Form 10-Q
period 1998-06-30
SQL FINANCIALS INTERNATIONAL INC /DE
filed 1998-08-12
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
 FOR THE TRANSITION PERIOD FROM _________ TO _________ .

 COMMISSION FILE NUMBER 0-24277

                       SQL FINANCIALS INTERNATIONAL, INC.
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                           58-1972600
-------------------------------      ------------------------------
 (State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)          Identification Number)

                        3950 Johns Creek Court, Suite 100
                             Suwanee, Georgia 30024
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (770) 291-3900
               -------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
               -------------------------------------------------
                     (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        COMMON STOCK, ($.0001 PAR VALUE)
                        --------------------------------
                9,064,836 SHARES OUTSTANDING AS OF JULY 27, 1998

INDEX
-----

                    SQL FINANCIALS INTERNATIONAL, INC.


PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) June 30, 1998 and
               December 31, 1997;

            Condensed Consolidated Statements of Operations (unaudited) Three months and six months ended June 30, 1998 and 1997;

            Condensed Consolidated Statements of Cash Flows (unaudited) Six months ended June 30, 1998 and 1997;

            Notes to Condensed Consolidated Financial Statements (unaudited) -
              June 30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

PART II     OTHER INFORMATION
-------     -----------------

Item 2.     Changes in Securities and Use of Proceeds

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES
                                       2

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                    SQL FINANCIALS INTERNATIONAL, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                       JUNE 30,   DECEMBER 31,
                                                         1998         1997
                                                     --------------------------
                      ASSETS
CURRENT ASSETS:

     Cash and cash equivalents                        $   26,090     $  7,213
     Trade accounts receivable, less allowance for
        doubtful accounts of $316 and $338 in 1998
        and 1997, respectively                             5,818        4,050
     Prepaid and other current assets
                                                             354          494
                                                     ------------    ----------
Total current assets                                      32,262       11,757

PROPERTY AND EQUIPMENT -- net                              2,069        1,507

OTHER ASSETS:
     Intangible assets, net of accumulated
         amortization of $1,534 and $1,127 in 1998
         and 1997, respectively                            5,508        1,267

     Deposits and other long-term assets                     186          150
                                                     ------------    ----------
Total other assets                                         5,694        1,417
                                                     ------------    ----------
  TOTAL ASSETS                                        $   40,025     $ 14,681
                                                     ============    ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                    SQL FINANCIALS INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT)

                                                        JUNE 30,     DECEMBER 31,
                                                          1998           1997
                                                      -------------- -------------
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

     Note payable, net of discount of $131 in 1998       $     969    $      -0-
     Accounts payable and accrued liabilities                5,062         4,598
     Accounts payable-related party                            -0-            54
     Deferred revenue                                        5,878         5,717
     Current maturities of long-term debt                      264         1,841
                                                      -------------- -------------
Total current liabilities                                   12,173        12,210
NONCURRENT LIABILITIES:
     Deferred revenue                                        3,355         4,480
     Long-term debt, net of current maturities                 375           497

     Other non-current liabilities                              65            49
                                                      -------------- -------------
Total liabilities                                           15,968        17,236


MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                   -0-           243
                                                      -------------- -------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:
     Series A, 262,500 shares issued and outstanding
       in 1997                                                 -0-         1,050
     Series B, 454,888 shares issued and outstanding
       in 1997                                                 -0-         3,025
     Series C, 428,572 shares issued and outstanding
       in 1997                                                 -0-         3,000
     Series D, 701,755 shares issued and outstanding
       in 1997                                                 -0-         6,000
     Series E, 697,675 shares issued and outstanding
       in 1997                                                 -0-         6,000
     Series F, 628,809 shares issued and outstanding
       in 1997                                                 -0-         6,037
                                                      -------------- -------------
Total redeemable convertible preferred stock                   -0-        25,112

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
   Common Stock, $.0001 par value;
   25,000,000 and 9,000,000 shares authorized in
   1998 and 1997, respectively; 9,061,304 and
   1,467,160 shares outstanding in 1998 and 1997,
   respectively                                                  1             0

   Additional paid in capital                               51,354           489
   Accumulated deficit                                     (28,058)      (28,019)
   Warrants                                                  1,440           652

   Treasury stock, at cost                                      (2)           (2)

   Note from stockholder                                         0          (612)

   Deferred compensation                                      (678)         (418)
                                                      -------------- -------------
Total stockholders' equity (deficit)                        24,057       (27,910)
                                                      -------------- -------------
TOTAL STOCKHOLDERS' EQUITY                              $   40,025    $   14,681
                                                      ============== =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       SQL FINANCIALS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                       JUNE 30                     JUNE 30
                              --------------------------  -----------------------
                                  1998         1997           1998         1997
REVENUES:
   License fees               $    4,814   $    2,790     $    8,443   $    4,728
   Services fees                   3,838        1,665          6,890        3,276
   Maintenance fees                1,814        1,020          3,414        1,917
                              ----------   ----------     ----------   ----------
       Total revenues             10,466        5,475         18,747        9,921

COST OF REVENUES:
   License fees                      305          200            565         378
   Services fees                   2,376        1,195          4,507       2,322
   Maintenance fees                  835          422          1,516         850
                              ----------   ----------     ----------   ----------
     Total cost of revenues        3,516        1,817          6,588       3,550

OPERATING EXPENSES:
    Research and development       1,386        2,022          2,529        3,824
    Sales and marketing            2,904        2,362          5,391        4,604
    General and administrative     1,191          699          2,548        1,349
    Depreciation and
     amortization                    525          353            929          698
    Non-cash compensation            749           13            803           23
                              ----------   ----------     ----------   ----------
     Total operating expenses      6,755        5,449         12,200       10,498

OPERATING INCOME (LOSS)              195       (1,791)           (41)      (4,127)
INTEREST INCOME                      129            3            159           27
INTEREST EXPENSE                      61           94            121          118
MINORITY INTEREST                     -0-          91             36          189
                              ----------   ----------     ----------   ----------
 NET INCOME (LOSS)            $      263   $   (1,973)    $      (39)  $   (4,407)
                              ==========   ==========     ==========   ==========

 Income (loss) per
   common share:
   Basic                      $    0.06    $    (1.42)    $    (0.01)  $    (3.19)
   Diluted                    $    0.03    $    (1.42)    $    (0.01)  $    (3.19)

 Weighted average shares
    outstanding
   Basic                          4,496         1,388          3,026        1,382
   Diluted                        8,758         1,388          3,026        1,382

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                    SQL FINANCIALS INTERNATIONAL, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                           SIX MONTHS ENDED JUNE 30
                                                         ---------------------------
                                                             1998          1997
                                                         -----------   -------------
  OPERATING ACTIVITIES
  Net loss                                               $      (39)   $   (4,407)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                              929           698
     Minority interest in subsidiary                             36           189
     Amortization of debt discount                               34            -0-
     Deferred compensation                                      803            23
     Changes in operating assets and liabilities:
        Accounts receivable                                  (1,768)       (2,201)
        Prepaid and other current assets                        140           (62)
        Deposits and other long-term assets                     (32)         (286)
        Accounts payable and accrued liabilities                335         1,052
        Deferred revenue                                       (961)        1,281
        Other noncurrent liabilities                             16            31
                                                         -----------   ----------

                  NET CASH USED IN OPERATING ACTIVITIES        (507)       (3,682)

  INVESTING ACTIVITIES
     Purchase of intangible assets                             (150)           -0-
     Purchase of minority interest in subsidiary               (326)           -0-
     Additions to property and equipment                     (1,089)         (247)
                                                         -----------   ----------
                   NET CASH USED IN INVESTING ACTIVITIES     (1,565)         (247)

  FINANCING ACTIVITIES:
     Dividends paid to holder of minority interest             (241)         (160)
     Proceeds from notes payable and short term
        borrowings                                            1,645        12,414
     Repayments of notes payable and short term
        borrowings                                           (3,343)       (9,712)
     Proceeds from the exercise of warrants                     612             9
     Proceeds from issuance of common stock, net             22,126            -0-
     Proceeds from issuance of preferred stock                  150            -0-
                                                         -----------   ----------

               NET CASH PROVIDED BY FINANCING ACTIVITIES     20,949         2,551
                                                         -----------   ----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           18,877        (1,378)

  CASH AND CASH EQUIVALENTS, beginning of period              7,213         3,278
                                                         -----------   ----------

  CASH AND CASH EQUIVALENTS, end of  period              $   26,090    $    1,900
                                                         ===========   ==========
  SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for interest                            $       93    $      106
                                                         ===========   ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                    SQL FINANCIALS INTERNATIONAL, INC.
      NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SQL Financials International, Inc. (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Prospectus dated May 26, 1998, filed under Form
S-1 with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. Diluted net losses per share for the six months ended June 30, 1998 and 1997, and the quarter ended June 30, 1997, do not include the effect of common stock equivalents, including redeemable convertible preferred stock, as their effect would be antidilutive. Diluted net income per share for the quarter ended June 30, 1998, includes the effect of common stock equivalents.

NOTE 3.  STOCKHOLDERS' EQUITY

On May 26, 1998, the Company completed its initial public offering of 2.5 million shares of its common stock at an offering price of $10.00 per share (the "Offering"). The proceeds, net of expenses, from this public offering of approximately $22.1 million were placed in investment grade cash equivalents. Immediately prior to the effective date of the Company's Registration Statement the redeemable convertible preferred stock was converted to common stock.

NOTE 4.  ACQUISITION OF MINORITY INTEREST IN THE SERVICES SUBSIDIARY

On February 5, 1998, the Company purchased the 20% interest in SQL Financial Services, LLC (the "Services Subsidiary") from Technology Ventures, LLC ("Technology Ventures") a related party controlled by Joseph S. McCall, a director of the Company. In exchange for the 20% interest in the Services Subsidiary, the Company issued 225,000 shares of common stock to Technology Ventures and granted Technology Ventures a warrant to purchase an additional 300,000 shares of common stock at a purchase price of $3.67 per share. The warrant expires on February 5, 2000. In addition, the Company agreed to pay Technology Ventures the sum of $1.1 million due February 5, 2000, pursuant to a non-negotiable, non-interest-bearing subordinated promissory note. Technology Ventures has agreed not to sell any of its shares for a period of 180 days after the effective date of the Offering. The Company also agreed to pay Technology Ventures a monthly sum equal to 20% of the net profits of the Services Subsidiary until the the completion of the Company's Initial Public Offering. The Company as additional purchase price recorded payments made to Technology Ventures for this 20% of net profits of the Services Subsidiary at the time of payment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company was formed in November 1991 to develop, market, license and support financial applications. In 1997, the Company introduced a series of additional modules and product enhancements. Specifically, in the first quarter of 1997, the Company introduced its human resource applications, which included the Personnel, Benefits and Payroll modules. In 1997, the Company introduced its Financial Statement Accelerator module, a distributed management reporting solution, and a 32-bit version of its financial applications (the "Denver Release"), which included two new modules, Purchasing Control and SOLUTION/GRAPHICAL ARCHITECT. Total license revenues from these new products in 1997 were $5.7 million. The Company intends to release a 32-bit version of its human resources applications by the end of 1998. The Company currently markets its products in the United States and Canada through its direct sales force and has licensed its client/server applications to more than 225 customers in a variety of industry segments, including insurance, financial services, communications, retail, printing and publishing, transportation and manufacturing. The Company also offers fee-based implementation, training and upgrade services and ongoing maintenance and support of its products for a 12-month renewable term.

On May 26, 1998, the Company completed an initial public offering of its common stock in which it sold 2.5 million shares for approximately $22.1 million after deducting offering expenses and underwriting discounts.

Through 1997 the Company recognized revenue in compliance with Statement of Position ("SOP") 91-1 "Software Revenue Recognition." Effective January 1, 1998, the Company adopted SOP 97-2 "Software Revenue Recognition." The adoption of this SOP has not had a significant impact on the Company's consolidated financial statements. Revenues from software licenses have been recognized upon delivery of the product if there are no significant obligations on the part of the Company following delivery and collection of the related receivable, if any, is deemed probable by management. Revenues from service fees relate to implementation, training and upgrade services performed by the Company and have been recognized as the services are performed. Maintenance fees relate to customer maintenance and support and have been recognized ratably over the term of the software support agreement, which is typically 12 months. A majority of the Company's customers renew the maintenance and support agreements after the initial term. Revenues that have been prepaid or invoiced, but that do not yet qualify for recognition under the Company's policies are reflected as deferred revenue.

Cost of license fees includes royalties and software duplication and distribution costs. The Company recognizes these costs as the applications are shipped. Cost of services fees include personnel and related costs incurred to provide implementation, training and upgrade services to customers. These costs are recognized as the services are performed. Cost of maintenance fees includes personnel and related costs incurred to provide the ongoing support and maintenance of the Company's products. These costs are recognized as incurred.

Research and development expenses consist primarily of personnel costs . The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting For the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenses are charged to expense as incurred until technological feasibility is established, after which remaining costs are capitalized. The Company defines technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Accordingly, the Company charges all internal software development costs to expense as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OVERVIEW (CONTINUED)

Sales and marketing expenses consist primarily of salaries, commissions and benefits to sales and marketing personnel, travel, trade-show participation, public relations and other promotional expenses. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as occupancy, equipment and other administrative costs.

The Company has net operating loss carryforwards ("NOLs") of approximately $25.6 million at June 30, 1998, which begin expiring in 2007. The Company established a valuation allowance equal to the NOLs and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized which will reduce the Company's effective tax rate for future taxable income, if any. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of May 26, 1998 of approximately $26.0 million will be limited to approximately $3.8 million in any given year to offset future taxes. If the Company does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable.

AFFILIATE RELATIONSHIPS

In March 1995 the Company and Technology Ventures, which is controlled by Joseph
S. McCall, formed the Services Subsidiary to provide implementation, training, and upgrade services exclusively for the Company's customers. On February 5, 1998, Technology Ventures sold its 20% interest in the Services Subsidiary to the Company. The consideration for the 20% interest was 225,000 shares of the Company's Common Stock, a warrant to purchase an additional 300,000 shares of Common Stock at a price of $3.67 per share, and a non-interest bearing promissory note in the principal amount of $1.1 million. The purchase of the remaining 20% of the Services Subsidiary was accounted for using the purchase method of accounting and will result in goodwill in the amount of $4.2 million, which is being amortized over 15 years. The Company assigned a 15-year amortization period to the goodwill acquired in the purchase of the 20% interest in the Services Subsidiary.

In the second quarter of 1998, the Company accelerated the vesting of certain employee stock options issued in the first quarter of 1998, for approximately 283,000 shares of Common Stock, at an exercise price of between $3.67 per share and $8.00 per share. As a result of this accelerated vesting, the Company recognized a non-cash, non-recurring charge of approximately $705,000 during the quarter ended June 30, 1998, representing the previously remaining unamortized deferred compensation recorded on these options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS
The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE 30                   JUNE 30
                              -----------------------  -------------------------
                                  1998        1997         1998        1997
Revenues:
   License fees                    46.0%       51.0%        45.0%       47.7%
   Services fees                   36.7        30.4         36.8        33.0
   Maintenance fees                17.3        18.6         18.2        19.3
                              -----------------------  -------------------------
       Total revenues             100.0       100.0        100.0       100.0
Cost of revenues:
   License fees                     2.9         3.7          3.0         3.8
   Services fees                   22.7        21.8         24.0        23.4
   Maintenance fees                 8.0         7.7          8.1         8.6
                              -----------------------  -------------------------
       Total cost of revenues      33.6        33.2         35.1        35.8

Operating expenses:
    Research and development       13.2        36.9         13.5        38.6
    Sales and marketing            27.7        43.1         28.7        46.4
    General and
    administrative                 11.4        12.8         13.6        13.6
    Depreciation and
      amortization                  5.0         6.5          5.0         7.0
    Non-cash compensation           7.2         0.2          4.3         0.2
                              -----------------------  -------------------------
     Total expenses                64.5        99.5         65.1       105.8

 Operating income (loss)            1.9       (32.7)        (0.2)      (41.6)
    Interest income                 1.2         0.1          0.8         0.3
    Interest expense                0.6         1.7          0.6         1.2
    Minority interest               0.0         1.7          0.2         1.9
                              -----------------------  -------------------------
 Net income (loss)                  2.5       (36.0)        (0.2)      (44.4)
                              =======================  =========================

 Gross margin on license fees      93.7        92.8         93.3        92.0
 Gross margin on services fees     38.1        28.2         34.6        29.1
 Gross margin on maintenance fees  54.0        58.6         55.6        55.7

QUARTER AND SIX MONTHS ENDED JUNE 30, 1998, COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1997

REVENUES

TOTAL REVENUES. For the quarter ended June 30, 1998, total revenues increased 91.2% to $10.5 million from $5.5 million in the comparable period in 1997. For the six months ended June 30, 1998, total revenues increased 89.0% to $18.7 million from $9.9 million in the comparable period in 1997. These increases are attributable to substantial increases in license fees, services fees and maintenance fees.

LICENSE FEES. License fees increased 72.5% to $4.8 million, or 46.0% of total revenues, in the quarter ended June 30, 1998, from $2.8 million, or 51.0% of total revenues, in the comparable period in 1997. License fees increased 78.6% to $8.4 million, or 45.0% of total revenues, in the six months ended June 30, 1998, from $4.7 million, or 47.7%, in the comparable period in 1997. These increases in license fees resulted primarily from increases in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

REVENUES (CONTINUED).

LICENSE FEES (CONTINUED).

the number of licenses sold, reflecting a continuing increase in the demand for the Company's existing and new applications, and to a lesser extent, to an increase in the average customer transaction size.

SERVICES FEES. Services fees increased 130.5% to $3.8 million, or 36.7% of total revenues, in the quarter ended June 30, 1998, from $1.7 million, or 30.4% of total revenues, in the comparable period in 1997. Services fees increased 110.3% to $6.9 million, or 36.8% of total revenues, in the six months ended June 30, 1998, from $3.3 million, or 33.0% of total revenues, in the comparable period in 1997. These increases in services fees are primarily due to increased demand for professional services associated with the increase in number of licenses sold.

MAINTENANCE FEES. Maintenance fees increased 77.8% to $1.8 million, or 17.3% of total revenues, in the quarter ended June 30, 1998, from $1.0 million, or 18.6% of total revenues, in the comparable period in 1997. Maintenance fees increased 78.1% to $3.4 million, or 18.2% of total revenues, in the six months ended June 30, 1998, from $1.9 million, or 19.3% of total revenues, in the comparable period in 1997. These increases in maintenance fees were primarily due to the signing of license agreements with new customers and the renewal of maintenance with existing customers during the respective periods.

COST OF REVENUES

TOTAL COST OF REVENUES. Cost of revenues increased 93.5% to $3.5 million, or 33.6% of total revenues, in the quarter ended June 30, 1998, from $1.8 million, or 33.2% of total revenues, in the comparable period in 1997. Cost of revenues increased 85.6% to $6.6 million, or 35.1% of total revenues, in the six months ended June 30, 1998, from $3.5 million, or 35.8% of total revenues, in the comparable period in 1997. The increases in cost of revenues were primarily due to an increase in personnel and related expenses and increased royalty expenses for the respective periods.

COST OF LICENSE FEES. Cost of license fees increased 52.5% to $305,000, or 6.3% of total license fees, in the quarter ended June 30, 1998, compared to $200,000, or 7.2% of total license fees, in the comparable period in 1997. Cost of license fees increased 49.5% to $565,000, or 6.7% of total license fees, in the six months ended June 30, 1998, compared to $378,000, or 8.0% of total license fees, in the comparable period in 1997. The increases in the cost of license fees were primarily attributable to increases in the sale of third-party software products distributed by the Company resulting from increased sales volumes. The decreases as a percentage of total license fees is primarily attributable to the expiration of certain obligations under royalty agreements for third party software.

COST OF SERVICES FEES. Cost of services fees increased 98.8% to $2.4 million, or 61.9% of total services fees, in the quarter ended June 30, 1998, compared to $1.2 million, or 71.8% of total services fees, in the comparable period in 1997. Cost of services fees increased 94.1% to $4.5 million, or 65.4% of total services fees, in the six months ended June 30, 1998, compared to $2.3 million, or 70.9% of total services fees, in the comparable period in 1997. These increases in the cost of service fees are primarily attributable to an increase in the personnel and related costs to provide implementation, training and upgrade services. The decreases in cost of service fees as a percentage of revenue for the quarter and six month ended June 30, 1998, are primarily due to increased hourly rates charges combined with increased utilization of services personnel.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

COST OF REVENUES (CONTINUED)

COST OF MAINTENANCE FEES. Cost of maintenance fees increased 97.9% to $835,000, or 46.0% of total maintenance fees, in the quarter ended June 30, 1998, compared to $422,000, or 41.4% of total maintenance fees, in the comparable period in 1997. Cost of maintenance fees increased 78.4% to $1.5 million, or 44.4% of total maintenance fees, in the six months ended June 30, 1998, compared to $850,000, or 44.3% of total maintenance fees, in the comparable period in 1997. These increases in the cost of maintenance fees were primarily attributable to an increase in the personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees decreased during the respective periods primarily due to more productive use of personnel to support the maintenance customer base.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 31.5% to $1.4 million, or 13.2% of total revenues, in the quarter ended June 30, 1998, from $2.0 million, or 36.9% of total revenues, in the comparable period in 1997. Research and development expenses decreased 33.9% to $2.5 million, or 13.5% of total revenues, in the six months ended June 30, 1998, from $3.8 million, or 38.6% of total revenues, in the comparable period in 1997. Research and development expenses decreased primarily due to decreased personnel and contractor fees related to the effort required in 1997 to develop the Denver Release, which was substantially completed by September 1997. The decreases in research and development as a percentage of revenue for the periods ended June 30, 1998, compared to the periods ended June 30, 1997, are primarily due to the completion of the Denver Release, coupled with the economies of scale realized through the growth in the Company's revenue. The Company intends to continue to devote substantial resources toward research and development efforts.

SALES AND MARKETING

Sales and marketing expenses increased 22.9% to $2.9 million, or 27.7% of total revenues, in the quarter ended June 30, 1998, from $2.4 million, or 43.1% of total revenues, in the comparable period in 1997. Sales and marketing expenses increased 17.1% to $5.4 million, or 28.7% of total revenues, in the six months ended June 30, 1998, from $4.6 million, or 46.4% of total revenues, in the comparable period in 1997. The increases in sales and marketing expenses were primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities. The decreases in sales and marketing as a percentage of revenues for the respective periods reflects the higher productivity of the Company's sales force.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 70.4% to $1.2 million, or 11.4% of total revenues, in the quarter ended June 30, 1998, from $699,000, or 12.8% of total revenues, in the comparable period in 1997. General and administrative expenses increased 88.9% to $2.5 million, or 13.6% of total revenues, in the six months ended June 30, 1998, from $1.3 million, or 13.6% of total revenues, in the comparable period in expenses were primarily attributable to increases in personnel and related costs. The Company believes that its general and administrative expenses will continue to increase in future periods to accommodate anticipated growth and expenses associated with its responsibilities as a public company.

DEPRECIATION AND AMORTIZATION

Depreciation of tangible equipment and amortization of intangible assets increased 48.7% to $525,000, or 5.0% of total revenues, in the quarter ended June 30, 1998, from $353,000, or 6.5% of total revenues, in the comparable period in 1997. Depreciation of tangible equipment and amortization of intangible assets increased 33.0% to $929,000, or 5.0% of total revenues, in the six months ended June 30, 1998, from $698,000, or 7.0% of total

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

DEPRECIATION AND AMORTIZATION (CONTINUED)

revenues, in the comparable period in 1997. The increases in depreciation and amortization expense are due to increases in capital expenditures resulting from the significant growth of the Company combined with increased goodwill resulting from the acquisition of the minority interest in the Services Subsidiary.


NON-CASH COMPENSATION

Non-cash compensation expense increased to $749,000, or 7.2% of total revenues, in the quarter ended June 30, 1998, from $13,000, or 0.2% of total revenues, in the comparable period in 1997. Non-cash compensation expense increased to $803,000, or 4.3% of total revenues, in the six months ended June 30, 1998, from $23,000, or 0.2% of total revenues in the comparable period in 1997. In the second quarter of 1998, the Company accelerated the vesting of certain employee stock options issued in the first quarter of 1998, for approximately 283,000 shares of Common Stock, at an exercise price of between $3.67 per share and $8.00 per share. As a result of this accelerated vesting, the Company recognized a non-cash, non-recurring charge of approximately $705,000 during the quarter ended June 30, 1998, representing the previously remaining unamortized deferred compensation recorded on these options. The recognition of the non-cash, non-recurring charge provided for the increases in the non-cash compensation expense in the current year periods when compared to the same periods of the prior year.

OTHER INCOME

Interest income increased to $129,000 in the quarter ended June 30, 1998, from $3,000, in the comparable period in 1997. Interest income increased to $159,000 in the six months ended June 30, 1998, from $27,000, in the comparable period in 1997. On May 26, 1998, the Company completed an initial public offering of its common stock in which it sold 2.5 million shares, which resulted in net proceeds of approximately $22.1 million. The increases in interest income were primarily due to the results of the investment of the funds from the initial public offering.

INTEREST EXPENSE

Interest expense decreased 35.1% to $61,000 in the quarter ended June 30, 1998, from $94,000 in the comparable period in 1997. This decrease is primarily due to lower average levels of debt in the quarter ended June 30, 1998, as compared to the quarter ended June 30, 1997. Interest expense increased 2.5% to $121,000 in the six months ended June 30, 1998, from $118,000 in the comparable period in 1997. This increase is primarily due to higher average interest rates experienced by the Company in the six months ended June 30, 1998, when compared to the six months ended June 30, 1997.

MINORITY INTEREST

Minority interest decreased 100.0% in the quarter ended June 30, 1998, from $91,000 in the comparable period in 1997. Minority interest decreased 81.0% to $36,000 in the six months ended June 30, 1998, from $189,000 in the comparable period in 1997. These decreases in minority interest are related to the purchase of the remaining 20% of the Services Subsidiary on February 5, 1998, which eliminated the minority interest related to the Services Subsidiary.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, the Company has not recorded any provision or benefit for income taxes in the quarters and six month periods ended June 30, 1998 and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On May 26, 1998, the Company completed its initial public offering of 2.5 million shares of its Common Stock at an offering price of $10.00 per share. The proceeds, net of expenses, from this public offering of approximately $22.1 million were placed in investment grade cash equivalents. The Company's working capital position (deficit) was $20.1million and $(453,000) at June 30, 1998 and December 31, 1997, respectively. Management believes that current cash balances and cash flows from operations will be adequate to provide for the Company's capital expenditures and working capital requirements for the forseeable future. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future its operating and investing activities may use significant cash.

Cash used in operating activities was approximately $507,000 and $3.7 million during the six months ended June 30, 1998 and 1997, respectively. Cash used by operations during the six months ended June 30, 1998, was primarily attributable to an increase in accounts receivable and a decrease in deferred revenue, partially offset by increases in accounts payable and accrued liabilities. Cash used by operations during the six months ended June 30, 1997, was primarily attributable to an increase in accounts receivable, partially offset by increases in deferred revenues and accounts payable and accrued liabilities.

Cash used in investing activities was approximately $1.6 million and $247,000 during the six months ended June 30, 1998 and 1997, respectively. The cash used in investing activities during the six months ended June 30, 1998, was primarily attributable to purchases of computer equipment and software and the purchase of the minority interest in the Services Subsidiary. The cash used in investing activities during the six months ended June 30, 1997, was primarily attributable to purchases of computer equipment and software.

Cash provided by financing activities was approximately $20.9 million and $2.6 million during the six months ended June 30, 1998 and 1997, respectively. The cash provided by financing activities during the six months ended June 30, 1998, was primarily attributable to the Company's initial public offering effective May 26, 1998, for net proceeds of approximately $22.1 million. The cash provided by financing activities during the six months ended June 30, 1997, was primarily attributable to proceeds from notes payable and short term borrowings of approximately $12.4 million, offset by payments on notes payable and short term borrowings of approximately $9.7 million.

In March 1997, the Company entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with a leasing company. The Equipment Line bears interest at rates negotiated with each loan or lease schedule (generally 22.0% to 22.5%) and is collateralized by all of the equipment purchased with the proceeds thereof. As of June 30, 1998, the principal balance on the Equipment Line payable was $565,000.

The Company has a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $3.0 million or 80% of accounts receivable. Interest on the revolving credit facility is at prime rate and on the equipment facility at prime plus 0.5% and is collateralized by all of the assets of the Company. The line of credit and equipment term facility with Silicon Valley Bank will expire on April 29, 1999. As of June 30, 1998, the Company had no outstanding balance and had $3.5 million available for future borrowings under this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

The Company had available NOL's of approximately $25.6 million as of June 30, 1998, to reduce future income tax liabilities. These NOL's expire from 2007 through 2012 and are subject to review and possible adjustment by the appropriate taxing authorities. Pursuant to the Tax Reform Act of 1986, the utilization of NOL's for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of this limitation, the Company will be limited to the use of its NOL's in any given year. The Company had net deferred tax assets of approximately $9.8 million at June 30, 1998, comprised primarily, of net operating loss carryforwards. The Company has fully reserved for these deferred tax assets.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe the Company's future strategic plans, goals, or objectives are also forward-looking statements. Readers of this Report are cautioned that any forward-looking statements, including those regarding the intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

IMPACT OF YEAR 2000

The Company has designed and tested the most current versions of its products to be Year 2000 compliant. There can be no assurances that the Company's current products do not contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to the Company. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and the Company is aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent the Company may be affected by it.

The Company is in the process of determining the extent to which third-party licensed software distributed by the Company is Year 2000 compliant, as well as the impact of any non-compliance on the Company and its customers. Additionally, in the event relational database management systems used with the Company's software are not Year 2000 compliant, there can be no assurance that Company's customers will be able to continue to use the Company's products. The Company does not currently believe that the effects of any Year 2000 non-compliance in the Company's installed base of software will result in a material adverse impact on the Company's business or financial condition. However, the Company's investigation with respect to third-party software is in its preliminary stages, and no assurance can be given that the Company will not be exposed to potential claims resulting from system problems associated with the century change or that such claims would not have a material adverse effect on the Company's business, financial condition or results of operations.

With respect to its internal systems, the Company is taking steps to prepare its systems for the Year 2000 date change. The Company expects to substantially complete inventory efforts at the end of calendar year 1998, with

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

remediation and testing to continue through 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company is currently unable to estimate the most reasonably likely worst case effects of the year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects.

The Company is currently unable to estimate whether it is exposed to significant risk of being adversely affected by Year 2000 noncompliance by third parties. During the third quarter of 1998, the Company intends to begin contacting third parties with which it has material relationships, including its material customers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by March 31, 1999.

PART II.    OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company filed a Registration Statement on Form S-1 (File No. 333-46685) for an initial public offering of its $.0001 par value Common Stock. The Registration Statement was effective on May 26, 1998. The Offering was underwritten by NationsBanc Montgomery Securities LLC, Piper Jaffray Inc., and UBS Securities. The Offering closed on June 1, 1998, and the Company sold 2.5 million shares of its Common Stock at a price of $10.00 per share. The Company received approximately $23.2 million in net proceeds from the Offering.

The Company also registered for resale 629,625 shares for certain selling stockholders. The selling stockholders entered into lockup agreements with the underwriters and such shares of Common Stock will be available for resale in November 1998. The Company will not receive any proceeds from sale of Common Stock by the selling stockholders.

The Company incurred the following expenses in connection with the issuance and distribution of its Common Stock in connection with the Registration Statement:
$1,750,000 in underwriting discounts and related expenses of the underwriters, and $1.1 million in other offering expenses including printing, legal and accounting fees. Such payments were directly paid by the Company to such service providers, none of whom were (i) officers or directors of the Company or their associates, (ii) persons owning 10% or more of any class of equity securities of the Company, or (iii) affiliates of the Company.

From May 26, 1998 to June 30, 1998, the net proceeds of the Offering were invested in investment grade securities. The foregoing amounts are a reasonable estimate of the amount of net proceeds of the Offering. Such payments, uses and/or investments were not made to directors or officers of the Company or their associates or to persons owning 10% or more of any class of equity securities of the Company or to any affiliates of the Company.

The use of proceeds by the Company reported herein does not represent a material change from the use of proceeds described by the Company in the prospectus contained in the Registration Statement.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits

            27 - Financial Data Schedule

     (b)    Reports on Form 8-K

            None

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SQL FINANCIALS INTERNATIONAL, INC.
                                         (Registrant)




Date: August 12, 1998           By:  /s/ William A. Fielder,III
      ---------------                -------------------------------------
                                         William A. Fielder, III
                                         Chief Financial Officer and Treasurer