Form 10-Q
period 1998-09-30
CLARUS CORP
filed 1998-11-16
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark one)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998.

                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________ to _________ .

 Commission File Number 0-24277

                               Clarus Corporation
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

                       SQL Financials International, Inc.
               -------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        Common Stock, ($.0001 Par Value)
                   ------------------------------------------
               10,605,870 shares outstanding as of November 6, 1998

INDEX
-----

                               CLARUS CORPORATION

PART I      FINANCIAL INFORMATION
------      ---------------------

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) - September 30,
              1998 and December 31, 1997;

            Condensed Consolidated Statements of Operations (unaudited-Three months and nine months ended September 30, 1998 and 1997;

            Condensed Consolidated Statements of Cash Flows (unaudited)-Nine months ended September 30, 1998 and 1997;

            Notes to Condensed Consolidated Financial Statements (unaudited) -
              September 30, 1998

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk - Not
              Applicable

PART II     OTHER INFORMATION
-------     -----------------

Item 1.     Legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds.

Item 6.     Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.     FINANCIAL INFORMATION
-------     ---------------------

Item 1.     Financial Statements


                               CLARUS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                       (in thousands, except share and per share amounts)

                                                    September 30,   December 31,
                                                         1998         1997
                                                    ----------------------------
                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $    23,984   $    7,213
     Trade accounts receivable, less allowance for
        doubtful accounts of $484 and $338 in 1998
        and 1997, respectively                            10,918        4,050
     Prepaid and other current assets                        407          494
                                                          ------       ------
Total current assets                                      35,309       11,757

PROPERTY AND EQUIPMENT - net                               2,227        1,507

OTHER ASSETS:
     Intangible assets, net of accumulated
        amortization of $1,758 and
        $1,127 in 1998 and 1997, respectively              5,843        1,267
     Deposits and other long-term assets                     215          150
                                                          ------       ------
Total other assets                                         6,058        1,417
                                                          ------       ------











TOTAL ASSETS                                           $  43,594   $    14,681
                                                      ==========   ===========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)

                        (in thousands, except share and per share amount)

                                                         September 30,  December 31,
                                                             1998          1997
                                                         ------------- -------------

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
     Note payable, net of discount of $110 in 1998        $      990    $      -0-
     Accounts payable and accrued liabilities                  6,778         4,598
     Accounts payable-related party                              -0-            54
     Deferred revenue                                          6,415         5,717
     Current maturities of long-term debt                        244         1,841
                                                              ------        ------
Total current liabilities                                     14,427        12,210
NONCURRENT LIABILITIES:
     Deferred revenue                                          3,600         4,480
     Long-term debt, net of current maturities                   310           497
     Other non-current liabilities                                70            49
                                                              ------         -----
Total liabilities                                             18,407        17,236
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                     -0-           243
                                                              ------        ------

REDEEMABLE CONVERTIBLE PREFERRED STOCK:                          -0-        25,112

STOCKHOLDERS' EQUITY (DEFICIT) (Note 3):
   Common Stock, $.0001 par value; 25,000,000 and
   9,000,000 shares authorized in 1998 and  1997,
   respectively;  9,197,312 and 1,467,160 shares
   outstanding in 1998 and 1997, respectively                      1             0
   Additional paid in capital                                 51,306           489
   Accumulated deficit                                       (26,918)      (28,019)
   Warrants                                                    1,440           652
   Treasury stock, at cost                                        (2)           (2)
   Note from stockholder                                           0          (612)
   Deferred compensation                                        (640)         (418)
                                                             --------      --------
Total stockholders' equity (deficit)                          25,187       (27,910)
                                                             --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)        $ 43,594     $   14,681
                                                             ========    ==========


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands, except per share amounts)

                                    Three months ended           Nine months ended
                                       September 30                September 30
                                 --------------------------  --------------------------
                                     1998         1997           1998         1997
REVENUES:

   License fees                   $   5,623    $   4,299    $    14,066  $     9,026
   Services fees                      4,387        2,064         11,277        5,340
   Maintenance fees                   1,937        1,250          5,351        3,168
                                      -----        -----          -----        -----
       Total revenues                11,947        7,613         30,694       17,534
COST OF REVENUES:
   License fees                         960          478          1,525          856
   Services fees                      2,717        1,366          7,223        3,688
   Maintenance fees                     925          510          2,442        1,360
                                      -----       ------         ------        -----
       Total cost of revenues         4,602        2,354         11,190        5,904

OPERATING EXPENSES:
    Research and development          1,630        1,481          4,157        5,305
    Sales and marketing               3,029        2,354          8,419        6,958
    General and administrative        1,175          754          3,723        2,103
    Depreciation and amortization       526          352          1,456        1,049
    Non-cash compensation                38           13            842           36
                                      -----        -----         ------       ------
     Total operating expenses         6,398        4,954         18,597       15,451

OPERATING INCOME (LOSS)                 947          305            907       (3,821)
INTEREST INCOME                         243            1            402           28
INTEREST EXPENSE                         51          133            172          251
MINORITY INTEREST                       -0-          133             36          322
                                      -----       ------          -----       -------
NET INCOME (LOSS)                  $  1,139      $    40      $   1,101   $   (4,366)
                                      =====       ======          =====       =======


 Income (loss) per common share:
    Basic                          $   0.12      $  0.03      $    0.22    $   (3.15)
    Diluted                            0.11      $  0.01      $    0.13    $   (3.15)

 Weighted average shares
    outstanding
   Basic                              9,123        1,390          5,080        1,384
   Diluted                           10,039        6,595          8,767        1,384






See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                               Nine months ended
                                                                    September 30
                                                          --------------------------
                                                              1998          1997
                                                          -----------   ------------
  OPERATING ACTIVITIES
  Net income (loss)                                       $    1,101    $   (4,366)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                             1,456         1,049
     Minority interest in subsidiary                              36           322
     Amortization of debt discount                                55            18
     Deferred compensation                                       842            46
     Changes in operating assets and liabilities:
        Accounts receivable                                   (6,867)       (3,073)
        Prepaid and other current assets                          87          (110)
        Deposits and other long-term assets                      (63)           28
        Accounts payable and accrued liabilities               2,051         1,721
        Deferred revenue                                        (181)        1,091
        Other noncurrent liabilities                              21           (22)
                                                          ----------       --------
                   NET CASH USED IN OPERATING ACTIVITIES      (1,462)       (3,296)

  INVESTING ACTIVITIES
     Increase of intangible assets                              (709)          (90)
     Purchase of minority interest in subsidiary                (326)           -0-
     Additions to property and equipment                      (1,551)         (557)
                                                         ------------      --------
                    NET CASH USED IN INVESTING ACTIVITIES     (2,586)         (647)

  FINANCING ACTIVITIES:
     Dividends paid to holder of minority interest              (241)         (190)
     Repayment of note receivable from holder of
        minority interest                                         -0-           38
     Proceeds from notes payable and short term
        borrowings                                             1,645        29,802
     Repayments of notes payable and short term
        borrowings                                            (3,428)      (30,225)
     Proceeds from the exercise of warrants                      612            10
     Proceeds from issuance of common stock, net              22,081           -0-
     Proceeds from issuance of preferred stock                   150         5,987
                                                           ---------        -------


                NET CASH PROVIDED BY FINANCING ACTIVITIES     20,819         5,422
                                                             -------         -----

  INCREASE IN CASH AND CASH EQUIVALENTS                       16,771         1,479

  CASH AND CASH EQUIVALENTS, beginning of period               7,213         3,278
                                                            --------        -------
  CASH AND CASH EQUIVALENTS, end of period                    23,984    $    4,757
                                                           =========        =======


  SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for interest                             $      123    $      259
                                                           =========    ===========


 See Accompanying Notes to Unaudited Condensed Consolidated Financial
 Statements.

                              CLARUS CORPORATION
          NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended December 31, 1998. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in i) the Company's Prospectus dated May 26, 1998, filed under Form S-1 (Registration No. 333 - 46685) with the Securities and Exchange Commission, and
ii) the Company's Prospectus dated October 28, 1998, filed under form S-4 (Registration No. 333 - 63535) with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the nine months ended September 30, 1997, does not include the effect of common stock equivalents, including redeemable convertible preferred stock, as their effect would be antidilutive. Diluted net income per share for the quarters ended September 30, 1998 and 1997, and the nine months ended September 30, 1998, includes the effect of common stock equivalents.

NOTE 3.  STOCKHOLDERS' EQUITY

On May 26, 1998, the Company completed its initial public offering of 2.5 million shares of its common stock at an offering price of $10.00 per share (the "Offering"). The proceeds, net of expenses, from this public offering of approximately $22.0 million were placed in investment grade cash equivalents. Immediately prior to the effective date of the Company's Registration Statement the redeemable convertible preferred stock was converted to common stock.

NOTE 4.  ACQUISITION OF MINORITY INTEREST IN THE SERVICES SUBSIDIARY

On February 5, 1998, the Company purchased the 20% interest in SQL Financial Services, LLC (the "Services Subsidiary") from Technology Ventures, LLC ("Technology Ventures") a related party controlled by Joseph S. McCall, a director of the Company. In exchange for the 20% interest in the Services Subsidiary, the Company issued 225,000 shares of common stock to Technology Ventures and granted Technology Ventures a warrant to purchase an additional 300,000 shares of common stock at a purchase price of $3.67 per share. The warrant expires on February 5, 2000. In addition, the Company agreed to pay Technology Ventures the sum of $1.1 million due February 5, 2000, pursuant to a non-negotiable, non-interest-bearing subordinated promissory note. Technology Ventures has agreed not to sell any of its shares for a period of 180 days after the effective date of the Offering. The Company also agreed to pay Technology Ventures a monthly sum equal to 20% of the net profits of the Services Subsidiary until the completion of the Company's Initial Public Offering.
The Company as additional purchase price recorded payments made to Technology Ventures for this 20% of net profits of the Services Subsidiary at the time of payment.

                               CLARUS CORPORATION
    NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

NOTE 5. MERGER OF ELEKOM CORPORATION

On November 6, 1998, the Company completed its acquisition of Elekom Corporation ("Elekom") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.39 million shares of the Company's common stock. Elekom was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of the Company and the separate existence of Elekom ceased. Immediately following consummation of the merger, the former holders of Elekom common and preferred stock (the "Elekom Shareholders") owned approximately 13% of the outstanding common stock of the Company. The former Elekom Shareholders have agreed not to sell any of their shares of the Company's common stock for a period ending on August 6, 1999. The Company, as additional purchase price, recorded i) payments of $500,000 made to fund the operations of Elekom from October 1, 1998, through the closing date, and ii) expenses of approximately $750,000 to complete the merger. Approximately $14.0 million of the purchase price was recorded as purchased in-process research and development. These interim financial statements should be read in conjunction with the Company's Prospectus dated October 28, 1998, filed under form S-4 (Registration No. 333-63535) with the Securities and Exchange Commission.

NOTE 6. LEGAL PROCEEDINGS

The Company is subject to claims and litigation in the ordinary course of business, including, but not limited to, a lawsuit recently filed against the Company alleging patent infringement, but does not believe based on its current assessment of such claims and litigation that any such claim or litigation will have a material adverse effect on its consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Clarus Corporation (the "Company") was formed in November 1991 to develop, market, license and support financial applications. During 1998 and 1997 the Company introduced a series of additional modules and product enhancements. Specifically, in the third quarter of 1998 the Company introduced its Corporate Service Applications, which include E-procurement, a business-to-business buy side web based solution designed for the acquisition of non-industrial goods and services; and budgeting. In the first quarter of 1997, the Company introduced its human resource applications, which included the Personnel, Benefits and Payroll modules. In 1997, the Company introduced its Financial Statement Accelerator module, a distributed management reporting solution, and a 32-bit version of its financial applications (the "Denver Release"), which included two new modules, Purchasing Control and Solution/Graphical Architect. The Company intends to release a 32-bit version of its human resources applications by the end of 1998. The Company currently markets its products in the United States and Canada through its direct sales force and has licensed its client/server applications to more than 250 customers in a variety of industry segments, including insurance, financial services, communications, retail, printing and publishing, transportation and manufacturing. The Company also offers fee-based implementation, training and upgrade services and ongoing maintenance and support of its products for a 12-month renewable term.

On November 6, 1998, the Company completed its acquisition of Elekom Corporation ("Elekom") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.39 million shares of the Company's common stock. Elekom was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of the Company and the separate existence of Elekom ceased. Immediately following consummation of the merger, the former holders of Elekom common and preferred stock (the "Elekom Shareholders") owned approximately 13% of the outstanding common stock of the Company. The former Elekom Shareholders have agreed not to sell any of their shares of the Company's common stock for a period ending on August 6, 1999. The Company, as additional purchase price, recorded i) payments of $500,000 made to fund the operations of Elekom from October 1, 1998, through the closing date, and ii) expenses of approximately $750,000 to complete the merger. Approximately $14.0 million of the purchase price was recorded as purchased in-process research and development.

On May 26, 1998, the Company completed an initial public offering of its common stock in which it sold 2.5 million shares for approximately $22.0 million after deducting offering expenses and underwriting discounts.

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

Research and development expenses consist primarily of personnel costs. The Company accounts for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting For the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Research and development expenses are
                                       9

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

The Company had net operating loss carryforwards ("NOLs") of approximately $24.5 million at September 30, 1998, which begin expiring in 2007. The Company established a valuation allowance equal to the NOLs and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized which will reduce the Company's effective tax rate for future taxable income, if any. Due to changes in the Company's ownership structure, the Company's use of its NOLs as of May 26, 1998 of approximately $26.0 million will be limited to approximately $3.8 million in any given year to offset future taxes. If the Company does not realize taxable income in excess of the limitation in future years, certain NOLs will be unrealizable.

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

Summary of the Effects of the Merger

The Company anticipates the integration and consolidation of ELEKOM will require substantial management, financial and other resources. The acquisition of ELEKOM involves a number of significant risks including potential difficulties in assimilating the technologies, services and products of ELEKOM or in achieving the expected synergies and cost reductions, as well as other unanticipated risks and uncertainties. As a result, there can be no assurance as to the extent to which the anticipated benefit with respect to the Merger will be realized, or the timing of any such realization. See the Company Registration Statement dated October 28, 1998, filed under form S-4 with the Securities and Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Overview (continued)

Summary of the Effects of the Merger (continued)

The Merger is expected to lower the net earnings of the Company through 1998 as a result of a substantial increase in amortization of intangible and other long-lived assets and various other adjustments resulting from purchase accounting. The 1997 unaudited pro forma condensed combined net loss before non-recurring charges would have been approximately $10.2 million, a net loss which is approximately 149% greater than the Company's actual historical results for 1997. The Company believes that earnings beyond 1998 should improve as a result of the web-based, electronic procurement market presence and recognition afforded the Company as a result of the completion of the Merger. No assurances can be given as to the amount or timing of such benefit that may actually be realized or that any such growth may occur.

The Merger will be accounted for as a purchase. Under purchase accounting, the total purchase cost and fair value of liabilities assumed were allocated to the tangible and intangible assets of ELEKOM based upon their respective fair values on November 6, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:


                                Three months ended        Nine months ended
                                   September 30              September 30
                              -----------------------  -------------------------
                                  1998        1997         1998        1997
Revenues:
   License fees                    47.1%      56.5%        45.8%       51.4%
   Services fees                   36.7       27.1         36.8        30.5
   Maintenance fees                16.2       16.4         17.4        18.1
                              -----------------------  -------------------------
       Total revenues             100.0      100.0        100.0       100.0
Cost of revenues:
   License fees                     8.1        6.3          5.0         4.9
   Services fees                   22.7       17.9         23.5        21.0
   Maintenance fees                 7.7        6.7          7.9         7.8
                              -----------------------  -------------------------
       Total cost of revenues      38.5       30.9         36.4        33.7

Operating expenses:
    Research and development       13.7       19.5         13.5        30.3
    Sales and marketing            25.4       30.9         27.4        39.6
    General and
    administrative                  9.8        9.9         12.1        12.0
    Depreciation and
    amortization                    4.4        4.6          4.8         6.0
    Non-cash compensation           0.3        0.2          2.8         0.2
                              -----------------------  -------------------------
     Total expenses                53.6       65.1         60.6        88.1

 Operating income (loss)            7.9        4.0          3.0       (21.8)
    Interest income                 2.0        0.1          1.3         0.2
    Interest expense                0.4        1.8          0.6         1.4
    Minority interest               0.0        1.8          0.1         1.7
                              =======================  =========================
 Net income (loss)                  9.5        0.5          3.6       (24.9)
                              =======================  =========================


 Gross margin on license fees      82.9       88.9         89.2        90.5
 Gross margin on services
      fees                         38.1       33.8         36.0        30.9
 Gross margin on maintenance
      fees                         52.3       59.2         54.4        57.1



Quarter and Nine Months Ended September 30, 1998, Compared to Quarter and Nine Months Ended September 30, 1997.

Revenues

Total Revenues. For the quarter ended September 30, 1998, total revenues increased 56.9% to $11.9 million from $7.6 million in the comparable period in 1997. For the nine months ended September 30, 1998, total revenues increased 75.1% to $30.7 million from $17.5 million in the comparable period in 1997. These increases are attributable to substantial increases in license fees, services fees and maintenance fees.

License Fees. License fees increased 30.8% to $5.6 million, or 47.1% of total revenues, in the quarter ended September 30, 1998, from $4.3 million, or 56.5% of total revenues, in the comparable period in 1997. License fees increased 55.8% to $14.1 million, or 45.8% of total revenues, in the nine months ended September 30, 1998, from $9.0 million, or 51.4%, in the comparable period in 1997. These increases in license fees resulted primarily from

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Nine Months Ended September 30, 1998, Compared to Quarter and Nine Months Ended September 30, 1997 (continued).

Revenues (continued)

License Fees (continued)

increases in the number of licenses sold, reflecting a continuing increase in the demand for the Company's existing and new applications, and to a lesser extent, to an increase in the average customer transaction size.

Services Fees. Services fees increased 112.5% to $4.4 million, or 36.7% of total revenues, in the quarter ended September 30, 1998, from $2.1 million, or 27.1% of total revenues, in the comparable period in 1997. Services fees increased 111.2% to $11.3 million, or 36.8% of total revenues, in the nine months ended September 30, 1998, from $5.3 million, or 30.5% of total revenues, in the comparable period in 1997. These increases in services fees are primarily due to increased demand for professional services associated with the increase in number of licenses sold.

Maintenance Fees. Maintenance fees increased 55.0% to $1.9 million, or 16.2% of total revenues, in the quarter ended September 30, 1998, from $1.3 million, or 16.4% of total revenues, in the comparable period in 1997. Maintenance fees increased 68.9% to $5.4 million, or 17.4% of total revenues, in the nine months ended September 30, 1998, from $3.2 million, or 18.1% of total revenues, in the comparable period in 1997. These increases in maintenance fees were primarily due to the signing of license agreements with new customers and the renewal of maintenance with existing customers during the respective periods.

Cost of Revenues

Total Cost of Revenues. Cost of revenues increased 95.5% to $4.6 million, or 38.5% of total revenues, in the quarter ended September 30, 1998, from $2.4 million, or 30.9% of total revenues, in the comparable period in 1997. Cost of revenues increased 89.5% to $11.2 million, or 36.4% of total revenues, in the nine months ended September 30, 1998, from $5.9 million, or 33.7% of total revenues, in the comparable period in 1997. The increases in cost of revenues were primarily due to an increase in personnel and related expenses and increased royalty expenses for the respective periods.

Cost of License Fees. Cost of license fees increased 100.8% to $960,000, or 17.1% of total license fees, in the quarter ended September 30, 1998, compared to $478,000, or 11.1% of total license fees, in the comparable period in 1997. Cost of license fees increased 78.2% to $1.5 million, or 10.8% of total license fees, in the nine months ended September 30, 1998, compared to $856,000, or 9.5% of total license fees, in the comparable period in 1997. The increases in the cost of license fees, and the increase as a percentage of total license fees, were primarily attributable to increases in the sale of third-party software products distributed by the Company.

Cost of Services Fees. Cost of services fees increased 98.9% to $2.7 million, or 61.9% of total services fees, in the quarter ended September 30, 1998, compared to $1.4 million, or 66.2% of total services fees, in the comparable period in 1997. Cost of services fees increased 95.9% to $7.2 million, or 64.0% of total services fees, in the nine months ended September 30, 1998, compared to $3.7 million, or 69.1% of total services fees, in the comparable period in 1997. These increases in the cost of service fees are primarily attributable to an increase in the personnel and related costs to provide implementation, training and upgrade services.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Nine Months Ended September 30, 1998, Compared to Quarter and Nine Months Ended September 30, 1997 (continued).

Cost of Revenues (continued)

Cost of Services Fees (continued)

The decreases in cost of service fees as a percentage of revenue for the quarter and nine months ended September 30, 1998, are primarily due to increased hourly rates charged combined with increased utilization of services personnel.

Cost of Maintenance Fees. Cost of maintenance fees increased 81.4% to $925,000, or 47.7% of total maintenance fees, in the quarter ended September 30, 1998, compared to $510,000, or 40.8% of total maintenance fees, in the comparable period in 1997. Cost of maintenance fees increased 79.6% to $2.4 million, or 45.6% of total maintenance fees, in the nine months ended September 30, 1998, compared to $1.4 million, or 42.9% of total maintenance fees, in the comparable period in 1997. These increases in the cost of maintenance fees were primarily attributable to an increase in the personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees increased during the respective periods primarily due to increased investment in personnel to support the maintenance customer base.

Research and Development

Research and development expenses increased 10.1% to $1.6 million, or 13.7% of total revenues, in the quarter ended September 30, 1998, from $1.5 million, or 19.5% of total revenues, in the comparable period in 1997. Research and development expenses decreased 21.6% to $4.2 million, or 13.5% of total revenues, in the nine months ended September 30, 1998, from $5.3 million, or 30.3% of total revenues, in the comparable period in 1997. Research and development expenses increased during the quarter ended September 30, 1998, primarily due to increased personnel costs related to continued development of the Company's products. Research and development expenses decreased during the nine months ended September 30, 1998, primarily due to decreased personnel and contractor fees related to the effort required in 1997 to develop the Denver Release, which was substantially completed by September 1997. The decreases in research and development as a percentage of revenue for the periods ended September 30, 1998, compared to the periods ended September 30, 1997, are primarily due to the completion of the Denver Release, coupled with the economies of scale realized through the growth in the Company's revenue. The Company intends to continue to devote substantial resources toward research and development efforts.

Sales and Marketing

Sales and marketing expenses increased 28.7% to $3.0 million, or 25.4% of total revenues, in the quarter ended September 30, 1998, from $2.4 million, or 30.9% of total revenues, in the comparable period in 1997. Sales and marketing expenses increased 21.0% to $8.4 million, or 27.4% of total revenues, in the nine months ended September 30, 1998, from $7.0 million, or 39.6% of total revenues, in the comparable period in 1997. The increases in sales and marketing expenses were primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities. The decreases in sales and marketing expense, as a percentage of revenues for the respective periods, reflects the higher productivity derived from the Company's sales force and marketing efforts.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Nine Months Ended September 30, 1998, Compared to Quarter and Nine Months Ended September 30, 1997 (continued).

General and Administrative

General and administrative expenses increased 55.8% to $1.2 million, or 9.8% of total revenues, in the quarter ended September 30, 1998, from $754,000, or 9.9% of total revenues, in the comparable period in 1997. General and administrative expenses increased 77.0% to $3.7 million, or 12.1% of total revenues, in the nine months ended September 30, 1998, from $2.1 million, or 12.0% of total revenues, in the comparable period in 1997. The increases in general and administrative expenses were primarily attributable to increases in personnel and related costs. The Company believes that its general and administrative expenses will continue to increase in future periods to accommodate anticipated growth and expenses associated with its responsibilities as a public company.

Depreciation and Amortization

Depreciation of tangible equipment and amortization of intangible assets increased 49.4% to $526,000, or 4.4% of total revenues, in the quarter ended September 30, 1998, from $352,000, or 4.6% of total revenues, in the comparable period in 1997. Depreciation of tangible equipment and amortization of intangible assets increased 38.8% to $1.5 million, or 4.8% of total revenues, in the nine months ended September 30, 1998, from $1.0 million, or 6.0% of total revenues, in the comparable period in 1997. The increases in depreciation and amortization expense are due to increases in capital expenditures resulting from the significant growth of the Company combined with increased goodwill resulting from the acquisition of the minority interest in the Services Subsidiary.

Non-Cash Compensation

Non-cash compensation expense increased to $38,000, or 0.3% of total revenues, in the quarter ended September 30, 1998, from $13,000, or 0.2% of total revenues, in the comparable period in 1997. Non-cash compensation expense increased to $842,000, or 2.8% of total revenues, in the nine months ended September 30, 1998, from $36,000, or 0.2% of total revenues in the comparable period in 1997. Increased levels of unamortized deferred non-cash compensation, relative to certain stock options awarded in the first quarter of 1998, provided for the increased non-cash compensation expense in the quarter ended September 30, 1998. Additionally, in the second quarter of 1998, the Company accelerated the vesting of certain employee stock options issued in the first quarter of 1998, for approximately 283,000 shares of Common Stock, at an exercise price of between $3.67 per share and $8.00 per share. As a result of this accelerated vesting, the Company recognized a non-cash, non-recurring charge of approximately $705,000 during the quarter ended June 30, 1998, representing the previously remaining unamortized deferred compensation recorded on these options. The recognition of the non-cash, non-recurring charge provided for the increases in the non-cash compensation expense in the nine months ended September 30, 1998, when compared to the same period of the prior year.

Other Income

Interest income increased to $243,000 in the quarter ended September 30, 1998, from $1,000, in the comparable period in 1997. Interest income increased to $402,000 in the nine months ended September 30, 1998, from $28,000, in the comparable period in 1997. On May 26, 1998, the Company completed an initial public offering of its common stock in which it sold 2.5 million shares, which resulted in net proceeds of approximately $22.0 million. The increases in interest income were primarily due to the results of the investment of the funds from the initial public offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Nine Months Ended September 30, 1998, Compared to Quarter and Nine Months Ended September 30, 1997 (continued).

Interest Expense

Interest expense decreased 61.7% to $51,000 in the quarter ended September 30, 1998, from $133,000 in the comparable period in 1997. Interest expense also decreased 31.5% to $172,000 in the nine months ended September 30, 1998, from $251,000 in the comparable period in 1997. These decreases are primarily due to lower average levels of debt in the periods ended September 30, 1998, as compared to the periods ended September 30, 1997.

Minority Interest

Minority interest decreased 100.0% in the quarter ended September 30, 1998, from $133,000 in the comparable period in 1997. Minority interest decreased 88.8% to $36,000 in the nine months ended September 30, 1998, from $322,000 in the comparable period in 1997. These decreases in minority interest are related to the purchase of the remaining 20% of the Services Subsidiary on February 5, 1998, which eliminated the minority interest related to the Services Subsidiary.

Income Taxes

As a result of the operating losses incurred since the Company's inception, the Company has not recorded any provision or benefit for income taxes in the quarter and nine month periods ended September 30, 1998 and 1997, respectively.

Liquidity and Capital Resources

On May 26, 1998, the Company completed its initial public offering of 2.5 million shares of its Common Stock at an offering price of $10.00 per share. The proceeds, net of expenses, from this public offering of approximately $22.0 million were placed in investment grade cash equivalents. The Company's working capital position (deficit) was $20.9 million and $(453,000) at September 30, 1998 and December 31, 1997, respectively. Management believes that current cash balances and cash flows from operations will be adequate to provide for the Company's capital expenditures and working capital requirements for the forseeable future. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future its operating and investing activities may use significant cash.

On November 6, 1998, the Company completed the acquisition of Elekom Corporation ("Elekom") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.39 million shares of the Company's common stock. Elekom was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of the Company and the separate existence of Elekom ceased. Immediately following consummation of the merger, the former holders of Elekom common and preferred stock (the "Elekom Shareholders") owned approximately 13% of the outstanding common stock of the Company. The former Elekom Shareholders have agreed not to sell any of their shares of the Company's common stock for a period ending on August 6, 1999. The Company as additional purchase price recorded i) payments of $500,000 made to fund the operations of Elekom from October 1, 1998, through the closing date, and ii) expenses of approximately $750,000 to complete the merger. Approximately $14.0 million of the purchase price was recorded as purchased in-process research and development.

Cash used in operating activities was approximately $1.5 million and $3.3 million during the nine months ended September 30, 1998 and 1997, respectively. Cash used by operations during the nine months ended September 30,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

1998, was primarily attributable to an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities. Cash used by operations during the nine months ended September 30, 1997, was primarily attributable to an increase in accounts receivable, partially offset by increases in deferred revenues and accounts payable and accrued liabilities.

Cash used in investing activities was approximately $2.6 million and $647,000 during the nine months ended September 30, 1998 and 1997, respectively. The cash used in investing activities during the nine months ended September 30, 1998, was primarily attributable to purchases of computer equipment and software and an increase in intangible assets and costs related to the acquisition of Elekom. The cash used in investing activities during the nine months ended September 30, 1997, was primarily attributable to purchases of computer equipment and software.

Cash provided by financing activities was approximately $20.8 million and $5.4 million during the nine months ended September 30, 1998 and 1997, respectively. The cash provided by financing activities during the nine months ended September 30, 1998, was primarily attributable to the Company's initial public offering effective May 26, 1998, for net proceeds of approximately $22.0 million. The cash provided by financing activities during the nine months ended September 30, 1997, was primarily attributable to proceeds from the issuance of preferred stock of approximately $6.0 million, and notes payable and short term borrowings of approximately $29.8 million; offset by payments on notes payable and short term borrowings of approximately $30.2 million.

In March 1997, the Company entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with a leasing company. The Equipment Line bears interest at rates negotiated with each loan or lease schedule (generally 22.0% to 22.5%) and is collateralized by all of the equipment purchased with the proceeds thereof. As of September 30, 1998, the principal balance on the Equipment Line payable was $515,000.

The Company has a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $3.0 million or 80% of accounts receivable. Interest on the revolving credit facility is at prime rate and on the equipment facility at prime plus 0.5% and is collateralized by all of the assets of the Company. The line of credit and equipment term facility with Silicon Valley Bank will expire on April 29, 1999. As of September 30, 1998, the Company had no outstanding balance and had $3.5 million available for future borrowings under this agreement.

The Company had available NOL's of approximately $24.5 million as of September 30, 1998, to reduce future income tax liabilities. These NOL's expire from 2007 through 2012 and are subject to review and possible adjustment by the appropriate taxing authorities. Pursuant to the Tax Reform Act of 1986, the utilization of NOL's for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of this limitation, the Company will be limited to the use of its NOL's in any given year. The Company had net deferred tax assets of approximately $9.4 million at September 30, 1998, comprised primarily of net operating loss carryforwards. The Company has fully reserved for these deferred tax assets.

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

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act (continued)

intent, belief or current expectations of the Company or management, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which the Company operates, (ii) competitive pressures in the markets in which the Company operates, (iii) the effect of future legislation or regulatory changes on the Company's operations and (iv) other factors described from time to time in the Company's filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. The Company undertakes no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

With respect to its internal systems, the Company is taking steps to prepare its systems for the Year 2000 date change. The Company expects to substantially complete inventory efforts during the first quarter of calendar year 1999, with remediation and testing to continue through the third quarter of 1999. Although the Company does not believe that it will incur any material costs or experience material disruptions in its business associated with preparing its internal systems for the Year 2000, there can be no assurances that the Company will not experience unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems. The Company is currently unable to estimate the most reasonably likely worst case effects of the year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects.

The Company is currently unable to estimate whether it is exposed to significant risk of being adversely affected by Year 2000 noncompliance by third parties. The Company is contacting third parties with which it has material relationships, including its material customers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to the Company in the event any such third parties experience significant business interruptions as result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by June 30, 1999.

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities and Use of Proceeds

            The Company filed a Form S-1 Registration Statement (Registration No. 333-63535) in connection with its initial public offering that was effective on May 26, 1998. On November 6, 1998, the Company used approximately $8.0 million of the proceeds from its initial public offering as a portion of the purchase price of Elekom Corporation.





Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            2.1 Agreement and Plan of Reorganization dated August 31, 1998, by and among Clarus Corporation, Clarus CSA, Inc. and Elekom Corporation (Incorporated by reference from Exhibit 2.1 and Appendix A of the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).

            2.2 Escrow and Minority Investment Agreement by and between the Registrant and and Elekom Corporation and US Bank Trust National Association (Incorporated by reference from Exhibit
                   2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).

            4.1    Specimen Stock Certificate (Incorporated by reference from
                   Exhibit 4.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).

            4.2 Voting Agreement by and among the Registrant and certain shareholders of Elekom Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).

            4.3 Registration Rights Agreement by and between the Registrant and certain shareholders of Elekom Corporation.

            4.4 Escrow and Indemnity Agreement by and among the Registrant, Elekom Corporation and certain shareholders of Elekom Corporation.

            27     Financial Data Schedule

     (b)    Reports on Form 8-K

            The Company filed a current report on Form 8-K on September 4, 1998, to report that it had entered into an Agreement and Plan of Reorganization with Elekom Corporation.

SIGNATURES
----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CLARUS CORPORATION
                                    (Registrant)




Date: November 16, 1998            By:  /s/William A. Fielder, III
      ----------------                  ---------------------------------------
                                        William A. Fielder, III
                                        Chief Financial Officer and Treasurer