Form 10-K
period 1998-12-31
CLARUS CORP
filed 1999-03-31
CIK 913277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to _______

                        COMMISSION FILE NUMBER 0-24277

                              CLARUS CORPORATION
            (Exact name of Registrant as specified in its Charter)


        DELAWARE                                           58-1972600
(State of Incorporation)                    (I.R.S. Employer Identification No.)

                            3970 Johns Creek Court
                                   Suite 100
                            Suwanee, Georgia 30024
               (Address of principal office, including zip code)

                                (770) 291-3900
             (Registrant's telephone number, including area code)

       Securities Registered pursuant to Section 12(b) of the Act: NONE Securities Registered pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                  VALUE $.0001

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES    X    NO ______
                                                -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 15, 1999, was approximately $51.6 million based on $6.00 per share, the closing price of the Common Stock as quoted on the Nasdaq National Market.

     The number of shares of the Registrant's Common Stock outstanding at March 15, 1999, was 10,957,229 shares.

                      DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1998 fiscal year end are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS



                                                                            PAGE
                                                                            ----
                                     Part I

Item 1.    Business                                                           1

Item 2.    Property                                                          27

Item 3.    Legal Proceedings                                                 27

Item 4.    Submission of Matters to a Vote of Security Holders               28

                                    Part II

Item 5.    Market for Common Equity and Related Stockholder Matters          28

Item 6.    Selected Financial Data                                           29

Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             30

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        44

Item 8.    Financial Statements and Supplemental Data                        44

Item 9.    Changes In and Disagreements with Accountants on Accounting and
           Financial Disclosure                                              44

                                   Part III

Item 10.    Directors and Executive Officers of the Registrant               44

Item 11.    Executive Compensation                                           45

Item 12.    Security Ownership of Certain Beneficial Owners and Management   45

Item 13.    Certain Relationships and Related Transactions                   45

                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K  46


Signatures

                                    PART I


ITEM 1.   BUSINESS

GENERAL

We develop, market, and support Web-based electronic commerce applications and client/server financial and human resources applications. Our applications enable organizations to gain control of their operational resources and reduce the total cost of ownership by minimizing the time, costs, and risks associated with implementing, changing, and upgrading the applications. Almost all of our products are sold as application suites. On occasion, we will sell individual applications to our existing customers.

Our Clarus(TM) Commerce line of products leverages Web technology to connect large populations of employees, management, and suppliers in continuous planning, monitoring, and control of resources.

Our Clarus(TM) line of products are based on a flexible, open architecture called Active Architecture(R) which allows for seamless, rapid changes and upgrades without modifying the source code. Our software provides organizations with the broad functionality of custom-designed applications without the high total cost of ownership traditionally associated with such applications. By providing broad functionality, a flexible open architecture, and minimized implementation and modification time, we address the needs of a wide range of organizations while giving end users more control of their work environment.

We license our products and services primarily through a direct sales force in North America. On March 1, 1999, we had 276 customers including organizations such as First Data Corporation, MasterCard International, Hyatt Regency Chicago,
T. Rowe Price Associates, Inc., Investment Technology Group, Toronto Dominion Bank, The Container Store, Blue Cross and Blue Shield, H.D. Vest Financial Services, Lands' End, and Chartwell Re Holdings Corp.

Our software license revenues accounted for 41.7%, 52.0%, and 49.2% of gross revenues for 1998, 1997, and 1996, respectively. Services revenues accounted for 39.6%, 30.0%, and 30.5% of gross revenues for 1998, 1997, and 1996, respectively. Maintenance revenues accounted for 18.7%, 18.0%, and 20.3% of gross revenues for 1998, 1997, and 1996, respectively.

On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares and which resulted in net proceeds to us of approximately $22.0 million. On November 6, 1998, we acquired ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares of our common stock.

We were incorporated in 1991 as a Delaware corporation. Our principal executive offices are located at 3970 Johns Creek Court, Suwanee, Georgia, 30024, and our telephone number at that address is (770) 291-3900.

INDUSTRY BACKGROUND

     Electronic Procurement

The electronic procurement industry is a relatively new and rapidly changing industry that has developed as a result of the acceptance of new technologies in recent years. Traditionally, the procurement process has been handled through client/server and mainframe applications that support corporate buyers and manual requisition routing and approval processes to support front line employees. The current procurement process in many organizations consists of the completion of a paper-based requisition form, routing of the request to a supervisor for approval, and further routing of the paper-based requisition through other points of authorization within the organization. Once fully approved, a purchase order is created to purchase the goods and/or services previously requisitioned.

In addition to the inefficiency and expense associated with manual processes, the traditional systems largely fail to connect requisitioners with supplier information. With the growing popularity of business intranets and the increased use of the Internet as a business tool, these limitations can be addressed through new Web-based applications. Electronic procurement systems offer the potential for a rapid return on investment due to reduced process costs and increased ordering through approved suppliers at a reduced price.

     Financial and Human Resources Applications

Increasing global competition has driven organizations of all sizes to improve operating efficiencies, reduce costs, reduce time to market, and improve customer satisfaction. To achieve these objectives, organizations have utilized information technology ("IT") systems to automate repetitive processes, to facilitate communications throughout various departments, and to process increasingly sophisticated and detailed information. Organizations face the challenge of providing this critical information to a broad group of end users to give them better control of their work environment and to increase productivity and performance.

Recent advances in computing and communications, including the wide-spread adoption of distributed computing, and the proliferation of third-party enterprise software applications, have enabled organizations to provide relevant information directly to the desktop. Organizations have deployed enterprise client/server applications addressing the full range of functions across the enterprise, including "front office" related functions such as sales force automation, call center management and customer support, help desk activities, and "back office" operations (including distribution, manufacturing, production and supply chain planning, and execution activities). At the core of the enterprise software system are the organization's financial applications that serve as a critical point of integration for all enterprise applications and enable users to improve core business processes; monitor, analyze, and report business results; and make more informed decisions faster.

Traditionally, organizations have had two alternatives when deploying enterprise financial and human resources applications. These alternatives were either a highly complex custom-designed application to meet the organization's specific requirements, or an off-the-shelf application. The highly complex custom-designed applications were typically developed in a "legacy" environment. The off-the-shelf applications were designed to be implemented more rapidly in a distributed computing environment, at a perceived lower cost of ownership, although lacking the depth of functionality of the custom-designed applications.

While custom-designed applications have provided the desired degree of functionality, their size and complexity generally require very lengthy design, development, and implementation efforts. Maintaining, updating, and upgrading these applications requires substantial internal resources and generally requires the use of outside consultants. In addition, these applications have limited flexibility to support diverse and changing operations or to respond effectively to evolving business demands and technologies. The high total cost of ownership and complexity associated with developing and maintaining custom-designed applications have limited their utilization to organizations with significant resources.

In recent years, organizations have increasingly deployed off-the-shelf client/server financial and human resources applications to leverage their investment in client/server technologies and provide end users with information that gives them greater control over their work environment. However, traditional off-the-shelf applications often require organizations to re-engineer established business practices to accommodate application constraints or to customize the applications with labor-intensive reprogramming to fit their needs. These requirements significantly challenge resource-constrained organizations and fail to provide the desired lower total cost of ownership.

Limitations of both custom-designed and off-the-shelf applications result in higher total cost of ownership to the organization. The largest components of such cost are the necessary labor and programming resources associated with implementation and maintenance.

Today, organizations acquiring or replacing their financial applications seek broader functionality, better integration with existing systems and applications, greater flexibility to change and upgrade, and a lower total cost of ownership. Key to meeting these expectations are solutions that are flexible; easy to implement, change, and upgrade; provide information on demand; and most importantly, put users in control.

THE CLARUS SOLUTION

We offer Web-commerce solutions and applications that allow companies to proactively manage their business resources. Our solutions are designed to provide a closed-loop management process enabling companies to plan, control, and analyze their operational, financial, and human resources in a real-time manner. Our solutions are designed to provide open enterprise integration by employing a message-based integration layer between our operational resource systems, our budgeting and planning systems, our analysis and control systems, and traditional Enterprise Resource Planing ("ERP") solutions (including that of other ERP vendors). Our solutions are also designed with Clarus View, a personalized real-time view of the business operating environment that facilitates proactive control.

Our applications match the functionality of custom-designed applications without the high total cost of ownership traditionally associated with such applications. We address the needs of a broad range of organizations by providing broad functionality; a flexible open architecture; minimized implementation, modification, and ongoing support time; and enhanced user control. Our applications offer the following key benefits:

Broad Functionality. Our suite of Web-commerce, financial, and human resources applications covers a full range of operational, financial, and accounting functions, including Web-based procurement, general accounting, expense accounting, revenue accounting, and human resources. Our applications are particularly suited to address the operational, financial, accounting, and reporting needs of non-industrial firms. Our Graphical Architects(R) modules provide additional capabilities, including enhanced interaction with external software systems, user personalization, job scheduling, analysis capabilities, and Internet connectivity.

Flexible, Open Architecture. Our applications are based on a flexible, open architecture to fit with the components of an organization's existing IT infrastructure. Our financial and human resources applications work with the popular Microsoft, Oracle, and Sybase databases and run on any operating system and hardware platforms compatible with these databases, enabling customers to easily migrate to alternative computing technologies. The flexibility of our applications, together with the ability to modify the functionality without changing the source code, results in seamless, rapid changes or upgrades. The openness of the architecture allows easy integration with third-party technologies, including products from third-party financial reporting software companies.

Minimized Implementation, Modification, and Ongoing Support Time. The implementation of our software can typically be achieved in less than six months, depending on the number of modules being implemented, and modifications can be made directly by the end user at the time of, or subsequent to, implementation. In addition, the time, costs, and risks associated with changing and upgrading applications are minimized because implementation of our applications is done without any modification to the underlying source code. We believe that this results in implementation and post-implementation service costs well below the industry average.

Enhanced End User Control. Our applications are designed to put users in control by:

 .    providing the flexibility to quickly implement applications and personalize user interfaces;

 .    providing end users the ability to directly tailor and change applications during or subsequent to implementation;

 .    allowing users to upgrade in a minimal amount of time without software development tools or significant IT personnel involvement;

 .    allowing integration with other native or external applications in the users' work environment; and

 .    delivering information on demand and in the form desired.


STRATEGY

Our objective is to become a leading provider of Web-commerce, financial, and human resources applications to non-industrial organizations. The key elements of our strategy are as follows:

Expand Web-Based Commerce Applications. Clarus has pioneered a new class of systems, the Clarus(TM) Commerce suite of applications, that enable organizations to gain and improve control of operational resources that include, but are not limited to, the non-production goods and services that are vital to the operation of every company. Leveraging Web-commerce technology, Clarus(TM) Commerce connects large populations of front line employees with the management and control of operational resources to achieve three key benefits. These benefits are the ability to decrease costs, act faster, and perform predictably.

Extend Technology Leadership. We believe that extending technology leadership, rapidly creating additional features, and incorporating new technologies are important competitive advantages in our marketplace. We believe our Active Architecture technology is a key differentiation that provides a significant advantage over competing products. In addition, we believe we were one of the first software developers to utilize object wrappers in financial applications to facilitate tailoring and integration with other applications. We intend to continue to identify and develop new and emerging technologies for our applications.

Leverage Expertise in Financial Applications. We intend to leverage our expertise in financial applications to design, develop, and offer other financial and financially-related applications focused on meeting the needs of non-industrial customers.

Leverage Installed Customer Base. We believe that our installed customer base represents a significant potential market for future sales of our products. We continually use our customer relationships:

 .    to sell new products and cross-sell products to multiple offices, divisions, and departments of a customer's organization;

 .    as a reference to gain new customers; and

 .    to focus our efforts on selected vertical markets as a means of expanding our market share.

Expand Sales and Marketing Channels. We intend to expand our direct sales force by hiring additional experienced sales personnel. We also intend to establish indirect distribution channels and relationships with product vendors and consulting firms, as well as increase our international market penetration by establishing relationships with strategic partners with an international presence. We believe that expanding our existing relationships will provide increased access to various geographic markets and potential customers.

Continue to Provide High Quality Customer Service. By providing superior implementation, support, and training services directly to our customers, rather than through third-party resellers and system integrators, we can achieve a high level of customer satisfaction, strong customer references, and long-term relationships. Direct customer service also allows for immediate feedback which facilitates software improvements. We intend to continue to increase our customer service and maintenance staff and to make additional investments in our support infrastructure.

TECHNOLOGY

Our applications are based on an extensible, object-oriented, proprietary architecture called "Active Architecture." The Active Architecture technology is designed to achieve the following benefits:

     .    flexible, high-end functionality;

     . the ability to modify the functionality without changing the source code;

     . the ability to easily integrate applications into a customer's IT infrastructure;

     .    the ability to rapidly implement changes and upgrade applications;

     .    reduced total cost of ownership; and

     .    placing users in control.


Active Architecture is composed of three elements: the Core Components, the Graphical Architects modules, and the System Manager module.

Core Components. The core functionality for our applications is defined through a set of Core Components, the building blocks of the financial and human resources applications. The Core Components perform financial and accounting functions in the context of legal and regulatory requirements and generally accepted accounting principles. Examples of these Core Components include general ledger posting, accounts payable vouching, account structure management, and payroll processing. Our fundamental premise is that users should not need to reprogram the Core Components. Contained within the overall architectural framework is the ability to modify and seamlessly upgrade our applications while continuing to maintain the process and data security, integrity, and reliability of the Core Components. End users can accommodate their business-specific requirements and technology changes, such as integrating external software systems, user personalization, job scheduling, analysis capabilities, and application management through the Graphical Architect modules. These Graphical Architects require no source code programming.

Graphical Architects. We have developed Graphical Architects modules that allow organizations to quickly and easily adapt to business-specific requirements and changes in technology. We provide the Business Controls/Graphical Architect as a standard component with all of our applications and license other Graphical Architects modules with additional functionality. Through Business Controls an organization can centrally administer its business rules and policies and apply them across all financial applications. This central control allows for consistency of management policies and reduced set-up time in each of the application areas. Business Controls also allows organizations to define and manage their chart of accounts, analysis codes, default account segments and overrides, accounting periods, inter-company transactions, tax management, accounting calendar, cross-validation rules, and multiple currencies.

System Manager. System Manager supports the Active Architecture technology by integrating, synchronizing, and managing all components of the application. System Manager is designed to reduce systems and database administration efforts. The time required to update external applications, as well as upgrade our applications, is reduced through the use of a visual point-and-click interface. Through System Manager, the user orchestrates software installation, database initialization, and software and database upgrades. These tasks are simplified by System Manager's automated process which does not require scripts or other programming. In addition, System Manager provides a single point of control for security across all of our applications. Security information is automatically maintained and updated during the upgrades.

Our financial and human resources applications incorporate a multi-tiered, client/server architecture that supports Microsoft Windows 95 and/or NT clients, including Netscape and Microsoft Internet Explorer, and most popular UNIX (AIX, HP-UX, Solaris, VMS, etc.) and Windows NT servers running Microsoft SQL Server, Oracle, and Sybase database management systems over a variety of network topologies. For the year ended December 31, 1998, we derived 92% and 8%, respectively, of our license fees from sales of products to customers who use Windows NT based-servers and UNIX servers. Integration of our applications with these databases is achieved with a single version of the source code, allowing users to replace or upgrade their hardware and database systems with minimal impact to the customer's application. We currently offer 32-bit versions of our financial and human resources applications for Windows 95 and Windows NT platforms. The various technologies upon which the Active Architecture has been built include Microsoft Visual C++ and the Microsoft Foundation Classes, ActiveX, OLE/COM and Centura.


PRODUCTS

Our product family includes a suite of Web-commerce applications and a full suite of financial and human resources applications designed to meet the needs of a broad range of organizations.

APPLICATIONS

General Ledger, our flagship financial application, delivers a comprehensive solution including ledger accounting, consolidation and allocations, multi-level segment accounts, automatic entry balancing, multiple financial calendars within a single organization, recurring entries, average daily balances, and budgeting and profit sharing.

Accounts Payable controls vendor information, invoicing procedures, and payment activities. Accounts Payable also provides for an unlimited number of bank accounts, processing foreign currency gains and losses, while automatically reconciling and balancing inter-company accounts.

Purchasing Control streamlines purchasing processes with end user requisitioning, quick access to contracts and price lists, automation of receiving and matching processes, and vendor management.

Accounts Receivable streamlines payment applications, provides management and reporting of receivables activities, manages customer information and inter-relationships, tracks the collection process, processes foreign currency gains and losses, and provides historical information.

Revenue Accounting combines invoice entry and billing applications, provides user-defined roles for revenue recognition, automatically creates multi-line tax distributions for multiple taxing authorities, calculates shipping charges for specific lines of an invoice, supports a multi-catalog pricing structure as well as user-defined pricing contracts, and tracks customer deposits and down payments.

Fixed Assets tracks and maintains asset investments and facilitates compliance with tax and accounting regulations through user-defined depreciation scheduling, which can be segmented by organization, asset, or book.

Personnel manages employment, compensation, career/succession planning, position control, health and safety, applicant management, recruiting, training, government compliance, and business event notification.

Benefits manages benefit and accrual planning and enables control of auto enrollment, flexible benefits, flexible spending accounts, cafeteria plans, defined contributions, beneficiaries, eligibility, COBRA administration, and leave accrual processing.

Payroll manages control of payment and tax processing functions, and streamlines payroll processing. Payroll also manages on-demand checks, direct deposits, and earnings and deductions.

E-Procurement connects buyers and suppliers in a streamlined business-to-business MRO procurement process, automates the purchasing function, and aggregates purchasing information for strategic use.

Expense will provide employees with improved expense reporting processes which reduce reimbursement cycle time and improve control.

View connects decision makers with real time key performance indicators and facilitates proactive management from the desktop.

Budget connects the management of operating resources with the strategic planning of the business on a real time basis.

Fusion will connect Clarus' Web-commerce solutions to back office systems and suppliers. Fusion provides open enterprise integration by employing a message-based integration layer between our operational resource systems, our budgeting and planning systems, our analysis and control systems, and traditional Enterprise Resource Planning ("ERP") solutions (including that of other ERP vendors). Fusion also provides for heterogeneous version independent integration.

GRAPHICAL ARCHITECTS

We license a series of modules, our Graphical Architects, that are designed to extend, enhance, integrate, and change the look-and-feel of our core applications. Through a visual point-and-click interface, the Graphical Architects modules allow users to personalize and configure our applications without any source code programming. In addition to Business Controls, which is a standard component of all applications, Graphical Architects modules include the following:

Data Exchange/Graphical Architect defines sources of data for import and export purposes through a metadata interface for logical mapping of data between our applications and the customer's other internal systems which simplifies implementation and streamlines changes to external datasources.

Workload/Graphical Architect enables users to manage and schedule tasks effectively with job scheduling, resource allocation, process and report distribution, and e-mail notification. Users can schedule tasks to run on separate application servers at the most efficient processing time.

Solution/Graphical Architect allows users to personalize the look-and-feel and the functions of their applications and facilitates the integration of our applications with other applications without changing the source code.

Analysis/Graphical Architect provides a suite of applications that address an organization's need for information on demand. Analysis/Graphical Architect provides users with the following functions and benefits:

            FUNCTION                                   BENEFIT
            --------                                   -------

Quick Find                         Online access with extensive selection
                                   criteria to quickly locate information.

Quick Reports                      Report Printing of online query results.

Quick Graphs                       Graphical representations of online query
                                   results.

Standard Reports                   Templates to simplify users' report
                                   definitions based upon the organization's requirements.

Financial Statement Generator      Flexible financial reporting system
                                   enabling sophisticated financial
                                   statements without any programming.

Drill Down Analysis                Intra-application, inter-application, and
                                   open drill down into all supporting detail and information sources, including information originated in third-party applications.

Financial Statement Accelerator    Integration of Financial Statement Generator
                                   with Hyperion's Essbase for high performance reporting.

FRx for Windows                    Flexible distributed management reporting
                                   solution, utilizing FRx from FRx Software
                                   Corporation, which delivers full drill down analysis without being connected to the network.

Clarus Library                     Centralized report repository to store
                                   reports and make them available to other users in the organization eliminating redundancy and improving resource efficiency.

SALES AND MARKETING

We sell our software and services primarily through our direct sales force. As of March 1, 1999, our direct sales force consisted of 42 sales professionals and 23 marketing personnel, located in 6 offices. We expect to increasingly develop indirect channels in order to enhance our market penetration and implementation capabilities. The sales cycle for our software averages between four to seven months.

Our marketing strategy is to position us as a leading provider of applications to non-industrial organizations by providing applications with a high level of functionality and flexibility with minimal implementation time. In support of this strategy, we engage in a full range of marketing programs focused on creating awareness and generating qualified leads. These programs include developing and maintaining business partners, and participating in joint marketing programs, as well as public relations, telemarketing, developing databases of targeted customers, and conducting advertising and direct mail campaigns. In addition, we participate in trade shows and seminars, and maintain a World Wide Web home page which is integrated with our sales, marketing, recruiting, and fulfillment operations.

IMPLEMENTATION SERVICES

We provide dedicated implementation services for our customers. We believe that the provision of superior implementation services in conjunction with ease of implementation is integral to our success in achieving a high level of customer satisfaction. By providing these implementation services, we are able to minimize implementation time by helping customers implement an application module in an average of four months, generally at a cost approximately equal to the cost of the licensed software. As of March 1, 1999, we employed 99 personnel providing implementation services, which are typically offered to our customers on a time and materials basis.

We are also developing marketing relationships with companies sharing a commitment to implementations that deliver high functionality and flexibility, while minimizing the time required to implement, change, and upgrade them.

CUSTOMER SERVICE AND MAINTENANCE

We believe that superior customer service and support, including product support and maintenance, training, and consulting services, are critical to achieve and maintain customer satisfaction. Our customer service and support functions include call center and account management, integrated in a single group. Our customer service organization provides a single point of contact for customers from execution of the license agreements through post-implementation. Each of our customers has entered into an annual maintenance contract for the first year of use, renewable on an annual basis. As of March 1, 1999, we employed 45 technical post-sales support personnel providing software maintenance and support, and hotline access. In addition to telephone support, we also offer support by electronic mail, electronic bulletin board, facsimile, and over the Internet. We intend to continue to expand our customer service and maintenance staff and to make additional investments in our support infrastructure.

RESEARCH AND DEVELOPMENT

Our success is in part dependent on our ability to continue to meet customer and market requirements with respect to functionality, performance, technology, and reliability. We invest, and intend to continue to substantially invest in our research and development efforts. As of March 1, 1999, our research and development operation employed 65 individuals, located in Atlanta, Georgia, and 19 individuals located in Bellevue, Washington. In addition, we have from time to time supplemented, and plan to continue to supplement, our core resource pool through outside contractors and consultants when necessary.

Our research effort is currently focused on identifying new and emerging technologies and engineering processes, as well as possible technology alliances. The primary area of focus within the research effort involves distributed component computing and associated technologies and architectures, especially with respect to both Internet and intranet transaction processing.

Our development effort is focused primarily on the product delivery cycle and our associated technologies and software life-cycle processes. The development operation consists of various functional and technological teams who are responsible for bringing the various products that we deliver to market. These teams consist of software engineering, documentation, and quality assurance personnel. The specific responsibilities of the development operation include:

     . enhancing the functionality and performance within the currently available product line;

     . developing new products and/or integrating with strategic third-party products to strengthen the product line;

     . porting the product line to remain current and compatible with new operating systems, databases, and tools;

     . enhancing the adaptability and extensibility of the product line through the release of new and enhanced Graphical Architects; and

     . managing and continuously improving the overall software development process.

We continually utilize customer feedback in the product design process in order to meet changing business requirements and are committed to developing technologies which provide highly functional, integrated solutions in a rapid and efficient manner.

Research and development expenditures were approximately $6.3 million, $6.7 million, and $5.4 million for 1998, 1997 and 1996, respectively.

COMPETITION

The market for our products is highly competitive and subject to rapid technological change. Although we have experienced limited competition to date from products with comparable capabilities, we are experiencing increased competition and expect competition to continue to increase in the future. We currently compete principally based on ease of use and reduced time of implementation, which are a result of:

     .    the breadth of our products' features;

     .    the automated, scalable and cost-effective nature of our products; and

     . our knowledge, expertise and service ability gained from close interaction with customers.

While we believe that we currently compete favorably overall with respect to these factors, there can be no assurance that we will be able to continue to do so.

In the financial and human resources applications market, we compete directly or indirectly with a number of competitors that have significantly greater financial, selling, marketing, technical, and other resources than we have, including the following companies: PeopleSoft, Lawson, and Oracle. In 1997, J.D. Edwards & Company introduced financial applications for use on Windows NT or Unix servers, and additional competitors may enter this market, thereby further intensifying competition. These competitors may be able to devote greater resources to the development, promotion, sale, and support of their products than we will. Moreover, these companies may introduce additional products that are competitive with or better than ours or may enter into strategic relationships to offer better products than those currently offered by us. Our products may not effectively compete with such new products.

In the electronic procurement market, our competitors include other electronic procurement providers such as ARIBA, Commerce One, TRADE'ex, Intelisys, and Trilogy. We also face competition from larger corporations, such as Netscape and Harbinger, which have entered the electronic procurement market. In addition, we believe we will experience increased competition from travel and expense software companies, such as Extensity, Captura, and Concur (formerly Portable Software), which acquired 7Software, a direct competitor. In addition, we anticipate competition from some of the large enterprise resource planning software vendors, such as SAP, which announced SAP Business-to-Business Procurement solution. Other potential competitors in this category include Oracle, PeopleSoft, and Baan. Other companies who have a stated interest in electronic procurement include Microsoft Corporation, IBM, Aspect Development, and Requisite Technologies.

To remain competitive, we must continue to invest in research and development, sales and marketing, and customer service and support. In addition, as we enter new markets and utilize different distribution channels, the technical requirements and levels and bases of competition may be different than those experienced in our current market. There can be no assurance that we will be able to successfully compete against either current or potential competitors in the future.

PROPRIETARY RIGHTS AND LICENSING

Our success depends significantly on our internally developed intellectual property and intellectual property licensed from others. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and license arrangements to establish and protect our proprietary rights in our software products.

We have no patents, and existing trade secret and copyright laws afford only limited protection of our proprietary rights. We have registered or applied for registration for certain copyrights and trademarks, and will continue to evaluate the registration of additional copyrights and trademarks as appropriate. We believe that, because of the rapid pace of technological change in the software industry, the intellectual property protection of our products is a less significant factor in our success than the knowledge, abilities, and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities, and the timeliness and quality of our support services.

We enter into license agreements with each of our customers. Our license agreements provide for the customer's non-exclusive right to use the object code version of our products. Our license agreements prohibit the customer from disclosing to third parties or reverse engineering our products and disclosing our other confidential information. In certain rare circumstances, typically for the earliest releases of our products, we have granted our customers a source code license, solely for the customer's internal use.

We have in the past licensed and may in the future license on a non-exclusive basis third-party software from third parties for use and distribution with our financial and human resources applications. We have entered into agreements with our third party licensors with customary warranty, software maintenance and infringement indemnification terms.

RISK FACTORS

     History of Operating Losses

We have incurred significant net losses in each year since our formation. As of December 31, 1998, we had an accumulated deficit of approximately $38.7 million. These losses have occurred, in part, because of the substantial costs we incurred to develop our products, expand our product research, and hire and train our direct sales force. Although we have achieved revenue growth and recent profitability for the quarters ended September 30, 1997, December 31, 1997, June 30, 1998, and September 30, 1998, we may not be able to generate the substantial additional growth in revenues that will be necessary to sustain profitability.

     Uncertainty of Future Operating Results; Impact of Year 2000 Issues

Future spending for software applications in general and for our applications is uncertain due to the approach of the Year 2000. Many industry experts have predicted that software sales may decline in 1999 due to customer concerns over the Year 2000 issue and the time remaining to implement system replacements. Recently a number of vendors have warned of slowing market conditions, which we began to experience during the fourth quarter of 1998, and continue to experience in the first quarter of 1999. Because this issue is unprecedented, we cannot forecast the expected impact of the Year 2000 issue on our quarterly revenue. However, if the anticipated decline in demand continues, as is expected through 1999, our operations may be adversely affected. Additionally, should the market for our products further decline, our revenue may not be sufficient to maintain the infrastructure and number of employees which have resulted from prior growth.

Revenues from our financial and human resources applications accounted for a substantial portion of revenue during 1998, and are expected to continue to account for a substantial portion of our product revenues for the foreseeable future. Therefore, any factor, including the Year 2000 issue, adversely affecting sales or pricing levels of these applications will have a material adverse effect on our business, results of operations, and financial condition. Other factors that may affect market acceptance include the availability and price of competing products and technologies and the success of our sales efforts.

Our future performance will also depend in part on whether we are successful in developing, introducing, and gaining market acceptance of new and enhanced products, including the Clarus Commerce suite of products. Our new or enhanced products may not be successfully developed, introduced, or marketed. The failure to do so would have a material adverse effect on our business, results of operations and financial condition. In pursuing a strategy of diversification, on November 6, 1998, we acquired ELEKOM and its electronic procurement product. ELEKOM was a development stage enterprise that had a limited operating history upon which an evaluation of its business and prospects could be based. Prior to the merger, ELEKOM had generated minimal operating revenues, had incurred significant losses, and had experienced substantial negative cash flow from operations.

Our prospect of success with the ELEKOM products must be considered in light of the considerable risks, expenses, and difficulties frequently encountered by companies in their early stage of development, particularly technology-based companies operating in unproven markets with unproven products. We expect to incur substantial additional costs to complete the development of the Clarus(TM) Commerce suite of products, including the Clarus E-Procurement product, to integrate the ELEKOM Procurement software in its existing stage of development with our Clarus Purchasing Control module, and to market and support this product. Our investments in ELEKOM's products and technologies may not achieve the desired returns.

     Limited Period of Public Trading; Volatility of Stock Price

Prior to May 1998, there was no public market for the shares of our common stock. An active public market for the shares of our common stock may not be sustained. The market price of the shares of common stock has been and may continue to be highly volatile. The market price could be subject to wide fluctuations in response to variations in results of operations, announcements of technological innovations of our new products or new products of our competitors, changes in our financial estimates, changes in financial estimates by securities analysts or other events or factors. In addition, the financial markets have experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies. These fluctuations often have been unrelated to the operating performance of such companies or have resulted from the failure of the operating results of such companies to meet market expectations in a particular quarter. Additionally, broad market fluctuations or any failure of our operating results in a particular quarter to meet market expectations may adversely affect the market price of the shares of our common stock.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Any securities litigation involving us could result in substantial costs and a diversion of management's attention and resources. The market price of our common stock has declined and has been highly volatile since our initial public offering in May 1998.

     Financial Impact of Merger

Our results of operations were negatively impacted by the accounting treatment for the acquisition of ELEKOM. We recognized a write-off of acquired in-process research and development of approximately $10.5 million and will amortize the remainder of approximately $6.9 million over a period ranging from three months to ten years. Such amortization will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to developed technology and in-process research and development in the merger involve valuations utilizing estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profit, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If the in-process research and development product is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. We expect to begin to benefit from the purchased in-process technology in the second quarter of 1999.

     Fluctuations in Quarterly Operating Results

We have experienced, and expect to continue to experience, significant fluctuations in quarterly operating results caused by many factors, including, but not limited to:

 .  changes in the demand for our products;

 .  the timing, composition, and size of orders from our customers;

 .  lengthy sales cycles;

 .  spending patterns and budgetary resources of our customers;

 .  our success in generating new customers;

 .  a general economic downturn caused by the Year 2000 impact;

 .  introductions or enhancements of our products;

 .  changes in our pricing policies or those of our competitors;

 . our ability to anticipate and effectively adapt to developing markets and rapidly changing technologies;

 .  our ability to attract, retain and motivate qualified personnel;

 .  changes in the mix of products sold;

 . the publication of opinions or reports about us and our products, or our competitors and their products, by industry analysts, or others; and

 .  changes in general economic conditions.

The loss of a large sale, or the deferral of a large sale to a subsequent quarter, could have a material adverse effect on current quarter operating results and could cause significant fluctuations in revenues and earnings from quarter to quarter. Additionally, because we derive a smaller percentage of our revenues from maintenance contracts than many software companies with a longer history of operations, we do not have a significant ongoing revenue stream that may tend to mitigate quarterly fluctuations in operating results.

We also have experienced, and expect to experience, a high degree of seasonality, and in recent years have recognized proportionately greater percentage of our total revenues in the fourth quarter than in any other quarter during such year. Fourth quarter revenues in 1996, 1997, and 1998 were 33.6%, 32.5% and 26.3%, of total revenues for those years. As a result of this seasonality, we may experience reduced net income, or net losses.

Consistent with software industry practice, we typically ship our software promptly following receipt of a firm order. We operate with minimal backlog. As a result, quarterly sales and operating results depend generally on the volume and timing of orders within the quarter, the tendency of sales to occur late in fiscal quarters, and our ability to fill orders received within the quarter, all of which are difficult to forecast and manage. Our expense levels are based in part on our expectations of future orders and sales. A substantial portion of our operating expenses are related to personnel, facilities, and sales and marketing programs. This level of spending for such expenses cannot be adjusted quickly and is; therefore, relatively fixed in the near term. Accordingly, any significant shortfall in demand for our products in relation to our expectations would have an immediate and material adverse financial effect on us.

Due to all of these factors, we believe that our quarterly operating results are likely to vary significantly in the future. Therefore, our results of operations may fall below the expectations of securities analysts and investors. In such event, or in the event that such result is perceived by market analysts to have occurred, the trading price of our common stock would likely be materially adversely affected.

     Limited Experience, and Risks Associated, with Internet Commerce

The success of our Clarus Commerce suite of Internet-based computer software applications, including Clarus E-Procurement, depends upon the development and expansion of the market for Internet-based software applications, in particular electronic commerce applications. This market is new and rapidly evolving. The acceptance of electronic commerce generally, and the Internet specifically, as a forum for corporate procurement is uncertain and subject to a number of risks. Many significant issues relating to such use of the Internet (including security, reliability, cost, ease of use, quality of service, and government regulation) remain unresolved and could delay or prevent the necessary growth of the Internet. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the success of Clarus E-Procurement and other Clarus Commerce products would be materially adversely affected, as well as, potentially, our overall business, operating results, and financial condition.

The adoption of the Internet for corporate procurement and other commercial transactions requires acceptance of new ways of transacting business. In particular, enterprises with established patterns of purchasing goods and services that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant to adopt a new strategy that may make some of their existing personnel and infrastructure obsolete. Also, the security and privacy concerns of existing and potential users of Internet-based products and services may impede the growth of online business generally and the market's acceptance of our products and services in particular. A functioning market for such products may not emerge or be sustainable. If the market for Internet-based packaged procurement applications fails to develop or develops more slowly than we anticipate, or if Clarus E-Procurement and any other Internet-based products developed by us do not achieve market acceptance, our business, operating results, and financial condition could be materially adversely affected.

     Dependence on Direct Sales Model

To date, we have sold our products exclusively through our direct sales force. We intend to continue to differentiate ourselves from many of our competitors by relying principally on our direct sales model. As a consequence of this strategy, our ability to achieve significant revenue growth in the future will depend in large part on our success in recruiting, training, and retaining additional direct sales and consulting personnel and on the continuing success of the direct sales force. Our financial success will depend in large part on the ability of our direct sales force to increase sales to levels necessary to sustain profitability. In order to increase sales, we must hire, train, and deploy a continually increasing staff of competent sales personnel. We believe that there is a shortage of, and significant competition for, direct sales personnel with the advanced sales skills and technological knowledge necessary to sell our products. Our inability to hire, or failure to retain, competent sales persons would have a material adverse effect on our business, results of operations, and financial condition.

In addition, by relying primarily on a direct sales force model, we may fail to leverage the additional sales capabilities that might be available through other sales distribution channels. This may place us at a disadvantage with respect to our competition. In the future, we intend to develop indirect distribution channels through third-party distribution arrangements. We may not be successful in establishing third-party distribution arrangements. Any expansion of our indirect distribution channels may not result in increased revenues.

     Reliance on Third-Party Software

We maintain nonexclusive license agreements with Microsoft Corporation, Oracle, and Sybase, Inc. that allow us to integrate our products with relational database management systems provided by these companies. If our customers experience significant problems with these database management systems and such problems are not corrected by the database system provider, there can be no assurance that our customers will be able to continue to use our products. Additionally, our inability, if any, to maintain upward compatibility with a new database management system release could impact the ability of our customers to use our products.

We maintain a nonexclusive license agreement with Centura Corporation ("Centura") that allows us to use their software development tools and operating environment. Centura has announced that it does not intend to further enhance its development technology, which is one of the primary technologies used to create our financial and human resources applications. This will require us to spend significant amounts of time and money over the next few years to re-architect these applications. Re-architecting the applications will divert resources from the development of new and enhanced products and other business requirements. However, the failure to re-architect these products to a different development language could result in our inability to continue to market these products, resulting in a substantial loss of revenue, which would materially and adversely affect our business, financial condition, and results of operations. Also, the customer's inability to use our products would affect customer's renewal of software maintenance for such products, which would have a material adverse effect on our business, results of operations, and financial condition.

We rely on nonexclusive license agreements with Hyperion Solutions Corporation, Centura, FRx Software Corporation, and others for third-party software that we distribute. The loss of, or inability to maintain, any of these software licenses would result in delays or reductions in product shipments until equivalent software could be identified, licensed, or developed. Any such delays could have a material adverse effect on our business, operating results, and financial condition. Further, in some instances, we only receive object code from our licensors, causing us to be reliant on software support services from third parties. If these third parties fail to satisfy their maintenance obligations to us, then we would likely fail to satisfy our software support obligations to our customers. Any such failure would have a material adverse effect on our business, results of operations, and financial condition.

We have also entered into agreements with various other third-party licensors for products which are used as tools with our products, which are licensed as complementary products to our products, or which are integrated with and enhance the operation of our products. These agreements contain customary warranty, software maintenance, and infringement indemnification terms for the third-party software that we distribute. In most cases, we are dependent upon the third party to maintain, support, update, and enhance their products. The failure of any third party to do so or the loss or inability to maintain any of these software licenses could result in delays or reductions in product shipments until equivalent software could be identified, licensed, or developed. Any such delays could have a material adverse effect on our business, operating results, and financial condition.

The expiration or termination of any such licenses or the failure of any of these third-party licensors to adequately maintain, support, or update their products could delay the shipment of certain of our products while we seek to implement software offered by alternative sources. Any required replacement licenses could prove costly. While it may be necessary or desirable in the future to obtain licenses of alternative or new products relating to one or more of our products, or relating to current or future technologies, there can be no assurance that we will be able to do so on commercially reasonable terms, or at all.

     Competition

The market for Internet procurement applications, such as Clarus E-Procurement and electronic commerce technology generally, is rapidly evolving and intensely competitive. Clarus E-Procurement is designed to compete with prepackaged electronic commerce software, software tools for developing electronic commerce applications, system integrators, and business application software. In addition, potential customers may elect to develop their own electronic commerce solutions.

We will face competition from other electronic procurement providers such as ARIBA, Commerce One, TRADE'ex, Intelisys, and Trilogy. We will also face competition from larger corporations, such as Netscape and Harbinger, who have entered the electronic procurement market. In addition, we believe we will experience increased competition from travel and expense software companies, such as Extensity, Captura, and Concur (formerly Portable Software),which acquired 7Software, a direct competitor. We also anticipate increased competition from some of the larger enterprise resource planning software vendors, such as SAP, with its Business-to-Business Procurement solution. Other potential competitors in this category include Oracle, PeopleSoft, and Baan. Other companies who have a stated interest in electronic procurement include Microsoft Corporation, IBM, Aspect Development, and Requisite Technologies.

The market for financial and human resources applications is intensely and increasingly competitive. Our applications are designed for use in client/server environments utilizing Windows NT and Unix servers. Principal competitors that offer products that run on Windows NT or Unix servers in client/server environments include PeopleSoft, Oracle, and Lawson. In 1997, J.D. Edwards & Company introduced financial applications for use on Windows NT or Unix servers in competition with us. We also face indirect competition from companies that sell financial software applications for use mainly on proprietary mid-range computing systems, from suppliers of custom-developed financial applications software systems, from the consulting groups of major accounting firms, and from the IT departments of potential customers that choose to develop systems internally.

The majority of our principal current and potential competitors have significantly greater financial, technical, and marketing resources and name recognition than we do. In addition, because of relatively low barriers to entry and relatively high availability of capital in today's markets, we believe that new competitors will emerge in our markets. We anticipate that we may face pricing pressures and that one or more companies in our markets may face financial failure. In the past, a number of software markets have become dominated by one or a small number of suppliers, and a small number of suppliers or even a single supplier may dominate our markets. If we do not offer products that continue to achieve success in their respective markets in the short term, we could suffer a loss in market share and brand name acceptance. Moreover, any material reduction in the price of our products would negatively affect margins as a percentage of net revenues and would require us to increase sales or reduce costs to maintain or increase net income. The occurrence of any of the foregoing would result in a material adverse effect on our business, results of operations, and financial condition. We may not compete effectively with current and future competitors.

     Rapid Technological Change; Risks Associated with New Products and Product Enhancements

The market for financial, human resources, and Web-commerce applications is characterized by rapid technological change, frequent introductions of new and enhanced products, changes in customer demands, and evolving industry and financial accounting standards and practices. The introduction of products embodying new technologies and functionality can render existing products obsolete and unmarketable. As a result, our future success will depend, in part, upon our ability to continue to enhance our existing products and develop and introduce new products that keep pace with technological developments, and satisfy customer requirements and preferences, while remaining price competitive and achieving market acceptance. We may not identify new product opportunities and develop and bring new products to the market in a timely and cost-effective manner. Products, capabilities, or technologies developed by others may render our products or technologies obsolete or noncompetitive or shorten life cycles of our products. In particular, Clarus E-Procurement has a limited product implementation history. Clarus E-Procurement may not be successfully and efficiently developed and marketed. In addition to the potential acquisition of other applications or technologies in the future, we intend to continue to address product development and enhancement initiatives through our internal research and development staff and through the licensing of third-party technologies.

     Risk of Limited Life Cycle of Versions of Products

Because of these potentially rapid changes in the financial, human resources, and Web-commerce applications markets, the life cycle of our technology is difficult to estimate. Our future success will depend upon our ability to address the increasingly sophisticated needs of our customers by developing and introducing enhancements to our products and technologies on a timely basis that keep pace with technological developments, emerging industry standards, and customer requirements. We may not be successful in developing and marketing enhancements to existing products or in developing new products that respond to technological changes, evolving industry or accounting standards or practices, or customer requirements. Our failure to successfully develop and bring new or enhanced products to market that offer advanced technology and functionality adequate to compete with other available products could have a material adverse effect on our business, results of operations, and financial condition.

     Risk of Inability to Manage Growth

We have experienced significant growth in our sales and operations and in the complexity of our products and product distribution channels. We increased our sales by approximately 407% from approximately $8.2 million during 1995 to approximately $41.6 million during 1998. We increased the number of our employees from 105 on December 31, 1995, to 343 on March 1, 1999. Our prior growth, coupled with the rapid evolution of our markets, has placed, and is likely to continue to place, significant strains on our administrative, operational, and financial resources and increase demands on our internal systems, procedures, and controls. Additionally, should the market for our products further decline, our revenue may not be sufficient to maintain the infrastructure and number of employees which have resulted from prior growth. If we are unable to manage future growth effectively, our business, results of operations, and financial condition could be materially adversely affected.

     Dependence on Key Personnel

Our performance is substantially dependent on the performance of our key management, sales, support, and technical personnel, substantially all of whom are employed at will and are not bound by employment agreements to continue in our employ. The loss of the services of any of such personnel could have a material adverse effect on our business, results of operations, and financial condition. We do not maintain key person life insurance policies on any of our employees or consultants.

     Ability to Hire and Retain Personnel

In completing the development of Clarus E-Procurement and the Clarus Commerce suite of products, we anticipate that we will rely heavily on the efforts of a number of former employees of ELEKOM, who are now employees of Clarus CSA. Substantially all of these employees are employed at will and can terminate their services to Clarus CSA at any time. The failure to employ and retain the necessary personnel from ELEKOM could have a material adverse effect upon the development of the Clarus Commerce suite, including Clarus E-Procurement, and potentially, upon our overall business, financial condition, and results of operations.

Our success also is highly dependent on our continuing ability to identify, hire, train, motivate, and retain highly qualified management, technical, and sales and marketing personnel. Competition for such personnel is intense. We believe that there is a shortage of qualified personnel with the skills required to manage, develop, sell, and market financial, human resources, and Web-commerce applications and enhancements in today's highly competitive environment. Accordingly, there can be no assurance that we will be able to attract, assimilate, or retain highly qualified personnel. Our inability to attract and retain the necessary personnel would have a material adverse effect on our business, results of operations, and financial condition.

     Risk of Performance Degradation of Clarus E-Procurement in High Volume Environments

Clarus E-Procurement was designed for use in environments that include, without limitation, a large number of users, large amounts of catalog and other data, and potentially high peak transaction volumes. The product currently operates as designed in existing customer sites. The final product; however, may not operate as designed when deployed. Therefore, when deployed, Clarus E-Procurement and the third-party computer software and hardware on which Clarus E-Procurement is dependent may not operate as designed. Any failure by Clarus E-Procurement to adequately perform in a high volume environment could have a material adverse affect on the market for Clarus E-Procurement and on our business, results of operations, and financial condition.

     Lengthy Sales Cycles

A customer's decision to license and implement our financial, human resources, and Web-commerce applications presents significant enterprise-wide implications and involves a substantial commitment of the customer's management attention and resources. We believe that the period between initial customer contact and the customer's purchase commitment typically ranges from four to seven months for our applications. As companies achieve Year 2000 compliance, and as our products and competing products become increasingly sophisticated and complex, sales cycles are likely to increase in the future. Our future sales cycle could extend beyond current levels as a result of lengthy evaluation and approval processes that typically accompany major initiatives or capital expenditures, including delays over which we have little or no control. The loss of individual orders due to increased sales and evaluation cycles, or delays in the sale of even a limited number of systems, could have a material adverse effect on our business, results of operations, and financial condition and, in particular, could contribute to significant fluctuations in our operating results on a quarterly basis.

     Proprietary Rights and Licensing

Our success depends significantly upon our internally-developed proprietary intellectual property and intellectual property licensed from others. We rely on a combination of copyright, trademark, and trade secret laws as well as on confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights in our products. We currently have no patents or patent applications pending, and existing trade secret and copyright laws provide only limited protection of our proprietary rights. We have registered or applied for registration for certain copyrights and trademarks. We will continue to evaluate the registration of additional copyrights and trademarks. Despite our efforts to protect our products' respective proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also independently develop products similar to our products. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States.

We enter into license agreements with our customers which give the customer the non-exclusive right to use the object code version of our products. The license agreements prohibit the customer from disclosing to third parties or reverse engineering our products and disclosing our confidential information. In certain rare circumstances, typically for the earliest releases of our products, we have granted our customers a source code license, solely for the customer's internal use.

Although we do not believe that we are infringing the intellectual property rights of others, claims of infringement are becoming increasingly common as the software industry matures and expanded legal protections are applied to software products. Third parties may assert infringement claims against us with respect to our proprietary technology and intellectual property licensed from others. Generally, our third-party software licensors indemnify us from claims of infringement. However, there is no assurance that our licensors will be able to fully indemnify us for such claims, if at all. Infringement claims against us could cause product release delays, require us to redesign our products, or require us to enter into royalty or license agreements, which agreements may not be available on terms acceptable to us or at all. Furthermore, litigation, regardless of the outcome, could result in substantial cost to us, divert management attention, and delay or reduce customer purchases. Any infringement claim against us could have a material adverse effect on our business, results of operations, and financial condition.

     Third-Party Patent and Other Intellectual Property Rights

We may receive notice of claims of infringement of third-party patent rights in the normal course of business. Although we do not believe that our technology infringes any third-party rights, the cost of defending any such claim, regardless of its validity, can be substantial and result in significant expenses and diversion of resources, which could materially and adversely affect our business and financial condition. One or more of our products may, in the future, be found to infringe the patent rights of one or more third parties. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because new patents are being issued by the U.S. Patent and Trademark Office on an ongoing basis, this is an ongoing risk for us.

In addition to the risk of infringing a third party's patent rights, there is a risk that our products may infringe upon other intellectual property rights of third parties (e.g., copyrights, trademarks and trade secrets). We have taken steps to ensure that our employees and contractors have assigned to us all of their third parties' rights in and to any of the computer software, inventions, and other work product created by third parties for or on behalf of us. In addition, we have taken steps to ensure that they have the proper licenses in place for the use and distribution of all third-party company software included in or with our products.

If it is later determined that a third party's patent or other intellectual property rights apply to a product of ours, there is a material risk that the revenue from the sale of such product will be significantly reduced or eliminated as we may have to:

 . pay licensing fees or royalties to such third party in order to continue selling the product;

 . incur substantial expense in the modification of the product so that the third party's patent or other intellectual property rights no longer apply to such product; or

 .  stop selling the product.

In addition, if a product is adjudged to be infringing a third party's patent or other intellectual property rights, then we may be liable to such third party for actual damages and attorneys' fees. If the infringement of a third party's patent were found to be willful on our part, then the third party might be able to recover treble damages plus attorneys' fees and costs.

     Risk of Product Defects; Product Liability

As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. Despite our testing and use by current and potential customers, errors may be found in new applications after commencement of commercial shipments. If discovered, we cannot guarantee that we will successfully correct such errors in a timely manner or at all. We could, in the future, lose revenues as a result of software errors or other product defects. Our products and future products are intended for use in applications that may be critical to a customer's business. As a result, our customers and potential customers might have a greater sensitivity to product defects than the market for software generally. The occurrence of errors and failures in our products could result in the loss of or delay in market acceptance of our applications, and alleviating such errors and failures could require us to expend significant capital and other resources. The consequences of such errors and failures could have a material adverse effect on our business, results of operations, and financial condition.

Our financial applications are used by our customers for financial reporting and analysis, and payroll processing. Accordingly, any design defects, software errors, misuse of our products, incorrect data from network elements, or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our customers. Clarus E-Procurement is used by our customers for procurement processing and analysis. Any design defects, software errors, misuse of this product, incorrect data from network elements, or other potential problems within or out of our control that may arise from the use of this product could also result in financial or other damages to our customers.

Although our license agreements with our customers typically contain provisions designed to limit our exposure to potential claims as well as any liabilities arising from such claims, such provisions may not effectively protect us against such claims and the liability and costs associated therewith. We do not maintain product liability insurance. Accordingly, any such claim could have a material adverse effect upon our business, results of operations, and financial condition. We provide warranties for our products after the software is purchased for the period in which the customer maintains our support of the product. We generally support only current releases and the immediately prior releases of our products. Our license agreements generally do not permit product returns by the customer, and product returns and warranty expense for 1996, 1997, and l998 represented less than 4.9%, 1.2%, and 2.1% of total revenues during each respective period. However, product returns may increase as a percentage of total revenues in future periods.

     Year 2000 Compliance

Our applications are designed to be Year 2000 compliant. However, we are in the process of determining the extent to which third-party licensed software distributed by and used in our products is Year 2000 compliant, as well as the impact of any non-compliance on us and our customers. If the relational database management systems used with our software is not Year 2000 compliant, our customers will not be able to continue to use our products. We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software will result in a material adverse impact on our business or financial condition. However, our investigation with respect to third-party software is in its preliminary stages. We may be exposed to potential claims resulting from system problems associated with the century change.

     Reliance on Microsoft Technologies

We have entered into partnership and marketing arrangements with Microsoft. Our products operate with or are based on Microsoft's proprietary products such as:
Windows NT, Visual C++, Foundation Classes, Active X, OLE/COM, SQL Server, and Visual Basic. We have designed our products and technology to be compatible with new developments in Microsoft technology. Although we believe that Microsoft technologies are currently widely utilized by businesses of all sizes, businesses may not continue to adopt such technologies as anticipated, may migrate from older Microsoft technologies to newer Microsoft technologies, or may adopt alternative technologies that we do not support.

     Risks Associated with Government Regulation and Legal Uncertainties

We are not currently subject to direct regulation by any government agency, other than regulations applicable to businesses generally, and there are currently few laws or regulations specifically addressing commerce on the Internet. Due to the increasing use and growth of the Internet; however, it is possible that such laws and regulations may be adopted covering issues such as user privacy, pricing, and characteristics and quality of products and services. The Telecommunications Act of 1996, which was enacted in January 1996, prohibits the transmission over the Internet of certain types of information and content. The scope and applicability of this statute are currently unsettled, but the imposition upon us of potential liability for information carried on or disseminated through our application systems by this or other laws could require us to reduce our exposure to such liability. This could require us to make significant expenditures, or to discontinue certain services. The adoption of any such laws or regulations also could slow the growth of the Internet, which could in turn adversely affect our business, operating results, or financial condition. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, libel, and personal privacy is uncertain.

As a result of customer demand, it is possible that Clarus E-Procurement will be required to incorporate encryption technology, the export of which is regulated by the United States government. Export regulations, either in their current form or as they may be subsequently enacted, may limit our ability to distribute our software outside the United States. Moreover, legislation or regulation may further limit levels of encryption or authentication technology that we are able to utilize in our software. Any revocation or modification of our export authority, unlawful exportation of our software, or adoption of new legislation or regulation relating to exportation of software and encryption technology could have a material adverse effect on the prospects for Clarus E-Procurement and, potentially, on our business, financial condition, and operating results as a whole.

     Risks Associated with Encryption Technology

A significant barrier to commerce involving the Internet is the secure exchange of valued and confidential information over public networks. It is anticipated that Clarus E-Procurement will rely on encryption and authentication technology to provide the security and authentication necessary to render secure the exchange of valued and confidential information. Advances in computer capabilities, discoveries in the field of cryptography, or other events or developments may result in a compromise of any encryption methods employed in Clarus E-Procurement to protect transaction data. If any compromise of security were to occur, it could have a material adverse effect on our business, financial condition, and operating results.

     Shares Eligible for Future Sale

The market price for our common stock could drop as a result of sales of a large number of shares of our common stock in the market or the perception that such sales could occur. The holders of the stock options granted during the period of January 1, 1998, through March 31, 1998, whose options have been fully vested, have entered into lock-up agreements restricting the sale or transfer of such shares for a four-year period following the date of the initial public offering. Of these shares, 25% will be released from such restriction on each anniversary of May 26, 1998. We have filed a Registration Statement on Form S-8 that has made eligible for sale approximately 2.6 million additional shares issuable upon the exercise of stock options. Of these 2.6 million shares, approximately 284,000 shares are subject to the four-year lock-up described above.

The former holders of Series A Preferred Stock and Series B Preferred Stock of ELEKOM and Norman N. Behar have agreed with us not to sell any shares of our common stock received by them in connection with the merger until August 6, 1999. After that date, approximately 1.4 million additional shares will be freely tradable, subject to the rules of the Securities and Exchange Commission.

     Potential Issuance of Preferred Stock; Antitakeover Provisions

Our Certificate of Incorporation permits us to issue up to 5.0 million shares of preferred stock and permits the Board of Directors to fix the rights, preferences, privileges, and restrictions of such shares without any further vote or action by our stockholders. Although we have no current plans to issue new shares of preferred stock, the potential issuance of preferred stock may have the effect of delaying, deferring, or preventing a change in our control. The potential issuance may also discourage bids for the common stock at a premium over the market price of the common stock and may adversely affect the market price of, and the voting and other rights of the holders of common stock. Our Board of Directors is divided into three classes, each of which serves for a staggered three-year term. Such staggered board may make it more difficult for a third party to gain control of our Board of Directors. In addition, certain provisions of our corporate charter and by-laws and of Delaware corporate law may have an anti-takeover effect and may discourage takeover attempts not first approved by the Board of Directors including takeovers which stockholders may deem to be in their best interest.

EMPLOYEES

As of March 1, 1999, we had a total of 343 employees, all except 4 of whom were based in the United States. Of the total, 99 were employed in implementation services, 84 were in research and development, 42 were in sales, 45 were in customer support, 50 were in finance, administration, and operations, and 23 were in marketing. We believe our future performance depends in significant part upon the continued service of our key development, technical support and sales personnel, and on our ability to attract or retain qualified employees. Competition for such personnel is intense. We may not be successful in attracting or retaining such personnel in the future. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relation with our employees to be good.

WHERE YOU CAN FIND MORE INFORMATION

At your request, we will provide you, without charge, a copy of any exhibits to this Form 10-K. If you want an exhibit or more information, write or call us at:

     Clarus Corporation
     3970 Johns Creek Court
     Suite 100
     Suwanee, Georgia 30024
     Telephone: (770) 291-3900
     Fax: (770) 291-4997

Our fiscal year ends on December 31. We file annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

ITEM 2.   PROPERTIES

Our corporate office and principal facility is located in Suwanee, Georgia, where we lease approximately 87,000 square feet of space. This facility accommodates research and development, sales, finance, administration and operations, customer support, marketing, and implementation services. We also lease a facility in Bellevue, Washington, for approximately 13,000 square feet of office space and six facilities, primarily for regional sales offices, elsewhere in the United States.

ITEM 3.   LEGAL PROCEEDINGS

We are subject to claims and litigation in the ordinary course of our business, including, but not limited to, a lawsuit recently filed against us alleging patent infringement. Based on our current assessment of such claims and litigation, we believe that there are no material pending proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any director, officer, or affiliate or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.


                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock has been listed on the Nasdaq/NMS under the symbol CLRS since September 2, 1998. Our common stock was listed on the Nasdaq/NMS under the symbol "SQLF" from May 26, 1998, the effective date of our initial public offering, through September 1, 1998. On August 28, 1998, we changed our name to Clarus Corporation and effective September 2, 1998, changed our Nasdaq/NMS symbol from "SQLF" to "CLRS." Prior to May 26, 1998, there was no established trading market for our common stock. The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the Nasdaq/NMS for quarters since May 26, 1998.

                                                                        SALES PRICE
                                                                        -----------
CALENDAR PERIOD                                                    HIGH              LOW
---------------                                                   -----              ---
1998
    Second Quarter (beginning May 27, 1998).....................  $10.00            $7.62
    Third Quarter...............................................    9.62             3.53
    Fourth Quarter..............................................    8.63             2.75
1999
    First Quarter (through March 15, 1999)......................  $ 6.00            $3.31

STOCKHOLDERS

As of March 25, 1999, there were 136 holders of record of our common stock.

DIVIDENDS

We currently anticipate that we will retain all future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. In addition our line of credit prohibits the payment of dividends without prior lender approval.

ITEM 6.   SELECTED FINANCIAL DATA

Our selected consolidated financial data set forth below should be read in conjunction with our Consolidated Financial Statements, including the Notes thereto. The statement of operations data for the years ended December 31, 1994, 1995, 1996, 1997, and 1998 and the balance sheet data as of December 31, 1994, 1995, 1996, 1997, and 1998 have been derived from, and are qualified by reference to, our financial statements audited by Arthur Andersen LLP, independent public accountants.


                                                                                      Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                           1994       1995       1996       1997        1998
                                                                           ----       ----       ----       ---         ----
STATEMENT OF OPERATIONS DATA:
Revenues:
        License fees..................................................    $ 2,568   $  5,232   $  6,425   $ 13,506   $   17,372
        Services fees.................................................        836      1,737      3,984      7,786       16,477
        Maintenance fees..............................................        417      1,221      2,647      4,696        7,791
                                                                          -------   --------   --------   --------   ----------
                Total revenues........................................      3,821      8,190     13,056     25,988       41,640
Cost of revenues:
        License fees..................................................         98        291        416      1,205        1,969
        Services fees.................................................        860      1,421      2,904      5,338       10,353
        Maintenance fees..............................................        277        655      1,350      1,973        3,599
                                                                          -------   --------   --------   --------   ----------
                Total cost of revenues................................      1,235      2,367      4,670      8,516       15,921

Operating expense:
        Research and development......................................      2,130      3,882      5,360      6,690        6,335
        Purchased research and development............................        -0-        -0-        -0-        -0-       10,500
        Sales and marketing...........................................      2,718      6,636      7,191      9,515       11,802
        General and administrative....................................      2,733      2,923      2,368      3,161        5,126
        Depreciation and amortization.................................        162        369      1,125      1,406        2,154
        Non-cash compensation.........................................          0          0          0         58          880
                                                                          -------   --------   --------   --------   ----------
                Total operating expenses..............................      7,743     13,810     16,044     20,830       36,797

Operating income (loss)...............................................     (5,157)    (7,987)    (7,658)    (3,358)     (11,078)
Interest expense (income), net........................................        (17)         2          6        274         (412)
Minority interest.....................................................          0        (60)      (215)      (478)         (36)
                                                                          -------   --------   --------   --------    ---------
Net income (loss).....................................................    $(5,140)  $ (8,049)  $ (7,879)  $ (4,110)   $ (10,702)
                                                                          =======   ========   ========   ========    =========

Income (loss) per common share:
        Basic.........................................................    $ (5.65)  $  (6.19)  $  (5.74)  $  (2.97)   $   (1.70)
                                                                          =======   ========   ========   ========    =========
        Diluted.......................................................    $ (5.65)  $  (6.19)  $  (5.74)  $  (2.97)   $   (1.70)
                                                                          =======   ========   ========     ========   ========

Weighted average common shares outstanding:
        Basic.........................................................        910      1,300      1,373        1,386      6,311
                                                                          =======   ========   ========     ========   ========
        Diluted.......................................................        910      1,300      1,373        1,386      6,311
                                                                          =======   ========   ========     ========   ========

                                                                                        Year Ended December 31,
                                                                        -------------------------------------------------------
                                                                            1994       1995       1996        1997       1998
                                                                            ----       ----       ----        ----       ----
BALANCE SHEET DATA:
Cash and cash equivalents.............................................    $   492   $  3,333   $  3,279     $  7,213   $ 14,799
Working capital (deficit).............................................     (1,424)    (2,555)    (3,422)        (453)     9,001
Total assets..........................................................      1,506      5,865      8,525       14,681     40,082
Long-term debt, net of current portion................................        143         93      1,093          497        245
Total stockholders' (deficit) equity..................................     (8,732)   (15,927)   (23,837)     (27,910)    22,111

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Clarus Corporation develops, markets, licenses, and supports Web-based applications for managing operational resources together with financial and human resources applications for mid- to large-sized companies. Our applications create high lifetime value by delivering sophisticated functionality, while substantially reducing the time required for implementation, maintenance, and upgrades.

During 1998 and 1997, we introduced a series of modules and product enhancements. Specifically, in the third quarter of 1998, we introduced our Web-commerce applications, which include E-Procurement, a business-to-business buy-side Web-based solution designed for the acquisition of non-industrial goods and services, Clarus Budget, and a 32-bit version of our human resources applications. In the first quarter of 1997, we introduced our human resources applications, which included the Personnel, Benefits, and Payroll modules. In 1997, we introduced a 32-bit version of our financial applications (the "Denver Release"), which included two new modules, Purchasing Control and Solution/Graphical Architect.

We currently market our products in the United States and Canada through a direct sales force, and we have licensed our applications to more than 275 customers in a variety of industry segments, including insurance, financial services, communications, retail, printing and publishing, transportation, and manufacturing. We also offer fee-based implementation, training and upgrade services, and ongoing maintenance and support of our products for a 12-month to three-year renewable term.

On November 6, 1998, we completed the acquisition of ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares of our common stock. ELEKOM was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of ours, and the separate existence of ELEKOM ceased (the "Merger"). Immediately following consummation of the Merger, the former holders of ELEKOM common and preferred stock (the "ELEKOM Shareholders") owned approximately 13% of our outstanding common stock. Certain former ELEKOM Shareholders have agreed not to sell any of their shares of our common stock for a period ending on August 6, 1999. We recorded, as additional purchase price, (i) payments of $500,000 made to fund the operations of ELEKOM from October 1, 1998, through the closing date, and
(ii) expenses of approximately $1.0 million to complete the merger. We also recorded $10.5 million of the purchase price as purchased in-process research and development.

On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares for approximately $22.0 million after deducting offering expenses and underwriting discounts.

Our revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. Through 1997, we recognized software license revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") NO. 91-1, "Software Revenue Recognition."

Accordingly, software license revenue was recognized upon shipment of the software following execution of a contract, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. If significant post-delivery obligations exist, the revenue from the sale of the software license, as well as other components of the contract, was recognized using percentage of completion accounting.

Effective January 1, 1998, we adopted SOP No. 97-2, "Software Revenue Recognition," that supersedes SOP No. 91-1, "Software Revenue Recognition." Under SOP No. 97-2, we recognize software license revenue when the following criteria are met:

 .    a signed and executed contract is obtained,

 .    shipment of the product has occurred,

 .    the license fee is fixed and determinable,

 .    collectibility is probable, and

 .    remaining obligations under the license agreement are insignificant.

The adoption of this SOP has not had a significant impact on our consolidated financial statements. Revenues from software licenses have been recognized upon delivery of our product if there are no significant obligations on our part following delivery, and collection of the related receivable, if any, is deemed probable by management. Revenues from service fees relate to implementation, training, and upgrade services performed by us and have been recognized as the services are performed. Maintenance fees relate to customer maintenance and support and have been recognized rateably over the term of the software support agreement, which is typically 12 months. A majority of our customers renew the maintenance and support agreements after the initial term. Revenues that have been prepaid or invoiced, but that do not yet qualify for recognition under our policies, are reflected as deferred revenue.

Cost of license fees includes royalties and software duplication and distribution costs. We recognize these costs as the applications are shipped. Cost of services fees include personnel and related costs incurred to provide implementation, training, and upgrade services to customers. These costs are recognized as the services are performed. Cost of maintenance fees includes personnel and related costs incurred to provide the ongoing support and maintenance of our products. These costs are recognized as incurred.

Research and development expenses consist primarily of personnel costs. We account for software development costs under Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." Research and development expenses are charged to expense as incurred until technological feasibility is established, after which remaining costs are capitalized. We define technological feasibility as the point in time at which we have a working model of the related product. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Accordingly, we charge all internal software development costs to expense as incurred.

Sales and marketing expenses consist primarily of salaries, commissions, and benefits to sales and marketing personnel, travel, trade-show participation, public relations, and other promotional expenses. General and administrative expenses consist primarily of salaries for financial, administrative and management personnel, and related travel expenses, as well as occupancy, equipment, and other administrative costs.

We had net operating loss carryforwards ("NOL's") of approximately $26.3 million at December 31, 1998, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

AFFILIATE RELATIONSHIPS

In March 1995, we, along with Technology Ventures, L.L.C. ("Technology Venture"), which is controlled by Joseph S. McCall, a former director of ours, formed Clarus Professional Services, L.L.C. (formerly SQL Financial Services, L.L.C.; the "Services Subsidiary") to provide implementation, training, and upgrade services exclusively for our customers. On February 5, 1998, Technology Ventures sold its 20% interest in the Services Subsidiary to us in exchange for 225,000 shares of our common stock, a warrant to purchase an additional 300,000 shares of our common stock at a price of $3.67 per share, and a non-interest-bearing promissory note in the principal amount of $1.1 million. The purchase of the remaining 20% of the Services Subsidiary was accounted for using the purchase method of accounting and resulted in goodwill in the amount of $4.2 million, which is being amortized over 15 years.

In the second quarter of 1998, we accelerated the vesting of certain employee stock options issued in the first quarter of 1998, for approximately 283,000 shares of common stock, at an exercise price ranging from $3.67 per share to $8.00 per share. As a result of this accelerated vesting, we recognized, as non-cash compensation, a non-cash, non-recurring charge of approximately $705,000 during the quarter ended June 30, 1998, representing the previously remaining unamortized deferred compensation recorded on these options.

SUMMARY OF THE EFFECTS OF THE MERGER

We anticipate the integration and consolidation of ELEKOM will require substantial management, financial, and other resources. The acquisition of ELEKOM involves a number of significant risks including potential difficulties in assimilating the technologies, services, and products of ELEKOM or in achieving the expected synergies and cost reductions, as well as other unanticipated risks and uncertainties. As a result, there can be no assurance as to the extent to which the anticipated benefit with respect to the Merger will be realized, or the timing of any such realization.

The Merger lowered our net earnings during 1998 as a result of a substantial increase in amortization of intangible and other long-lived assets and various other adjustments resulting from purchase accounting. The 1998 unaudited pro forma net loss before non-recurring charges would have been approximately $3.8 million, compared to a net income before one-time charges of $503,000 for 1998. The 1997 unaudited pro forma net loss before non-recurring charges would have been approximately $10.8 million, a net loss which is approximately 162% greater than our actual historical results for 1997. We believe that earnings beyond 1998 should improve as a result of the Web-based, electronic procurement market presence and recognition afforded us as a result of the completion of the Merger. We cannot predict or guaranty the amount or timing of such benefit, if any, that may actually be realized or that any such growth may occur.

The Merger was accounted for as a purchase. Under purchase accounting, the total purchase cost and fair value of liabilities assumed were allocated to the tangible and intangible assets of ELEKOM based upon their respective fair values as of the closing. The remainder of the excess of the purchase price over the tangible assets acquired of approximately $6.9 million was assigned to trade names, workforce, and goodwill and is being amortized over a period ranging from three months to ten years.

Under purchase accounting, the total acquisition cost was allocated to ELEKOM's assets and liabilities based on their relative fair values. Our analysis, based on an independent appraisal, resulted in an allocation of $10.5 million to in-process acquired research and development which, under generally accepted accounting principles, was expensed immediately after the Merger was completed. The pro forma net losses for 1997 and 1998 reflected above exclude the effects of the charge due to its non-recurring nature.

The Merger was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." The intangible assets of approximately $6.9 million noted above are being amortized over periods ranging from three months to ten years. Based on the independent third-party appraisal, approximately $10.5 million of the purchase price represented purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. This amount was expensed as a non-recurring, non-tax-deductible charge immediately after the acquisition was completed.

The existence of purchased research and development was determined by a third-party independent appraisal identifying computer software code under development by ELEKOM since 1995. The value was determined by estimating the remaining costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the project based on the level of completion of the project on the date of acquisition, and discounting the net cash flows back to their present value.

The nature of the efforts to develop the purchased research and development into a commercially viable product principally relate to the completion of all planning, designing, programming, and testing activities that are necessary to establish that the product can be produced to meet its design specifications including functions, features, and technical performance requirements. The efforts to develop the purchased in-process technology also include determining the compatibility and interoperability with other applications. The estimated remaining costs to be incurred to develop the purchased in-process research and development into a commercially viable product is approximately $2.0 million.

The resulting net cash flows from the project is based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from the project. These estimates are based on the following assumptions:

 .    The estimated revenues project a compounded annual revenue growth rate of approximately 48% from 1999 through 2002. Estimated revenue for 1999 is projected to be $5.3 million, compared to virtually no revenue in 1998. Estimated total revenues from the purchased research and development peaks in the year 2002 and declines rapidly in 2003 through 2005 as other new products are expected to enter the market. These projections are based on management's estimates of market size and growth, expected trends in technology, and the nature and expected timing of new product introductions by ELEKOM and its competitors. These estimates also include growth related to our utilizing certain ELEKOM technologies in conjunction with our products, marketing and distributing the resulting products through our direct sales force, and enhancing the market's response to ELEKOM's products by providing incremental financial support and stability.

 .    The estimated cost of sales as a percentage of revenues is expected to be
     5%. This percentage is somewhat lower than the annual cost of license fees percentage for us due to the lower royalty rates on certain third-party software used by ELEKOM compared to our third-party software.

 .    The estimated research and development expenses were based on the estimated time associated with the remaining cost to develop the in-process research and development. Research and development expenses represent 33% of revenue in 1999 due to the anticipated release of the product in 1999.

 .    Sales and marketing and general and administrative expenses in the early years are expected to more closely approximate our 1998 expense structure. Sales and marketing expenses are expected to benefit from the savings as a result of the distribution of the ELEKOM product through our direct sales force as well as through consolidated marketing and advertising campaigns.

 .    Income tax expense is estimated using a 38% tax rate, consistent with our anticipated tax rate.

 .    Discounting the net cash flows back to their present values is based on the present value discount rate. The present value discount rate used in the analysis represents the weighted average cost of capital ("WACC") for ELEKOM plus 2%. The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investment in various areas of that enterprise. The WACC assumed for ELEKOM, as a corporate business enterprise, is approximately 25%. Therefore, the discount rate used in discounting the net cash flows from purchased in-process technology is approximately 27%. The discount rate is higher than the WACC due to the inherent uncertainties in the estimates described above. These uncertainties include the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology, and the uncertainty of technological advances that are unknown at this time.

If this project is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired. We expect to begin to benefit from the purchased in-process technology in the second quarter 1999.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                                                YEAR ENDED DECEMBER 31,
                                                                      1996                1997                1998
                                                              -------------------------------------------------------
Revenues:
  License fees                                                        49.2%               52.0%               41.7%
  Services fees                                                       30.5                30.0                39.6
  Maintenance fees                                                    20.3                18.0                18.7
                                                              -------------------------------------------------------
   Total revenues                                                    100.0               100.0               100.0
Cost of revenues:
  License fees                                                         3.2                 4.6                 4.7
  Services fees                                                       22.3                20.5                24.9
  Maintenance fees                                                    10.3                 7.6                 8.6
                                                              -------------------------------------------------------
   Total cost of revenues                                             35.8                32.7                38.2

Operating expenses:
  Research and development                                            41.1                25.7                15.2
  Purchased research and development                                   0.0                 0.0                25.2
  Sales and marketing                                                 55.1                36.6                28.4
  General and administrative                                          18.1                12.3                12.3
  Depreciation and amortization                                        8.6                 5.4                 5.2
  Non-cash compensation                                                0.0                 0.2                 2.1
                                                              -------------------------------------------------------
   Total expenses                                                    122.9                80.2                88.4

Operating loss                                                       (58.7)              (12.9)              (26.6)
  Interest income                                                      0.0                 0.0                 1.5
  Interest expense                                                     0.0                (1.1)               (0.5)
  Minority interest                                                   (1.6)               (1.8)               (0.1)
                                                              -------------------------------------------------------
Net loss                                                             (60.3)%             (15.8)%             (25.7)%
                                                              =======================================================

Gross margin on license fees                                          93.5%               91.1%               88.7%
Gross margin on services fees                                         27.1                31.4                37.2
Gross margin on maintenance fees                                      49.0                58.0                53.8

YEAR ENDED DECEMBER 31, 1998, COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

Total Revenues. Total revenues increased 60.2% to $41.6 million in 1998 from $26.0 million in 1997. This increase was attributable to substantial increases in license fees, services fees, and maintenance fees.

License Fees. License fees increased 28.6% to $17.4 million, or 41.7% of total revenues, in 1998 from $13.5 million, or 52.0% of total revenues, in 1997. The increase in license fees resulted primarily from an increase in the number of licenses sold, and to a lesser extent, an increase in the average customer transaction size. The decrease as a percentage of total revenue is a reflection of the continued strong demand for our professional services and the continued growth of maintenance customers.

Services Fees. Services fees increased 111.6% to $16.5 million, or 39.6% of total revenues, in 1998 from $7.8 million, or 30.0% of total revenues, in 1997. The increase in services fees was primarily due to increased demand for professional services associated with an increase in the number of licenses sold.

Maintenance Fees. Maintenance fees increased 65.9% to $7.8 million, or 18.7% of total revenues, in 1998 from $4.7 million, or 18.0% of total revenues, in 1997. The increase in maintenance fees was primarily due to the signing of license agreements with new customers and the renewal of maintenance and support agreements with existing customers.

COST OF REVENUES

Total Cost of Revenues. Cost of revenues increased 87.0% to $15.9 million, or 38.2% of total revenues, in 1998 from $8.5 million, or 32.7% of total revenues, in 1997. The increase in the cost of revenues was primarily due to an increase in personnel and related expenses and increased royalty expenses. The increase as a percentage of total revenues is primarily a result of the increase in the revenue mix toward services fees, which historically has a higher cost of revenue than license or maintenance fees.

Cost of License Fees. Cost of license fees increased to $2.0 million, or 11.3% of total license fees, in 1998 compared to $1.2 million, or 8.9% of total license fees, in 1997. The increase in the cost of license fees and the increase as a percentage of total license fees were primarily attributable to increases in royalty expenses on new products introduced in 1997 and 1998, components of which are licensed from third parties.

Cost of Services Fees. Cost of services fees increased 93.9% to $10.4 million, or 62.8% of total services fees, in 1998 compared to $5.3 million, or 68.6% of total services fees, in 1997. The increase in the cost of services fees was primarily attributable to an increase in the personnel and related costs to provide implementation, training, and upgrade services. Cost of services fees as a percentage of total services fees decreased due to increased utilization of services personnel.

Cost of Maintenance Fees. Cost of maintenance fees increased 82.4% to $3.6 million, or 46.2% of total maintenance fees, in 1998 compared to $2.0 million, or 42.0% of total maintenance fees, in 1997. The increase in the cost of maintenance fees was primarily due to an increase in personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees increased as we invested in personnel to support the maintenance customer base.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 5.3% to $6.3 million, or 15.2% of total revenues, in 1998 from $6.7 million, or 25.7% of total revenues, in 1997. Research and development expenses decreased primarily due to decreased personnel and contractor fees related to the effort required in 1997 to develop the Denver Release, which was substantially completed by September 1997. The decrease in research and development as a percentage of revenue for 1998 compared to 1997 is primarily due to the completion of the Denver Release, coupled with the economies of scale realized through the growth in our revenues. We intend to continue to devote substantial resources toward research and development efforts.

PURCHASED RESEARCH AND DEVELOPMENT

During the fourth quarter of 1998, we completed the acquisition of electronic procurement pioneer, ELEKOM Corporation, strategically positioning us as a leader in the high-growth electronic procurement market. The consideration for the acquisition was approximately 1.4 million shares of our common stock and $8.0 million in cash.

We initially expected to recognize a write-off for in-process research and development of $14.0 million as a result of this acquisition. In response to recent SEC interpretative guidance, we took the initiative to adjust our accounting for the acquisition-related in-process research and development charge. Accordingly, we reduced this write-off to $10.5 million from the $14.0 million write-off we anticipated recording in the fourth quarter of 1998. The $3.5 million reduction in the write-off of the in-process research and development has been capitalized and will be amortized primarily over a ten-year period.

SALES AND MARKETING

Sales and marketing expenses increased 24.0% to $11.8 million in 1998 from $9.5 million in 1997. As a percentage of total revenues, sales and marketing expenses decreased to 28.4% in 1998 from 36.6% in 1997. The increase in expenses was primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities. The decrease in sales and marketing as a percentage of revenues for 1998 compared to 1997 reflects the higher productivity of our sales force.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 62.2% to $5.1 million in 1998 from $3.2 million in 1997. As a percentage of total revenues, general and administrative expenses remained at 12.3% for 1998 and 1997. The increase in general and administrative expenses was primarily attributable to increases in personnel and related costs. We believe that our general and administrative expenses will continue to increase in future periods to accommodate anticipated growth and expenses associated with our responsibilities as a public company.

DEPRECIATION AND AMORTIZATION

Depreciation of tangible equipment and amortization of intangible assets increased 53.2% to $2.2 million, or 5.2% of total revenues, in the year ending December 31, 1998, from $1.4 million, or 5.4% of total revenues, in the comparable period in 1997. This increase in depreciation and amortization expense is due to increases in the purchases of intangible assets, the acquisition of ELEKOM, and increases in capital expenditures resulting from our significant growth.

NON-CASH COMPENSATION

Non-cash compensation expense increased to $880,000, or 2.1% of total revenues, in 1998 compared to $58,000 in 1997. This increase was primarily due to accelerated vesting, in the second quarter of 1998, of certain employee stock options issued in the first quarter of 1998. These stock options were for approximately 283,000 shares of our common stock, at exercise prices ranging from $3.67 to $8.00 per share. As a result of this accelerated vesting, we recognized, as non-cash compensation, a non-cash, non-recurring charge of approximately $705,000. This charge represented the previously remaining unamortized deferred compensation recorded on these options.

INTEREST INCOME

Interest income increased to $636,000 in 1998 from $34,000 in 1997. On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares, which resulted in net proceeds of approximately $22.0 million. The increase in interest income was primarily due to the results of the investment of the funds from the initial public offering.

INTEREST EXPENSE

Interest expense decreased 27.3% to $224,000 in 1998 from $308,000 in 1997. This decrease is primarily due to lower average levels of debt in 1998 as compared to 1997.

MINORITY INTEREST

Minority interest decreased 92.5% to $36,000 in 1998 from $478,000 in 1997. This decrease in minority interest is related to our purchase of the remaining 20% of the Services Subsidiary on February 5, 1998, which eliminated the minority interest related to the Services Subsidiary.

INCOME TAXES

As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in 1998 and in 1997. See "Notes to Consolidated Financial Statements" included elsewhere herein.

YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

REVENUES

Total Revenues. Total revenues increased 99.1% to $26.0 million in 1997 from $13.1 million in 1996. This increase was attributable to substantial increases in license fees, services fees, and maintenance fees.

License Fees. License fees increased 110.2% to $13.5 million, or 52.0% of total revenues, in 1997 from $6.4 million, or 49.2% of total revenues, in 1996. These increases in license fees resulted primarily from an increase in the number of licenses sold, and to a lesser extent, the increase in the average customer transaction size.

Services Fees. Services fees increased 95.4% to $7.8 million, or 30.0% of total revenues, in 1997 from $4.0 million, or 30.5% of total revenues, in 1996. The increase in services fees was primarily due to increased demand for professional services associated with an increase in the number of licenses sold.

Maintenance Fees. Maintenance fees increased 77.4% to $4.7 million, or 18.0% of total revenues, in 1997 from $2.7 million, or 20.3% of total revenues, in 1996. The increase in maintenance fees was primarily due to the signing of license agreements with new customers and the renewal of maintenance and support agreements with existing customers.

COST OF REVENUES

Total Cost of Revenues. Cost of revenues increased 82.4% to $8.5 million, or 32.7% of total revenues, in 1997 from $4.7 million, or 35.8% of total revenues, in 1996. The increase in the cost of revenues was primarily due to an increase in personnel and related expenses and increased royalty expenses. The decrease as a percentage of total revenues primarily reflects increased utilization of personnel.

Cost of License Fees. Cost of license fees increased to $1.2 million, or 8.9% of total license fees, in 1997 compared to $416,000, or 6.5% of total license fees, in 1996. The increase as a percentage of total license fees is primarily attributable to increases in royalty expense on new products introduced in 1997, components of which are licensed from third parties.

Cost of Services Fees. Cost of services fees increased 83.8% to $5.3 million, or 68.6% of total services fees, in 1997 compared to $2.9 million, or 72.9% of total services fees, in 1996. The increase in the cost of services fees was primarily attributable to an increase in the personnel and related costs to provide implementation, training, and upgrade services. Cost of services fees as a percentage of total services fees decreased due to increased utilization of personnel.

Cost of Maintenance Fees. Cost of maintenance fees increased 46.1% to $2.0 million, or 42.0% of total maintenance fees, in 1997 compared to $1.4 million, or 51.0% of total maintenance fees, in 1996. The increase in the cost of maintenance fees was primarily due to an increase in personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees decreased primarily due to more productive use of personnel to support the maintenance customer base.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 24.8% to $6.7 million, or 25.7% of total revenues, in 1997 from $5.4 million, or 41.1% of total revenues, in 1996. Research and development expenses increased primarily due to increased personnel and contractor fees related to the effort required to develop the Denver Release, which was released in September 1997. During the first half of 1997, we began to reduce development personnel and third-party consultant costs as this project approached completion. The decrease in research and development as a percentage of revenue for 1997 compared to 1996 is primarily due to the completion of the Denver Release, coupled with the economies of scale realized through the growth in our revenue. We intend to continue to devote substantial resources toward research and development efforts.

SALES AND MARKETING

Sales and marketing expenses increased 32.3% to $9.5 million in 1997 from $7.2 million in 1996. As a percentage of total revenues, sales and marketing expenses decreased to 36.6% in 1997 from 55.1% in 1996. The increase in expenses was primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities. During 1997, we also incurred substantial marketing expenditures to design and implement a promotional campaign, including marketing collateral, trade shows, and seminar presentations intended to promote our new market positioning. The decrease in sales and marketing as a percentage of revenues for 1997 compared to 1996 reflects the higher productivity of our sales force.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 33.5% to $3.2 million in 1997 from $2.4 million in 1996. As a percentage of total revenues, general and administrative expenses decreased to 12.3% in 1997 from 18.1% in 1996. The increase in general and administrative expenses was primarily attributable to increases in personnel and related costs. Also, we incurred increased rent and equipment expenses associated with the relocation of our headquarters in August 1997. We believe that our general and administrative expenses will continue to increase in future periods to accommodate anticipated growth and expenses associated with our responsibilities as a public company.

DEPRECIATION AND AMORTIZATION

Depreciation of tangible equipment and amortization of intangible assets increased 25.0% to $1.4 million, or 5.4% of total revenues, in the year ending December 31, 1997, from $1.1 million, or 8.6% of total revenues, in the comparable period in 1996. This increase in depreciation and amortization expense is due to increases in the purchases of intangible assets and increases in capital expenditures resulting from our significant growth.

INTEREST EXPENSE

Interest expense was $308,000 in 1997, an increase from $6,000 in 1996, due to borrowings incurred by us under a line of credit agreement during 1997.

MINORITY INTEREST

Minority interest increased 122.3% to $478,000 in 1997 from $215,000 in 1996. The increase was due to the increased profitability of the Services Subsidiary in1997.

INCOME TAXES

As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in 1997 and in 1996. See "Notes to Consolidated Financial Statements" included elsewhere herein.

LIQUIDITY AND CAPITAL RESOURCES

On May 26, 1998, we completed an initial public offering of 2.5 million shares of our common stock at an offering price of $10.00 per share. The proceeds, net of expenses, from this public offering of approximately $22.0 million were placed in investment grade cash equivalents. Our working capital position (deficit) was approximately $9.0 million and $(453,000) at December 31, 1998 and 1997, respectively. We believe that current cash balances and cash flows from operations will be adequate to provide for our capital expenditures and working capital requirements for the forseeable future. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use significant cash.

On November 6, 1998, we completed the acquisition of ELEKOM for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares of our common stock. ELEKOM was merged with and into Clarus CSA, Inc., one of our wholly owned subsidiaries, and the separate existence of ELEKOM ceased. Immediately following consummation of the Merger, the former ELEKOM Shareholders owned approximately 13% of our outstanding common stock. Certain former ELEKOM Shareholders have agreed not to sell any of their shares of our common stock for a period ending on August 6, 1999. We recorded, as additional purchase price:

 .    payments of $500,000 made to fund the operations of ELEKOM from October 1,
     1998, through the closing date, and

 .    expenses of approximately $1.0 million to complete the merger. We also recorded $10.5 million of the purchase price as purchased in-process research and development.

Cash used in operating activities was approximately $1.8 million and $11,000 during 1998 and 1997, respectively. Cash used by operations during 1998 was primarily attributable to an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities. Cash used by operations during 1997 was primarily attributable to an increase in accounts receivable, partially offset by increases in accounts payable and accrued liabilities and deferred revenues.

Cash used in investing activities was approximately $11.4 million and $1.2 million during 1998 and 1997, respectively. The cash used in investing activities during 1998 was primarily attributable to the purchase of ELEKOM and purchases of computer equipment and software. The cash used in investing activities during 1997 was primarily attributable to purchases of computer equipment and software.

Cash provided by financing activities was approximately $20.8 million and $5.2 million during 1998 and 1997, respectively. The cash provided by financing activities during 1998 was primarily attributable to our initial public offering effective May 26, 1998, for net proceeds of approximately $22.0 million. The cash provided by financing activities during 1997 was primarily attributable to proceeds from the issuance of preferred stock of approximately $6.0 million, and notes payable and short-term borrowings of approximately $42.6 million, offset by payments on notes payable and short-term borrowings of approximately $43.2 million.

In March 1997, we entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with a leasing company. The Equipment Line bears interest at rates negotiated with each loan or lease schedule (generally 22.0% to 22.5%) and is collateralized by all of the equipment purchased with the proceeds thereof. As of December 31, 1998, the principal balance on the Equipment Line payable was $463,000.

We have a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $3.0 million, or 80% of accounts receivable. Borrowings outstanding under the equipment facility are limited to $1.0 million. Interest on the revolving credit facility is at prime rate and on the equipment facility at prime plus 0.5% and is collateralized by all of our assets. The line of credit and equipment term facility with Silicon Valley Bank will expire on April 29, 1999. As of December 31, 1998, we had no outstanding balance and had $3.7 million available for future borrowings under this agreement.

We had available NOL's of approximately $26.3 million as of December 31, 1998, to reduce future income tax liabilities. These NOL's expire from 2007 through 2012 and are subject to review and possible adjustment by the appropriate taxing authorities. Pursuant to the Tax Reform Act of 1986, the utilization of NOL's for tax purposes may be subject to an annual limitation if a cumulative change of ownership of more than 50% occurs over a three-year period. As a result of this limitation, we will be limited to the use of our NOL's in any given year. We also had net deferred tax assets before valuation allowances of approximately $10.3 million at December 31, 1998, comprised primarily of net operating loss carryforwards. We had fully reserved for these deferred tax assets at December 31, 1998.

IMPACT OF YEAR 2000

We have designed and tested the most current versions of our products to be Year 2000 compliant. Our current products may contain undetected errors or defects associated with Year 2000 date functions that may result in material costs to us. Some commentators have stated that a significant amount of litigation will arise out of Year 2000 compliance issues, and we are aware of a growing number of lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

We are in the process of determining the extent to which third-party licensed software distributed by us is Year 2000 compliant, as well as the impact of any non-compliance on us and our customers.

Additionally, in the event relational database management systems used with our software are not Year 2000 compliant, our customers may not be able to continue to use our products. We do not currently believe that the effects of any Year 2000 non-compliance in our installed base of software will result in a material adverse impact on our business or financial condition. However, we may be exposed to potential claims resulting from system problems associated with the century change. Such claims would not have a material adverse effect on our business, financial condition, or results of operations.

With respect to our internal systems, we are taking steps to prepare our systems for the Year 2000 date change. We have substantially completed our inventory efforts. We expect remediation and testing efforts to continue through the third quarter of 1999. We estimate that costs for our Year 2000 compliance efforts will not exceed $150,000. We do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the Year 2000. However, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems could be experienced. We are currently unable to estimate the most reasonably likely worst-case effects of the Year 2000. We are currently preparing contingency plans for any such unanticipated negative effects.

We are currently unable to estimate whether we are exposed to significant risk of being adversely affected by Year 2000 non-compliance by third parties. We are contacting third parties with which we have material relationships, including our material customers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to us in the event any such third parties experience significant business interruptions as a result of Year 2000 non-compliance. We expect to complete this review and analysis and to determine the need for contingency planning in this regard by June 30, 1999.

FORWARD-LOOKING STATEMENT

This Annual Report contains certain forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, including or related to our future results (including certain projections and business trends).

These and other statements, which are not historical facts, are based largely on current expectations and assumptions of management and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. Assumptions related to forward-looking statements include that we will continue to price and market our products competitively; that competitive conditions within our markets will not change materially or adversely; that the demand for our products will remain strong; and that we will retain key personnel.

Assumptions related to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this Annual Report, the words "estimate," "project," "intend," "expect," and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate; therefore, there can be no assurance that the results contemplated in the forward-looking information will be realized. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans which may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as our representation that any strategy, objectives, or other plans will be achieved. The forward-looking statements contained in this Annual Report speak only as of the date of this Annual Report, and we do not have any obligation to publicly update or revise any of these forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rates relates primarily to our cash equivalents and certain debt obligations. We invest cash in financial instruments with original maturities of three months or less. These investments are denominated in U.S. dollars. Any interest earned on these investments is recorded as interest income on our statements of operations. Because of the short maturity of our investments, a near-term change in interest rates would not materially effect our financial position, results of operations or cash flows. Certain of our debt obligations include a variable rate of interest. Due to the immaterial nature of the principal amount of those obligations, a near-term change in interest rates would not materially effect our financial position, results of operations, or cash flows.

We do not trade in derivative financial instruments nor do we engage in any foreign currency trading activities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of Clarus Corporation and Subsidiaries:

We have audited the accompanying consolidated balance sheets of CLARUS CORPORATION (a Delaware corporation and formerly SQL Financials International, Inc.) AND SUBSIDIARIES as of December 31, 1997 and 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 1997 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP
Atlanta, Georgia
January 29, 1999

                      CLARUS CORPORATION AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1998

              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                    ASSETS


                                                                                     1997           1998
                                                                                   -------        -------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 7,213        $14,799
  Accounts receivable, less allowance for doubtful accounts of $338 and
   $401 in 1997 and 1998, respectively                                               4,052          8,998

  Prepaid and other current assets                                                     492            553
                                                                                   -------        -------
       Total current assets                                                         11,757         24,350
                                                                                   -------        -------
PROPERTY AND EQUIPMENT:
  Furniture and equipment                                                            3,094          6,230
  Leasehold improvements                                                               280            351
                                                                                   -------        -------
       Total property and equipment                                                  3,374          6,581
  Less accumulated depreciation                                                     (1,867)        (3,127)
                                                                                   -------        -------
       Property and equipment, net                                                   1,507          3,454
                                                                                   -------        -------
OTHER ASSETS:
  Intangible assets, net of accumulated amortization of $1,127 and $1,967
   in 1997 and 1998, respectively                                                    1,267         11,963
  Deposits and other long-term assets                                                  150            315
                                                                                   -------        -------
      Total other assets                                                             1,417         12,278
                                                                                   -------        -------
       Total assets                                                                $14,681        $40,082
                                                                                   =======        =======

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                               1997            1998
                                                                                             --------        --------
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                   $  4,598        $  7,417
  Accounts payable-related party                                                                   54               9
  Deferred revenue                                                                              5,717           7,397
  Current maturities of long-term debt and capital lease obligations                            1,841             526
                                                                                             --------        --------
        Total current liabilities                                                              12,210          15,349

LONG-TERM LIABILITIES:
  Deferred revenue                                                                              4,480           2,302
  Long-term debt and capital lease obligations, net of current maturities                         497             245
  Other long-term liabilities                                                                      49              75
                                                                                             --------        --------
        Total liabilities                                                                      17,236          17,971
                                                                                             --------        --------
COMMITMENTS AND CONTINGENCIES (Note 11)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARY                                                      243               0
                                                                                             --------        --------
REDEEMABLE CONVERTIBLE PREFERRED STOCK:
  Series A, 262,500 shares issued and outstanding in 1997                                       1,050               0
  Series B, 454,888 shares issued and outstanding in 1997                                       3,025               0
  Series C, 428,572 shares issued and outstanding in 1997                                       3,000               0
  Series D, 701,755 shares issued and outstanding in 1997                                       6,000               0
  Series E, 697,675 shares issued and outstanding in 1997                                       6,000               0
  Series F, 628,809 shares issued and outstanding in 1997                                       6,037               0
                                                                                             --------        --------
        Total redeemable convertible preferred stock                                           25,112               0
                                                                                             --------        --------
STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $1 and $.0001 par value in 1997 and 1998, respectively; 3,500,000 and 5,000,000 shares authorized in 1997 and 1998, respectively; 3,174,199 shares disclosed above as redeemable convertible preferred stock issued and outstanding
   in 1997 and 0 shares issued and outstanding in 1998                                              0               0

  Common stock, $.0001 par value; 9,000,000 and 25,000,000 shares authorized in 1997 and 1998, respectively; 1,467,160 and 11,002,508 shares issued in 1997 and 1998,
   respectively                                                                                     0               1
  Additional paid-in capital                                                                      489          61,393
  Accumulated deficit                                                                         (28,019)        (38,721)
  Warrants                                                                                        652              40
  Less treasury stock, 75,000 shares at cost                                                       (2)             (2)
  Note from stockholder                                                                          (612)              0
  Deferred compensation                                                                          (418)           (600)
                                                                                             --------        --------
        Total stockholders' equity (deficit)                                                  (27,910)         22,111
                                                                                             --------        --------
                   Total liabilities and stockholders' equity (deficit)                      $ 14,681        $ 40,082
                                                                                             ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

                      CLARUS CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                     1996            1997           1998
                                                    -------         -------       --------
REVENUES:
 License fees                                       $ 6,425         $13,506       $ 17,372
 Services fees                                        3,984           7,786         16,477
 Maintenance fees                                     2,647           4,696          7,791
                                                    -------         -------       --------
       Total revenues                                13,056          25,988         41,640
                                                    -------         -------       --------
COST OF REVENUES:
 License fees                                           416           1,205          1,969
 Services fees                                        2,904           5,338         10,353
 Maintenance fees                                     1,350           1,973          3,599
                                                    -------         -------       --------
       Total cost of revenues                         4,670           8,516         15,921
                                                    -------         -------       --------
OPERATING EXPENSES:
 Research and development                             5,360           6,690          6,335
 Purchased research and development                       0               0         10,500
 Sales and marketing                                  7,191           9,515         11,802
 General and administrative                           2,368           3,161          5,126
 Depreciation and amortization                        1,125           1,406          2,154
 Non-cash compensation                                    0              58            880
                                                    -------         -------       --------
       Total operating expenses                      16,044          20,830         36,797
                                                    -------         -------       --------
OPERATING LOSS                                       (7,658)         (3,358)       (11,078)

INTEREST INCOME                                           0              34            636

INTEREST EXPENSE                                         (6)           (308)          (224)

MINORITY INTEREST                                      (215)           (478)           (36)
                                                    -------         -------       --------
NET LOSS                                            $(7,879)        $(4,110)      $(10,702)
                                                    =======         =======       ========
BASIC NET LOSS PER SHARE                            $ (5.74)        $ (2.97)      $  (1.70)
                                                    =======         =======       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            1,373           1,386          6,311
                                                    =======         =======       ========


 The accompanying notes are an integral part of these consolidated statements.

                      CLARUS CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                (IN THOUSANDS)


                                                                        COMMON STOCK        ADDITIONAL
                                                                 ------------------------    PAID-IN     ACCUMULATED
                                                                   SHARES         AMOUNT     CAPITAL       DEFICIT     WARRANTS
                                                                 ----------     ---------   ----------   -----------  ----------

BALANCE, DECEMBER 31, 1995                                          2,181           $0        $ 321        $(15,946)      $612

 Issuance costs, redeemable convertible preferred stock,
  Series E                                                              0            0            0             (34)         0

 Issuance of stock options                                              0            0          148               0          0
 Exercise of stock options                                              4            0            3               0          0
 Net loss                                                               0            0            0          (7,879)         0
                                                                 ----------     ---------   ----------   -----------  ----------
BALANCE, DECEMBER 31, 1996                                          2,185            0          472         (23,859)       612

 Issuance costs, redeemable convertible preferred stock,
  Series F                                                              0            0            0             (50)         0

 Issuance of warrants                                                   0            0            0               0         40
 Unamortized debt discount                                              0            0          (22)              0          0
 Issuance of stock options                                              0            0          328               0          0
 Amortization of deferred compensation                                  0            0            0               0          0
 Retirement of treasury stock                                        (735)           0         (300)              0          0
 Exercise of stock options                                             17            0           11               0          0
 Net loss                                                               0            0            0          (4,110)         0
                                                                 ----------     ---------   ----------   -----------  ----------
BALANCE, DECEMBER 31, 1997                                          1,467            0          489         (28,019)       652


                                                                 TREASURY STOCK                                         TOTAL
                                                              --------------------    NOTE FROM       DEFERRED       STOCKHOLDERS'
                                                                SHARES     AMOUNT     STOCKHOLDER    COMPENSATION   EQUITY (DEFICIT)
                                                              ---------  ---------   -------------   ------------   ----------------

BALANCE, DECEMBER 31, 1995                                       (810)     $(302)          $(612)         $   0          $(15,927)

 Issuance costs, redeemable convertible preferred stock,
  Series E                                                          0          0               0             0                (34)

 Issuance of stock options                                          0          0               0           (148)                0
 Exercise of stock options                                          0          0               0              0                 3
 Net loss                                                           0          0               0              0            (7,879)
                                                              ---------  ---------     -----------     ----------      -------------
BALANCE, DECEMBER 31, 1996                                       (810)      (302)           (612)          (148)          (23,837)

 Issuance costs, redeemable convertible preferred stock,
  Series F                                                          0          0               0              0               (50)
 Issuance of warrants                                               0          0               0              0                40
 Unamortized debt discount                                          0          0               0              0               (22)
 Issuance of stock options                                          0          0               0           (328)                0
 Amortization of deferred compensation                              0          0               0             58                58
 Retirement of treasury stock                                     735        300               0              0                 0
 Exercise of stock options                                          0          0               0              0                11
 Net loss                                                           0          0               0              0            (4,110)
                                                              ---------  ---------     -----------     ----------      -------------
BALANCE, DECEMBER 31, 1997                                        (75)        (2)           (612)          (418)          (27,910)



                                                                                            ADDITIONAL
                                                                        COMMON STOCK         PAID-IN     ACCUMULATED
                                                                 ------------------------
                                                                   SHARES         AMOUNT     CAPITAL       DEFICIT     WARRANTS
                                                                 ----------     ---------   ----------   -----------  ----------
 Issuance of common stock in initial public offering              2,500            $0         $21,962     $      0     $     0

 Issuance of stock in acquisition of ELEKOM Corporation           1,391             0           7,615            0           0
 Issuance of warrant and shares in acquisition of minority
  interest in Services Subsidiary                                   225             0           1,800            0       1,400
 Conversion of preferred stock                                    4,788             1          25,262            0           0
 Conversion of note payable for exercise of warrant                 300             0           1,012            0           0

 Exercise of warrants                                               132             0           2,012            0      (2,012)
 Issuance of stock options                                            0             0           1,062            0           0
 Amortization of deferred compensation                                0             0               0            0           0
 Exercise of stock options                                          200             0             179            0           0
 Net loss                                                             0             0               0      (10,702)          0
                                                              ---------     ---------       ---------    ---------   ---------
BALANCE, December 31, 1998                                       11,003            $1         $61,393     $(38,721)    $    40
                                                              =========     =========       =========    =========   =========

                                                                                                                         TOTAL
                                                                 TREASURY STOCK       NOTE FROM       DEFERRED       STOCKHOLDERS'
                                                             --------------------
                                                               SHARES     AMOUNT     STOCKHOLDER    COMPENSATION   EQUITY (DEFICIT)
                                                             ---------  ---------   -------------   ------------   -----------------
 Issuance of common stock in initial public offering               0       $ 0         $  0           $     0           $ 21,962

 Issuance of stock in acquisition of ELEKOM Corporation            0         0            0                 0              7,615
 Issuance of warrant and shares in acquisition of minority
  interest in Services Subsidiary                                  0         0            0                 0              3,200
 Conversion of preferred stock                                     0         0            0                 0             25,263
 Conversion of note payable for exercise of warrant                0         0            0                 0              1,012

 Exercise of warrants                                              0         0          612                 0                612
 Issuance of stock options                                         0         0            0            (1,062)                 0
 Amortization of deferred compensation                             0         0            0               880                880
 Exercise of stock options                                         0         0            0                 0                179
 Net loss                                                          0         0            0                 0            (10,702)
                                                           ---------  --------    ---------         ---------          ---------
BALANCE, December 31, 1998                                       (75)      $(2)        $  0           $  (600)          $ 22,111
                                                           =========  ========    =========         =========          =========

 The accompanying notes are an integral part of these consolidated statements.

                      CLARUS CORPORATION AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, AND 1998

                                (IN THOUSANDS)


                                                                      1996          1997           1998
                                                                  ------------  -------------  -------------
OPERATING ACTIVITIES:
 Net loss                                                             $(7,879)      $ (4,110)      $(10,702)
                                                                  ------------  -------------  -------------
 Adjustments to reconcile net loss to net cash used in
  operating activities:
     Depreciation                                                         640            840          1,271
     Amortization of intangible assets                                    485            566            883
     Minority interest                                                    216            478             36
     Amortization of debt discount                                          0             18             77
     Purchased research and development                                     0              0         10,500
     Non-cash compensation                                                  0             58            880
     Loss on sale of property and equipment                                 0             46              0
     Changes in operating assets and liabilities:
       Accounts receivable, net                                          (352)        (2,062)        (5,089)
       Prepaid and other current assets                                   (31)          (402)           (66)
       Deposits and other long-term assets                                (22)            23           (205)
       Accounts payable and accrued liabilities                             3          2,370          1,228
       Deferred revenue                                                 4,180          2,178           (617)
       Other long-term liabilities                                        (53)           (14)            26
                                                                  ------------  -------------  -------------
         Total adjustments                                              5,066          4,099          8,924
                                                                  ------------  -------------  -------------
         Net cash used in operating activities                         (2,813)           (11)        (1,778)
                                                                  ------------  -------------  -------------
INVESTING ACTIVITIES:
 Purchase of ELEKOM Corporation, net of cash acquired                       0              0         (8,450)
 Purchases of property and equipment                                     (958)        (1,193)        (2,418)
 Purchase of minority interest in consolidated subsidiary
                                                                            0              0           (392)
 Proceeds from sale of property and equipment                               0             10              0
 Purchases of intangible software rights                               (2,000)           (50)          (178)
                                                                  ------------  -------------  -------------
         Net cash used in investing activities                         (2,958)        (1,233)       (11,438)
                                                                  ------------  -------------  -------------
FINANCING ACTIVITIES:
 Proceeds from issuance of redeemable convertible preferred
  stock                                                                 5,966          5,987            150

 Proceeds from issuance of common stock in initial public
  offering                                                                  0              0         21,962

 Proceeds from the exercise of options                                      3             11            179

                                                                      1996          1997           1998
                                                                  ------------  -------------  ------------
 Proceeds from notes payable and short-term borrowings
                                                                        2,472         42,633          1,645
 Repayments of notes payable and short-term borrowings
                                                                         (490)       (43,201)        (3,505)
 Proceeds from preferred stock bridge financing                             0          2,000              0
 Repayment of preferred stock bridge financing                         (2,000)        (2,000)             0
 Proceeds from exercise of warrants                                         0              0            612
 Payments to holder of minority interest                                    0              0           (241)
 Repayment of note receivable from holder of minority interest
                                                                            0             38              0
 Dividends paid to holder of minority interest                           (234)          (290)             0
                                                                  ------------  -------------  -------------
         Net cash provided by financing activities                      5,717          5,178         20,802
                                                                  ------------  -------------  -------------
CHANGE IN CASH AND CASH EQUIVALENTS                                       (54)         3,934          7,586

CASH AND CASH EQUIVALENTS, beginning of year                            3,333          3,279          7,213
                                                                  ------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of year                                $ 3,279       $  7,213       $ 14,799
                                                                  ============  =============  =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest                                               $   153       $    330       $    161
                                                                  ============  =============  =============

NON-CASH TRANSACTIONS:
 Issuance of stock in the acquisition of ELEKOM
  Corporation (Note 1)                                                $     0       $      0       $  7,615
                                                                  ============  =============  =============

 Issuance of 225,000 shares of common stock, warrants to
  purchase 300,000 shares of common stock, and note payable for purchase of the minority interest in consolidated subsidiary
  (Note 3)                                                            $     0       $      0       $  4,300
                                                                  ============  =============  =============

 Conversion of preferred stock                                        $     0       $      0       $ 25,262
                                                                  ============  =============  =============

 Conversion of note payable for exercise of warrant                   $     0       $      0       $  1,100
                                                                  ============  =============  =============

 The accompanying notes are an integral part of these consolidated statements.

                      CLARUS CORPORATION AND SUBSIDIARIES


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1997, AND 1998


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ORGANIZATION

   Clarus Corporation (formerly SQL Financials International, Inc.) (the "Company") develops, markets, supports, and provides installation and implementation services for its Web-based commerce application and its client/server financial software and service applications. The Company markets its products under the trade name Clarus primarily in the United States and Canada. The Company operates in a single segment as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," and does not have significant operations in foreign locations.

   COMPLETION OF INITIAL PUBLIC OFFERING

   On May 26, 1998, the Company completed an initial public offering (the "Offering") of 2.5 million shares at $10 per share, resulting in net proceeds of approximately $22.0 million.

   On February 19, 1998, the Company's Board of Directors approved a three-for-two stock split on the Company's common stock to be affected in the form of a stock dividend. All share and per share data in the accompanying consolidated financial statements have been adjusted to reflect the split.

   ACQUISITION OF ELEKOM CORPORATION

   On November 6, 1998, the Company completed its acquisition of ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares, valued at $5.52 per share, of the Company's common stock. ELEKOM was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of the Company, and the separate existence of ELEKOM ceased. The Company, as additional purchase price, recorded (i) payments of $500,000 made to fund the operations of ELEKOM from October 1, 1998, through the closing date and (ii) expenses of approximately $1.0 million to complete the merger. The Company allocated $10.5 million of the purchase price to purchased in-process research and development. The remainder of the excess of the purchase price over the tangible assets acquired of approximately $6.9 million was assigned to trade names, workforce, and goodwill and is being amortized over a period ranging from three months to ten years.

   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

        MINORITY INTEREST

        Minority interest represented the 20% ownership interest in the Company's majority-owned subsidiary Clarus Professional Services, L.L.C. (the "Services Subsidiary") (Note 3).

        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        RECLASSIFICATION

        Certain prior year amounts have been reclassified to conform with the current year presentation.

        FAIR VALUE OF FINANCIAL INSTRUMENTS

        The book values of cash and cash equivalents, trade accounts receivable, trade accounts payable, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. Under this method, the Company's fair value of financial instruments was not materially different from the stated value at December 31, 1997 and 1998.

        CREDIT AND CONCENTRATIONS OF PRODUCT RISK

        The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. The credit risk is mitigated by the large number of customers comprising the customer base.

        Substantially all of the Company's product revenues are derived from sales of its financial and human resources applications. Increased market acceptance of the Company's product family is critical to the Company's ability to increase sales and thereby sustain profitability. Any factor adversely affecting sales or pricing levels of these applications will have a material adverse effect on the Company's business, results of operations, and financial condition.

        REVENUE RECOGNITION

        The Company's revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. For the years ended December 31, 1996 and 1997, the Company recognized software license revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." Accordingly, software license revenue was recognized upon shipment of the software following execution of a contract, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. If significant post-delivery obligations exist, the revenue from the sale of the software license, as well as other components of the contract, was recognized using percentage of completion accounting.

        Effective January 1, 1998, the Company adopted SOP No. 97-2, "Software Revenue Recognition," that supersedes SOP No. 91-1, "Software Revenue Recognition." Under SOP No. 97-2, the Company recognizes software license revenue when the following criteria are met: (i) a signed and executed contract is obtained, (ii) shipment of the product has occurred, (iii) the license fee is fixed and determinable, (iv) collectibility is probable, and (v) remaining obligations under the license agreement are insignificant.

        Revenues from services fees are recognized as the services are performed. Maintenance fees relate to customer maintenance and support and are recognized rateably over the term of the software support services agreement, which is typically 12 months.

        Revenues that have been prepaid or invoiced but that do not yet qualify for recognition under the Company's policies are reflected as deferred revenues.

        DEFERRED REVENUES

        Deferred revenues at December 31, 1997 and 1998, were as follows (in thousands):

                                                                                             1997          1998
                                                                                           --------      --------
        Deferred revenues:
          Deferred license fees                                                            $  1,027      $    809
          Deferred services and training fees                                                   127           353
          Deferred maintenance fees                                                           9,043         8,537
                                                                                           --------      --------
               Total deferred revenues                                                       10,197         9,699
         Less current portion                                                                 5,717         7,397
                                                                                           --------      --------
         Non-current deferred revenues                                                     $  4,480      $  2,302
                                                                                           ========      ========

        The Company has introduced in the past, and is expected to introduce in the future, to introduce additional modules and product enhancements. As a result, deferred revenues resulting from contracts executed in a prior period are recognized in the quarter in which delivery of the new product occurs. This practice has and will in the future continue to cause fluctuations in revenues and operating results from period to period.

        PROPERTY AND EQUIPMENT

        Property and equipment consist of furniture, computers, other office equipment, purchased software, and leasehold improvements. These assets are depreciated on a straight-line basis over a two-, five-, or seven-year life. Improvements are amortized over the term of the lease.

        PRODUCT RETURNS AND WARRANTIES

        The Company provides warranties for its products after the software is purchased for the period in which the customer maintains the Company's support of the product. The Company generally supports only current releases and the immediately prior releases of its products. The Company's license agreements generally do not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 1997 and 1998.

        INTANGIBLE ASSETS

        Intangible assets include goodwill, workforce, trade names, and purchased software licensing rights and are being amortized on a straight-line basis over periods ranging from two to 15 years.

        In 1996, the Company entered into a license and private label agreement to purchase a non-exclusive and perpetual license for human resources, payroll, and benefits software. The agreement allows the Company to modify and enhance the software and to license these software products to its customers. The purchase price of $2.0 million is included in intangible assets and is being amortized on a straight-line basis over the estimated useful life of 48 months. Amortization expense related to the agreement for the years ended December 31, 1996, 1997, and 1998, was approximately $417,000, $500,000, and $500,000, respectively. The amortization expense related to the agreement is included in research and development expense in the accompanying consolidated statements of operations.

        The Company has entered into other license agreements which are being amortized over the terms of the agreements.

        CAPITALIZED SOFTWARE DEVELOPMENT COSTS

        Internal research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the internal development costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Therefore, the Company has charged all internal software development costs to expense as incurred for the three years ended December 31, 1998.

        The Company has in the past and may in the future purchase or license software that may be modified and integrated with its products. If at the time of purchase or license, technological feasibility is met, the cost of the software is capitalized and amortized over a period not to exceed its useful life.

        IMPAIRMENT OF LONG-LIVED AND INTANGIBLE ASSETS

        The Company periodically reviews the values assigned to long-lived assets, including property and other assets, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

        ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

        Accounts payable and accrued liabilities include the following as of December 31, 1997 and 1998 (in thousands):

                                                                            1997          1998
                                                                         ----------    ----------
        Accounts payable                                                     $  973        $2,105
        Accrued compensation, benefits, and commissions                       1,636         2,569
        Accrued other                                                         1,989         2,743
                                                                         ----------    ----------
                                                                             $4,598        $7,417
                                                                         ==========    ==========

        NET LOSS PER SHARE


        Net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. Net loss per share does not include the impact of stock options, warrants, or convertible preferred stock as their impact would be antidilutive. Diluted earnings per share is not presented, as the effects of these common stock equivalents were antidilutive.

        STOCK-BASED COMPENSATION PLAN

        The Company accounts for its stock-based compensation plan under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Effective in fiscal year 1996, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

        NEW ACCOUNTING PRONOUNCEMENT

        In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2000. Management does not expect SFAS No. 133 to have a significant impact on the Company's consolidated financial statements.

        COMPREHENSIVE LOSS

        Comprehensive loss for the years ended December 31, 1996, 1997, and 1998, is the same as net loss presented in the accompanying consolidated statements of operations.

2. RELATED-PARTY TRANSACTIONS

   During the three years ended December 31, 1998, the Company engaged in a number of transactions with McCall Consulting Group, Inc. ("McCall Consulting Group") and Technology Ventures, L.L.C. ("Technology Ventures"), entities controlled by Joseph S. McCall, a former director of the Company. In the opinion of management, the rates, terms, and considerations of the transactions with related parties approximate those with non-related entities.

   Expenses relating to services provided by McCall Consulting Group were as follows for the three years ended December 31, 1998 (in thousands):

                                                                          1996          1997          1998
                                                                       ----------    ----------    ----------
        Contract labor expense:
          Research and development                                         $1,250        $1,450         $ 186
        Administrative services                                                22            38             4
        Office rental expense                                                  96            71             0
        Training                                                               37            19             8
        Software and equipment purchases and
          rental expense                                                       24            33            22
                                                                       ----------    ----------    ----------
               Total                                                       $1,429        $1,611         $ 220
                                                                       ==========    ==========    ==========

   Amounts owed related to services provided by McCall Consulting Group were as follows as of December 31, 1997 and 1998 (in thousands):

                                                                                            1997       1998
                                                                                          -------     -------
        Accounts payable and accrued liabilities                                            $  52       $   9
                                                                                          =======     =======

   Expenses relating to services provided by Technology Ventures were as follows for the three years ended December 31, 1998 (in thousands):

                                                                              1996        1997         1998
                                                                            --------    --------     --------
        Recruiting services                                                    $ 339      $   0        $   0
        Administrative services                                                   23         23            2
                                                                            --------    -------      -------
               Total                                                           $ 362      $  23        $   2
                                                                            ========    =======      =======

   In February 1998, the Company entered into an agreement with Mr. McCall whereby he resigned as the Company's chief executive officer and as chairman, chief executive officer, and manager of the Services Subsidiary. Mr. McCall remained an employee of the Company until the completion of the Offering, at which time he became a consultant to the Company for a period of one year pursuant to the terms of an independent contractor agreement. In recognition of past services to the Company, the termination of the voting trust discussed in Note 10, and resignations of certain positions noted above, the Company paid to Mr. McCall a lump sum of $225,000 on June 30, 1998, and also agreed to pay Mr. McCall severance of $75,000 payable over a one-year period. For his consulting services, the Company is paying Mr. McCall the sum of $125,000 over the one-year period from the date of the Offering, with the ability to earn an additional $100,000 in incentive compensation if certain revenue targets are met by the Company. The Company paid $107,000 to Mr. McCall under this consulting agreement during the year ended December 31, 1998.

3. SERVICES SUBSIDIARY

   On March 9, 1995, the Company issued 450,000 shares of common stock to acquire certain intellectual property rights and tangible assets valued at $300,000 from Technology Ventures, a related party controlled by Mr. McCall. Subsequent to the acquisition, the Company and Technology Ventures formed a subsidiary, the Services Subsidiary, which was 80%-owned by the Company. The Company contributed the acquired intellectual property rights and tangible assets to the Services Subsidiary. Technology Ventures acquired the remaining 20% interest in the Services Subsidiary in exchange for a $75,000 note bearing interest at 7.74%, payable annually, with the principal due in a lump-sum payment in March 2000. As of December 31, 1997, the note was reflected as a reduction of minority interest in consolidated subsidiary.
   The Services Subsidiary provided implementation services for the Company's software applications.

   On February 5, 1998, the Company purchased Technology Ventures' 20% ownership in the Services Subsidiary for a purchase price of approximately $4.5 million. In exchange for the 20% interest in the Services Subsidiary, the Company (i) issued 225,000 shares of common stock to Technology Ventures,
   (ii) granted Technology Ventures a warrant to purchase an additional 300,000 shares of common stock at a purchase price of $3.67 per share, and (iii) agreed to pay Technology Ventures a monthly sum equal to 20% of the net profits of the Services Subsidiary until the earlier of the completion of the Offering or a sale of the Company. In addition, the Company agreed to pay Technology Ventures the sum of $1.1 million upon exercise of the warrant, but not later than February 5, 2000, pursuant to a non-negotiable, non-interest-bearing subordinated promissory note. The Company imputed interest on the note payable based on its original terms and recognized interest during the period the note was outstanding. In November 1998, the warrant was exercised and the note payable was surrendered as payment for the warrant exercise price. The remaining unamortized discount of $89,000 on the note payable was reclassified to additional paid in capital.

   All of the material terms of the purchase and sale were agreed to by Technology Ventures and the Company in January 1998. The purchase and sale were accounted for in the first quarter of 1998 based on the value of the common stock issued in such transaction at $8 per share. In February 1998, the Services Subsidiary also paid to Technology Ventures approximately $33,000 as consideration for the termination of a management services agreement, entered into between the parties in March 1995, and Technology Ventures paid in full, to the Services Subsidiary, the remaining principal balance and all accrued interest due under its $75,000 promissory note.

   The purchase price was determined by including the following: (i) 225,000 shares of common stock at $8 per share, or $1.8 million, (ii) a note payable of $1.1 million discounted for interest at 9% for two years, resulting in a net note payable of $934,000, (ii) cash paid of $62,000, (iv) 20% of net profits, totaling $330,000, for the period February 5, 1998, through the Offering, and (v) a warrant valued at $1.4 million determined using the Black-Scholes model and using expected volatility of 65%, an expected term of two years, and a risk-free rate of 5.5% to determine a value per share of

   $4.67, or a total value of $1.4 million. The Company has accounted for the transaction using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition. Goodwill resulting from the transaction is being amortized over 15 years.

   The Services Subsidiary had income of approximately $1.1 million, $2.4 million, and $179,000 for the years ended December 31, 1996 and 1997, and for the period from January 1, 1998, to February 5, 1998, respectively. The Services Subsidiary distributed dividends of approximately $1.2 million, $1.4 million, and $486,000 during the years ended December 31, 1996 and 1997, and during the period from January 1, 1998, to February 5, 1998, respectively, to the Company and the related-party minority interest holder.

4. PRO FORMA EFFECTS OF THE ELEKOM ACQUISITION

   Unaudited pro forma operating results for the years ended December 31, 1997 and 1998, assuming that the acquisition of ELEKOM had occurred at the beginning of each year, are as follows (in thousands, except per share amounts):

                                                              1997       1998
                                                            --------  ---------
        Revenues                                            $ 26,005  $  42,079
        Pro forma net loss                                   (21,258)   (15,032)
        Pro forma net loss per share                           (7.66)     (2.01)


5. INCOME TAXES

   The Company files a consolidated tax return with its majority-owned subsidiaries. The components of the income tax provision (benefit) for the three years ended December 31, 1998, are as follows (in thousands):

                                                   1996       1997        1998
                                                 --------    -------    -------
        Current:
          Federal                                $      0    $     0    $    98
          State                                         0          0         12
                                                 --------    -------    -------
                                                        0          0        110
                                                 --------    -------    -------
        Deferred:
          Federal                                  (2,494)    (1,287)       (98)
          State                                      (468)      (241)       (12)
                                                 --------    -------    -------
                                                   (2,962)    (1,528)      (110)
        Change in valuation allowance               2,962      1,528        110
                                                 --------    -------    -------
               Total                             $      0    $     0    $     0
                                                 ========    =======    =======

   The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the three years ended December 31, 1998:

                                                                          1996         1997            1998
                                                                       ---------     ---------       --------
        Tax benefit at statutory rate                                      (34.0)%       (34.0)%        (34.0)%
        Effect of:
         State income tax, net                                              (4.0)         (4.0)          (4.0)
         Other                                                               0.4           1.1            1.7
         Non-deductible acquired research and development                    0.0           0.0           37.3
         Change in valuation allowance                                      37.6          36.9           (1.0)
                                                                       ---------     ---------       --------
        Provision (benefit) for income taxes                                 0.0%          0.0%           0.0%
                                                                       =========     =========       ========

   Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997 and 1998, are as follows (in thousands):

                                                                                       1997            1998
                                                                                     ---------       --------
        Deferred tax assets:
         Net operating loss carryforwards                                            $  10,047       $ 10,000
         Allowance for doubtful accounts                                                   128            153
         Depreciation and amortization                                                     326            211
         Accrued liabilities                                                               110            141
         Other                                                                               3              0
                                                                                     ---------       --------
                                                                                        10,614         10,505
                                                                                     ---------       --------
        Deferred tax liabilities:
         Services Subsidiary                                                             (181)           (182)
         Amortization of purchased software                                                (5)             (5)
                                                                                    ---------        --------
                                                                                         (186)           (187)
                                                                                    ---------        --------
        Net deferred tax assets before valuation allowance
                                                                                       10,428          10,318
        Valuation allowance                                                           (10,428)        (10,318)
                                                                                    ---------        --------
        Net deferred tax assets                                                      $      0        $      0
                                                                                    =========        ========

   During 1998, the Company used $110,000 of the net operating loss carryforwards to cover current income taxes payable. The Company reversed the valuation allowance on the net operating loss carryforwards that were used and set up a valuation allowance for the deferred tax assets created during the current year. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Accordingly, since it currently is more likely than not that the net deferred tax assets resulting from the remaining net operating loss carryforwards ("NOL's") and other deferred tax items will not be realized, a valuation allowance has been provided in the accompanying consolidated financial statements as of December 31, 1997 and 1998. The Company established the valuation allowance for the entire amount of the deferred tax assets attributable to the NOL carryforwards as well as for the net deferred tax assets created as a result of temporary differences between book and tax. The Company will recognize such income tax benefits when realized. The NOL's at December 31, 1998, were approximately $26.3 million and will expire at various dates through 2012.

   The Company's ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as the Company is deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

6. DEBT

   The Company's short- and long-term debt consists of the following as of December 31, 1997 and 1998 (in thousands):

                                                                                     1997         1998
                                                                                  ---------    ---------
     Equipment notes payable to a leasing company, payable in monthly installments of $27, with principal installments of $169 due March
     2000 and August 2000, secured by certain company assets, bearing
     interest at a weighted average rate of 22.1%                                    $  655        $ 465

     Line-of-credit agreement with a bank, payable on September 30, 1999, bearing interest at prime plus 0.5%, secured by the assets of Clarus
     CSA, Inc.                                                                            0          150

     Note payable to a financing company, payable in monthly installments of approximately $2 through November 2000, secured by certain company
     assets, bearing interest at 8%                                                      51           33

     Capital lease obligations                                                            0          123

     Note payable for purchased software licensing rights, payable in installments over a two-year period through March 1998 at the rate at which the Company licenses human resources, payroll, and benefits
     software to its customers                                                        1,632            0
                                                                                  ---------    ---------
                                                                                      2,338          771

     Less current portion of long-term debt                                           1,841          526
                                                                                  ---------    ---------
                                                                                     $  497        $ 245
                                                                                  =========    =========

   The Company has a line-of-credit agreement with a bank bearing interest at prime. The line-of-credit agreement provides for maximum borrowings not to exceed the lesser of $3.0 million, or 80% of eligible accounts receivable. Additionally, the Company has an equipment line agreement with a bank bearing interest at prime plus 0.5%. The equipment line agreement provides for borrowings not to exceed $1.0 million. Borrowings under these agreements are collateralized by substantially all the Company's assets. The Company had no amounts outstanding under the line of credit or equipment line at December 31, 1998. These lines of credit expire on April 29, 1999.

   Under the provisions of the line-of-credit and the equipment line agreements, the Company must comply with certain restrictive covenants. These covenants, among other things, require the Company to maintain specified levels of profitability each quarter.

   During 1997, the Company entered into debt and lease agreements with a leasing company. The debt and lease agreements provide total borrowing capability of up to $1.0 million for equipment purchases. As of December 31, 1998, the Company had approximately $463,000 outstanding under these agreements.

   The aggregate maturities of long-term debt at December 31, 1998, are as follows (in thousands):

               December 31:
                  1999                              $526
                  2000                               245
                                                   -----
                                                    $771
                                                   =====

7. ROYALTY AGREEMENTS

   The Company is a party to royalty and other equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $355,000, $1.1 million, and $1.8 million in royalty fees for the years ended December 31, 1996, 1997, and 1998, respectively, pursuant to these agreements. The royalties fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations.

   During 1992, the Company entered into a royalty agreement with a former stockholder. This agreement grants a 3.75% royalty on certain revenues of the Company, less certain discounts or commissions, collected from any transfer, sale, or licensing of specific modules of the software. The Company incurred royalties of $177,000, $295,000, and $91,000 for the years ended December 31, 1996, 1997, and 1998, respectively, pursuant to this royalty agreement. The royalties fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations.

8. EMPLOYEE BENEFIT PLANS

   The Company sponsors the SQL Financials International, Inc., 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company did not make matching or discretionary profit-sharing contributions to the Plan during the three years ended December 31, 1998.

9. STOCK OPTION PLAN

   The Company has a stock option plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to approximately 1.6 million qualified and non-qualified incentive stock options (the "1992 Plan"). The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. The non-qualified options are to be granted at an exercise price of not less than 85% of the fair market value at the date of grant. The stock option committee determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The stock option committee also determines the period over which the options vest. Options are generally exercisable for seven years from the grant date and generally vest over a period of four years at a rate of 20% for years one and two and 30% for years three and four.

   The stock option plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 1998, no such awards have been granted under the plan.

   The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in the first quarter of 1998. Under the 1998 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries. The 1998 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The Company has authorized and reserved for issuance an aggregate of 1.0 million shares of common stock for issuance under the 1998 Plan. The aggregate number of shares of common stock that may be granted through awards under the 1998 Plan to any employee in any calendar year may not exceed 200,000 shares. The 1998 Plan will continue in effect until February 2008 unless sooner terminated.

   Total options available for grant under the 1992 Plan and the 1998 Plan as of December 31, 1998 were 310,125.

   The Company applies the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its Plan. Accordingly, the Company recognizes deferred compensation when the exercise price of the options granted is less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. The deferred compensation is presented as a component of equity in the accompanying consolidated balance sheets and is amortized over the periods expected to be benefited, generally the vesting period of the options.

   During 1996, 1997, and 1998, the Company granted options with exercise prices below the fair market value at the date of grant. Accordingly, the Company recorded deferred compensation of approximately $148,000, $328,000, and $1.1 million for options granted during the years ended December 31, 1996, 1997, and 1998, respectively. The Company amortizes deferred compensation over four years, the vesting period of the options. The Company recognized no compensation expense for the year ended December 31, 1996, and recognized $58,000 and $880,000 of non-cash compensation expense related to option grants for the years ended December 31, 1997 and 1998, respectively. The compensation expense for 1998 includes the effect of the Company's acceleration of vesting on certain options that were issued in the first quarter of 1998. The Company accelerated vesting on options to purchase 283,597 shares of common stock at an exercise price ranging from $3.67 to $8 per share. As a result of the acceleration of vesting, the Company recorded a non-cash, non-recurring charge of approximately $705,000 representing the unamortized deferred compensation previously recorded.

   A summary of changes in outstanding options during the three years ended December 31, 1998, is as follows:

                                                                                             WEIGHTED
                                                                                             AVERAGE
                                                                                             EXERCISE
                                                         SHARES               PRICE            PRICE
                                                      ------------        ------------     ------------
   December 31, 1995                                       294,540        $       0.67        $0.67
    Granted                                                559,830        $ 0.67-$1.00         0.87
    Canceled                                               (63,579)       $       0.67         0.67
    Exercised                                               (4,350)       $       0.67         0.67
                                                      ------------
   December 31, 1996                                       786,441        $ 0.67-$1.00         0.81
    Granted                                                802,845        $ 1.00-$3.67         2.96
    Canceled                                              (203,730)       $ 0.67-$3.67         0.95
    Exercised                                              (16,814)       $ 0.67-$1.00         0.68
                                                      ------------
   December 31, 1997                                     1,368,742        $ 0.67-$3.67         2.05
    Granted                                              1,071,322        $3.67-$10.00         7.29
    Canceled                                              (143,413)       $0.67-$10.00         3.12
    Exercised                                             (199,546)       $ 0.67-$3.67         0.90
                                                      ------------
   December 31, 1998                                     2,097,105
                                                      ------------
   Vested and exercisable at December 31, 1998
                                                           564,790
                                                      ============

   STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123

   For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             1996               1997              1998
                                                      ------------        ------------     ------------
   Dividend yield                                      0%                 0%                0%
   Expected volatility                                70                  65               65
   Risk-free interest rate at the date of grant
                                                      5.27%-6.69%         5.78%-6.82%      4.10%-5.68%
   Expected life                                      Five years          Four years       FOUR YEARS

   Using these assumptions, the fair values of the stock options granted during the years ended December 31, 1996, 1997, and 1998, are approximately $355,000, $699,000, and $2.2 million, respectively, which would be amortized over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for the three years ended December 31, 1998, would have been as follows (in thousands, except per share amounts):

                                                                      1996             1997          1998
                                                                  -------------   ------------  ------------
         Net loss:
          As reported                                                   $(7,879)       $(4,110)     $(10,702)
          Pro forma in accordance with SFAS No. 123
                                                                         (7,911)        (4,269)      (11,009)

         Basic and diluted net loss per share:
          As reported                                                   $ (5.74)       $ (2.97)     $  (1.70)
          Pro forma in accordance with SFAS No. 123
                                                                          (5.76)         (3.08)        (1.74)

    Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

    The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant for the number of options outstanding as of December 31, 1998:

                                                                                                WEIGHTED
                                                                                                 AVERAGE
                                                                   EXERCISE       WEIGHTED       REMAINING
                                                      NUMBER         PRICE        AVERAGE      CONTRACTUAL
                      YEAR OF GRANT                 OF SHARES        RANGE         PRICE       LIFE (YEARS)
    -------------------------------------------   -------------   ------------  ------------  --------------
    Prior to 1997                                       416,824   $ 0.67-$1.00      $0.89            6.52
    1997                                                633,945   $ 1.00-$3.67       3.15            6.75
    1998                                              1,046,336   $3.67-$10.00       7.32            6.44
                                                  -------------
         Total                                        2,097,105
                                                  =============

    The weighted average grant date fair value of options granted during the years ended December 31, 1997 and 1998, was $3.04 and $7.33, respectively.

10. STOCKHOLDERS' EQUITY

    STOCKHOLDERS' AGREEMENT

    All owners prior to the initial public offering of the Company's common stock were parties to the Company's stockholders' agreement. The stockholders' agreement terminated upon the Offering, with the exception of the registration rights of the shares covered by the agreement.

    All the holders of common stock were party to a stockholders' voting agreement dated September 1, 1995, whereby Mr. McCall was named voting trustee and voted all common shares. As of December 31, 1997, Mr. McCall controlled the right to vote 22.6% of the Company's outstanding voting stock, after dilution from the preferred stockholders. Upon the resignation of Mr. McCall in February 1998, this voting trust expired.

    PREFERRED STOCK

    The Company is authorized to issue 5.0 million shares of preferred stock. In connection with the Offering, the preferred stock outstanding on the date of the Offering was converted to approximately 4.8 million shares of common stock.

    Prior to the Offering, preferred stockholders were entitled to participate in any dividends paid to common stockholders and had the voting rights and powers of the common stockholders, as defined. Preferred stockholders received preferential distributions in the event of liquidation of the Company for $4 per share of Series A, $6.65 per share of Series B, $7 per share of Series C, $8.55 per share of Series D, $8.60 per share of Series E, and $9.60 per share of Series F, plus any unpaid declared dividends.

    Each share of preferred stock was convertible at the option of the holder at any time into the number of common shares which resulted from the effective conversion rate, as defined. Prior to the Offering, the Company's certificate of incorporation provided that the preferred stock would automatically convert at defined conversion rates if the Company consummated an initial public offering with a price per share and gross proceeds in excess of defined thresholds. In 1998, the Company obtained waivers from the preferred stockholders eliminating the requirement that the initial public offering price and the gross proceeds from an initial public offering be at a defined threshold in order for the conversion of the preferred stock to be effected immediately upon an initial public offering.

    SERIES A

    On November 24, 1992, pursuant to a stock purchase agreement, the Company sold 250,000 shares of Series A to Greylock Limited Partnership ("Greylock") for an aggregate sum of $1.0 million. Stock issuance costs of $62,000 were incurred in connection with the sale of the preferred shares. Additionally, on June 30, 1993, pursuant to a stock purchase agreement, the Company sold 12,500 shares of Series A for an aggregate sum of $50,000.

    SERIES B

    On September 21, 1993, pursuant to a stock purchase agreement, the Company sold a total of 454,888 shares of Series B at a price of $6.65 per share to Greylock and additional third-party investors. The aggregate proceeds from the sale of this stock totaled approximately $3.0 million. Stock issuance costs of $30,000 were incurred in connection with the sale of the preferred shares.

    SERIES C

    On April 1, 1994, pursuant to a stock purchase agreement, the Company sold a total of 428,572 shares of Series C at a price of $7 per share to certain existing stockholders and additional third-party investors, resulting in aggregate proceeds of $3.0 million. Stock issuance costs of $16,000 were incurred.

    On August 1, 1994, the Company sold 87,500 shares of Series C preferred stock to Technology Ventures for a purchase price of $7 per share, the same price per share as sold to the Series C investors in April 1994. Technology Ventures paid the purchase price through the delivery of a secured promissory note. The note was guaranteed by Mr. McCall and was secured by the assets of an entity controlled by Mr. McCall. As of December 31, 1997, the note was reflected as a reduction of stockholders' equity in the accompanying consolidated balance sheets. The Company was almost entirely dependent at the time on the implementation services of McCall Consulting Group, a wholly owned subsidiary of Technology Ventures, which was performing substantially all of the implementation services for the Company's software. In July 1995, at the request of and as a financial accommodation to Technology Ventures, the Company converted the 87,500 shares of Series C preferred stock into a warrant to purchase such shares on the same terms and conditions as set forth in the promissory note. Based on its dependency on McCall Consulting Group, the Company believed it was in its best interest to maintain Technology Ventures' long-term interest in the success of the Company through a continuing equity interest. The note was amended effective July 31, 1995, so that the principal amount is due and payable only upon the exercise of the warrant. The warrant was reflected in the statement of stockholders' deficit, with the corresponding note as a reduction of stockholders' deficit in 1997. The warrant was exercised in 1998, and the related note receivable was eliminated as the payment of the exercise price.

    SERIES D

    On January 24, 1995, the Company received an advance on a pending equity financing arrangement. The Company issued promissory notes to certain existing preferred stockholders totaling $750,000 at an interest rate of 6%. In addition, the Company issued warrants to the above parties to purchase 17,544 shares of Series D at a price of $8.55 per share. These warrants were exercised in February 1998.

    On February 21, 1995, the Company issued 701,755 shares of Series D for $8.55 per share to certain existing preferred stockholders and additional third-party investors. Of the proceeds, $750,000 was used to repay the advance on the financing discussed above. Gross proceeds before stock issuance costs were $6.0 million. Stock issuance costs of $73,000 were incurred.

    On January 5, 1996, the Company entered into an agreement with its bank to extend its old working capital line of credit. As part of the agreement, the Company granted the bank a warrant to purchase 8,201 shares of Series D convertible preferred stock at $8.55 per share. The warrant expired on January 4, 1999.

    SERIES E

    On February 15, 1996, the Company issued 697,675 shares of Series E for $8.60 per share to certain existing preferred stockholders and additional third-party investors. Of the proceeds, $2.0 million was used to repay an advance on the financing received in 1995. Proceeds from the sale of this stock, before stock issuance costs, were $6.0 million. Stock issuance costs of $34,000 were incurred.

    On March 28, 1997, the Company entered into an agreement with its bank to amend its working capital line of credit. As part of the agreement, the Company granted the bank a warrant to purchase 8,721 shares of Series E convertible preferred stock at $8.60 per share. The warrant expires on March 28, 2000.

    SERIES F

    On June 5, 1997, and August 5, 1997, the Company received advances on a pending equity financing arrangement. The Company issued convertible promissory notes to certain existing preferred stockholders totaling approximately $2.0 million and bearing interest at a rate of 8.5%. The notes were convertible upon the consummation of a private equity offering providing gross proceeds in excess of defined thresholds. In connection with the issuance of the notes, the Company issued warrants to the above parties to purchase 46,821 shares of Series F at a price of $9.60 per share. The value of the warrants of $40,000 was recorded as a debt discount and to be amortized over the period in which the convertible notes were outstanding. For the year ended December 31, 1997, the Company amortized $18,000 of the discount to interest expense. The debt was converted to preferred stock in 1997, and the remaining unamortized debt discount was reclassified to additional paid-in capital.

    On September 27, 1997, the Company issued 416,668 shares of Series F to third-party investors for $9.60 per share. Upon issuance of Series F to the third-party investors, the aforementioned convertible notes and accrued interest were converted to 212,141 shares of Series F at $9.60 per share. Gross proceeds before stock issuance costs were approximately $6.0 million. Stock issuance costs of $50,000 were incurred.

11. COMMITMENTS AND CONTINGENCIES

    LEASES

    The Company rents certain office space, telephone, and computer equipment under non-cancelable operating leases. Rents charged to expense were approximately $749,000, $772,000, and $918,000 for the years ended December 31, 1996, 1997, and 1998, respectively. Aggregate future minimum lease payments under non-cancelable operating leases as of December 31, 1998, are as follows (in thousands):

               December 31:
                1999                                   $1,401
                2000                                    1,241
                2001                                    1,016
                2002                                      965
               Thereafter                               2,968
                                                       ------
                                                       $7,591
                                                       ======

    In addition, the Company rents certain equipment under agreements treated for financial reporting purposes as capital leases. The Company's property under capital leases, which is included in property and equipment on the consolidated balance sheets at December 31, 1998, was $121,000, which is net of accumulated depreciation of $11,000.

    Future minimum lease payments under capital leases are as follows (in thousands):

        December 31:
           1999                                                  $119
           2000                                                     8
                                                                 ----
                 Total minimum lease payments                     127
          Less amount representing interest                        (4)
                                                                 ----
          Present value of minimum lease payments                 123
           Current portion                                        119
                                                                 ----
                                                                 $  4
                                                                 ----

    LETTERS OF CREDIT

    At December 31, 1997, standby letters of credit of approximately $290,000 and $210,000 had been issued in accordance with provisions under certain of the Company's lease and financing agreements. The letters of credit of $290,000 and $210,000 expire in July 1999 and August 1999, respectively. The requirement for the letter of credit of $290,000 was terminated in January 1999.

    PRODUCT LIABILITY

    As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in new financial applications after commencement of commercial shipments or, if discovered, that the Company will be able to successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in the Company's products could result in loss of or delay in the market acceptance of the Company's financial applications, and alleviating such errors and failures could require significant expenditure of capital and other resources by the Company. The consequences of such errors and failures could have a material adverse effect on the Company's business, results of operations, and financial condition.

    LITIGATION

    The Company is subject to claims and litigation related to matters arising in the normal course of business, including but not limited to, a lawsuit recently filed against us alleging patent infringement. Based on a current assessment of such claims and litigation, management believes that as of December 31, 1998, there are no unasserted, asserted, or pending material litigation or claims against the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with the Company's 1999 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with the Company's 1999 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the captions "Stock Ownership of Directors and Executive Officers" and Principal Stockholders in the Proxy Statement used in connection with the Company's 1999 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with the Company's 1999 Annual Stockholders Meeting, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS

 (a) Financial Statement Schedule

    (1) Schedule II Valuation and Qualifying Accounts

 (b) Exhibits

     Exhibit
     Number     Exhibit
     ------     -------
       3.1      Amended and Restated Certificate of Incorporation of the
                Registrant (Exhibit 3.1 to Registrant's Registration on Form S-1
                (File No. 333-63535)).
       3.2      Amended and restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 to Registrant's Registration on Form
                S-1 (File No. 333-63535)).
       4.1      See Exhibits 3.1 and 3.2 for provisions of the Amended and
                Restated Certificate of Incorporation and Amended and Restated
                Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
       4.2      Specimen Stock Certificate (Incorporated by reference from
                Exhibit 9.1 to Registrant's Registration on Form S-1 (File No.
                333-46685)).
      10.1      Stock Purchase Agreement dated September 26, 1997 (Series F)
                (Incorporated by reference Exhibit 10.1 to Registrant's
                Registration on Form S-1 (File No. 333-46685)).
      10.2      SQL 1992 Stock Option Plan, effective November 22, 1992)
                (Incorporated by reference from Exhibit 10.2 to Registrant's
                Registration on Form S-1 (File No. 333-46685)).
      10.3      1998 Stock Incentive Plan, effective February 5, 1998 (with form option agreement) (Incorporated by reference from Exhibit 10.3 to Registrant's Registration on Form S-1 (File No. 333-46685)).
      10.4      Software License and Support Agreement between the Registrant and McCall Consulting Group dated February 5, 1998 )
                (Incorporated by reference from Exhibit 10.9 to Registrant's
                Registration on Form S-1 (File No. 333-46685)).
      10.5      Agreement between the Registrant and Joseph S. McCall dated
                February 5, 1998 (Incorporated by reference from Exhibit 10.10 to Registrant's Registration on Form S-1 (File No. 333-46685)).
      10.6      Independent Contractor Agreement between Registrant and McCall
                Consulting Group, Inc. dated February 5, 1998 (Incorporated by reference from Exhibit 10.11 to Registrant's Registration on Form S-1 (File No. 333-46685)).
      10.7      Independent Contractor Agreement between Registrant and Joseph
                S. McCall dated February 5, 1998 (Incorporated by reference from
                Exhibit 10.12 to Registrant's Registration on Form S-1 (File No.
                333-46685)).
      10.8      Letter Agreement regarding Joseph McCall 1998 Compensation Plan dated February 5, 1998 (Incorporated by reference from Exhibit
                10.13 to Registrant's Registration on Form S-1 (File No. 333-
                46685)).
      10.9      Loan and Security Agreement between the Company, SQL Financial
                Services, L.L.C. and Silicon Valley Bank (Incorporated by reference from Exhibit 10.14 to Registrant's Registration on Form S-1 (File No. 333-46685)).

     10.10 Lease Agreement between the Registrant and Technology Park/Atlanta, Inc. dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).
     10.11 Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan Life Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Registrant's Form S-4 Registration Statement (File No. 333-46685)).
     10.12 Acquisition Agreement between the Registrant and Technology Ventures, L.L.C. dated February 5, 1998 (Incorporated by reference from Exhibit 10.17 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.13 Agreement and Plan of Reorganization dated August 31, 1998, by and among Clarus Corporation, Clarus CSA, Inc. and ELEKOM Corporation (Incorporated by reference from Exhibit 2.1 and Appendix A of the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
     10.14 Escrow and Minority Investment Agreement by and between the Registrant and ELEKOM Corporation and US Bank Trust National Association (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
     10.15 Voting Agreement by and among the Registrant and certain shareholders of ELEKOM Corporation (Incorporated by reference from exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
     10.16 Registration Rights Agreement by and between the Registrant and certain Shareholders of ELEKOM Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).
     10.17 Escrow and Indemnity Agreement by and among the Registrant, ELEKOM Corporation and certain Shareholders of ELEKOM Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).
     10.18 Non-Negotiable Subordinated Promissory Note to Technology Ventures, L.L.C. dated February 5, 1998 (Incorporated by reference from Exhibit 10.8 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.19 Warrant for purchase of 200,000 shares issued to Technology Ventures, L.L.C. dated February 5, 1998 (Incorporated by reference from Exhibit 10.19 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.20 OEM Software License Agreement by and between the Registrant and ELEKOM Corporation (Incorporated by reference from Exhibit 10.23 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).
     10.21 Amendment OEM Software License Agreement by and between the Registrant and ELEKOM Corporation (Incorporated by reference from Exhibit 10.24 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).
     10.22 Form of Market Standby and Affiliate Agreement (Incorporated by Reference from Exhibit 4.6 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).
     10.23      Amendment to 1998 Stock Incentive Plan

     21.1       List of Subsidiaries.

     23.1       Consent of Arthur Andersen LLP

     99.1 Report of Independent Public Accountants on Financial Statement Schedule.

REPORTS ON FORM 8-K FILED IN THE FOURTH QUARTER OF 1998.

On November 23, 1998, we filed a current report on Form 8-K to disclose the consummation of our acquisition of ELEKOM Corporation.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CLARUS CORPORATION

Date: March 30, 1999
                                       By: /s/ Stephen P. Jeffery.
                                           -------------------------------------
                                           Stephen P. Jeffery,
                                           Chairman, Chief Executive Officer and
                                           President

               Signature                  Title                                       Date
               ---------                  -----                                       ----
/s/ Stephen P. Jeffery                    Chairman, Chief Executive               March 30, 1999
______________________________________
Stephen P. Jeffery                        Officer, President (principal
                                          executive officer), and Director

                                                                                  March 30, 1999
/s/ William A. Fielder, III               Vice President and Chief
______________________________________
William A. Fielder, III                   Financial Officer (principal
                                          financial and accounting officer)

                                                                                  March 30, 1999
/s/ William S. Kaiser                     Director
______________________________________
William S. Kaiser
                                                                                  March 30, 1999
/s/ Donald L. House                       Director
______________________________________
Donald L. House
                                                                                  March 30, 1999
/s/ Tench Coxe                            Director
______________________________________
Tench Coxe
                                                                                  March 30, 1999
/s/ Said Mohammadioun                     Director
______________________________________
Said Mohammadioun
                                                                                  March 30, 1999
/s/ Mark A. Johnson                       Director
______________________________________
Mark A. Johnson

/s/ Norman N. Behar                       Director                                March 30, 1999
______________________________________
Norman N. Behar

                                 EXHIBIT INDEX


   EXHIBIT NO.                           DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
      3.1 Amended and Restated Certificate of Incorporation of the Registrant (Exhibit 3.1 to Registrant's Registration on Form S-1 (File No. 333-63535)).
      3.2 Amended and restated Bylaws of the Registrant (Incorporated by reference from Exhibit 3.2 to Registrant's Registration on Form S-1 (File No. 333-63535)).
      4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining rights of the holders of Common Stock of the Registrant.
      4.2           Specimen Stock Certificate (Incorporated by reference from
                    Exhibit 9.1 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.1 Stock Purchase Agreement dated September 26, 1997 (Series F) (Incorporated by reference from Exhibit 10.1 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.2 SQL 1992 Stock Option Plan, effective November 22, 1992 (Incorporated by reference from Exhibit 10.2 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.3 1998 Stock Incentive Plan, effective February 5, 1998 (with form option agreement) (Incorporated by reference from
                    Exhibit 10.3 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.4 Software License and Support Agreement between the Registrant and McCall Consulting Group dated February 5, 1998 )(Incorporated by reference from Exhibit 10.9 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.5 Agreement between the Registrant and Joseph S. McCall dated February 5, 1998 (Incorporated by reference from Exhibit
                    10.10 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.6 Independent Contractor Agreement between Registrant and McCall Consulting Group, Inc. dated February 5, 1998 (Incorporated by reference from Exhibit 10.11 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.7 Independent Contractor Agreement between Registrant and Joseph S. McCall dated February 5, 1998 (Incorporated by reference from Exhibit 10.12 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.8 Letter Agreement regarding Joseph McCall 1998 Compensation Plan dated February 5, 1998 (Incorporated by reference from
                    Exhibit 10.13 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.9 Loan and Security Agreement between the Company, SQL Financial Services, L.L.C. and Silicon Valley Bank (Incorporated by reference from Exhibit 10.14 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.10 Lease Agreement between the Registrant and Technology Park/Atlanta, Inc. dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).
     10.11 Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan Life Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit
                    10.18 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).

     10.12 Acquisition Agreement between the Registrant and Technology Ventures, L.L.C. dated February 5, 1998 (Incorporated by reference from Exhibit 10.14 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.13 Agreement and Plan of Reorganization dated August 31, 1998, by and among Clarus Corporation, Clarus CSA, Inc. and ELEKOM Corporation (Incorporated by reference from Exhibit 2.1 and Appendix A of the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
     10.14 Escrow and Minority Investment Agreement by and between the Registrant and ELEKOM Corporation and US Bank Trust National Association (Incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
     10.15 Voting Agreement by and among the Registrant and certain shareholders of ELEKOM Corporation (Incorporated by reference from exhibit 4.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
     10.16 Registration Rights Agreement by and between the Registrant and certain Shareholders of ELEKOM Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).
     10.17 Escrow and Indemnity Agreement by and among the Registrant, ELEKOM Corporation and certain Shareholders of ELEKOM Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30,
                    1998).
     10.18 Non-Negotiable Subordinated Promissory Note to Technology Ventures, L.L.C. dated February 5, 1998 (Incorporated by reference from Exhibit 10.8 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.19 Warrant for purchase of 200,000 shares issued to Technology Ventures, L.L.C. dated February 5, 1998 (Incorporated by reference from Exhibit 10.19 to Registrant's Registration on Form S-1 (File No. 333-46685)).
     10.20 OEM Software License Agreement by and between the Registrant and ELEKOM Corporation (Incorporated by reference from Exhibit 10.23 of the Registrant's Form S-4 Registration Statement (File No. 333-63535).
     10.21 Amendment OEM Software License Agreement by and between the Registrant and ELEKOM Corporation (Incorporated by reference from Exhibit 10.24 of the Registrant's Form S-4 Registration Statement (File No. 333-63535).
     10.22 Form of Market Standby and Affiliate Agreement (Incorporated by Reference from Exhibit 4.6 of the Registrant's Form S-4 Registration Statement (File No. 333-63535)).
     10.23          Amendment to 1998 Stock Incentive Plan
     21.1           List of Subsidiaries.
     23.1           Consent of Arthur Andersen, LLP
     99.1 Report of Independent Public Accountants on Financial Statement Schedule.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with the Company's 1999 Annual Stockholders Meeting, is incorporated herein by reference.