Form 10-Q
period 1999-03-31
CLARUS CORP
filed 1999-05-14
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999
                                       or
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the transition period from _________  to  _________

COMMISSION FILE NUMBER: 0-24277

                               CLARUS CORPORATION
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                    58-1972600
-------------------------------------         ----------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                   Identification Number)

                             3970 Johns Creek Court
                             Suwanee, Georgia 30024
          -----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (770) 291-3900
          -----------------------------------------------------------
              (Registrant's telephone number, including area code)



          -----------------------------------------------------------
                     (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        COMMON STOCK, ($.0001 PAR VALUE)
               10,947,425 SHARES OUTSTANDING AS OF MARCH 31, 1999

INDEX
-----

                               CLARUS CORPORATION


PART I         FINANCIAL INFORMATION
------         ---------------------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) -
                  March 31, 1999 and December 31, 1998;

               Condensed Consolidated Statements of Operations (unaudited) -
                 Three months ended March 31, 1999 and 1998;

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                 Three months ended March 31, 1999 and 1998;

               Notes to Condensed Consolidated Financial Statements
                 (unaudited) - March 31, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk -
                  Not Applicable

PART II        OTHER INFORMATION
-------        -----------------

Item 6.        Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.        FINANCIAL INFORMATION
-------        ---------------------

ITEM 1.        FINANCIAL STATEMENTS


                               CLARUS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                  MARCH 31,      DECEMBER 31,
                                                                    1999             1998
                                                               ---------------- ---------------
                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                    $    10,418     $    14,799
     Trade accounts receivable, less allowance for doubtful
        accounts of $434 and $401 in 1999 and 1998, respectively       10,974           8,998
     Prepaid and other current assets
                                                                          729             553
                                                                  -----------     -----------
Total current assets                                                   22,121          24,350

PROPERTY AND EQUIPMENT - net                                            4,430           3,454

OTHER ASSETS:
     Intangible assets, net of accumulated amortization of
        $2,397 and $1,967 in 1999 and 1998, respectively               11,583          11,963
     Deposits and other long-term assets
                                                                          175             315
                                                                  -----------     -----------
Total other assets
                                                                       11,758          12,278
                                                                  -----------     -----------









TOTAL ASSETS                                                      $    38,309     $    40,082
                                                                  ===========     ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1999             1998
                                                                    ---------------- ---------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                          $     6,632      $    7,426
     Deferred revenue                                                        7,826           7,397
     Current maturities of long-term debt
                                                                               445             526
                                                                       -----------      ----------
Total current liabilities                                                   14,903          15,349
NONCURRENT LIABILITIES:
     Deferred revenue                                                        2,208           2,302
     Long-term debt, net of current maturities                                  98             245
     Other non-current liabilities
                                                                               219              75
                                                                       -----------      ----------
Total liabilities                                                           17,428          17,971


STOCKHOLDERS' EQUITY:
   Common Stock, $.0001 par value; 25,000,000 shares authorized in
   1999 and  1998;  11,022,425 and 11,002,508 shares outstanding in
   1999 and 1998, respectively                                                   1               1
   Additional paid in capital                                               61,424          61,393
   Accumulated deficit                                                     (40,024)        (38,721)
   Warrants                                                                     40              40
   Treasury stock, at cost                                                      (2)             (2)
   Deferred compensation                                                      (558)           (600)
                                                                       -----------     -----------
Total stockholders' equity                                                  20,881          22,111
                                                                       -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $    38,309     $    40,082
                                                                       ===========     ===========



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                       ----------------------------
                                                                            1999           1998
REVENUES:
    License fees                                                       $     3,659     $    3,630
    Services fees                                                            5,502          3,052
    Maintenance fees                                                         2,240          1,599
                                                                       -----------     ----------
        Total revenues                                                      11,401          8,281
COST OF REVENUES:
    License fees                                                               346            260
    Services fees                                                            3,319          2,131
    Maintenance fees                                                         1,031            681
                                                                       -----------     ----------
        Total cost of revenues                                               4,696          3,072

OPERATING EXPENSES:
    Research and development                                                 2,194          1,143
    Sales and marketing                                                      3,373          2,487
    General and administrative                                               1,619          1,357
    Depreciation and amortization                                              871            404
    Non-cash compensation                                                       42             53
                                                                       -----------     ----------
      Total operating expenses                                               8,099          5,444

OPERATING LOSS                                                              (1,394)          (235)
INTEREST INCOME                                                                117             30
INTEREST EXPENSE                                                                26             60
MINORITY INTEREST                                                               -0-            36
                                                                       -----------     ----------
 NET LOSS                                                              $    (1,303)    $     (301)
                                                                       ===========     ==========


 Loss per common share:
    Basic                                                              $     (0.12)    $    (0.20)
    Diluted                                                            $     (0.12)    $    (0.20)

 Weighted average shares outstanding
    Basic                                                                   10,947          1,539
    Diluted                                                                 10,947          1,539








SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                                 MARCH 31
                                                                     --------------------------------
                                                                          1999             1998
                                                                     -------------    ---------------
  OPERATING ACTIVITIES
  Net loss                                                           $     (1,303)    $       (301)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                           887              390
      Minority interest in subsidiary                                         -0-               36
      Amortization of debt discount                                           -0-               14
      Deferred compensation                                                    42               53
      Loss on disposal of property and equipment                               26              -0-
      Changes in operating assets and liabilities:
         Accounts receivable                                               (1,976)             643
         Prepaid and other current assets                                    (176)            (201)
         Deposits and other long-term assets                                  140              (28)
         Accounts payable and accrued liabilities                            (794)            (361)
         Deferred revenue                                                     335           (1,362)
         Other non-current liabilities                                        144                8
                                                                      -----------      -----------
                              NET CASH USED IN OPERATING ACTIVITIES        (2,675)          (1,109)

  INVESTING ACTIVITIES
      Purchases of property and equipment                                  (1,509)            (515)
      Purchases of intangible assets                                          -0-             (150)
      Purchase of minority interest in subsidiary                             -0-              (62)
                                                                      -----------      -----------
                               NET CASH USED IN INVESTING ACTIVITIES       (1,509)            (727)

  FINANCING ACTIVITIES:
      Repayments of long-term borrowings                                     (228)            (118)
      Proceeds from issuance of redeemable convertible preferred stock        -0-              150
      Proceeds from issuance of common stock                                   31               12
      Dividends paid to holder of minority interest                           -0-             (241)
                                                                      -----------     -------------

                               NET CASH USED IN FINANCING ACTIVITIES         (197)            (197)
                                                                      -----------     -------------

  DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,381)          (2,033)
  CASH AND CASH EQUIVALENTS, beginning of period
                                                                           14,799            7,213
                                                                      -----------     ------------
  CASH AND CASH EQUIVALENTS, end of  period                          $     10,418     $      5,180
                                                                     ============     ============

  SUPPLEMENTAL CASH FLOW DISCLOSURE:

       Cash paid for interest                                        $         26     $         60
                                                                     ============     ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended December 31, 1999. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the three month periods ended March 31, 1999 and 1998, does not include the effect of common stock equivalents, including redeemable convertible preferred stock, as their effect would be antidilutive.

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

During 1998, we introduced a series of modules and product enhancements. Specifically, in the third quarter of 1998, we introduced our Web-commerce applications, which include E-Procurement, a business-to-business buy-side Web-based solution designed for the acquisition of non-industrial goods and services, Clarus Budget, and a 32-bit version of our human resources applications.

We currently market our products in the United States and Canada through a direct sales force, and we have licensed our applications to more than 289 customers in a variety of industry segments, including insurance, financial services, communications, retail, printing and publishing, transportation, and manufacturing. We also offer fee-based implementation, training and upgrade services, and ongoing maintenance and support of our products for a 12-month to three-year renewable term.

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

Our revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. Effective January 1, 1998, we adopted SOP No. 97-2, "Software Revenue Recognition," that supersedes SOP No. 91-1, "Software Revenue Recognition." Under SOP No. 97-2, we recognize software license revenue when the following criteria are met:

o  a signed and executed contract is obtained,

o  shipment of the product has occurred,

o  the license fee is fixed and determinable,

o  collectibility is probable, and

o  remaining obligations under the license agreement are insignificant.

Revenues from software licenses have been recognized upon delivery of our product if there are no significant obligations on our part following delivery, and collection of the related receivable, if any, is deemed probable by management. Revenues from services fees relate to implementation, training, and upgrade services performed by us and have been recognized as the services are performed. Maintenance fees relate to customer maintenance and support and have been recognized rateably over the term of the software support agreement, which is typically

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

We had net operating loss carryforwards ("NOL's") of approximately $27.6 million at March 31, 1999, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

AFFILIATE RELATIONSHIPS

In March 1995, we, along with Technology Ventures, L.L.C. ("Technology Ventures"), which is controlled by Joseph S. McCall, a former director of ours, formed Clarus Professional Services, L.L.C. (formerly SQL Financial Services, L.L.C.; the "Services Subsidiary") to provide implementation, training, and upgrade services exclusively for our customers. On February 5, 1998, Technology Ventures sold its 20% interest in the Services Subsidiary to us in exchange for 225,000 shares of our common stock, a warrant to purchase an additional 300,000 shares of our common stock at a price of $3.67 per share, and a non-interest bearing promissory note in the principal amount of $1.1 million. The purchase of the remaining 20% of the Services Subsidiary was accounted for using the purchase method of accounting and resulted in goodwill in the amount of $4.2 million, which is being amortized over 15 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31
                                                                  ------------------------------
                                                                       1999           1998
Revenues:
    License fees                                                        32.1%          43.8%
    Services fees                                                       48.3           36.9
    Maintenance fees                                                    19.6           19.3
                                                                  ------------------------------
        Total revenues                                                 100.0          100.0
Cost of revenues:
    License fees                                                         3.0            3.2
    Services fees                                                       29.1           25.7
    Maintenance fees                                                     9.0            8.2
                                                                  ------------------------------
        Total cost of revenues                                          41.1           37.1

Operating expenses:
    Research and development                                            19.2           13.8
    Sales and marketing                                                 29.6           30.0
    General and administrative                                          14.2           16.4
    Depreciation and amortization                                        7.6            4.9
    Non-cash compensation                                                0.4            0.6
                                                                  ------------------------------
      Total expenses                                                    71.0           65.7

 Operating loss                                                        (12.1)          (2.8)
    Interest income                                                      1.0            0.3
    Interest expense                                                     0.2            0.7
    Minority interest                                                    0.0            0.4
                                                                  ------------------------------
 Net loss                                                              (11.3)          (3.6)
                                                                  ==============================


 Gross margin on license fees                                           90.5           92.8
 Gross margin on services fees                                          39.7           30.2
 Gross margin on maintenance fees                                       54.0           57.4


QUARTER ENDED MARCH 31, 1999, COMPARED TO QUARTER ENDED MARCH 31, 1998.

REVENUES

TOTAL REVENUES. For the quarter ended March 31, 1999, total revenues increased 37.7% to $11.4 million from $8.3 million in the comparable period in 1998. These increases were attributable to a substantial increase in services fees and maintenance fees.

LICENSE FEES. License fees were $3.7 million, or 32.1% of total revenues, in the quarter ended March 31, 1999, up slightly from $3.6 million, or 43.8% of total revenues, in the comparable period in 1998. The increase in license fees resulted from sales of Clarus Commerce products, a result of our successful introduction of Web-based solutions, which were offset by a decrease in the number of licenses sold for our traditional product line. This trend reflects the demand for our new Clarus Commerce solutions, and to a lesser extent, an increase in the average

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER ENDED MARCH 31, 1999, COMPARED TO QUARTER ENDED MARCH 31, 1998 (CONTINUED).

REVENUES (CONTINUED)

LICENSE FEES (CONTINUED)

customer transaction size for Clarus Commerce products when compared to the average transaction size for our traditional products.

SERVICES FEES. Services fees increased 80.3% to $5.5 million, or 48.3% of total revenues, in the quarter ended March 31, 1999, from $3.1 million, or 36.9% of total revenues, in the comparable period in 1998. This increase in services fees was primarily due to continued growth in the demand for professional services.

MAINTENANCE FEES. Maintenance fees increased 40.1% to $2.2 million, or 19.6% of total revenues, in the quarter ended March 31, 1999, from $1.6 million, or 19.3% of total revenues, in the comparable period in 1998. This increase in maintenance fees was primarily due to the signing of license agreements with new customers and the renewal of maintenance with existing customers.

COST OF REVENUES

TOTAL COST OF REVENUES. Cost of revenues increased 52.9% to $4.7 million, or 41.1% of total revenues, in the quarter ended March 31, 1999, from $3.1 million, or 37.1% of total revenues, in the comparable period in 1998. The increases in the cost of revenues were primarily due to an increase in personnel and related expenses and increased royalty expenses.

COST OF LICENSE FEES. Cost of license fees increased 33.1% to $346,000, or 9.5% of total license fees, in the quarter ended March 31, 1999, compared to $260,000, or 7.2% of total license fees, in the comparable period in 1998. The increase in the cost of license fees, and the increase as a percentage of total license fees, were primarily attributable to increases in the sale of third-party software products distributed.

COST OF SERVICES FEES. Cost of services fees increased 55.7% to $3.3 million, or 60.3% of total services fees, in the quarter ended March 31, 1999, compared to $2.1 million, or 69.8% of total services fees, in the comparable period in 1998. This increase in the cost of services fees were primarily attributable to an increase in the personnel and related costs to provide implementation, training, and upgrade services. The decrease in cost of services fees as a percentage of revenue for the quarter ended March 31, 1999, was primarily due to increased hourly rates charged combined with increased utilization of services personnel.

COST OF MAINTENANCE FEES. Cost of maintenance fees increased 51.4% to $1.0 million, or 46.0% of total maintenance fees, in the quarter ended March 31, 1999, compared to $681,000, or 42.6% of total maintenance fees, in the comparable period in 1998. This increase in the cost of maintenance fees was primarily attributable to an increase in the personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees increased primarily due to increased personnel costs to support the maintenance customer base.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 92.0% to $2.2 million, or 19.2% of total revenues, in the quarter ended March 31, 1999, from $1.1 million, or 13.8% of total revenues, in the comparable period in 1998. Research and development expenses increased during the quarter ended March 31, 1999, primarily due to increased personnel costs related to continued development of our products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER ENDED MARCH 31, 1999, COMPARED TO QUARTER ENDED MARCH 31, 1998 (CONTINUED).

SALES AND MARKETING

Sales and marketing expenses increased 35.6% to $3.4 million, or 29.6% of total revenues, in the quarter ended March 31, 1999, from $2.5 million, or 30.0% of total revenues, in the comparable period in 1998. The increase in sales and marketing expenses was primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 19.3% to $1.6 million, or 14.2% of total revenues, in the quarter ended March 31, 1999, from $1.4 million, or 16.4% of total revenues, in the comparable period in 1998. The increase in general and administrative expenses was primarily attributable to increases in personnel and related costs.

DEPRECIATION AND AMORTIZATION

Depreciation of tangible equipment and amortization of intangible assets increased 115.6% to $871,000, or 7.6% of total revenues, in the quarter ended March 31, 1999, from $404,000, or 4.9% of total revenues, in the comparable period in 1998. The increase in depreciation and amortization expense was due to an increase in goodwill resulting from the acquisition of ELEKOM Corporation in the fourth quarter of 1998.

OTHER INCOME

Interest income increased to $117,000 in the quarter ended March 31, 1999, from $30,000, in the comparable period in 1998. The increase in interest income was primarily due to additional cash available for investment in the quarter ended March 31, 1999.

INCOME TAXES

As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in the quarter ended March 31, 1999 and 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On May 26, 1998, we completed our initial public offering of 2.5 million shares of our common stock at an offering price of $10.00 per share. The proceeds, net of expenses, from this public offering of approximately $22.0 million were placed in investment grade cash equivalents. Our working capital position was $7.2 million and $9.0 million at March 31, 1999 and December 31, 1998, respectively. We believe that current cash balances and cash flows from operations will be adequate to provide for our capital expenditures and working capital requirements for the forseeable future. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities may use significant cash.

On November 6, 1998, we completed the acquisition of ELEKOM for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares of our common stock. ELEKOM was merged with and into Clarus CSA, Inc., our wholly owned subsidiary and the separate existence of ELEKOM ceased. Immediately following consummation of the Merger, the former ELEKOM Shareholders owned approximately 13% of our outstanding common stock. The former ELEKOM Shareholders have agreed not to sell any of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

their shares of our common stock for a period ending on August 6, 1999. As additional purchase price, we recorded i) payments of $500,000 made to fund the operations of ELEKOM from October 1, 1998, through the closing date, and ii) expenses of approximately $1.0 million to complete the merger. Approximately $10.5 million of the purchase price was recorded as purchased in-process research and development.

Cash used in operating activities was approximately $2.7 million and $1.1 million during the quarter ended March 31, 1999 and 1998, respectively. Cash used by operations during the quarter ended March 31, 1999, was primarily attributable to an increase in accounts receivable, and a decrease in accounts payable and accrued liabilities. Cash used by operations during the quarter ended March 31, 1998, was primarily attributable to a decrease in deferred revenue, partially offset by a decrease in accounts receivable.

Cash used in investing activities was approximately $1.5 million and $727,000 during the three months ended March 31, 1999 and 1998, respectively. The cash used in investing activities during the quarter ended March 31, 1999 and 1998, was primarily attributable to the purchases of computer equipment and software.

Cash used by financing activities was approximately $197,000 during each of the three month periods ended March 31, 1999 and 1998. The cash used by financing activities during the three months ended March 31, 1999, was primarily attributable to the repayment of long-term borrowings. The cash used by financing activities during the three months ended March 31, 1998, was primarily attributable to payment of dividends and the repayment of long-term borrowings, offset by proceeds from the issuance of preferred stock.

In March 1997, we entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with a leasing company. The Equipment Line bears interest at rates negotiated with each loan or lease schedule (generally 22.0% to 22.5%) and is collateralized by all of the equipment purchased with the proceeds thereof. As of March 31, 1999, the principal balance on the Equipment Line payable was $437,000.

We have a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $3.0 million or 80% of accounts receivable. Borrowings outstanding under the equipment facility are limited to $1.0 million. Interest on the revolving credit facility is at prime rate and on the equipment facility at prime plus 0.5% and is collateralized by all of our assets. The line of credit and equipment term facility with Silicon Valley Bank will expire on May 31, 1999. As of March 31, 1999, we had no outstanding balance and had $3.7 million available for future borrowings under this agreement.

We had net operating loss carryforwards ("NOL's") of approximately $27.6 million at March 31, 1999, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT (CONTINUED)

Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding our intent, belief or current expectations, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which we operate, (ii) competitive pressures in the markets in which we operate, (iii) the effect of future legislation or regulatory changes on our operations and (iv) other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

With respect to our internal systems, we are taking steps to prepare our systems for the Year 2000 date change. We have substantially completed our inventory efforts. We expect remediation and testing efforts to continue through the third quarter of 1999. We estimate that costs for Year 2000 compliance efforts will not exceed $150,000. We do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the Year 2000. However, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems could be experienced. We are currently unable to estimate the most reasonably likley worst-case effects of the Year 2000. We are currently preparing contingency plans for any such unanticipated negative effects.

We are currently unable to estimate whether we are exposed to significant risk of being adversely affected by Year 2000 non-compliance by third parties. We are contacting third parties with which we have material relationships, including our material customers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risks to us in the event any such third parties experience significant business interruptions as result of Year 2000 non-compliance. We expect to complete this review and analysis and to determine the need for contingency planning in this regard by June 30, 1999.

PART II.       OTHER INFORMATION


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               27.1 Financial Data Schedule

      (b)      Reports on Form 8-K - None

SIGNATURES
----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CLARUS CORPORATION
                                          (Registrant)




Date: May 14, 1999                    By:  /s/William A. Fielder, III
      ------------                         ------------------------------------
                                           William A. Fielder, III
                                           Chief Financial Officer and Treasurer