Form 10-Q
period 1999-06-30
CLARUS CORP
filed 1999-08-13
CIK 913277

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999
                                      or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
For the transition period from _________  to  _________

 Commission File Number: 0-24277

                               Clarus Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                           58-1972600
    -------------------------------      ------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)          Identification Number)

                             3970 Johns Creek Court
                             Suwanee, Georgia 30024
               -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

                        Common Stock, ($.0001 Par Value)

                11,072,151 shares outstanding as of July 31, 1999

INDEX

                              CLARUS CORPORATION


PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) - June 30, 1999, and December 31, 1998;

            Condensed Consolidated Statements of Operations (unaudited) - Three months and six months ended June 30, 1999 and 1998;

            Condensed Consolidated Statements of Cash Flows (unaudited) - Six months ended June 30, 1999 and 1998;

            Notes to Condensed Consolidated Financial Statements (unaudited) -
              June 30, 1999

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk - Not
             Applicable

PART II     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

Item 6.     Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements


                              CLARUS CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

               (in thousands, except share and per share amounts)

                                                       June 30,   December 31,
                                                         1999         1998
                                                     ----------  --------------
                          ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $     8,072  $    14,799
     Trade accounts receivable, less allowance
       for doubtful accounts of $799 and $401
       in 1999 and 1998, respectively                     11,248        8,998
     Prepaid and other current assets                        759          553
                                                     -----------  -----------
Total current assets                                      20,079       24,350

PROPERTY AND EQUIPMENT - net                               4,358        3,454

OTHER ASSETS:
     Intangible assets, net of accumulated
       amortization of $2,834 and $1,967 in
       1999 and 1998, respectively                        11,170       11,963
     Deposits and other long-term assets                     134          315
                                                    ------------  -----------
Total other assets                                        11,304       12,278
                                                    ------------  -----------









TOTAL ASSETS                                       $     35,741   $    40,082
                                                   ============   ===========


See Accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                              CLARUS CORPORATION
        CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)

                (in thousands, except share and per share amount)


                                                           June 30,    December 31,
                                                             1999          1998
                                                         ------------- -------------

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities            $     6,927    $    7,426
     Deferred revenue                                          7,129         7,397
     Current maturities of long-term debt                        392           526
                                                          ----------    ----------
Total current liabilities                                     14,448        15,349
NON-CURRENT LIABILITIES:
     Deferred revenue                                          1,654         2,302
     Long-term debt, net of current maturities                    70           245
     Other non-current liabilities                               235            75
                                                         -----------     ---------
Total liabilities                                             16,407        17,971

STOCKHOLDERS' EQUITY:
   Common Stock, $.0001 par value; 25,000,000 shares
     authorized in 1999 and  1998; 11,084,334 and
     11,002,508 shares issued in 1999 and 1998,
     respectively                                                  1             1
   Additional paid in capital                                 61,505        61,393
   Accumulated deficit                                       (41,694)      (38,721)
   Warrants                                                       40            40
   Treasury stock, at cost                                        (2)           (2)
   Deferred compensation                                        (516)         (600)
                                                         -----------     ----------
Total stockholders' equity                                    19,334         22,111
                                                         -----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $    35,741    $    40,082
                                                         ===========    ===========



See Accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                              CLARUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                    (in thousands, except per share amounts)


                                    Three months ended           Six months ended
                                          June 30                     June 30
                                 --------------------------  --------------------------
                                     1999         1998           1999         1998
REVENUES:

   License fees                  $    4,220     $  4,814      $   7,879     $  8,443
   Services fees                      4,551        3,838         10,053        6,890
   Maintenance fees                   2,508        1,814          4,748        3,414
                                 ----------     --------      ---------     --------
       Total revenues                11,279       10,466         22,680       18,747
COST OF REVENUES:
   License fees                         365          305            711         565
   Services fees                      3,321        2,376          6,640       4,507
   Maintenance fees                     939          835          1,970       1,516
                                 ----------     --------      ---------     --------
       Total cost of revenues         4,625        3,516          9,321       6,588

OPERATING EXPENSES:
    Research and development          2,358        1,386          4,552        2,529
    Sales and marketing               3,444        2,904          6,817        5,391
    General and administrative        1,603        1,191          3,222        2,548
    Depreciation and amortization       963          525          1,833          929
    Non-cash compensation                42          749             84          803
                                 ----------     --------      ---------     --------
     Total operating expenses         8,410        6,755         16,508       12,200

OPERATING INCOME (LOSS)              (1,756)         195         (3,149)         (41)
INTEREST INCOME                         111          129            228          159
INTEREST EXPENSE                         24           61             51          121
MINORITY INTEREST                       -0-          -0-            -0-           36
                                 -----------    ---------     ----------    ---------
NET INCOME (LOSS)                $   (1,669)  $      263      $  (2,972)    $    (39)
                                 ===========  ===========    ===========    =========

  Income (loss) per common share:

   Basic                          $  (0.15)     $   0.06     $   (0.27)   $   (0.01)
   Diluted                           (0.15)     $   0.03     $   (0.27)   $   (0.01)

 Weighted average shares
   outstanding
   Basic                            10,989         4,496        10,968        3,026
   Diluted                          10,989         8,758        10,968        3,026



See Accompanying Notes to Unaudited Condensed Consolidated Financial
Statements.

                              CLARUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                 (in thousands)


                                                               Six months ended
                                                                   June 30
                                                          --------------------------
                                                              1999          1998
                                                          -----------   ------------

  OPERATING ACTIVITIES
                                                          $
  Net loss                                                    (2,972)   $      (39)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation                                              1,006           547
     Amortization                                                867           382
     Minority interest in subsidiary                              -0-           36
     Amortization of debt discount                                -0-           34
     Deferred compensation                                        84           803
     Loss on disposal of property and equipment                   52            -0-
     Changes in operating assets and liabilities:

        Accounts receivable                                   (2,250)       (1,768)
        Prepaid and other current assets                        (206)          140
        Deposits and other long-term assets                      181           (32)
        Accounts payable and accrued liabilities                (499)          335
        Deferred revenue                                        (916)         (961)
        Other non-current liabilities                            160            16
                                                         -----------    ----------
                   NET CASH USED IN OPERATING ACTIVITIES      (4,493)         (507)

  INVESTING ACTIVITIES
     Purchases of property and equipment                      (2,037)       (1,089)
     Purchases of intangible assets                               -0-         (150)
     Purchase of minority interest in subsidiary                  -0-         (326)
                                                          -----------    ----------
                    NET CASH USED IN INVESTING ACTIVITIES     (2,037)       (1,565)

  FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                      112        22,126
     Proceeds from notes payable and short-term
       borrowings                                                 -0-        1,645
     Repayments of notes payable and short-term
       borrowings                                               (309)       (3,343)
     Proceeds from issuance of preferred stock                    -0-          150
     Proceeds from the exercise of warrants                       -0-          612
     Dividends paid to holder of minority interest                -0-         (241)
                                                          -----------    ----------



      NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (197)       20,949
                                                          -----------    ----------

  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (6,727)       18,877

  CASH AND CASH EQUIVALENTS, beginning of period              14,799         7,213
                                                          -----------    ----------
  CASH AND CASH EQUIVALENTS, end of  period                $   8,072    $   26,090
                                                          ===========   ===========

  SUPPLEMENTAL CASH FLOW DISCLOSURE:
       Cash paid for interest                             $       51    $       93
                                                          ==========    ==========

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

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the six month periods ended June 30, 1999 and 1998, and the quarter ended June 30, 1999, do not include the effect of common stock equivalents, including redeemable convertible preferred stock, as their effect would be antidilutive. Diluted net income per share for the quarter ended June 30, 1998, includes the effect of common stock equivalents.

NOTE 3.  REVENUE RECOGNITION

The Company's revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. Effective January 1, 1998, the Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2"). Under SOP No. 97-2, the Company recognizes software license revenue when the following criteria are met: (i) a signed and executed contract is obtained, (ii) shipment of the product has occurred, (iii) the license fee is fixed and determinable, (iv) collectibility is probable, and (v) remaining obligations under the license agreement are insignificant.

During the second quarter ended June 30, 1999, the Company entered a license and support agreement with a customer in exchange for approximately $1,549,000, consisting of $380,000 in cash and equity securities valued at $1,169,000. The cash portion is due by December 31, 1999. The number of equity securities to be issued to the Company will be determined based on the same terms and conditions set forth in the customer's first sale of its equity securities with an independent third-party bona-fide purchaser. If the offering is not complete by September 30, 1999, the customer is required to pay the Company cash in the amount of $1,169,000 on September 30, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Clarus Corporation develops, markets, licenses, and supports (i) Internet-based business-to-business e-commerce solutions designed to help customers better manage their operating resources, the non-production goods and services required to operate a company, and (ii) financial and human resources software applications for mid- to large-sized companies. Our applications create high lifetime value by delivering sophisticated functionality, while substantially reducing the time required for implementation, maintenance, and upgrades.

During 1998, we introduced a series of modules and product enhancements. Specifically, in the third quarter of 1998, we introduced our Web-commerce applications, which include E-Procurement, a business-to-business buy-side Web-based solution designed for the acquisition of non-industrial goods and services, Clarus E-Budget, and a 32-bit version of our human resources applications.

We currently market our products in the United States and Canada through a direct sales force, and we have licensed our applications to more than 290 customers in a variety of industry segments, including insurance, financial services, communications, retail, printing and publishing, transportation, and manufacturing. We also offer fee-based implementation, training and upgrade services, and ongoing maintenance and support of our products for a 12-month to three-year renewable term.

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

Our revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. Effective January 1, 1998, we adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No.97-2"). Paragraphs 11 and 12 of SOP No. 97-2 were amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 requires recognition of revenue using the "residual method" when: (i) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (ii) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (iii) all revenue-recognition criteria in SOP No. 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP No. 98-9 was effective for transactions entered into after March 15, 1999. Under SOP No. 97-2, we recognize software license revenue when the following criteria are met: (i) a signed and executed contract is obtained, (ii) shipment of the product has occurred, (iii) the license fee is fixed and determinable, (iv) collectibility is probable, and (v) remaining obligations under the license agreement are insignificant.

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

Cost of license fees includes royalties, and software duplication and distribution costs. We recognize these costs as the applications are shipped. Cost of services fees include personnel and related costs incurred to provide implementation, training and upgrade services to customers. These costs are recognized as the services are performed. Cost of maintenance fees includes personnel and related costs incurred to provide the ongoing support and maintenance of our products. These costs are recognized as incurred.

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

We had net operating loss carryforwards ("NOL's") of approximately $29.3 million at June 30, 1999, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

Affiliate Relationships

In March 1995, we, along with Technology Ventures, L.L.C. ("Technology Ventures"), which is controlled by Joseph S. McCall, a former director of ours, formed Clarus Professional Services, L.L.C. (formerly SQL Financial Services, L.L.C.; the "Services Subsidiary") to provide implementation, training and upgrade services exclusively for our customers. On February 5, 1998, Technology Ventures sold its 20% interest in the Services Subsidiary to us in exchange for 225,000 shares of our common stock, a warrant to purchase an additional 300,000 shares of our common stock at a price of $3.67 per share, and a non-interest bearing promissory note in the principal amount of $1.1 million. The purchase of the remaining 20% of the Services Subsidiary was accounted for using the purchase method of accounting and resulted in goodwill in the amount of $4.2 million, which is being amortized over 15 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations
The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                Three months ended         Six months ended
                                     June 30                   June 30
                              -----------------------  -------------------------
                                  1999        1998         1999        1998
Revenues:
   License fees                    37.4 %      46.0 %       34.7 %      45.0 %
   Services fees                   40.3        36.7         44.4        36.8
   Maintenance fees                22.3        17.3         20.9        18.2
                              -----------  ----------  -------------  ----------
       Total revenues             100.0       100.0        100.0       100.0
Cost of revenues:
   License fees                     3.2         2.9          3.1         3.0
   Services fees                   29.4        22.7         29.3        24.0
   Maintenance fees                 8.3         8.0          8.7         8.1
                              ----------  -----------  ------------  -----------
       Total cost of revenues      40.9        33.6         41.1        35.1

Operating expenses:
    Research and development       20.9        13.2         20.1        13.5
    Sales and marketing            30.5        27.7         30.1        28.7
    General and
      administrative               14.2        11.4         14.2        13.6
    Depreciation and
      amortization                  8.5         5.0          8.1         5.0
    Non-cash compensation           0.4         7.2          0.4         4.3
                              ----------  -----------  -----------  ------------
     Total expenses                74.5        64.5         72.9        65.1

 Operating income (loss)          (15.4)        1.9        (14.0)       (0.2)
    Interest income                 1.0         1.2          1.0         0.8
    Interest expense                0.2         0.6          0.2         0.6
    Minority interest               0.0         0.0          0.0         0.2
                              ============  =========  ============  ===========
 Net income (loss)                (14.6)        2.5        (13.2)       (0.2)
                              ============  =========  ============  ===========

 Gross margin on license fees      91.4        93.7         91.0        93.3
 Gross margin on services
      fees                         27.0        38.1         34.0        34.6
 Gross margin on maintenance
      fees                         62.6        54.0         58.5        55.6

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998

Revenues

Total Revenues. For the quarter ended June 30, 1999, total revenues increased 7.8% to $11.3 million from $10.5 million in the comparable period in 1998. For the six months ended June 30, 1999, total revenues increased 21.0% to $22.7 million from $18.7 million in the comparable period in 1998. These increases were attributable to a substantial increase in services fees and maintenance fees.

License Fees. License fees decreased 12.3% to $4.2 million, or 37.4% of total revenues, in the quarter ended June 30, 1999, from $4.8 million, or 46.0% of total revenues, in the comparable period in 1998. License fees decreased 6.7% to $7.9 million, or 34.7% of total revenues, in the six months ended June 30, 1999, from $8.4 million, or 45.0%, in the comparable period in 1998. The decrease in license fees resulted from a decrease in the number of licenses sold for our traditional financial and human resources product line, a reflection of the market environment for ERP products, offset by increased sales of our newly

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998 (continued)

Revenues (continued)

License Fees (continued)

introduced Web-based Clarus Commerce products. The increased sales of our Web-based Clarus Commerce products reflects the demand for our new solutions combined with an increase in the average customer transaction size for Clarus Commerce products when compared to the average transaction size for our traditional products.

Services Fees. Services fees increased 18.6% to $4.6 million, or 40.3% of total revenues, in the quarter ended June 30, 1999, from $3.8 million, or 36.7% of total revenues, in the comparable period in 1998. Services fees increased 45.9% to $10.0 million, or 44.4% of total revenues, in the six months ended June 30, 1999, from $6.9 million, or 36.8% of total revenues, in the comparable period in 1998. This increase in services fees was primarily due to the higher levels of software licenses sold in the periods preceding the quarter ended June 30, 1999, as compared to the level of licenses sold in the period preceding the quarter ended June 30, 1998.

Maintenance Fees. Maintenance fees increased 38.3% to $2.5 million, or 22.3% of total revenues, in the quarter ended June 30, 1999, from $1.8 million, or 17.3% of total revenues, in the comparable period in 1998. Maintenance fees increased 39.1% to $4.7 million, or 20.9% of total revenues, in the six months ended June 30, 1999, from $3.4 million, or 18.2% of total revenues, in the comparable period in 1998. This increase in maintenance fees was primarily due to the signing of license agreements with new customers and the renewal of maintenance agreements with existing customers.

Cost of Revenues

Total Cost of Revenues. Cost of revenues increased 31.5% to $4.6 million, or 40.9% of total revenues, in the quarter ended June 30, 1999, from $3.5 million, or 33.6% of total revenues, in the comparable period in 1998. Cost of revenues increased 41.5% to $9.3 million, or 41.1% of total revenues, in the six months ended June 30, 1999, from $6.6 million, or 35.1% of total revenues, in the comparable period in 1998. The increases in the cost of revenues were primarily due to an increase in personnel and related expenses and increased royalty expenses.

Cost of License Fees. Cost of license fees increased 19.7% to $365,000, or 8.6% of total license fees, in the quarter ended June 30, 1999, compared to $305,000, or 6.3% of total license fees, in the comparable period in 1998. Cost of license fees increased 25.8% to $711,000, or 9.0% of total license fees, in the six months ended June 30, 1999, compared to $565,000, or 6.7% of total license fees, in the comparable period in 1998. The increase in the cost of license fees, and the increase as a percentage of total license fees, were primarily attributable to increases in the sale of third-party software products distributed.

Cost of Services Fees. Cost of services fees increased 39.8% to $3.3 million, or 73.0% of total services fees, in the quarter ended June 30, 1999, compared to $2.4 million, or 61.9% of total services fees, in the comparable period in 1998. Cost of services fees increased 47.3% to $6.6 million, or 66.0% of total services fees, in the six months ended June 30, 1999, compared to $4.5 million, or 65.4% of total services fees, in the comparable period in 1998. This increase in the cost of services fees was primarily attributable to an increase in the personnel and related costs to provide implementation, training, and upgrade services. The increase in cost of services fees as a percentage of revenue for the quarter and six months ended June 30, 1999, was primarily due to decreased utilization of services personnel, and costs involved in developing

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998 (continued)

Cost of Revenues (continued)

Cost of Services Fees (continued)

the new commerce practice.

Cost of Maintenance Fees. Cost of maintenance fees increased 12.5% to $939,000, or 37.4% of total maintenance fees, in the quarter ended June 30, 1999, compared to $835,000, or 46.0% of total maintenance fees, in the comparable period in 1998. Cost of maintenance fees increased 29.9% to $2.0 million, or 41.5% of total maintenance fees, in the six months ended June 30, 1999, compared to $1.5 million, or 44.4% of total maintenance fees, in the comparable period in 1998. This increase in the cost of maintenance fees was primarily attributable to an increase in the personnel and related costs required to provide support and maintenance, as well as an increase in royalties paid for third-party products. Cost of maintenance fees as a percentage of total maintenance fees decreased primarily due to more productive use of personnel to support the maintenance customer base.

Research and Development

Research and development expenses increased 70.1% to $2.4 million, or 20.9% of total revenues, in the quarter ended June 30, 1999, from $1.4 million, or 13.2% of total revenues, in the comparable period in 1998. Research and development expenses increased 80.0% to $4.6 million, or 20.1% of total revenues, in the six months ended June 30, 1999, from $2.5 million, or 13.5% of total revenues, in the comparable period in 1998. Research and development expenses increased during the quarter and six months ended June 30, 1999, primarily due to increased personnel costs related to continued development of our products, including our Web-based business-to-business e-commerce products.

Sales and Marketing

Sales and marketing expenses increased 18.6% to $3.4 million, or 30.5% of total revenues, in the quarter ended June 30, 1999, from $2.9 million, or 27.7% of total revenues, in the comparable period in 1998. Sales and marketing expenses increased 26.5% to $6.8 million, or 30.1% of total revenues, in the six months ended June 30, 1999, from $5.4 million, or 28.7% of total revenues, in the comparable period in 1998. The increase in sales and marketing expenses was primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities related to our Web-based business-to-business e-commerce products.

General and Administrative

General and administrative expenses increased 34.6% to $1.6 million, or 14.2% of total revenues, in the quarter ended June 30, 1999, from $1.2 million, or 11.4% of total revenues, in the comparable period in 1998. General and administrative expenses increased 26.5% to $3.2 million, or 14.2% of total revenues, in the six months ended June 30, 1999, from $2.5 million, or 13.6% of total revenues, in the comparable period in 1998. The increase in general and administrative expenses was primarily attributable to increases in personnel and related costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998 (continued)

Depreciation and Amortization

Depreciation of tangible equipment and amortization of intangible assets increased 83.4% to $963,000, or 8.5% of total revenues, in the quarter ended June 30, 1999, from $525,000, or 5.0% of total revenues, in the comparable period in 1998. Depreciation of tangible equipment and amortization of intangible assets increased 97.3% to $1.8 million, or 8.1% of total revenues, in the six months ended June 30, 1999, from $929,000, or 5.0% of total revenues, in the comparable period in 1998. The increase in depreciation and amortization expense was due to an increase in goodwill resulting from the acquisition of ELEKOM Corporation in the fourth quarter of 1998, as well as increases in capital expenditures.

Non-Cash Compensation

Non-cash compensation expense decreased to $42,000, or 0.4% of total revenues, in the quarter ended June 30, 1999, from $749,000, or 7.2% of total revenues, in the comparable period in 1998. Non-cash compensation expense decreased to $84,000, or 0.4% of total revenues, in the six months ended June 30, 1999, from $803,000, or 4.3% of total revenues in the comparable period in 1998. The decrease in non-cash compensation is largely due to the recognition of a one-time charge in the second quarter of 1998 of approximately $705,000 when the Company accelerated the vesting of certain employee stock options issued in the first quarter of 1998. This charge represented the previously remaining unamortized deferred compensation recorded on these options.

Other Income

Interest income decreased to $111,000 in the quarter ended June 30, 1999, from $129,000, in the comparable period in 1998. Interest income increased to $228,000 in the six months ended June 30, 1999, from $159,000, in the comparable period in 1998. The decrease in interest income for the quarter ended June 30, 1999, was primarily due to a reduction in the average level of cash available for investment during the quarter ended June 30, 1999, when compared to the same quarter in 1998. The increase in the interest income for the six months ended June 30, 1999 was attributable to an increase in the average level of cash available for investment in the six months ended June 30, 1999, when compared to the same period in 1998.

Interest Expense

Interest expense decreased 60.7% to $24,000 in the quarter ended June 30, 1999, from $61,000 in the comparable period in 1998. Interest expense decreased to $51,000 in the six months ended June 30, 1999, from $121,000, in the comparable period in 1998. This decrease was primarily due to lower average levels of debt in the quarter and six months ended June 30, 1999, as compared to the same periods in 1998.

Income Taxes

As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in the quarters and six months ended June 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

On May 26, 1998, we completed our initial public offering of 2.5 million shares of our common stock at an offering price of $10.00 per share. The proceeds, net of expenses, from this public offering of approximately $22.0 million were placed in investment grade cash equivalents. Our working capital position was $5.6 million and $9.0 million at June 30, 1999 and December 31, 1998, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998 (continued)

Liquidity and Capital Resources (continued)

We believe that current cash balances, cash flows from operations, and borrowings available under our revolving working capital line of credit and equipment facility with Silicon Valley Bank will be adequate to provide for our capital expenditures and working capital requirements for the foreseeable future. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities will use significant cash.

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

Cash used in operating activities was approximately $4.5 million and $507,000 during the six months ended June 30, 1999 and 1998, respectively. Cash used by operations during the six months ended June 30, 1999, was primarily attributable to an increase in accounts receivable, and a decrease in accounts payable and accrued liabilities, and deferred revenue. Cash used by operations during the six months ended June 30, 1998, was primarily attributable to an increase in accounts receivable and a decrease in deferred revenue, partially offset by increases in accounts payable and accrued liabilities.

Cash used in investing activities was approximately $2.0 million and $1.6 million during the six months ended June 30, 1999 and 1998, respectively. The cash used in investing activities during the six months ended June 30, 1999 and 1998, was primarily attributable to the purchases of computer equipment and software.

Cash used by financing activities was approximately $197,000 during the six-month period ended June 30, 1999, and the cash provided by financing activities was approximately $20.9 million for the six-month period ended June 30, 1998. The cash used by financing activities during the six months ended June 30, 1999, was primarily attributable to the repayment of long-term borrowings. The cash provided by financing activities during the six months ended June 30, 1998, was primarily attributable to the Company's initial public offering effective May 26, 1998, for net proceeds of approximately $22.0 million.

In March 1997, we entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with a leasing company. The Equipment Line bears interest at rates negotiated with each loan or lease schedule (generally 22.0% to 22.5%) and is collateralized by all of the equipment purchased with the proceeds thereof. As of June 30, 1999, the principal balance on the Equipment Line payable was $350,000.

We have a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $8.0 million or 80% of accounts receivable. Borrowings outstanding under the equipment facility are limited to $1.0 million. Interest on the revolving credit facility is at prime rate and on the equipment facility at prime plus 1.0% and is collateralized by all of our assets. The line of credit and equipment term facility with Silicon Valley Bank was renewed in May of 1999 and will expire in June of 2000. As of June 30, 1999, we had no outstanding balance and had $8.7 million

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998 (continued)

Liquidity and Capital Resources (continued)

available for future borrowings under this agreement.

We had net operating loss carryforwards ("NOL's") of approximately $29.3 million at June 30, 1999, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

Cautionary Statements for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding our intent, belief or current expectations, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which we operate,
(ii) competitive pressures in the markets in which we operate, (iii) the effect of future legislation or regulatory changes on our operations and (iv) other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Quarter and Six Months Ended June 30, 1999, Compared to Quarter and Six Months Ended June 30, 1998 (continued)

Impact of Year 2000 (continued)

With respect to our internal systems, we are taking steps to prepare our systems for the Year 2000 date change. We have completed our inventory efforts and we expect remediation and testing efforts to continue through the third quarter of 1999. We estimate that costs for Year 2000 compliance efforts will be approximately $300,000. We do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the Year 2000. However, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems could be experienced. We are currently unable to estimate the most reasonably likely worst-case effects of the Year 2000. We are currently preparing contingency plans for any such unanticipated negative effects. We expect these plans to be completed by the end of the third quarter of 1999.

We have contacted all third parties with which we have material relationships. We do not believe that we will incur any material costs or experience significant business interruptions as result of Year 2000 non-compliance by third parties. However, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used by our material third parties could be experienced. We are currently preparing contingency plans for any such unanticipated negative effects. These contingency plans will be completed by the third quarter of 1999.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The following proposals were submitted to our stockholders at our annual stockholders meeting on May 27, 1999.

1. The proposal to elect Norman N. Behar as a Class I Director to serve until the 2002 annual stockholders' meeting. This proposal was approved with 8,760,380 shares or 79.90% voting for the proposal, zero shares or 0.0% withholding authority, and 14,820 shares or 0.14% abstaining from the proposal.
2. The proposal to elect Mark A. Johnson as a Class I Director to serve until the 2002 annual stockholders' meeting. This proposal was approved with 8,760,600 shares or 79.90% voting for the proposal, zero shares or 0.0% withholding authority, and 14,600 shares or 0.13% abstaining from the proposal.
3. The proposal to elect William S. Kaiser as a Class I Director to serve until the 2002 annual stockholders' meeting. This proposal was approved with 8,691,175 shares or 79.27% voting for the proposal, zero shares or 0.0% withholding authority, and 84,025 shares or 0.77% abstaining from the proposal.
4. The proposal to ratify the selection of Arthur Andersen, L.L.P. as our independent public accountants for the year ending December 31, 1999. This proposal was approved with 8,686,152 shares or 79.22% voting for the proposal, 84,838 shares or 0.77% voting against the proposal, and 4,210 shares or 0.04% abstaining from the proposal.
5. The proposal to amend our 1998 Stock Incentive Plan to increase the number of shares of common stock available for grant thereunder from 1,000,000 to 1,500,000 shares. This proposal was approved with 8,673,977 shares or 79.11% voting for the proposal, 98,623 shares or 0.90% voting against the proposal, and 2,600 shares or 0.02% abstaining from the proposal.

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits

            27.1 Financial Data Schedule

     (b)    Reports on Form 8-K - None

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CLARUS CORPORATION
                                   (Registrant)




Date: August 13, 1999            By:  /s/William A. Fielder, III
      ---------------                 ---------------------------------------
                                        William A. Fielder, III
                                        Chief Financial Officer and Treasurer