Form 10-Q
period 1999-09-30
CLARUS CORP
filed 1999-11-09
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

 COMMISSION FILE NUMBER: 0-24277

                               CLARUS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     58-1972600
-----------------------------------        -------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                    Identification Number)

                             3970 Johns Creek Court
                             Suwanee, Georgia 30024
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (770) 291-3900
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


             -------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

                        COMMON STOCK, ($.0001 PAR VALUE)
             -------------------------------------------------------

              11,223,494 SHARES OUTSTANDING AS OF OCTOBER 31, 1999

INDEX

                               CLARUS CORPORATION

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements


                  Condensed Consolidated Balance Sheets (unaudited) - September
                     30, 1999, and December 31, 1998;

                  Condensed Consolidated Statements of Operations (unaudited) -
                    Three months and nine months ended September 30, 1999 and 1998;

                  Condensed Consolidated Statements of Cash Flows (unaudited) -
                    Nine months ended September 30, 1999 and 1998;

                  Notes to Condensed Consolidated Financial Statements (unaudited) -
                    September 30, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

PART II           OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                               CLARUS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                               SEPTEMBER 30,        DECEMBER 31,
                                                                                    1999                1998
                                                                             ------------------- -------------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $     5,882         $    14,799
     Trade accounts receivable, less allowance for doubtful accounts
        of $678 and $401 in 1999 and 1998, respectively                                  9,560               8,998
     Prepaid and other current assets                                                    2,018                 553
                                                                                        ------              ------
Total current assets                                                                    17,460              24,350

PROPERTY AND EQUIPMENT - net                                                             4,515               3,454


OTHER ASSETS:

     Intangible assets, net of accumulated amortization of $3,266
        and $1,967 in 1999 and 1998, respectively                                       10,737              11,963
     Investments                                                                         1,168                  -0-
     Deposits and other long-term assets
                                                                                           146                 315
                                                                                        ------              ------
Total other assets                                                                      12,051              12,278
                                                                                        ------              ------





TOTAL ASSETS                                                                          $ 34,026            $ 40,082
                                                                                       =======            ========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (CONTINUED)

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNT)


                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                         1999                1998
                                                                                   -------------------  ------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                            $     7,469          $    7,426
     Deferred revenue                                                                          6,566               7,397
     Current maturities of long-term debt                                                      2,449                 526
                                                                                              ------              ------
Total current liabilities                                                                     16,484              15,349
NON-CURRENT LIABILITIES:
     Deferred revenue                                                                          1,754               2,302
     Long-term debt, net of current maturities                                                     3                 245
     Other non-current liabilities                                                               251                  75
                                                                                              ------              ------
Total liabilities                                                                             18,492              17,971


STOCKHOLDERS' EQUITY:

    Common Stock, $.0001 par value; 25,000,000 shares authorized in 1999 and
    1998; 11,241,476 and 11,002,508 shares issued in 1999 and 1998, respectively                   1                  1

    Additional paid in capital                                                                61,971              61,393
     Accumulated deficit                                                                     (46,002)            (38,721)
     Warrants                                                                                     40                  40

    Treasury stock, at cost                                                                       (2)                 (2)

     Deferred compensation
                                                                                                (474)               (600)
                                                                                               ------              ------
Total stockholders' equity                                                                    15,534               22,111
                                                                                              ------               ------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $  34,026           $   40,082
                                                                                            =========           =========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                                            SEPTEMBER 30                             SEPTEMBER 30
                                                --------------------------------------   --------------------------------------
                                                        1999               1998                  1999               1998
REVENUES:
     License fees                                     $ 2,259           $  5,623            $   10,138          $  14,066
     Services fees                                      3,896              4,387                13,949             11,277
     Maintenance fees                                   2,601              1,937                 7,349              5,351
                                                ----------------   ----------------      -----------------  ------------------
         Total revenues                                 8,756             11,947                31,436             30,694
COST OF REVENUES:
     License fees                                         258                960                   969              1,525
     Services fees                                      2,992              2,717                 9,632              7,223
     Maintenance fees                                     996                925                 2,966              2,442
                                                -----------------  -----------------     -----------------  -----------------
         Total cost of revenues                         4,246              4,602                13,567             11,190


OPERATING EXPENSES:

     Research and development                            2,178             1,630                 6,730              4,157
     Sales and marketing                                 4,190             3,029                11,007              8,419
     General and administrative                          1,505             1,175                 4,727              3,723
     Depreciation and amortization                         967               526                 2,800              1,456
     Non-cash compensation                                  42                38                   126                842
                                                -----------------  ------------------    ------------------ ------------------
       Total operating expenses                          8,882             6,398                25,390             18,597

OPERATING INCOME (LOSS)                                 (4,372)              947                (7,521)               907
INTEREST INCOME                                             82               243                   310                402
INTEREST EXPENSE                                            19                51                    70                172
MINORITY INTEREST                                           -0-               -0-                   -0-                36
                                                -----------------  ------------------    ------------------ ------------------

 NET INCOME (LOSS)                                    $ (4,309)         $  1,139            $   (7,281)          $  1,101
                                                ================== =================     ================== ==================
  Income (loss) per common share:

     Basic                                            $  (0.39)         $   0.12            $    (0.66)          $   0.22
     Diluted                                          $  (0.39)         $   0.11            $    (0.66)          $   0.13


  Weighted average shares outstanding

     Basic                                              11,095             9,123                11,010              5,080
     Diluted                                            11,095            10,039                11,010              8,767




SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                               NINE MONTHS ENDED
                                                                                                  SEPTEMBER 30
                                                                                    ---------------------------------------
                                                                                          1999                 1998
                                                                                    ----------------     ------------------
   OPERATING ACTIVITIES
   Net income (loss)                                                                $        (7,281)     $         1,101
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation                                                                          1,559                  826
        Amortization                                                                          1,299                  630
        Minority interest in subsidiary                                                          -0-                  36
        Amortization of debt discount                                                            -0-                  55
        Deferred compensation                                                                   126                  842
       Loss on disposal of property and equipment                                                53                  -0-
       Changes in operating assets and liabilities:
           Accounts receivable                                                                 (562)              (6,867)
           Prepaid and other current assets                                                  (1,465)                  87
           Deposits and other long-term assets                                                  169                  (63)
           Accounts payable and accrued liabilities                                              43                2,051
           Deferred revenue                                                                  (1,379)                (181)
           Other non-current liabilities                                                        176                   21
                                                                                    ----------------     ------------------
                                            NET CASH USED IN OPERATING ACTIVITIES            (7,262)              (1,462)


   INVESTING ACTIVITIES
       Purchases of property and equipment                                                   (2,673)              (1,551)
       Equity securities received in connection with a license agreement                     (1,168)                  -0-
       Increases in intangible assets                                                           (73)                (709)
       Purchase of minority interest in subsidiary                                               -0-                (326)
                                                                                     ----------------     ------------------
                                              NET CASH USED IN INVESTING ACTIVITIES          (3,914)              (2,586)


   FINANCING ACTIVITIES:
       Proceeds from issuance of common stock                                                   578               22,081
       Proceeds from notes payable and short-term borrowings                                  2,100                1,645
       Repayments of notes payable and short-term borrowings                                   (419)              (3,428)
       Proceeds from issuance of preferred stock                                                 -0-                 150
       Proceeds from the exercise of warrants                                                    -0-                 612
       Dividends paid to holder of minority interest                                             -0-                (241)
                                                                                    ----------------     ------------------
                                          NET CASH PROVIDED BY FINANCING ACTIVITIES           2,259               20,819
                                                                                    ----------------     ------------------
   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          (8,917)              16,771
   CASH AND CASH EQUIVALENTS, beginning of period                                            14,799                7,213
                                                                                    ----------------     ------------------

   CASH AND CASH EQUIVALENTS, end of  period                                         $        5,882      $       23,984
                                                                                    ================      =================
   SUPPLEMENTAL CASH FLOW DISCLOSURE:

        Cash paid for interest                                                      $           70       $          123
                                                                                    ===============       =================

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

NOTE 2.  EARNINGS PER SHARE


Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. Diluted net income per share for the quarter and the nine months ended September 30, 1998, includes the effect of common stock equivalents, including redeemable convertible preferred stock.

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

During the second quarter ended June 30, 1999, the Company entered a license and support agreement with a customer in exchange for approximately $1,547,000, consisting of $379,000 in cash and equity securities valued at $1,168,000, for which we received 350,400 shares of restricted common stock on September 29, 1999. The cash portion is due by December 31, 1999.

During the third quarter ended September 30, 1999, the Company entered a license and support agreement with a customer in exchange for approximately $855,000, consisting of $355,000 in cash and consulting services valued at $500,000. These and other consulting services to be provided by the customer will be utilized by the Company by September 30, 2000. The Company has also committed to utilizing an additional $1.0 million in consulting services prior to September 30, 2000.

NOTE 4.  SUBSEQUENT EVENT

On October 18, 1999, the Company sold substantially all of its traditional financial and human resources business for a total of approximately $17 million to Geac Computer Systems, Inc. and Geac Canada Limited. The accompanying financial statements include the operations of our ERP and B2B businesses. The Company did not begin operation of its B2B business until the purchase of ELEKOM in November of 1998. Total B2B revenue for the quarter and nine months ended September 30, 1999 was $2.0 million and $6.0 million, respectively. Total B2B revenue for the same periods ended September 30, 1998 was $186,000 and $192,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND RECENT DEVELOPMENTS

We were incorporated in Delaware in 1991. On May 26, 1998, we completed an initial public offering of our common stock and sold 2.5 million shares, which resulted in net proceeds of approximately $22.0 million.

On November 6, 1998, we acquired ELEKOM Corporation, ("ELEKOM"), in a merger for approximately $15.7 million, consisting of $8.0 million cash and approximately
1.4 million shares of our common stock. We recorded, as additional purchase price, (i) payments of $500,000 made to fund the operations of ELEKOM from October 1, 1998, through the closing date, and (ii) expenses of approximately $1.0 million to complete the merger. We also recorded $10.5 million of the purchase price as purchased in-process research and development during the fourth quarter of 1998.

On October 18, 1999, we sold substantially all of our traditional financial and human resources software ("ERP") business for a total of approximately $17 million to Geac Computer Systems, Inc. and Geac Canada Limited, (collectively, "Geac"). From the transaction with Geac (the "Geac Transaction"), we received approximately $14.2 million in proceeds, which is net of $2.9 million held in escrow. We used approximately $2.1 million of our proceeds to repay all of our indebtedness under our credit facility with Silicon Valley Bank, and approximately $300,000 to repay all of our indebtedness under our equipment loan. See "-Liquidity and Capital Resources."

Geac acquired the products, manufacturing assets, intellectual property and employees of our ERP business. Since the closing of the sale to Geac, we have focused exclusively on our business plans for delivering business-to-business electronic commerce ("B2B") products. The financial information for the quarters ended September 30, 1999 and September 30, 1998, and the nine months ended September 30, 1999 and September 30, 1998, include our ERP business that was sold to Geac on October 18, 1999.

BUSINESS SUMMARY

We develop, market, and support B2B applications. Our applications enable organizations to gain and improve control of operational resources, the non-production goods and services that are vital to the operations of every company, by leveraging Web commerce technology to connect large populations of frontline employees.

Our Clarus (TM) Commerce line of products is a Web-based class of systems that analysts have termed Business Resource Management. Our entire Clarus (TM) line of products is based on a flexible, open architecture, which allows for the leverage of leading commerce technologies and industry standards, such as the Microsoft Commerce platform, Biztalk, and XML.

We offer electronic commerce solutions and applications that allow companies to leverage the technology of the Internet to automate business processes and proactively manage business resources. Our solutions are designed to provide a closed-loop management process that enables companies to plan, control, and analyze their operational resources in a real-time manner. Our solutions are designed to provide open enterprise integration by employing a message-based integration layer between our operational resource systems, our analysis and control systems, and traditional enterprise resource planning solutions. Our solutions are also designed with Clarus View, a personalized real-time view of the business operating environment that facilitates proactive control.

In addition, we provide dedicated implementation services as an integral part of our solution, and believe that these services result in a high level of customer satisfaction, strong customer references, and long-term relationships. We provide ongoing support services to assist customers in maintaining and updating their systems, training their employees, and adding functionality as the customers' businesses grow and their requirements change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


BUSINESS SUMMARY (CONTINUED)


We license our products and services through multiple partnership and co-marketing arrangements and a direct sales force in the United States and Canada. Our flagship product, Clarus eProcurement, is being used at more than 23 sites for customers, including Mastercard International, Metlife, First Data Corporation, and Parsons Brinckerhoff, with planned deployment to more than 130,000 employees.


ACCOUNTING TREATMENT


Our revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. Effective January 1, 1998, we adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP No. 97-2"). Paragraphs 11 and 12 of SOP No. 97-2 were amended by Statement of Position No. 98-9, "Software Revenue Recognition, With Respect to Certain Transactions" ("SOP No. 98-9"). SOP No. 98-9 requires recognition of revenue using the "residual method" when: (i) there is vendor-specific objective evidence of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (ii) vendor-specific objective evidence of fair value does not exist for one or more of the delivered elements in the arrangement, and (iii) all revenue-recognition criteria in SOP No. 97-2 other than the requirement for vendor-specific objective evidence of the fair value of each delivered element of the arrangement are satisfied. SOP No. 98-9 was effective for transactions entered into after March 15, 1999. Under SOP No. 97-2, we recognize software license revenue when the following criteria are met: (i) a signed and executed contract is obtained, (ii) shipment of the product has occurred, (iii) the license fee is fixed and determinable, (iv) collectibility is probable, and (v) remaining obligations under the license agreement are insignificant.

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

ACCOUNTING TREATMENT (CONTINUED)

management personnel, and related travel expenses, as well as occupancy, equipment, and other administrative costs.


We had net operating loss carryforwards ("NOL's") of approximately $33.6 million at September 30, 1999, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.

AFFILIATE RELATIONSHIPS

In March 1995, we, along with Technology Ventures, L.L.C. ("Technology Ventures"), which is controlled by Joseph S. McCall, a former director of ours, formed Clarus Professional Services, L.L.C. (formerly SQL Financial Services, L.L.C.; the "Services Subsidiary") to provide implementation, training and upgrade services exclusively for our customers. On February 5, 1998, Technology Ventures sold its 20% interest in the Services Subsidiary to us in exchange for 225,000 shares of our common stock, a warrant to purchase an additional 300,000 shares of our common stock at a price of $3.67 per share, and a non-interest bearing promissory note in the principal amount of $1.1 million. The purchase of the remaining 20% of the Services Subsidiary was accounted for using the purchase method of accounting and resulted in goodwill in the amount of $4.2 million, which is being amortized over 15 years. In May 1999, Clarus Professional Services, L.L.C. merged with and into Clarus Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of total revenues for the periods indicated:

                                                  THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                     SEPTEMBER 30                           SEPTEMBER 30
                                           ----------------------------------    ------------------------------------
                                                 1999              1998                1999             1998
Revenues:
     License fees                                 25.8 %            47.1 %              32.2 %           45.8 %
     Services fees                                44.5              36.7                44.4             36.8
     Maintenance fees                             29.7              16.2                23.4             17.4
                                           ----------------------------------    ------------------------------------
         Total revenues                          100.0             100.0               100.0            100.0
Cost of revenues:
     License fees                                  2.9               8.1                 3.1              5.0
     Services fees                                34.2              22.7                30.6             23.5
     Maintenance fees                             11.4               7.7                 9.4              7.9
                                           ----------------------------------    ------------------------------------
         Total cost of revenues                   48.5              38.5                43.1             36.4


Operating expenses:
     Research and development                     24.9              13.7                21.4             13.5
     Sales and marketing                          47.9              25.4                35.0             27.4
     General and administrative                   17.2               9.8                15.0             12.1
     Depreciation and amortization                11.0               4.4                 8.9              4.8
     Non-cash compensation                         0.5               0.3                 0.4              2.8
                                           ----------------------------------    ------------------------------------
       Total expenses                            101.5              53.6                80.7             60.6

 Operating income (loss)                         (50.0)              7.9               (23.8)             3.0
     Interest income                               0.9               2.0                 1.0              1.3
     Interest expense                              0.2               0.4                 0.2              0.6
     Minority interest                             0.0               0.0                 0.0              0.1
                                           ==================================    ====================================
 Net income (loss)                               (49.3)              9.5               (23.0)             3.6
                                           ==================================    ====================================



  Gross margin on license fees                    88.6              82.9                90.4             89.2
  Gross margin on services fees                   23.2              38.1                30.9             36.0
  Gross margin on maintenance fees                61.7              52.3                59.6             54.4

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998


REVENUES

TOTAL REVENUES. For the quarter ended September 30, 1999, total revenues decreased 26.7% to $8.7 million from $11.9 million in the comparable period in 1998. For the nine months ended September 30, 1999, total revenues increased 2.4% to $31.4 million from $30.7 million in the comparable period in 1998. The decrease for the quarter was primarily attributable to a decrease in license fees. The increase for the nine months was attributable to increases in services fees and maintenance fees.

LICENSE FEES. License fees decreased 59.8% to $2.2 million, or 25.8% of total revenues, in the quarter ended September 30, 1999, from $5.6 million, or 47.1% of total revenues, in the comparable period in 1998. License fees decreased 27.9% to $10.1 million, or 32.2% of total revenues, in the nine months ended September 30, 1999, from $14.1 million, or 45.8%, in the comparable period in 1998. The decrease in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)


QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)


REVENUES (CONTINUED)

LICENSE FEES (CONTINUED)


license fees resulted from a decrease in the number of ERP products licensed, partially offset by increased sales of our B2B products. The increased sales of our B2B products reflects the demand for our solutions combined with an increase in the average customer transaction size for B2B products when compared to the average transaction size for our ERP products.

SERVICES FEES. Services fees decreased 11.2% to $3.9 million, or 44.5% of total revenues, in the quarter ended September 30, 1999, from $4.4 million, or 36.7% of total revenues, in the comparable period in 1998. Services fees increased 23.7% to $13.9 million, or 44.4% of total revenues, in the nine months ended September 30, 1999, from $11.3 million, or 36.8% of total revenues, in the comparable period in 1998. The decrease in services fees was primarily due to the lower levels of software licenses sold in the periods preceding the quarter ended September 30, 1999, as compared to the level of licenses sold in the period preceding the quarter ended September 30, 1998. The increase in services fees was attributable to a higher level of ERP products licensed in the six to nine months preceding September 30, 1999 compared to the six to nine months preceding September 30, 1998.

MAINTENANCE FEES. Maintenance fees increased 34.3% to $2.6 million, or 29.7% of total revenues, in the quarter ended September 30, 1999, from $1.9 million, or 16.2% of total revenues, in the comparable period in 1998. Maintenance fees increased 37.3% to $7.3 million, or 23.4% of total revenues, in the nine months ended September 30, 1999, from $5.4 million, or 17.4% of total revenues, in the comparable period in 1998. This increase in maintenance fees was primarily due to the signing of license agreements with new customers and the renewal of maintenance agreements with existing customers.

COST OF REVENUES

TOTAL COST OF REVENUES. Cost of revenues decreased 7.7% to $4.2 million, or 48.5% of total revenues, in the quarter ended September 30, 1999, from $4.6 million, or 38.5% of total revenues, in the comparable period in 1998. Cost of revenues increased 21.2% to $13.6 million, or 43.1% of total revenues, in the nine months ended September 30, 1999, from $11.2 million, or 36.4% of total revenues, in the comparable period in 1998. The decrease in the cost of revenues for the quarter were primarily due to decreased royalty expenses. The increase in the cost of revenues for nine months was primarily due to an increase in personnel and related expenses.

COST OF LICENSE FEES. Cost of license fees decreased 73.1% to $258,000, or 11.4% of total license fees, in the quarter ended September 30, 1999, compared to $960,000, or 17.1% of total license fees, in the comparable period in 1998. Cost of license fees decreased 36.5% to $969,000, or 9.6% of total license fees, in the nine months ended September 30, 1999, compared to $1.5 million, or 10.8% of total license fees, in the comparable period in 1998. The decrease in the cost of license fees, and the decrease as a percentage of total license fees, were primarily attributable to a decrease in the sale of third-party software products distributed. Royalties decreased in part as a result of the ELEKOM acquisition. Royalties paid to ELEKOM, as a third party, are included in the 1998 numbers.

COST OF SERVICES FEES. Cost of services fees increased 10.1% to $3.0 million, or 76.8% of total services fees, in the quarter ended September 30, 1999, compared to $2.7 million, or 61.9% of total services fees, in the comparable period in 1998. Cost of services fees increased 33.4% to $9.6 million, or 69.1% of total

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

COST OF REVENUES (CONTINUED)

COST OF SERVICES FEES (CONTINUED)

services fees, in the nine months ended September 30, 1999, compared to $7.2 million, or 64.0% of total services fees, in the comparable period in 1998. This increase in the cost of services fees was primarily attributable to an increase in the personnel and related costs to provide implementation, training, and upgrade services. The increase in cost of services fees as a percentage of revenue for the quarter and nine months ended September 30, 1999, was primarily due to decreased utilization of services personnel, and costs involved in developing the new commerce business.

COST OF MAINTENANCE FEES. Cost of maintenance fees increased 7.7% to $996,000, or 38.3% of total maintenance fees, in the quarter ended September 30, 1999, compared to $925,000, or 47.7% of total maintenance fees, in the comparable period in 1998. Cost of maintenance fees increased 21.5% to $3.0 million, or 40.4% of total maintenance fees, in the nine months ended September 30, 1999, compared to $2.4 million, or 45.6% of total maintenance fees, in the comparable period in 1998. This increase in the cost of maintenance fees was primarily attributable to an increase in the personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees decreased primarily due to higher utilization of personnel to support the maintenance customer base.

RESEARCH AND DEVELOPMENT

Research and development expenses increased 33.6% to $2.2 million, or 24.9% of total revenues, in the quarter ended September 30, 1999, from $1.6 million, or 13.7% of total revenues, in the comparable period in 1998. Research and development expenses increased 61.9% to $6.7 million, or 21.4% of total revenues, in the nine months ended September 30, 1999, from $4.2 million, or 13.5% of total revenues, in the comparable period in 1998. Research and development expenses increased during the quarter and nine months ended September 30, 1999, primarily due to increased personnel costs related to the development of our B2B products.

SALES AND MARKETING

Sales and marketing expenses increased 38.3% to $4.2 million, or 47.9% of total revenues, in the quarter ended September 30, 1999, from $3.0 million, or 25.4% of total revenues, in the comparable period in 1998. Sales and marketing expenses increased 30.7% to $11.0 million, or 35.0% of total revenues, in the nine months ended September 30, 1999, from $8.4 million, or 27.4% of total revenues, in the comparable period in 1998. The increase in sales and marketing expenses was primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities related to our B2B products.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 28.1% to $1.5 million, or 17.2% of total revenues, in the quarter ended September 30, 1999, from $1.2 million, or 9.8% of total revenues, in the comparable period in 1998. General and administrative expenses increased 27.0% to $4.7 million, or 15.0% of total revenues, in the nine months ended September 30, 1999, from $3.7 million, or 12.1% of total revenues, in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

GENERAL AND ADMINISTRATIVE (CONTINUED)

comparable period in 1998. The increase in general and administrative expenses was primarily attributable to increases in personnel and related costs.


DEPRECIATION AND AMORTIZATION

Depreciation of tangible equipment and amortization of intangible assets increased 83.8% to $967,000, or 11.0% of total revenues, in the quarter ended September 30, 1999, from $526,000, or 4.4% of total revenues, in the comparable period in 1998. Depreciation of tangible equipment and amortization of intangible assets increased 92.3% to $2.8 million, or 8.9% of total revenues, in the nine months ended September 30, 1999, from $1.5 million, or 4.8% of total revenues, in the comparable period in 1998. The increase in depreciation and amortization expense was due to an increase in goodwill resulting from the acquisition of ELEKOM Corporation in the fourth quarter of 1998, as well as increases in capital expenditures.

NON-CASH COMPENSATION

Non-cash compensation expense increased to $42,000, or 0.5% of total revenues, in the quarter ended September 30, 1999, from $38,000, or 0.3% of total revenues, in the comparable period in 1998. Non-cash compensation expense decreased to $126,000, or 0.4% of total revenues, in the nine months ended September 30, 1999, from $842,000, or 2.8% of total revenues, in the comparable period in 1998. The decrease in non-cash compensation is largely due to the recognition of a one-time charge in the second quarter of 1998 of approximately $705,000 when the Company accelerated the vesting of certain employee stock options issued in the first quarter of 1998. This charge represented the previously remaining unamortized deferred compensation recorded on these options. The Company expects to recognize a one-time charge of approximately $700,000 in the fourth quarter of 1999 related to the accelerated vesting of certain employee stock options as a result of the Geac Transaction.

OTHER INCOME

Interest income decreased to $82,000 in the quarter ended September 30, 1999, from $243,000, in the comparable period in 1998. Interest income decreased to $310,000 in the nine months ended September 30, 1999, from $402,000, in the comparable period in 1998. The decrease in interest income was primarily due to a reduction in the average level of cash available for investment.

INTEREST EXPENSE

Interest expense decreased 62.7% to $19,000 in the quarter ended September 30, 1999, from $51,000 in the comparable period in 1998. Interest expense decreased 59.3% to $70,000 in the nine months ended September 30, 1999, from $172,000, in the comparable period in 1998. This decrease was primarily due to lower average levels of debt in the quarter and nine months ended September 30, 1999, as compared to the same periods in 1998.

INCOME TAXES

As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in the quarters and nine months ended September 30, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

On May 26, 1998, we completed our initial public offering of 2.5 million shares of our common stock at an offering price of $10.00 per share. The proceeds, net of expenses, from this public offering of approximately $22.0 million were placed in investment grade cash equivalents. Our working capital position was $1.0 million and $9.0 million at September 30, 1999 and December 31, 1998, respectively. We believe that current cash balances and cash flows from operations will be adequate to provide for our capital expenditures and working capital requirements for the foreseeable future. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities will use significant cash.

Cash used in operating activities was approximately $7.3 million and $1.5 million during the nine months ended September 30, 1999 and 1998, respectively. Cash used by operations during the nine months ended September 30, 1999, was primarily attributable to increases in accounts receivable and prepaid and other current assets, and a decrease in deferred revenue. Cash used by operations during the nine months ended September 30, 1998, was primarily attributable to an increase in accounts receivable, partially offset by an increase in accounts payable and accrued liabilities.

Cash used in investing activities was approximately $3.9 million and $2.6 million during the nine months ended September 30, 1999 and 1998, respectively. The cash used in investing activities during the nine months ended September 30, 1999 was primarily attributable to the purchase of computer equipment and software and equity securities acquired as consideration for entering a software license and support agreement in the second quarter of 1999. The cash used in investing activities during the nine months ended September 30, 1998, was primarily attributable to the purchases of computer equipment and software.

Cash provided by financing activities was approximately $2.2 million during the nine-month period ended September 30, 1999, and the cash provided by financing activities was approximately $20.8 million for the nine-month period ended September 30, 1998. The cash provided by financing activities during the nine months ended September 30, 1999, was primarily attributable to proceeds from the working capital line of credit with Silicon Valley Bank. The cash provided by financing activities during the nine months ended September 30, 1998, was primarily attributable to the Company's initial public offering effective May 26, 1998, for net proceeds of approximately $22.0 million.

In March 1997, we entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million (the "Equipment Line") with a leasing company. The Equipment Line bears interest at rates negotiated with each loan or lease schedule (generally 22.0% to 22.5%) and is collateralized by all of the equipment purchased with the proceeds thereof. As of September 30, 1999, the principal balance on the Equipment Line payable was $290,000, which was paid off in connection with the Geac Transaction.


We have a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $8.0 million or 80% of accounts receivable. Borrowings outstanding under the equipment facility are limited to $1.0 million. Interest on the revolving credit facility is at prime rate and on the equipment facility at prime plus 1.0% and is collateralized by all of our assets. The line of credit and equipment term facility with Silicon Valley Bank was renewed in May of 1999 and will expire in June of 2000. As of September 30, 1999, the equipment

INTEREST ON ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

facility had no outstanding balance and the credit facility had a principal balance outstanding of $2.1 million, which was paid off in connection with the Geac Transaction. We are currently renegotiating the terms of our credit facility with Silicon Valley Bank consistent with the requirements for our continuing operations.


On October 18, 1999, we closed the Geac Transaction and sold our ERP business for approximately $17 million. We received approximately $14.2 million in proceeds, which is net of $2.9 million held in escrow. We used approximately $2.1 million of our proceeds to repay all of our indebtedness under our credit facility with Silicon Valley Bank, and approximately $300,000 to repay all of our indebtedness under our equipment loan. In connection with the Geac Transaction, Geac placed $2.9 million of the total $17.1 million purchase price in escrow for six months to secure potential purchase price reductions and indemnification obligations.

We had net operating loss carryforwards ("NOL's") of approximately $33.6 million at September 30, 1999, which begin expiring in 2007. We established a valuation allowance equal to the NOL's and all other deferred tax assets. The benefits from these deferred tax assets will be recorded when realized, which will reduce our effective tax rate for future taxable income, if any. Our ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code, as we are deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOL's may not be realizable in future years due to the limitation.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT


This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. When used in this report, the words "believes," "expects," "anticipates," "estimates" and similar words and expressions are generally intended to identify forward-looking statements. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. Readers of this report are cautioned that any forward-looking statements, including those regarding our intent, belief or current expectations, are not guarantees of future performance, results or events and involve risks and uncertainties, and that actual results and events may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to, (i) general economic conditions in the markets in which we operate,
(ii) competitive pressures in the markets in which we operate, (iii) the effect of future legislation or regulatory changes on our operations, (iv) the demand for our products, and (v) other factors described from time to time in our filings with the Securities and Exchange Commission. The forward-looking statements included in this report are made only as of the date hereof. We undertake no obligation to update such forward-looking statements to reflect subsequent events or circumstances.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999, COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998 (CONTINUED)

IMPACT OF YEAR 2000 (CONTINUED)

If the relational database management systems used with our software are not Year 2000 compliant, our customers may not be able to continue to use our products. However, we may be exposed to potential claims resulting from system problems associated with the century change.

With respect to our internal systems, we are taking steps to prepare our systems for the Year 2000 date change. Remediation of our systems is 99% complete with the remainder of our systems to be remediated in early November. We currently estimate that costs for Year 2000 compliance efforts will be approximately $300,000. We do not believe that we will incur any material costs or experience material disruptions in our business associated with preparing our internal systems for the Year 2000. However, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in our internal systems could be experienced. We are currently unable to estimate the most reasonably likely worst-case effects of the Year 2000. Due to the recent sale of the ERP business to Geac, we are re-evaluating and preparing contingency plans for the commerce business for any such unanticipated negative effects. We expect these plans to be completed by the end of November 1999.

We have contacted all third parties with whom we have material relationships. We do not believe that we will incur any material costs or experience significant business interruptions as result of Year 2000 non-compliance by third parties. However, unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used by our material third parties could be experienced. We are currently preparing contingency plans for any such unanticipated negative effects. These contingency plans will be completed by the end of November 1999.



PART II.          OTHER INFORMATION
ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

       (a)        Exhibits

                  27.1 Financial Data Schedule

       (b)        Reports on Form 8-K


                  The Company filed the following Form 8-Ks in the quarter ended September 30, 1999:

                  (i) On August 31, 1999, the Company filed a Form 8-K to report the execution of an asset purchase agreement and related agreements with Geac Computer Systems, Inc. and Geac Canada Limited.

                  (ii) On September 21, 1999, the Company filed a Form 8-K/A to amend certain pro forma financial information in connection with the sale of certain assets to Geac Computer System, Inc. and Geac Canada Limited.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CLARUS CORPORATION
                                                   (Registrant)




Date: November 9, 1999              By:    /s/Arthur G. Walsh, Jr.
      ----------------                    -----------------------------
                                           Arthur G. Walsh, Jr.
                                           Chief Financial Officer and Secretary