Form 10-K405
period 1999-12-31
CLARUS CORP
filed 2000-03-30
CIK 913277

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    --------    --------

                        Commission file number 0-24277

                              Clarus Corporation
            (Exact name of Registrant as specified in its Charter)

       Delaware                                        58-1972600
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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 15, 2000 was approximately $1.4 billion based on $115.00 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

     The number of shares of the Registrant's common stock outstanding at March 15, 2000, was 14,029,451 shares.

                      DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 1999 fiscal year end are incorporated by reference into Part III of this report.

                               TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
PART I
 ITEM 1.     BUSINESS...................................................................................     1
 ITEM 2.     PROPERTIES.................................................................................    18
 ITEM 3.     LEGAL PROCEEDINGS..........................................................................    18
 ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................    18

PART II
 ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................................    19
 ITEM 6.     SELECTED FINANCIAL DATA....................................................................    20
 ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS......    21
 ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................    30
 ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.................................................    31
 ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.......    53

PART III
 ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........................................    54
 ITEM 11.    EXECUTIVE COMPENSATION.....................................................................    54
 ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.............................    54
 ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................    54

PART IV
 ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K............................    55

 SIGNATURES.............................................................................................    57

                                     PART I


ITEM 1.  BUSINESS

Overview

  We develop, market and support an Internet-based business-to-business electronic commerce solution that automates the procurement and management of operating resources. Operating resources are the goods and services required to operate a company such as information technology, telecommunications and office equipment, professional services, maintenance, repair and operating supplies and travel and entertainment expenses. Our solution enables buyers to improve profitability by reducing processing costs associated with purchasing operating resources and by maximizing procurement economies of scale. Additionally, our solution benefits suppliers by reducing sales costs and providing the opportunity to increase revenues. Our solution also provides a framework to enable digital marketplaces, allowing companies to create trading communities and additional revenue opportunities. Our flagship product, Clarus eProcurement, has been licensed by customers such as Comcast Corporation, First Data Corporation, Gjensidige NOR, MasterCard International, MetLife, Parsons Brinckerhoff, Perot Systems, The Container Store and Wachovia Operational Services Corporation.

  Our solution, based on a free trade model, provides a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized trading portal. Our solution performs the value-added trading services delivered by centralized trading portals, while eliminating the transaction fees and scalability limitations of those portals. It is designed to integrate with third-party enterprise resource planning solutions such as those provided by J.D. Edwards, Oracle, PeopleSoft and SAP. By providing real-time purchasing data analysis, our solution also facilitates proactive management and control of operating resources. Our solution is based on a flexible, open architecture and leverages leading e-commerce technologies and industry standards such as Microsoft's e-commerce platform and XML. We also provide implementation and ongoing customer support services as an integral part of our complete procurement solution.

Industry Background

  According to Killen & Associates, a leading Internet market research firm, operating resource expenditures are often the largest segment of corporate expenditures, representing approximately 33% of an average company's total revenues. Most organizations buy operating resources through paper-based or semi-automated processes. These processes are costly, time consuming and complex and often include the re-entry of information, lengthy approval cycles and significant involvement of financial and administrative personnel. These time consuming processes often result in fulfillment delays to end-users, leading to productivity losses. Beyond the time and expense associated with manual processing costs, organizations suffer even greater costs when they cannot fully leverage procurement economies of scale. Most organizations lack the systems that enable them to monitor purchases and compile data necessary to negotiate volume discounts with preferred suppliers. In addition, many organizations suffer from a problem known as "maverick buying," which occurs when personnel suppliers are not used, organizations typically do not capture purchasing discounts.

  Traditional procurement processes also result in missed revenue opportunities and additional costs to suppliers. When buyers are unable to channel purchases to preferred suppliers, these suppliers lose revenue. Suppliers also suffer from inefficient, error-prone and manually intensive order fulfillment processes. Many suppliers dedicate significant resources to the manual entry of information from faxed or phoned-in purchase orders and the manual processing of paper checks, invoices and shipping notices. Suppliers also spend significant resources on customer acquisition and sales costs, including the production and distribution of paper catalogs. Without fully automated and integrated e-commerce technologies, both buyers and suppliers incur substantial extraneous costs in conducting commerce.

  By automating the operating resource procurement process, buyers can significantly reduce processing costs and enhance overall productivity, as end-users can order and receive requested items more quickly and with less effort. Automating the procurement process also lowers the overall costs of operating resources by enabling buyers to aggregate end-user purchases to maximize economies of scale. Additionally, because automating the procurement process minimizes end-user frustrations and facilitates the purchasing process, suppliers are likely to realize increased volume of orders and enhanced revenue opportunities. Automation also improves profitability for suppliers by reducing order processing and sales costs. With the adoption of the Internet as a business communication platform, organizations have begun to automate enterprise-wide and inter-organizational procurement activities. According to International Data Corporation, the worldwide market for Internet-based electronic procurement applications is expected to experience tremendous growth, increasing from approximately $147 million in 1998 to approximately $5.3 billion in 2003.

  In addition to the growth in the electronic procurement market, the rapid formation of digital marketplaces is another important e-commerce trend. Enablers of digital marketplaces, or Internet market makers, provide a common trading hub that is specifically designed to enable multi-buyer/multi-seller interaction and collaboration. Digital marketplaces enable new methods of commerce such as online sourcing, dynamic pricing and negotiations. These marketplaces are emerging across a variety of industry sectors and support different business models and functions.

  Most Internet-based procurement systems use a centralized trading portal through which all transactions must be effected. These portals typically charge transaction fees to either the buyer, the supplier or both. In addition to transaction fees, other potential disadvantages of the centralized trading portal model include decreased performance and reliability during times of heavy volume, disclosure of confidential trading data and vendor-controlled trade. Additionally, the rapid proliferation of digital marketplaces has created a significant need for an enabling software solution. As a result, we believe that there is a significant market opportunity for a comprehensive solution that optimizes electronic procurement and the development of digital marketplaces.

Our Solution

  We are a leading provider of Internet-based business-to-business electronic commerce applications that automate the procurement and management of operating resources. Our solution provides a framework to manage corporate procurement and enable digital marketplaces. Key elements of our solution include the following:

 .     Leveraged Network Model. Our solution, based on a free trade model, provides a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized trading portal. Our trading network, SupplierUniverse, performs the value-added trading services delivered by centralized trading portals, including content management and auction capabilities, while eliminating the transaction fees and scalability limitations of those portals. In addition, because procurement activity is not funneled through a single site, confidentiality and performance concerns are mitigated. We believe that the benefits of our leveraged network model will become increasingly compelling to customers seeking to reduce costs, improve operational efficiencies and develop new revenue opportunities.

 .     Integration with Existing Software.   Clarus Fusion is an XML-based
      integration framework that enables customers to quickly and easily integrate our electronic procurement application with existing enterprise resource planning systems. The integration of e-commerce solutions with enterprise resource planning software has traditionally been a challenging process given the complex and inflexible nature of custom implementations. Additionally, providers of e-commerce software solutions have had to address the problem of re-integrating the same products upon the release of a new version of their software or new versions of customers' enterprise resource planning systems. In contrast, Clarus Fusion provides a packaged integration solution by allowing links to be built to integrate our electronic procurement application with specific enterprise resource planning systems. We have developed Clarus Fusion Links for Oracle and Geac, and we are developing links to other major enterprise resource planning systems, including PeopleSoft, Epicor and J.D. Edwards.

 .     Zero Capital and Hosted Application Alternatives.   We have recently
      introduced a subscription-based zero capital model that will enable our customers to pay a monthly subscription fee for our software. We believe that our zero capital model will allow companies to realize a more rapid return on their investment by decreasing their up-front software expenditures and eliminate the challenges associated with capital budgeting. In addition, we have developed partnerships with application service providers who offer our customers a hosted software alternative as opposed to an on-site implementation. By leveraging these partnerships, customers can more rapidly and cost effectively deploy our solution while outsourcing the ongoing management and operation of our software. Through our zero capital model, we offer a broad range of businesses the opportunity to realize the benefits of our corporate procurement and digital marketplace solutions.

 .     Open Architecture.   Our solution is based on an open architecture and
      leverages leading electronic commerce technologies and industry standards such as Microsoft's e-commerce platform and XML. Our open architecture allows for maximum flexibility, scalability, ease of administration, lower infrastructure costs and rapid deployment.

Our Strategy

  Our objective is to be a leading global provider of business-to-business e-commerce applications that automate the procurement and management of operating resources. The key elements of our strategy are as follows:

 .     Achieve Broad Market Penetration.  We have developed a multi-channel distribution strategy to encourage and support our strategy of achieving widespread market penetration of our products. Our direct sales force targets large businesses. In addition, we market our solution to mid-sized businesses through a growing number of indirect channels, including application service providers, systems integrators and resellers. We also intend to achieve widespread acceptance of our procurement solution through our zero capital model.

 .     Leverage Solution into Digital Marketplaces.   We intend to continue to
      leverage our procurement technology into the rapidly emerging market for value added trading communities. Our approach is to provide the software that enables market makers to create their own digital marketplaces, not to actively own and operate the marketplaces. We intend to leverage our multi-channel distribution strategy to more rapidly accelerate the adoption of our solution as an enabler of digital marketplaces. In addition, we have dedicated significant resources to the continued development and delivery of our digital marketplace solution, and we intend to develop partnerships to increase the functionality of the solution.

 .     Increase International Market Presence.   We believe that there is a
      significant opportunity to establish Clarus as the leading provider of Internet-based procurement solutions in international markets. To capitalize on this opportunity, we are continuing to globalize our Clarus Commerce product suite and form strategic alliances with international partners to provide global distribution channels. We have formed a subsidiary in the United Kingdom to market our solution in Europe, the Middle East and Africa. We have also recently entered into strategic alliances with Perot Systems, a leading international systems integrator; Vesta Technologies, a leading Microsoft distributor in South America; Omega E-Commerce, a leading Microsoft distributor in Australia and New Zealand; and e-Vita, a systems integrator for e-business and knowledge management that services Finland, Norway, Sweden and Denmark.

 .     Build Brand Awareness Through Strategic Alliances. To build awareness of the Clarus brand and the key differentiators of our solution, we are aggressively developing relationships with technology market leaders through our focused business development organization. With these strategic partners, we conduct various co-branded marketing campaigns involving print advertisements, participation in traditional and web-based seminars and presentations at trade shows. Our key strategic partners include Cisco Systems, Compaq, MasterCard, Microsoft and Perot Systems.

Products

  Our Clarus Commerce solution includes an integrated suite of business-to-business e-commerce applications and an online trading network that together optimize the procurement and management of operating resources. Our solution enables buyers to improve profitability by reducing processing costs associated with purchasing operating resources and by maximizing procurement economies of scale. Additionally, our solution benefits suppliers by reducing sales costs and providing the opportunity to increase revenues. Our solution also provides a framework to enable digital marketplaces, allowing companies to create trading communities and additional revenue opportunities. Our Clarus Commerce suite of products and online trading network are based on a flexible, open architecture that leverages leading electronic commerce technologies and industry standards including Microsoft's e-commerce platform and XML. Our Clarus Commerce solution includes:

 .  Clarus eProcurement;
 .  Clarus SupplierUniverse;
 .  Clarus Content Services;
 .  Clarus Fusion;
 .  Clarus View; and
 .  Clarus eXpense.

  Clarus eProcurement.   Clarus eProcurement is an intranet-based business-to-
business electronic commerce application that automates the procurement of operating resources. Clarus eProcurement connects end-users, approvers and purchasing professionals in a streamlined procurement process. Clarus eProcurement benefits employees by ensuring that they efficiently receive the appropriate operating resources at a favorable price from approved corporate suppliers. Clarus eProcurement relieves purchasing professionals of the burden of requisitioning, checking and consolidating, freeing them to enhance and expand supplier relationships. Orders can be placed with suppliers in a number of ways, including by facsimile, e-mail or electronic data interchange transfer. The key characteristics of Clarus eProcurement are:

 .     User-friendly Interface. Because it requires only minimal training, our browser-based user interface promotes usage by all employees. The primary components of our user-friendly interface include:

      --  Clarus eTour--delivers an innovative, multi-sensory online training
          ------------
          experience that is an integral part of the application.

      --  Navigator--offers an intuitive menu system that aids users in
          ---------
          navigating the application with proactive directions and advice.

      --  LaunchPath--consists of a graphical step-by-step process that leads
          ----------
          users through procurement activity and provides shortcuts directly to a specific task.

      --  SmartCursor--provides interactive, non-intrusive feedback for end-
          -----------
          users as they navigate the application in the form of content-sensitive tips, help, directions and drop-down messages typically not available in browser-based applications.

      --  QuickApproval--gives purchasing professionals a streamlined, intuitive
          -------------
          means of rapidly performing approval duties from a single screen.

 .     Adaptable Business Rules. Using Clarus ActivePolicy and its graphical capabilities, organizations can rapidly address changing business policies and organizational structures. Clarus ActivePolicy requires no programming and therefore reduces reliance on a company's information technology organization.

 .     Access to Content. Clarus eProcurement provides collaborative content by supporting all types of catalog content-, buyer-, supplier- or aggregator-managed. Organizations can manage their own content or outsource the management, normalization and rationalization of their content. Users enjoy the same shopping experience regardless of the content source.

  Clarus SupplierUniverse.   Clarus SupplierUniverse consists of two components.
First, SupplierUniverse.com manages buyer and seller trading profiles and provides centralized trading services such as managing requests for qualification and conducting reverse auctions. Second, a distributed XML-based software component resides on the buyer or application service provider site and executes Internet-based transactions directly between buyers and suppliers. It performs functions such as managing catalog content, translating orders and catalog formats and accessing supplier- and aggregator-managed content.

  Clarus SupplierUniverse promotes a free trade environment through a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized trading portal. Our solution performs all the value-added trading services delivered by centralized trading portals while eliminating the transaction fees and the scalability limitations of those portals. In addition, because procurement activity is not funneled through a single site, confidentiality and performance concerns are mitigated.

  Clarus Content Services.   We recently introduced Clarus Content Services,
which is a comprehensive content management service that allows suppliers to outsource catalog management. This service, which we offer on a subscription basis through SupplierUniverse, delivers a scaleable content management solution and accelerates deployment for suppliers without imposing transaction fees. Features of the service include normalization and rationalization of supplier content, Internet-based administration tools for catalog and contract updates, proactive buyer alerts for content and contract updates, spot buying and sourcing for new business opportunities and advanced search capabilities.

  Clarus Fusion.   To solve one of the most difficult problems customers face in automating the procurement of operating resources, Clarus Fusion quickly and easily integrates our electronic procurement application with major enterprise resource planning systems, including those provided by J.D. Edwards, Oracle, PeopleSoft and SAP. The key characteristics of Clarus Fusion are:

 .     Synchronization. To ensure accuracy and achieve organizational efficiencies, organizations must synchronize the data in their e-commerce and enterprise resource planning systems. Clarus provides near real-time integration with enterprise resource planning systems using message-based technology.

 .     Reduced Cost of Ownership. According to industry analysts, implementation and custom integration of e-commerce applications typically represent a majority of overall system ownership costs. Clarus Fusion is packaged enterprise resource planning integration software that eliminates the need for custom integration and dramatically reduces implementation costs.

 . Ability to Adapt. In a dynamic business environment and rapidly changing e-commerce market, organizations must adapt to change and exploit new advancements in e-commerce applications. Custom integration of an e-commerce application with an enterprise resource planning system inhibits organizations from upgrading to new releases of e-commerce applications without significant modification. Clarus Fusion provides an integration framework that couples the Clarus Commerce suite of products with multiple enterprise resource planning systems without the need for custom integration.

 .     Compatibility.   To ensure compatibility with existing and future
      applications, Clarus Fusion is XML-based and complies with the Open Application Group Integration Specification, a widely-accepted standard for integrating applications, and Biztalk, a Microsoft framework for e-commerce integration.

 .     Analytical Capabilities.   Unlike many traditional systems that lack an
      integration framework, Clarus Fusion offers an open framework that integrates data for both transactional and analytical purposes.

  Clarus View.   Clarus View provides built-in procurement analytics for
purchasing professionals and business managers. The key characteristics of Clarus View are:

 .     Proactive Business Metrics. Clarus View provides graphical, personalized key performance indicators of procurement and expense data on virtually a real-time basis. The application gives decision-makers the capability to modify, create and save views according to their needs. Using best practice key performance indicators for financial and commodity analysis and supplier performance, decision-makers can track current trends in metrics such as requisition amount, committed and uncommitted, average days to approval and fulfillment and expenditure on catalog versus non-catalog items.

 .     Real-time Expense Control. Clarus View provides near real-time analysis and allows decision makers to access the most recent data on operating resources, pinpoint problem areas and make immediate adjustments.

 .     Rapid Implementation. Clarus View is a pre-packaged analytical application that does not require the lengthy custom implementations or data warehousing initiatives normally associated with traditional data analysis projects.

 .     Open Solution. Although Clarus View is a pre-packaged application, it has an open framework that integrates data from other sources within the organization.

  Clarus eXpense.   Clarus eXpense is an application that automates employee
expense reimbursement. It is designed to reduce travel and expense costs, accelerate the reimbursement cycle and improve employee satisfaction. The key characteristics of Clarus eXpense are:

 .     Adaptable Workflow. Through Clarus ActivePolicy and situational routing, the system can easily adapt to changing business policies, organizational structures and business needs. Situational routing enhances flexibility by allowing expense reports or line items to be routed according to organizational needs.

 .     Proactive Process Control. Clarus eXpense accelerates the reimbursement cycle by maintaining the flow of expense reports without compromising travel and expense policies.

 .     Policy Control. Clarus eXpense's exception-based auditing promotes easy detection of employee travel and expense policy irregularities.

 .     Built-in Best Practices. Clarus eXpense contains internally-developed, best practice policies for expense management. These policies are pre-packaged, eliminating lengthy development and implementation cycles.

Client Services

  Our client services organization provides our customers with implementation services, training and support. This organization educates our customers on the strategy, methodology and functionality of our Clarus Commerce suite of products and implements our solution, on average, within four months. We typically offer our implementation services to customers on a time and materials basis. We also offer several packaged service offerings designed to provide low-risk, cost-efficient implementations for new customers. Additionally, we have developed relationships with systems integrators to augment the implementation efforts provided by our client services organization.

  Our education services group provides product training to our customers and partners. We provide full classroom instruction for client project team members and for end-users. We also provide product training and certification for our implementation partners. We offer hands-on, instructor-led courses at our corporate training facility and may also conduct such courses at the customer's site. We also have a web-based, self-guided, multi-media tutorial geared for training large numbers of remote end-users. Our web-based training product can reduce the cost of deployment for large organizations. All of our courseware may be tailored to the customer's specific needs.

  We have dedicated personnel within our client services organization to support our solution once implemented. We generally enter into a maintenance contract with our customers, renewable on an annual basis. Traditionally, customer service organizations log customer incident reports and requests for information manually, then circulate this information through the customer service organization to prioritize the information and determine an appropriate response. This manually intensive process of responding to customers is time consuming for both the customer service organization and the customer.

  In contrast, our client services organization provides support for customers through various media that channel information to a single integrated customer relationship management system. We have a call center available to respond to customer inquiries, requests and incident reports. Customers may also access our client services organization at any time by using our Internet-based service, Total Care Direct. Using Total Care Direct, customers may log inquiries, requests and incident reports. By selecting options on the Total Care Direct web site, customers may accurately describe the nature and priority of the request. Total Care Direct then links directly to our ONYX customer service software and to our call center to route the information immediately to the appropriate members of our client services organization. Once the request has been submitted, customers may receive real-time status updates through Total Care Direct. This automated process allows our client services organization to respond to our customers quickly and efficiently. Through Total Care Direct, customers may also receive answers to frequently asked questions, download product updates and participate in chat rooms with other customers.

Strategic Alliances and Relationships

  To ensure that we deliver a comprehensive solution to our customers, in early 1999 we established a strategy and business development organization to develop strategic relationships with application service providers, systems integrators, resellers and other partners. These relationships further our strategy of rapidly deploying our business-to-business e-commerce solutions to a large number of organizations.

  We have developed relationships with application service providers such as Cereus Technology Partners, Data Return, Interliant, Neoexpert and USinternetworking. These application service providers host our applications and allow us to offer our customers an alternative to the resource- and capital-intensive process of internally deploying and managing our applications.

  In addition, we have developed relationships with regional, national and international systems integrators such as Deloitte & Touche and Perot Systems. These systems integrators implement our products and often assist us with sales lead generation. We have certified and trained approximately 50 consultants in these organizations for the implementation and operation of our products. We expect that these partners will represent an increased percentage of our implementation services in the future.

  We also have developed relationships with selected resellers such as Compaq and Perot Systems. By acting as a global sales and delivery channel, we believe these resellers will accelerate the use and deployment of our solution by distributing our Clarus Commerce suite of products to a broad range of organizations.

  We recently announced a strategic initiative with Microsoft Corporation to develop and promote Clarus eMarket, a digital marketplace framework built entirely for Microsoft Windows 2000 and Commerce Server. Clarus eMarket will provide a comprehensive set of software and services allowing market makers to develop digital marketplaces that deliver procurement services to online trading communities. These services are designed to aggregate buying power and provide shared contract and pricing through an online procurement service. We have also developed relationships with digital market makers such as Lynxus and EBTech. These partners offer our products on business-to-business portal web sites. Because these partners create a community of smaller organizations that our direct sales force would not ordinarily target, we are able to expand our market opportunities.

  We have been selected as the first corporate procurement vendor to participate in the hosted application solutions initiative recently announced by Cisco Systems and Microsoft. Cisco Systems and Microsoft will collaborate to provide application service providers with an end-to-end solution for deploying outsourced applications and services. Additionally, to build awareness of the Clarus brand, we are aggressively developing relationships with other technology market leaders. With these strategic partners, we conduct various co-branded marketing campaigns involving print advertisements, participation in traditional and web-based seminars and presentations at trade shows. In addition to Cisco Systems and Microsoft, other key strategic partners include Compaq, MasterCard and Perot Systems.

Customer Case Studies

  The following case studies illustrate the business benefits that two of our customers are deriving from our Clarus Commerce suite of products.

  MasterCard International.   MasterCard International is a leader in the global
credit and debit card industry. MasterCard implemented our solution in 1998 and has deployed it to approximately 1,100 employees. Through our solution, MasterCard has access to approximately 50,000 different operating resource items. By using our solution, MasterCard reduced its cost of processing purchase orders by approximately 15%. Our solution has provided MasterCard with valuable analysis and reporting capabilities, and MasterCard plans to continue its deployment of our solution to over 2,300 employees.

  MetLife.   Insurance and financial leader MetLife, has deployed Clarus
eProcurement to over 2,000 users in over 900 locations to enable its employees to requisition office supplies from contracted suppliers. MetLife conducted an extensive evaluation of leading electronic procurement solutions. We were able to demonstrate our ability to satisfy MetLife's key decision criteria, which included cost savings, corporate vision, ease of integration, technology risk and customer service. MetLife selected our solution based on expectations that it would reduce costs and because it provided a single requisition portal for ordering goods and services company-wide and empowered MetLife's decision-makers with an interactive solution for proactively managing operating resources. Using our solution has enabled MetLife to streamline its purchasing process, improve its turnaround time for office supplies from two and a half days to one and reduce administrative support by 83%. Future goals include consolidating electronic platforms of existing purchasing systems and providing improved analytical data for use in vendor management.

Sales and Marketing

  We sell our software and services through our direct sales force and a growing number of indirect channels. Our direct sales force, consisting of 35 sales professionals as of December 31, 1999, is organized geographically into four regions, each of which operates under the direction of a regional sales manager. Our sales professionals receive a base salary and earn commissions based on achieving quarterly and annual sales goals. We have also developed indirect channels to accelerate market adoption of our solution. These indirect channels include partnerships with application service providers, systems integrators, resellers and other partners. The sales cycle for our business-to-business e-commerce products averages four to nine months.

  We have designed our marketing strategy to position us as a leading global provider of Internet-based business-to-business electronic commerce applications to automate the procurement and management of operational resources. In support of this strategy, we engage in a full range of marketing programs focused on creating awareness and generating qualified leads. These programs include developing and maintaining alliances with business partners such as MasterCard, Microsoft and Perot Systems. We participate in trade shows and seminars, use telemarketing campaigns, advertise in major periodicals and business publications and conduct direct mail campaigns. In addition, we maintain a web site, www.claruscorp.com, that is integrated with our sales, marketing, recruiting and fulfillment operations.

Competition

  The market for our products is highly competitive and subject to rapid technological change. In targeting the e-commerce market, we must compete with electronic procurement providers such as Ariba and Commerce One. We also anticipate competition from some of the large enterprise resource planning software vendors, such as Oracle and SAP, which have announced business-to-business electronic procurement solutions. A number of companies, including International Business Machines, have stated an interest in electronic procurement. In addition, we believe we will experience increased competition from travel and expense software companies, such as Concur and Extensity.

  The principal competitive factors affecting our market include having a significant base of referenceable customers, breadth and depth of solution, a critical mass of buyers and suppliers, product quality and performance, customer service, architecture, product features, the ability to implement solutions and value of solution. We believe our solution competes favorably with respect to these factors.

Research and Development

  Our success depends in part on our ability to continue to meet customer and market requirements with respect to the functionality, performance, technology and reliability of our products. We invest, and intend to continue to invest, in our research and development efforts.

  Our research effort focuses on identifying new and emerging technologies and engineering processes, especially with respect to Internet and intranet transaction processing. Our development effort focuses primarily on the product delivery cycle and our associated technologies and software life-cycle processes. Our development teams consist of software engineering, documentation and quality assurance personnel who have extensive industry experience. Specific responsibilities of our development teams include:

 .     enhancing functionality and performance within our product line;

 .     developing new products and integrating with strategic third-party products to strengthen our product line;

 .     updating our product line to remain current and compatible with new operating systems, databases and tools; and

 .     managing and continuously improving the overall software development process.

  We proactively seek formal customer feedback through conferences, focus groups and surveys in order to enhance our products to meet changing business requirements. We are committed to developing new releases of our products to provide a highly functional, integrated solution.

  Our research and development expenditures were approximately $6.7 million, $6.3 million and $9.0 million for the years ended December 31, 1997, 1998 and 1999. All of our research and development expenditures in 1997 and substantially all of our research and development expenditures in 1998 were related to our enterprise resource planning business that we sold to Geac in October 1999. The majority of our research and development expenditures in 1999 were related to our e-commerce products.

  As of December 31, 1999, we employed 62 research and development personnel. We have from time to time supplemented, and plan to continue to supplement, our research and development organization through outside contractors and consultants when necessary.

Proprietary Rights and Licensing

  Our success depends significantly on our internally-developed intellectual property and intellectual property licensed from others. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and license arrangements to establish and protect our proprietary rights in our software products.

  We have no patents, and existing trade secret and copyright laws afford only limited protection of our proprietary rights. We have applied for registration for certain trademarks and will continue to evaluate the registration of copyrights and additional trademarks as appropriate. Because of the rapid pace of technological change in the software industry, we believe that the intellectual property protection of our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services.

  We enter into license agreements with each of our customers. Each of our license agreements provides for the customer's non-exclusive right to use the object code version of our products. Our license agreements prohibit the customer from disclosing to third parties or reverse engineering our products and disclosing our other confidential information.

Employees

  Our employees are based in the United States, Canada and the United Kingdom. As of December 31, 1999, we had a total of 192 employees, including 26 in client services, 13 in strategy and business development, 35 in sales, 21 in marketing, 62 in research and development and 35 in finance and administration.

  None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be excellent.

Risk Factors

  In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating us and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

  We have only recently focused on the business-to-business e-commerce market and may not effectively implement our business strategy.

  Our future performance will depend in part on successfully developing, introducing and gaining market acceptance of our Clarus Commerce suite of products, which is designed to automate the procurement and management of operating resources. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software business to Geac Computer Systems, Inc. and Geac Canada Limited. Our financial and human resources software business had historically been our primary business. We began marketing our Clarus eProcurement solution in the second quarter of 1998. If we do not successfully implement our business-to-business e-commerce growth strategy, our business will suffer materially and adversely.

  Our solution may not achieve significant market acceptance without a critical mass of large buying organizations and their suppliers.

  Unless a critical mass of large buying organizations and their suppliers join our SupplierUniverse network, our solutions may not achieve widespread market acceptance, and our business would be seriously harmed. The implementation of our Clarus Commerce suite of products by large buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our Clarus Commerce suite of products will depend on using our existing customers as referenceable accounts. As of December 31, 1999, only 28 customers had licensed our Clarus eProcurement solution, and only eight customers were buying operating resources through our Clarus eProcurement solution from a limited number of online suppliers. As a result, our operating resource solutions may not achieve significant market acceptance.

  If a sufficient and increasing number of suppliers fail to join our SupplierUniverse network, our network will be less attractive to buyers and other suppliers. To provide buyers on our SupplierUniverse network an organized means of accessing operating resources, we rely on suppliers to maintain web-based catalogs, indexing services and other content aggregation tools. Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solution, which would adversely affect the perceived usefulness of our SupplierUniverse network.

  If our zero capital subscription-based model is unsuccessful, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

  We expect to achieve widespread adoption of our Internet-based procurement solution by offering a zero capital subscription-based payment method to our customers. This model is unproven and represents a significant departure from the fee-based software licensing strategies that we and our competitors have traditionally employed. As of December 31, 1999, we had only one zero capital subscriber, who became a customer in the fourth quarter of

1999. If we do not successfully develop and support our zero capital subscription-based model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

  We may not generate the substantial additional revenues necessary to become profitable and anticipate that we will continue to incur losses.

  We may not generate the substantial additional growth in revenues that will be necessary to become profitable. We have incurred significant net losses in each year since our formation, primarily related to our former enterprise resource planning business. In addition, we have incurred losses related to the development of our electronic procurement business. We expect that we will continue to incur losses.

  As we expand our international sales and marketing activities, our business will be more susceptible to numerous risks associated with international operations.

  To be successful, we believe we must expand our international operations and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. If successful, we will be subject to a number of risks associated with international business activities. These risks generally include:

 .  currency exchange rate fluctuations;
 .  seasonal fluctuations in purchasing patterns;
 .  unexpected changes in regulatory requirements;
 .  tariffs, export controls and other trade barriers;
 .  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
 .  difficulties in managing and staffing international operations;
 .  potentially adverse tax consequences, including restrictions on the repatriation of earnings;
 . the burdens of complying with a wide variety of foreign laws; and . political instability.

  Significant fluctuations in our quarterly and annual operating results may adversely affect the market price of our common stock.

  We believe that our quarterly and annual operating results are likely to fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, our market value could decrease substantially. Because the percentage of our revenues represented by maintenance services is smaller than that of many software companies with a longer history of operations, we do not have a significant recurring revenue stream that could lessen the effect of quarterly fluctuations in operating results. Our expense levels are based in part on our expectations of future orders and sales. Many factors may cause significant fluctuations in our quarterly and annual operating results, including:

 .  changes in the demand for our products;
 . the timing, composition and size of orders from our customers; . customer spending patterns and budgetary resources;

 .  our success in generating new customers;
 .  the timing of introductions of or enhancements to our products;
 .  changes in our pricing policies or those of our competitors;
 .  our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;
 .  our ability to attract, retain and motivate qualified personnel, particularly within our sales and marketing and research and development organizations;
 .  the publication of opinions or reports about us, our products, our competitors or their products;
 .  unforeseen events affecting business-to-business e-commerce;
 .  changes in general economic conditions;
 .  actions taken by our competitors, including new product introductions and enhancements;
 .  our ability to scale our network and operations to support large numbers of customers, suppliers and transactions;
 . our success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including application service providers, systems integrators, resellers, value-added trading communities and other partners; and
 .  our ability to control costs.

  Competition from other electronic procurement providers may reduce demand for our products and cause us to reduce the price of our products.

  The market for Internet-based procurement applications, and e-commerce technology generally, is rapidly evolving and intensely competitive. We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

  In targeting the e-commerce market, we must compete with electronic procurement providers such as Ariba and Commerce One. We also anticipate competition from some of the large enterprise resource planning software vendors, such as Oracle and SAP, which have announced business-to-business electronic procurement solutions. A number of companies, including International Business Machines, have stated an interest in electronic procurement. In addition, we believe we will experience increased competition from travel and expense software companies, such as Concur and Extensity. These companies have significantly greater financial, technical and marketing resources and brand recognition than we have.

  In addition, some of our competitors have well-established relationships with our potential customers and have extensive knowledge of our industry. Others have established or may establish cooperative relationships among themselves or with third parties to increase the appeal of their products. We also expect that competition will increase as a result of industry consolidation. For these reasons, and given the relatively low barriers to entry and relatively high availability of capital in today's markets, new competitors will likely emerge in our markets and may rapidly acquire significant market share.

  Market adoption of our solution will be impeded if we do not continue to establish and maintain strategic relationships.

  Our success depends in part on the ability of our strategic partners to expand market adoption of our solution. If we are unable to maintain our existing strategic partnerships or enter into new partnerships, we may need to devote substantially more resources to direct sales of our products and services. We would also lose anticipated customer introductions and co-marketing benefits.

  We rely, and expect to rely increasingly, on a number of third-party application service providers to host our solutions. If we are unable to establish and maintain effective, long-term relationships with our application service providers, or if these providers do not meet our customers' needs or expectations, our business would be seriously harmed. In addition, we lose a significant amount of control over our solution when we engage application service providers, and we cannot adequately control the level and quality of their service. By relying on third-party application service providers, we are wholly reliant on their information technology infrastructure, including the maintenance of their computers and communication equipment. An unexpected natural disaster or failure or disruption of an application service provider's infrastructure would have a material adverse effect on our business.

  If the demand for our solution continues to increase, we will need to develop relationships with additional third-party application service providers to provide these services. Our competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than ours.

  Many of our strategic partners have multiple strategic relationships, and they may not regard us as important to their businesses. In addition, our strategic partners may terminate their relationships with us, pursue other partnerships or relationships or attempt to develop or acquire products or services that compete with our solution. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships. A significant number of our new Clarus eProcurement sales have occurred through referrals from Microsoft, but Microsoft is not obligated to refer any potential customers to us, and it may enter into strategic relationships with other providers of electronic procurement applications.

  We expect to depend on our Clarus eProcurement product for substantially all of our revenues for the foreseeable future.

  We anticipate that revenues from our Clarus eProcurement product and related services will continue to represent substantially all of our revenues for the foreseeable future. As a result, a decline in the price of, profitability of or demand for our Clarus eProcurement product would seriously harm our business.

  Clarus eProcurement may perform inadequately in a high volume environment.

  Any failure by our principal product, Clarus eProcurement, to perform adequately in a high volume environment could materially and adversely affect the market for Clarus eProcurement and our business, results of operations and financial condition. Clarus eProcurement was designed for use in environments that include numerous users, large amounts of catalog and other data and potentially high peak transaction volumes. Clarus eProcurement and the third party software and hardware on which it depends may not operate as designed when deployed in these environments.

  Defects in our products could delay market adoption of our solution or cause us to commit significant resources to remedial efforts.

  We could lose revenues as a result of software errors or other product defects. As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. Despite our testing of our software products and their use by current customers, errors may appear in new applications after commercial shipping begins. If we discover errors, we may not be able to correct them. Errors and failures in our products could result in the loss of customers and market share or delay in market adoption of our applications, and alleviating these errors and failures could require us to expend significant capital and other resources. The consequences of these errors and failures could materially and adversely affect our business, results of operations and financial condition. Because we do not maintain product liability insurance, a product liability claim could materially and adversely affect our business, results of operations and financial condition. Provisions in our license agreements may not effectively protect us from product liability claims.

  Any acquisitions that we attempt or make could prove difficult to integrate or require a substantial commitment of management time and other resources.

  As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that may complement or expand our business. If we identify an appropriate acquisition opportunity, we may not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We have completed only one acquisition to date. We may not be able to select, manage or absorb any future acquisitions successfully, particularly acquisitions of large companies. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may use a substantial portion of our available cash to make an acquisition. On the other hand, if we make acquisitions through an exchange of our securities, our stockholders could suffer dilution. In addition, any particular acquisition, even if successfully completed, may not ultimately benefit our business.

  An increase in the length of our sales cycle may contribute to fluctuations in our operating results.

  As our products and competing products become increasingly sophisticated and complex, the length of our sales cycle is likely to increase. The loss or delay of orders due to increased sales and evaluation cycles could materially and adversely affect our business, results of operations and financial condition and, in particular, could contribute to significant fluctuations in our quarterly operating results. A customer's decision to license and implement our solution may present significant enterprise-wide implications for the customer and involve a substantial commitment of its management and resources. The period of time between initial customer contact and the purchase commitment typically ranges from four to nine months for our applications. Our sales cycle could extend beyond current levels as a result of lengthy evaluation and approval processes that typically accompany major initiatives or capital expenditures or other delays over which we have little or no control.

  Our success depends on the continued use of Microsoft technologies or other technologies that operate with our products.

  Our products operate with, or are based on, Microsoft's proprietary products. If businesses do not continue to adopt these technologies as anticipated, or if they adopt alternative technologies that we do not support, we may incur significant costs in redesigning our products or lose market share. Our customers may be unable to use our products if they experience significant problems with Microsoft technologies that are not corrected.

  The failure to maintain, support or update software licensed from third parties could materially and adversely affect our products' performance or cause product shipment delays.

  We have entered into license agreements with third-party licensors for products that enhance our products, are used as tools with our products, are licensed as products complementary to ours or are integrated with our products. If these licenses terminate or if any of these licensors fail to adequately maintain, support or update their products, we could be required to delay the shipment of our products until we could identify and license software offered by alternative sources. Product shipment delays could materially and adversely affect our business, operating results and financial condition, and replacement licenses could prove costly. We may be unable to obtain additional product licenses on commercially reasonable terms. Additionally, our inability to maintain compatibility with new technologies could impact our customers' use of our products.

  If we are unable to manage our internal resources, we may incur increased administrative costs and be unable to capitalize on revenue opportunities.

  The growth of our e-commerce business, coupled with the rapid evolution of our market and the sale of our financial and human resources business and products to Geac, has strained, and may continue to strain, our administrative, operational and financial resources and internal systems, procedures and controls. Our inability to manage our internal resources effectively could increase administrative costs and distract management. If our management is distracted, we may not be able to capitalize on opportunities to increase revenues.

  The loss of our key personnel could negatively impact our business and results of operations.

  Our success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel. Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. In particular, there is a shortage of, and significant competition for, research and development and sales personnel. Even if we are able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity. If we are unable to hire or fail to retain competent personnel, our business, results of operations and financial condition could be materially and adversely affected. We do not maintain life insurance policies on any of our employees.

  Illegal use of our proprietary technology could result in substantial litigation costs and divert management resources.

  Our success will depend significantly on internally developed proprietary intellectual property and intellectual property licensed from others. We rely on a combination of copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights in our products. We have no patents or patent applications pending, and existing trade secret and copyright laws provide only limited protection of our proprietary rights. We have applied for registration of our trademarks. We enter into license agreements with our customers that give the customer the non-exclusive right to use the object code version of our products. These license agreements prohibit the customer from disclosing object code to third parties or reverse-engineering our products and disclosing our confidential information. Despite our efforts to protect our products' proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also independently develop products similar to ours.

  Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results and financial condition.

  Claims against us regarding our proprietary technology could require us to pay licensing or royalty fees or to modify or discontinue our products.

  Any claim that our products infringe on the intellectual property rights of others could materially and adversely affect our business, results of operations and financial condition. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against us are a continuing risk. Infringement claims against us could cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against us regarding our proprietary technology and intellectual property licensed from others. Generally, third- party software licensors indemnify us from claims of infringement. However, licensors may be unable to indemnify us fully for such claims, if at all.

  If a court determines that one of our products violates a third party's patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as we may have to:

 .  pay licensing fees or royalties to continue selling the product;

 . incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or
 .  stop selling the product.

  In addition, if a court finds that one of our products infringes a third party's patent or other intellectual property rights, then we may be liable to that third party for actual damages and attorneys' fees. If a court finds that we willfully infringed on a third party's patent, the third party may be able to recover treble damages, plus attorneys' fees and costs.

  A compromise of the encryption technology employed in Clarus eProcurement could reduce customer and market confidence in our products or result in claims against us.

  A significant barrier to Internet-based commerce is the secure exchange of valued and confidential information over public networks. Any compromise of our security technology could result in reduced customer and market confidence in our products and in customer or third party claims against us. This could materially and adversely affect our business, financial condition and operating results. Clarus eProcurement relies on encryption technology to provide the security and authentication necessary to protect the exchange of valuable and confidential information. Advances in computer capabilities, discoveries in the field of cryptography or other events or developments may result in a compromise of the encryption methods we employ in Clarus eProcurement to protect transaction data.

  Our success depends upon market acceptance of e-commerce as a reliable method for corporate procurement and other commercial transactions.

  Market acceptance of e-commerce generally, and the Internet specifically, as a forum for corporate procurement is uncertain and subject to a number of risks. The success of our Clarus Commerce suite of business-to-business e- commerce applications, including Clarus eProcurement, depends upon the development and expansion of the market for Internet-based software applications, in particular e-commerce applications. This market is new and rapidly evolving. Many significant issues relating to commercial use of the Internet, including security, reliability, cost, ease of use, quality of service and government regulation, remain unresolved and could delay or prevent Internet growth. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the demand for our Clarus Commerce suite of products and our overall business, operating results and financial condition will be materially and adversely affected.

  If the market for Internet-based procurement applications fails to develop or develops more slowly than we anticipate or if our Internet-based products or new Internet-based products we may develop do not achieve market acceptance, our business, operating results and financial condition could be materially and adversely affected. The adoption of the Internet for corporate procurement and other commercial transactions requires accepting new ways of transacting business. In particular, enterprises with established patterns of purchasing goods and services that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant to adopt a new strategy that may make some of their existing personnel and infrastructure obsolete. Also, the security and privacy concerns of existing and potential users of Internet-based products and services may impede the growth of online business generally and the market's acceptance of our products and services in particular. A functioning market for these products may not emerge or be sustained.

  The market for business-to-business e-commerce solutions is characterized by rapid technological change, and our failure to introduce enhancements to our products in a timely manner could render our products obsolete and unmarketable.

  The market for e-commerce applications is characterized by rapid technological change, frequent introductions of new and enhanced products and changes in customer demands. In attempting to satisfy this market's demands, we may incur substantial costs that may not result in increased revenues due to the short life cycles for business-to-business e-commerce solutions. Because of the potentially rapid changes in the e-commerce applications market, the life cycle of our products is difficult to estimate. Products, capabilities or technologies others develop may render our products or technologies obsolete or noncompetitive and shorten the life cycles of our products. Satisfying the increasingly sophisticated needs of our customers requires developing and introducing enhancements to our products and technologies in a timely manner that keeps pace with technological developments, emerging industry standards and customer requirements while keeping our products priced competitively. Our failure to develop and introduce new or enhanced e-commerce products that compete with other available products could materially and adversely affect our business, results of operations and financial condition.

  Failure to expand Internet infrastructure could limit our growth.

  Our ability to increase the speed and scope of our services to customers is limited by and depends on the speed and reliability of both the Internet and our customers' internal networks. As a result, the emergence and growth of the market for our services depends on improvements being made to the entire Internet infrastructure as well as to our individual customers' networking infrastructures. The recent growth in Internet traffic has caused frequent periods of decreased performance. If the Internet's infrastructure is unable to support the rapid growth of Internet usage, its performance and reliability may decline, and overall Internet usage could grow more slowly or decline. If Internet reliability and performance declines, or if necessary improvements do not increase the Internet's capacity for increased traffic, our customers will be hindered in their use of our solution, and our business, operating results and financial condition could suffer.

  Future governmental regulations could materially and adversely affect our business and e-commerce generally.

  We are not subject to direct regulation by any government agency, other than under regulations applicable to businesses generally, and few laws or regulations specifically address commerce on the Internet. In view of the increasing use and growth of the Internet, however, the federal government or state governments may adopt laws and regulations covering issues such as user privacy, property ownership, libel, pricing and characteristics and quality of products and services. We could incur substantial costs in complying with these laws and regulations, and the potential exposure to statutory liability for information carried on or disseminated through our application systems could force us to discontinue some or all of our services. These eventualities could adversely affect our business operating results and financial condition. The adoption of any laws or regulations covering these issues also could slow the growth of e-commerce generally, which would also adversely affect our business, operating results or financial condition. Additionally, one or more states may impose sales tax collection obligations on out-of-state companies that engage in or facilitate e-commerce. The collection of sales tax in connection with e-commerce could impact the growth of e-commerce and could adversely affect sales of our e-commerce products.

  Legislation limiting further levels of encryption technology may adversely affect our sales.

  As a result of customer demand, it is possible that Clarus eProcurement will be required to incorporate additional encryption technology. The United States government regulates the exportation of this technology. Export regulations, either in their current form or as they may be subsequently enacted, may further limit the levels of encryption or authentication technology that we are able to use in our software and our ability to distribute our products outside the United States. Any revocation or modification of our export authority, unlawful exportation or use of our software or adoption of new legislation or regulations relating to exportation or use of software and encryption technology could materially and adversely affect our sales prospects and, potentially, our business, financial condition and operating results as a whole.

Where You Can Find More Information

  At your request, we will provide you, without charge, a copy of any exhibits to this annual report on Form 10-K. If you want an exhibit or more information, call, write or e-mail us at:

     Clarus Corporation
     3970 Johns Creek Court
     Suite 100
     Suwanee, Georgia 30024
     Telephone: (770) 291-3900
     Fax: (770) 291-4997
     www.claruscorp.com

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

ITEM 2.  PROPERTIES

  Our corporate headquarters is located in Suwanee, Georgia, where we lease approximately 89,000 square feet. This location houses client services, strategy and business development, sales and marketing, research and development and finance and administration. We also lease executive suites, primarily for sales offices. We believe our facilities are adequate for future growth.

ITEM 3.  LEGAL PROCEEDINGS

  We are subject to claims and litigation in the ordinary course of our business. Based on our current assessment of such claims and litigation we believe that there are no material pending proceedings to which we are a party or of which any of our properties are subject; nor are there material proceedings known to the us to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any of our directors, officers, or affiliates or any principal security holders, or any associates of any of the foregoing, is a party or has an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A proposal was submitted to our stockholders at our special stockholders' meeting on October 18, 1999 to approve the sale of substantially all of our assets and the transfer of certain of the liabilities of our financial and human resources software business and technologies. This proposal was approved with 5,796,601 shares or 51.96% voting for the proposal, 16,955 shares or 0.15% abstaining and 62,426 shares or 0.56% voting against the proposal.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock has been listed on the Nasdaq National Market since May 26, 1998, the effective date of our initial public offering. On August 28, 1998, we changed our name from SQL Financials International, Inc. to Clarus Corporation. Effective September 2, 1998, we changed our Nasdaq National Market symbol from "SQLF" to "CLRS." Prior to May 26, 1998, there was no established trading market for our common stock. The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market for all quarters since May 26, 1998.

                                                                                   Closing Sales Price
                                                                       --------------------------------------------
                                                                               High                    Low
                                                                       ---------------------  ---------------------
Calendar Year 1998
  Second Quarter (beginning May 27, 1998)............................                $  9.13                 $ 7.63
  Third Quarter......................................................                $  9.63                 $ 3.53
  Fourth Quarter.....................................................                $  8.63                 $ 2.75
Calendar Year 1999
  First Quarter......................................................                $  6.13                 $ 3.31
  Second Quarter.....................................................                $  5.91                 $ 4.50
  Third Quarter......................................................                $ 15.44                 $ 5.06
  Fourth Quarter.....................................................                $ 71.00                 $ 9.38
Calendar Year 2000
  First Quarter (through March 15, 2000).............................                $136.00                 $54.50

Stockholders

  As of March 21, 2000, there were 145 holders of record of our common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

  Our selected combined financial information set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto. The following statement of operations and balance sheet data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements which are included in this report.

                                                                         Year Ended December 31,
                                           -----------------------------------------------------------------------------------
                                                1995              1996             1997            1998             1999
                                           ---------------  ----------------  --------------  ---------------  ---------------
                                                                 (in thousands, except per share data)
Statement of Operations Data:
-----------------------------
Revenues:
 License fees............................         $ 5,232           $ 6,425         $13,506         $ 17,372         $ 15,101
 Services fees ..........................           2,958             6,631          12,482           24,268           23,041
                                                  -------           -------         -------         --------         --------
  Total revenues.........................           8,190            13,056          25,988           41,640           38,142
Cost of revenues:
 License fees ...........................             291               416           1,205            1,969            1,351
 Service fees ...........................           2,076             4,254           7,311           13,952           14,517
                                                  -------           -------         -------         --------         --------
  Total cost of revenues.................           2,367             4,670           8,516           15,921           15,868
Operating expenses:
 Research and development................           3,882             5,360           6,690            6,335            9,003
 Purchased research and development......               0                 0               0           10,500                0
 Sales and marketing, exclusive of non-
  cash sales and marketing expense.......           6,636             7,191           9,515           11,802           15,982
 Noncash sales and marketing expense.....               0                 0               0                0            1,930
 General and administrative, exclusive of
  Noncash general and administrative
  Compensation expense ..................           2,923             2,368           3,161            5,126            6,241
 Depreciation and amortization ..........             369             1,125           1,406            2,154            3,399
 Noncash general and administrative
  Compensation expense ..................               0                 0              58              880              874
                                                  -------           -------         -------         --------         --------
  Total operating expenses ..............          13,810            16,044          20,830           36,797           37,429
                                                  -------           -------         -------         --------         --------
Operating income (loss)..................          (7,987)           (7,658)         (3,358)         (11,078)         (15,155)
Gain on sale of assets...................               0                 0               0                0            9,417
Interest expense (income), net...........               2                 6             274             (412)            (337)
Minority interest .......................             (60)             (215)           (478)             (36)               0
                                                  -------           -------         -------         --------         --------
Net income (loss) .......................         $(8,049)          $(7,879)        $(4,110)        $(10,702)        $ (5,401)
                                                  =======           =======         =======         ========         ========
Net income (loss) per common share:
 Basic  .................................          $(6.19)           $(5.74)         $(2.97)          $(1.70)          $(0.49)
                                                  =======           =======         =======         ========         ========
 Diluted ................................          $(6.19)           $(5.74)         $(2.97)          $(1.70)          $(0.49)
                                                  =======           =======         =======         ========         ========
Weighted average common shares
 outstanding:
 Basic  .................................           1,300             1,373           1,386            6,311           11,097
                                                  =======           =======         =======         ========         ========
 Diluted ................................           1,300             1,373           1,386            6,311           11,097
                                                  =======           =======         =======         ========         ========

                                                                         Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                 1995              1996              1997             1998            1999
                                           ----------------  ----------------  ----------------  --------------  --------------
                                                                              (in thousands)
Balance Sheet Data:
-------------------
Cash and cash equivalents ...............        $  3,333          $  3,279        $  7,213          $14,799          $14,127
Working capital (deficit)................          (2,555)           (3,422)           (453)           9,001           16,751
Total assets.............................           5,865             8,525          14,681           40,082           48,657
Long-term debt, net of current portion...              93             1,093             497              245                0
Total stockholders' (deficit) equity.....         (15,927)          (23,837)        (27,910)          22,111           32,615

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview


  We develop, market and support an Internet-based business-to-business electronic commerce solution that automates the procurement and management of operating resources. Our solution provides a framework to enable Internet-based digital marketplaces, allowing companies to create trading communities and additional revenue opportunities. Our solution, based on a free trade model, provides a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized trading portal. We also provide implementation and ongoing customer support services as an integral part of our complete procurement solution. To achieve broad market adoption of our solution and services, we have developed a multi-channel distribution strategy that includes both our direct sales force and a growing number of indirect channels, including application service providers, systems integrators and resellers.

Sources of Revenue

  Our revenue consists of license fees and services fees. We generate license fees from the licensing of our Clarus Commerce suite of products. We generate services fees from consulting, implementation, training and maintenance services.

Revenue Recognition

  For the year ended December 31, 1997, we recognized software license revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." Accordingly, we recognized software license revenue upon shipment of the software following execution of a contract, provided that no significant vendor obligations remained outstanding, amounts were due within one year and collection was considered probable by management. If significant post-delivery obligations existed, we recognized the revenue from the software license, as well as other components of the contract, using percentage of completion accounting.

  Effective January 1, 1998, we adopted SOP No. 97-2, "Software Revenue Recognition," which supersedes SOP No. 91-1, "Software Revenue Recognition." Under SOP No. 97-2, we recognize software license revenue when the following criteria are met:

 .      a signed and executed contract is obtained;

 .      shipment of the product has occurred;

 .      the license fee is fixed and determinable;

 .      collectibility is probable; and

 .      remaining obligations under the license agreement are insignificant.

  In the fourth quarter of 1999, some of our license contracts required us to license our software, which included upgrades, enhancements, training and other services, over a period of time for a periodic fee. We recognize the revenue under these agreements over the period of the license term as subscription fees. As of December 31, 1999, we had recognized no significant revenue under these agreements and had recorded the majority of the amount as deferred revenue. We expect that an increasing number of our new license contracts will be entered into on a subscription fee basis.

  We recognized revenues from consulting, implementation and training services as the services are performed. Maintenance fees relate to customer maintenance and support, and we recognize the revenue ratably over the term of the software support services agreement, which is typically 12 months. Revenues that have been prepaid or invoiced but that do not yet qualify for recognition under our policies are reflected as deferred revenues.

Operating Expenses

  Cost of license fees includes royalties and software duplication and distribution costs. We recognize these costs as the applications are shipped. Cost of services fees includes personnel and related costs incurred to provide implementation, training, maintenance, ongoing support and upgrade services to customers. We recognize these costs as they are incurred.

  Research and development expenses consist primarily of personnel costs. We account for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." We charge research and development costs to expense as incurred until technological feasibility is established, after which we capitalize remaining costs. We define technological feasibility as the point in time at which we have a working model of the related product. Historically, the costs we have incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Accordingly, we charge all internal software development costs to expense as incurred.

  Sales and marketing expenses consist primarily of salaries, commissions and benefits for business development, sales and marketing personnel and expenses related to travel, trade show participation, public relations and promotional activities.

  General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as occupancy, equipment and other administrative costs.

  We have incurred significant costs to develop our business-to-business e-commerce technology and products and to recruit and train personnel. We believe that our success is contingent upon increasing our customer base and investing in further development of our products and services, which will require expenditures for sales, marketing and research and development. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

Sale of Human Resources and Financial Software Business

  On October 18, 1999, we sold all of the assets of our human resources and financial software, or ERP, business to Geac. In this sale, we received approximately $14.4 million in proceeds, of which $2.9 million is held in escrow. See "--Liquidity and Capital Resources."

Limited Operating History

  We have a limited operating history in our e-commerce business that makes it difficult to forecast our future operating results. You should not rely on period-to-period comparisons of operating results to predict our future performance.

Closing of Follow-On Offering

  On March 10, 2000, we closed a follow-on offering of our common stock and received net proceeds to us of approximately $244 million. See "--Liquidity and Capital Resources."

Results of Operations

  The following table sets forth certain statement of operations data dividing revenues between our previous human resources and financial software business and our current e-commerce business for the years indicated.

                                                                                Year Ended December 31,
                                                                        ---------------------------------------
                                                                           1997          1998          1999
                                                                        -----------  ------------  ------------
                                                                                    (in thousands)
Revenues: e-commerce
  License fees........................................................     $     0      $    211      $  9,969
  Services fees.......................................................           0            59         1,515
                                                                           -------      --------      --------
     Total revenues...................................................           0           270        11,484

Revenues: ERP
  License fees........................................................      13,506        17,161         5,132
  Services fees.......................................................      12,482        24,209        21,526
                                                                           -------      --------      --------
     Total revenues...................................................      25,988        41,370        26,658

Cost of revenues: e-commerce
  License fees........................................................           0           125           400
  Services fees.......................................................           0            60         3,130
                                                                           -------      --------      --------
     Total cost of revenues...........................................           0           185         3,530


Cost of revenues: ERP
  License fees........................................................       1,205         1,844           951
  Services fees.......................................................       7,311        13,892        11,387
                                                                           -------      --------      --------
     Total cost of revenues...........................................       8,516        15,736        12,338


Gross margin on e-commerce license fees...............................           0            86         9,569
Gross margin on e-commerce services fees..............................           0            (1)       (1,615)
Gross margin on ERP license fees......................................      12,301        15,317         4,181
Gross margin on ERP services fees.....................................       5,171        10,317        10,139


Operating expenses:
  Research and development............................................       6,690         6,335         9,003
  Purchased research and development..................................           0        10,500             0
  Sales and marketing, exclusive of noncash sales and marketing
    Expense...........................................................       9,515        11,802        15,982
  Noncash sales and marketing expense.................................           0             0         1,930
  General and administrative..........................................       3,161         5,126         6,241
  Depreciation and amortization.......................................       1,406         2,154         3,399
  Noncash general and administrative compensation expense.............          58           880           874
                                                                           -------      --------      --------
     Total operating expenses ........................................      20,830        36,797        37,429


Operating loss .......................................................      (3,358)      (11,078)      (15,155)
Gain on sale of ERP assets ...........................................           0             0         9,417
Interest income, net .................................................        (274)          412           337
Minority interest ....................................................        (478)          (36)            0
                                                                           -------      --------      --------
Net loss..............................................................     $(4,110)     $(10,702)     $ (5,401)
                                                                           =======      ========      ========

Years Ended December 31, 1999 and 1998

Revenues


  Total Revenues.   Total revenues decreased 8.4% to $38.1 million in 1999 from
$41.6 million in 1998. This decrease was attributable to decreases in both license fees and services fees.

  E-commerce License Fees.   License fees increased 4624.6% to $10.0 million, or
86.8% of total e-commerce revenues, in 1999 from $211,000, or 78.1% of total e-commerce revenues, in 1998. The increase in e-commerce license fees resulted from an increase in both the amount of software licensed and an increase in the average customer transaction size.

  E-commerce Services Fees.   Services fees increased 2467.8% to $1.5 million
from $59,000 in 1998, but decreased as a percentage of total e-commerce revenues to 13.2% in 1999 from 21.9% in 1998. This increase is primarily attributable to stronger growth in license fees in 1999.

  ERP License Fees.   License fees decreased 70.1% to $5.1 million, or 19.3% of
total ERP revenues, in 1999 from $17.2 million, or 41.5% of total ERP revenues, in 1998. The decrease in license fees was the result of reduced demand for our ERP products in 1999 and the sale of the ERP business in October 1999.

  ERP Services Fees.   Services fees decreased 11.1% to $21.5 million in 1999
from $24.2 million in 1998. ERP services fees increased to 80.7% of total ERP revenues in 1999 from 58.5% of total ERP revenues in 1998. The decrease in services fees was primarily due to reduced demand for our ERP services, as well as the sale of our ERP business. The increase as a percentage of total ERP revenues is attributable to a shift in revenue mix in 1999 due to the reduced demand for our ERP products.

Cost of Revenues

  Total Cost of Revenues.   Cost of revenues was constant between 1999 and 1998
at $15.9 million, but increased as a percentage of total revenue to 41.6% in 1999 from 38.2% in 1998. The increase as a percentage of total revenues is primarily a result of the increase in the portion of the revenue mix represented by services fees, which historically have had a higher cost of revenue than license fees.

  E-commerce Cost of License Fees.   Cost of e-commerce license fees increased
to $400,000 in 1999 from $125,000 in 1998. Cost of e-commerce license fees as a percentage of sales decreased to 4.0% of e-commerce license fees in 1999 from 59.2% in 1998. The increase in e-commerce cost of license fees is attributable to the sale of products introduced in 1999, components of which were licensed from third parties. The decrease as a percentage of revenue is directly attributable to the completion of the ELEKOM acquisition in November 1998, which eliminated the payment of royalties to ELEKOM for our e-procurement product.

  E-commerce Cost of Services Fees.   Cost of services fees increased 5116.7% to
$3.1 million, or 206.6% of total e-commerce services fees, in 1999 compared to $60,000, or 101.7% of total e-commerce services fees, in 1998. The increase in the cost of e-commerce services fees and the increase in e-commerce cost of services fees as a percentage of e-commerce services fee revenue was primarily attributable to an increase in personnel and related costs to provide implementation, training and upgrade services to both customers and partners.

  ERP Cost of License Fees.   Cost of ERP license fees decreased to $951,000 in
1999 from $1.8 million in 1998. This decrease in ERP cost of license fees was primarily due to lower ERP sales in 1999. The increase in ERP cost of license fees as a percentage of ERP license fee revenue is attributable to a revenue mix that included a greater portion of sales of products with third-party components.

  ERP Cost of Services Fees.   Cost of ERP services fees decreased to $11.4
million in 1999 from $13.9 million in 1998, and also decreased as a percentage of ERP services fees to 52.9% in 1999, as compared to 57.4% in 1998. The decrease is primarily attributable to higher utilization of services personnel in 1999 as compared to 1998.

Research and Development Expenses

  Research and development expenses increased 42.1% to $9.0 million, or 23.6% of total revenues, in 1999 from $6.3 million, or 15.2% of total revenues, in 1998. Research and development expenses increased primarily due to increased personnel and contractor fees related to the development of our e-commerce products. We intend to continue to devote substantial resources toward research and development in the e-commerce area.

Sales and Marketing Expenses, Exclusive of Noncash Sales and Marketing Expenses

  Sales and marketing expenses increased 35.4% to $16.0 million, or 41.9% of total revenues, in 1999 from $11.8 million, or 28.3% of total revenues, in 1998. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of our e-commerce products.

Noncash Sales and Marketing Expense

  During 1999 we issued warrants to certain strategic partners, some of whom are also customers, in exchange for their participation in our sales and marketing efforts. We recorded the value of these warrants as a deferred sales and marketing expense of approximately $12.1 million. Sales and marketing expenses in the fourth quarter of 1999 included amortization of approximately $1.9 million related to these agreements. The remainder of the value of the warrants will be amortized over periods ranging from nine months to two years.

General and Administrative Expenses

  General and administrative expenses increased 21.8% to $6.2 million in 1999 from $5.1 million in 1998. As a percentage of total revenues, general and administrative expenses increased to 16.4% in 1999 from 12.3% in 1998. The increase in general and administrative expenses was primarily attributable to increases in personnel, facilities and related costs. We believe that our general and administrative expenses will continue to increase in future periods to accommodate anticipated growth.

Depreciation and Amortization Expenses

  Depreciation of tangible equipment and amortization of intangible assets increased 57.8% to $3.4 million, or 8.9% of total revenues, in 1999, from $2.2 million, or 5.2% of total revenues, in 1998. This increase in depreciation and amortization expense is due to the amortization of intangible assets acquired in the ELEKOM transaction and increases in capital expenditures.

Noncash General and Administrative Compensation Expense

  Noncash compensation expense remained relatively constant at $874,000, or 2.3% of total revenues, in 1999 as compared to $880,000, or 2.1% of total revenues, in 1998. In the fourth quarter of 1999, we recorded a compensation expense of $706,000 for the accelerated vesting of certain employee stock options related to the sale of our human resources and financial software business. In the second quarter of 1998, we recorded a compensation expense of $705,000 related to the accelerated vesting of certain employee stock options issued in the first quarter of 1998.

Interest Income

  Interest income decreased 30.5% to $442,000 in 1999, or 1.2% of total revenues, from $636,000, or 1.5% of total revenues, in 1998. The decrease in interest income was primarily due to lower average levels of cash available for investment.

Interest Expense

  Interest expense decreased 53.1% to $105,000 in 1999 from $224,000 in 1998. This decrease is primarily due to lower average levels of debt in 1999 as compared to 1998.

Minority Interest

  Minority interest was eliminated with the purchase of the 20% minority interest in our services subsidiary on February 5, 1998.

Income Taxes

  As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in 1999 and in 1998. See "Notes to Consolidated Financial Statements" included elsewhere herein.

Years Ended December 31, 1998 and 1997

Revenues

  Total Revenues.   Total revenues increased 60.2% to $41.6 million in 1998 from
$26.0 million in 1997. This increase was attributable to substantial increases in license fees, services fees and maintenance fees.

  License Fees.   License fees increased 28.6% to $17.4 million, or 41.7% of total revenues, in 1998 from $13.5 million, or 52.0% of total revenues, in 1997. The increase in license fees resulted primarily from an increase in the number of licenses sold, and to a lesser extent, an increase in the average customer transaction size. The decrease as a percentage of total revenue was due to increased services and maintenance fees.

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

Cost of Revenues

  Total Cost of Revenues.   Cost of revenues increased 87.0% to $15.9 million,
or 38.2% of total revenues, in 1998 from $8.5 million, or 32.7% of total revenues, in 1997. The increase in the cost of revenues was primarily due to an increase in personnel and related expenses and increased royalty expenses. The increase as a percentage of total revenues was primarily a result of the increase in the portion of the revenue mix represented by services fees, which historically have had a higher cost of revenue than license or maintenance fees.

  Cost of License Fees.   Cost of license fees increased to $2.0 million, or
11.3% of total license fees, in 1998 compared to $1.2 million, or 8.9% of total license fees, in 1997. The increase in the cost of license fees and the increase as a percentage of total license fees were primarily attributable to increases in royalty expenses on new products introduced in 1997 and 1998, components of which were licensed from third parties.

  Cost of Services Fees.   Cost of services fees increased 93.9% to $10.4
million, or 62.8% of total services fees, in 1998 compared to $5.3 million, or 68.6% of total services fees, in 1997. The increase in the cost of services fees was primarily attributable to an increase in personnel and related costs to provide implementation, training and upgrade services. Cost of services fees as a percentage of total services fees decreased due to increased utilization of services personnel.

  Cost of Maintenance Fees.   Cost of maintenance fees increased 82.4% to $3.6
million, or 46.2% of total maintenance fees, in 1998 compared to $2.0 million, or 42.0% of total maintenance fees, in 1997. The increase in the cost of maintenance fees was primarily due to an increase in personnel and related costs required to provide support and maintenance. Cost of maintenance fees as a percentage of total maintenance fees increased as we invested in personnel to support our maintenance customer base.

Research and Development Expenses

  Research and development expenses decreased 5.3% to $6.3 million, or 15.2% of total revenues, in 1998 from $6.7 million, or 25.7% of total revenues, in 1997. Research and development expenses decreased primarily due to decreased personnel and contractor fees related to the effort required in 1997 to develop a significant product release that was substantially completed by September 1997. The decrease in research and development as a percentage of revenue for 1998 compared to 1997 is primarily due to the completion of the product release described above, coupled with the economies of scale realized through the growth in our revenues.

Purchased Research and Development

  During the fourth quarter of 1998, we acquired ELEKOM Corporation, which strategically positioned us as a leader in the growing electronic procurement market. The consideration for the acquisition was approximately 1.4 million shares of our common stock and $8.0 million in cash.

  We initially expected to recognize a write-off for in-process research and development of $14.0 million as a result of this acquisition. In response to recent SEC interpretative guidance, we adjusted our accounting for the acquisition-related in-process research and development charge. Accordingly, we reduced this write-off to $10.5 million from the $14.0 million write-off we anticipated recording in the fourth quarter of 1998. The $3.5 million reduction in the write-off of the in-process research and development has been capitalized and will be amortized primarily over a ten-year period.

Sales and Marketing Expenses

  Sales and marketing expenses increased 24.0% to $11.8 million in 1998 from $9.5 million in 1997. As a percentage of total revenues, sales and marketing expenses decreased to 28.4% in 1998 from 36.6% in 1997. The increase in expenses was primarily attributable to the costs associated with additional sales and marketing personnel and promotional activities. The decrease in sales and marketing expenses as a percentage of revenues for 1998 compared to 1997 reflects the higher productivity of our sales force.

General and Administrative Expenses

  General and administrative expenses increased 62.2% to $5.1 million in 1998 from $3.2 million in 1997. As a percentage of total revenues, general and administrative expenses remained at 12.3% for 1998 and 1997. The increase in general and administrative expenses was primarily attributable to increases in personnel and related costs.

Depreciation and Amortization Expenses

  Depreciation of tangible equipment and amortization of intangible assets increased 53.2% to $2.2 million, or 5.2% of total revenues, in 1998, from $1.4 million, or 5.4% of total revenues, in 1997. This increase in depreciation and amortization expense is due to increases in purchases of intangible assets, the ELEKOM acquisition and increases in capital expenditures resulting from our growth.

Noncash General and Administrative Compensation Expense

  Noncash compensation expense increased to $880,000, or 2.1% of total revenues, in 1998 compared to $58,000, or 0.2% of total revenues, in 1997. This increase was primarily due to accelerated vesting, in the second quarter of 1998, of certain employee stock options issued in the first quarter of 1998. These stock options were for approximately 283,000 shares of our common stock at exercise prices ranging from $3.67 to $8.00 per share. As a result of this accelerated vesting, we recognized, as noncash compensation, a noncash, non-recurring charge of approximately $705,000. This charge represented the previously remaining unamortized deferred compensation recorded on these options.

Interest Income

  Interest income increased to $636,000 in 1998 from $34,000 in 1997. On May 26,1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares, which resulted in net proceeds of approximately $22.0 million. The increase in interest income was primarily due to the results of our investment of the funds from the initial public offering.

Interest Expense

  Interest expense decreased 27.3% to $224,000 in 1998 from $308,000 in 1997. This decrease is primarily due to lower average levels of debt in 1998 as compared to 1997.

Minority Interest

  Minority interest decreased 92.5% to $36,000 in 1998 from $478,000 in 1997. This decrease in minority interest is related to our purchase of the remaining 20% of our services subsidiary on February 5, 1998, which eliminated the minority interest related to our services subsidiary.

Income Taxes

  As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in 1998 and in 1997. See "Notes to Consolidated Financial Statements" included elsewhere herein.

Liquidity and Capital Resources

  On March 10, 2000, we completed a follow-on public offering of 2,243,000 shares of our common stock at an offering price of $115 per share. The proceeds, net of expenses, from this public offering of approximately $244 million were placed in investment grade cash equivalents. We used approximately $7.0 million of our net proceeds to repay a $7.0 million loan from Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

  We believe that the proceeds from this follow-on offering will be adequate to provide for our capital expenditures and working capital requirements for the foreseeable future. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities will use significant cash.

  Cash used in operating activities was approximately $17.3 million during 1999. Cash used by operations during 1999 was primarily attributable to increases in accounts receivable, prepaid assets and other current assets and offset by an increase in deferred revenue. Cash used by operations during 1998 was primarily attributable to an increase in accounts receivable partially offset by an increase in accounts payable and accrued liabilities.

  Cash provided by investing activities was approximately $8.4 million during 1999. The cash provided by investing activities during 1999 was primarily attributable to the sale of our human resources and financial software business. Cash used in investing activities during 1998 was primarily attributable to the ELEKOM acquisition and purchases of computer equipment and software.

  Cash provided by financing activities was approximately $8.3 million during 1999, and the cash provided by financing activities was approximately $20.8 million for 1998. The cash provided by financing activities during 1999 was primarily attributable to proceeds from a $7.0 million loan from Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P. The cash provided by financing activities 1998 was primarily attributable to our initial public offering effective May 26, 1998.

  In March 1997, we entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million with a leasing company. The equipment line of credit bears interest at rates negotiated with each loan or lease schedule, generally 22.0% to 22.5%, and is collateralized by all of the equipment purchased with the proceeds of the equipment line of credit. As of December 31, 1999, there was no outstanding balance on the equipment line of credit.

  We have a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $8.0 million or 80% of our accounts receivable. Interest on the revolving credit facility is at the prime rate, and the interest on the equipment facility is at the prime rate plus 1.0%, and is collateralized by all of our assets. The line of credit and equipment term facility with Silicon Valley Bank were renewed in May 1999, and will expire in May 2000. As of December 31, 1999, neither the equipment facility nor the credit facility had an outstanding balance. As of December 31, 1999, we are unable to draw on the line of credit as a result of our sale of our human resources and financial software business that included a significant amount of the collateral in the form of accounts receivable.

  On December 28, 1999, we borrowed a total of $7.0 million from Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P. The loan bears interest at the prime rate plus 3.0% and is collateralized by all of our assets. The loan was repaid in full on March 10, 2000, the closing date of our follow-on offering.

  On October 18, 1999, we closed the sale of our human resources and financial software business to Geac. We received approximately $14.4 million in proceeds, of which approximately $2.9 million is being held in escrow. We recorded a gain in 1999 on the sale of this business of approximately $9.4 million and will record the gain on the escrow at the time it is settled. In connection with the sale of this business, we accelerated the vesting on certain options. We recorded a one-time, noncash compensation charge of approximately $706,000 during 1999 related to these options. Revenue from the human resources and financial software business for the years ended December 31, 1999, 1998 and 1997 were approximately $26.7 million, $41.4 million and $26.0 million. We used approximately $2.1 million of our proceeds to repay all of our indebtedness under our credit facility with Silicon Valley Bank and approximately $300,000 to repay all of our indebtedness under our equipment facility with Leasing Technologies International, Inc.

  We had net operating loss carryforwards of approximately $28.7 million at December 31, 1999, which begin expiring in 2007. We established a valuation allowance equal to the net operating losses and all other deferred tax assets. We will record the benefits from these deferred tax assets when we realize them, which will reduce our effective tax rate for future taxable income, if any.
Section 382 of the Internal Revenue Code limits our ability to benefit from certain net operating loss carryforwards, as we are deemed to have had an ownership change of more than 50%, as defined in Section 382. We may not realize certain net operating loss carryforwards in future years due to this limitation.

  During 1999, we issued warrants to purchase 230,000 shares of our common stock at exercise prices ranging from $10.00 to $53.75 per share. These warrants were issued to certain strategic partners some of whom were customers in connection with sales and marketing agreements. We recorded the value of these warrants as a deferred sales and marketing expense of approximately $12.1 million. Sales and marketing expenses in the fourth quarter of 1999 included amortization of approximately $1.9 million related to these agreements. The remainder of the value of the warrants will be amortized over periods ranging from nine months to two years.

  During 1999, we entered into an agreement with a third party to develop certain software that we intend to sell in the future. The compensation to this third party for these services will be in the form of warrants to purchase 50,000 shares of common stock at an exercise price of $56.78 per share. The agreement requires the third party to reach certain milestones related to the software development in order to earn the warrants. We will record the issuance of the warrants at the time they are earned by the third party based on the fair value of the warrant on the date of the grant.

  During 1999, we entered into a reseller agreement that allows the reseller to license our products in a certain territory. We will receive minimum royalty amounts from the reseller and additional royalty amounts if certain minimum revenue requirements are exceeded. We will recognize this fee as the product is licensed to the end user. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of our common stock if certain revenue targets are met. We will record the issuance of the warrants at the time they are earned by the reseller as a sales and marketing expense based on the fair value of the warrant on the date of grant.

New Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the Financial Accounting Standards Board issued Statement of Financial Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133." Statement of Financial Standards No. 133 is effective for our fiscal year ended December 31, 2001. We do not expect Statement of Financial Standards No. 133 to have a significant impact on our consolidated financial statements.

Forward-Looking Statement

  This report contains certain forward-looking statements, including or related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

  These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in "Business - Risk Factors."

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                      CLARUS CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements

                                                                            Page

Report of Arthur Andersen LLP, Independent Public Accountants.............   32

Consolidated Balance Sheets--December 31, 1998 and 1999...................   33

Consolidated Statements of Operations--December 31, 1997, 1998 and 1999...   34

Consolidated Statements of Stockholders' Equity (Deficit)--December 31,
 1997, 1998 and 1999......................................................   35

Consolidated Statements of Cash Flows--December 31, 1997, 1998 and 1999...   36

Notes to Consolidated Financial Statements................................   38

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Clarus Corporation:

   We have audited the accompanying consolidated balance sheets of Clarus Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP
Atlanta, Georgia
January 28, 2000

                      CLARUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1999
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS

                                                                                   1998      1999
                                                                                 --------  --------
CURRENT ASSETS:
 Cash and cash equivalents...................................................... $ 14,799  $ 14,127
 Accounts receivable, less allowance for doubtful accounts of $401 and $271 in
  1998 and 1999, respectively...................................................    8,998    10,483
 Deferred marketing expense, current............................................        0     5,723
 Prepaids and other current assets..............................................      553     1,965
                                                                                 --------  --------
  Total current assets..........................................................   24,350    32,298
                                                                                 --------  --------
PROPERTY AND EQUIPMENT:
 Furniture and equipment........................................................    6,230     7,526
 Leasehold improvements.........................................................      351       875
                                                                                 --------  --------
  Total property and equipment..................................................    6,581     8,401
 Less accumulated depreciation..................................................   (3,127)   (4,279)
                                                                                 --------  --------
  Property and equipment, net...................................................    3,454     4,122
                                                                                 --------  --------
OTHER ASSETS:
 Deferred marketing expense.....................................................        0     4,293
 Investments....................................................................        0     1,168
 Intangible assets, net of accumulated amortization of $1,967 and $784 in 1998
  and 1999, respectively........................................................   11,963     6,649
 Deposits and other long-term assets............................................      315       127
                                                                                 --------  --------
  Total other assets............................................................   12,278    12,237
                                                                                 --------  --------
  Total assets.................................................................. $ 40,082  $ 48,657
                                                                                 ========  ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities....................................... $  7,417  $  6,420
 Accounts payable--related party................................................        9         0
 Deferred revenue...............................................................    7,397     3,081
 Current maturities of long-term debt and capital lease obligations, net of debt
  discount of approximately $980,000 as of December 31, 1999....................      526     6,046
                                                                                 --------  --------
  Total current liabilities.....................................................   15,349    15,547
LONG-TERM LIABILITIES:
 Deferred revenue...............................................................    2,302       293
 Long-term debt and capital lease obligations, net of current maturities........      245         0
 Other long-term liabilities....................................................       75       202
                                                                                 --------  --------
  Total liabilities.............................................................   17,971    16,042
                                                                                 --------  --------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (deficit):

 Preferred stock, $1 and $.0001 par value in 1998 and 1999, respectively;
  5,000,000 shares authorized in 1998 and 1999..................................        0         0
 Common stock, $.0001 par value; 25,000,000 shares authorized in 1998 and 1999;
  11,002,508 and 11,600,68  shares issued in 1998 and 1999, respectively........        1         1
 Additional paid-in capital.....................................................   61,393    63,953
 Accumulated deficit............................................................  (38,721)  (44,122)
 Warrants.......................................................................       40    13,055
 Less treasury stock, 75,000 shares at cost.....................................       (2)       (2)
 Deferred compensation..........................................................     (600)     (270)
                                                                                 --------  --------
  Total stockholders' equity (deficit)..........................................   22,111    32,615
                                                                                 --------  --------
  Total liabilities and stockholders' equity (deficit).......................... $ 40,082  $ 48,657
                                                                                 ========  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      CLARUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 1997, 1998, and 1999
                    (In Thousands, Except Per Share Amounts)

                                                     1997      1998     1999
                                                    -------  --------  -------
REVENUES:
 License fees...................................... $13,506  $ 17,372  $15,101
 Services fees.....................................  12,482    24,268   23,041
                                                    -------  --------  -------
    Total revenues.................................  25,988    41,640   38,142
                                                    -------  --------  -------
COST OF REVENUES:
 License fees......................................   1,205     1,969    1,351
 Services fees.....................................   7,311    13,952   14,517
                                                    -------  --------  -------
    Total cost of revenues.........................   8,516    15,921   15,868
                                                    -------  --------  -------
OPERATING EXPENSES:
 Research and development..........................   6,690     6,335    9,003
 Purchased research and development................       0    10,500        0
 Sales and marketing, exclusive of noncash sales
  and marketing expense............................   9,515    11,802   15,982
 Noncash sales and marketing expense...............       0         0    1,930
 General and administrative........................   3,161     5,126    6,241
 Depreciation and amortization.....................   1,406     2,154    3,399
 Noncash general and administrative compensation
  expense..........................................      58       880      874
                                                    -------  --------  -------
    Total operating expenses.......................  20,830    36,797   37,429
                                                    -------  --------  -------
OPERATING LOSS.....................................  (3,358)  (11,078) (15,155)

GAIN ON SALE OF ASSETS.............................       0         0    9,417

INTEREST INCOME....................................      34       636      442

INTEREST EXPENSE...................................    (308)     (224)    (105)

MINORITY INTEREST..................................    (478)      (36)       0
                                                    -------  --------  -------
NET LOSS........................................... $(4,110) $(10,702) $(5,401)
                                                    =======  ========  =======
NET LOSS PER SHARE--BASIC AND DILUTED.............. $ (2.97) $  (1.70) $ (0.49)
                                                    =======  ========  =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC
 AND DILUTED.......................................   1,386     6,311   11,097
                                                    =======  ========  =======

 The accompanying notes are an integral part of these consolidated statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             For the Years Ended December 31, 1997, 1998, and 1999
                                (In Thousands)

                                                                     Treasury
                   Common Stock   Additional                           Stock                                    Total
                   --------------  Paid-In   Accumulated           -------------   Note From    Deferred    Stockholders'
                   Shares  Amount  Capital     Deficit   Warrants  Shares Amount  Stockholder Compensation Equity (Deficit)
                   ------  ------ ---------- ----------- --------  ------ ------  ----------- ------------ ---------------
BALANCE, December
 31, 1996........   2,185   $ 0    $   472    $(23,859)  $   612    (810) $(302)     $(612)     $  (148)      $(23,837)
 Issuance costs,
  redeemable
  convertible
  preferred
  stock, Series
  F..............       0     0          0         (50)        0       0      0          0            0            (50)
 Issuance of
  warrants.......       0     0          0           0        40       0      0          0            0             40
 Unamortized debt
  discount.......       0     0        (22)          0         0       0      0          0            0            (22)
 Issuance of
  stock options..       0     0        328           0         0       0      0          0         (328)             0
 Amortization of
  deferred
  compensation...       0     0          0           0         0       0      0          0           58             58
 Retirement of
  treasury
  stock..........    (735)    0       (300)          0         0     735    300          0            0              0
 Exercise of
  stock options..      17     0         11           0         0       0      0          0            0             11
 Net loss........       0     0          0      (4,110)        0       0      0          0            0         (4,110)
                   ------   ---    -------    --------   -------    ----  -----      -----      -------       --------
BALANCE, December
31, 1997.........   1,467     0        489     (28,019)      652     (75)    (2)      (612)        (418)       (27,910)
 Issuance of
  common stock in
  initial public
  offering.......   2,500     0     21,962           0         0       0                 0                      21,962
 Issuance of
  stock in
  acquisition of
  ELEKOM
  Corporation....   1,391     0      7,615           0         0       0      0          0            0          7,615
 Issuance of
  warrant and
  shares in
  acquisition of
  minority
  interest in
  Services
  Subsidiary.....     225     0      1,800           0     1,400       0      0          0            0          3,200
 Conversion of
  preferred
  stock..........   4,788     1     25,262           0         0       0      0          0            0         25,263
 Conversion of
  note payable
  for exercise of
  warrant........     300     0      1,012           0         0       0      0          0            0          1,012
 Exercise of
  warrants.......     132     0      2,012           0    (2,012)      0      0        612            0            612
 Issuance of
  stock options..       0     0      1,062           0         0       0      0          0       (1,062)             0
 Amortization of
  deferred
  compensation...       0     0          0           0         0       0      0          0          880            880
 Exercise of
  stock options..     200     0        179           0         0       0      0          0            0            179
 Net loss........       0     0          0     (10,702)        0       0      0          0            0        (10,702)
                   ------   ---    -------    --------   -------    ----  -----      -----      -------       --------
BALANCE, December
 31, 1998........  11,003     1     61,393     (38,721)       40     (75)    (2)         0         (600)        22,111
 Exercise of
  warrants.......      26     0         13           0       (13)      0      0          0            0              0
 Issuance of
  warrants.......       0     0          0           0    13,028       0      0          0            0         13,028
 Accelerated
  vesting of
  stock options..       0     0        687           0         0       0      0          0           19            706
 Cancellation of
  stock options..       0     0       (143)          0         0       0      0          0          143              0
 Amortization of
  deferred
  compensation...       0     0          0           0         0       0      0          0          168            168
 Exercise of
  stock options..     572     0      2,003           0         0       0      0          0            0          2,003
 Net loss........       0     0          0      (5,401)        0       0      0          0            0         (5,401)
                   ------   ---    -------    --------   -------    ----  -----      -----      -------       --------
BALANCE, December
 31, 1999........  11,601   $ 1    $63,953    $(44,122)  $13,055     (75) $  (2)     $   0      $  (270)      $ 32,615
                   ======   ===    =======    ========   =======    ====  =====      =====      =======       ========

 The accompanying notes are an integral part of these consolidated statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1997, 1998, and 1999
                                 (In Thousands)

                                                    1997      1998      1999
                                                   -------  --------  --------
OPERATING ACTIVITIES:
 Net loss......................................... $(4,110) $(10,702) $ (5,401)
                                                   -------  --------  --------
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation....................................     840     1,271     2,000
  Amortization of intangible assets...............     566       883     1,399
  Minority interest...............................     478        36         0
  Amortization of debt discount...................      18        77         0
  Purchased research and development..............       0    10,500         0
  Noncash sales and marketing expense.............       0         0     1,930
  Noncash general and administrative compensation
   expense........................................      58       880       874
  Equity securities received with a license
   agreement......................................       0         0    (1,168)
  Gain on sale of financial and human resources
   software business..............................       0         0    (9,417)
  Loss on sale of property and equipment..........      46         0       138
  Changes in operating assets and liabilities:
   Accounts receivable, net.......................  (2,062)   (5,089)   (7,034)
   Prepaids and other current assets..............    (402)      (66)   (2,396)
   Deposits and other long-term assets............      23      (205)      248
   Accounts payable and accrued liabilities.......   2,370     1,228       297
   Deferred revenue...............................   2,178      (617)    1,121
   Other long-term liabilities....................     (14)       26       127
                                                   -------  --------  --------
    Total adjustments.............................   4,099     8,924   (11,881)
                                                   -------  --------  --------
    Net cash used in operating activities.........     (11)   (1,778)  (17,282)
                                                   -------  --------  --------
INVESTING ACTIVITIES:
 Purchase of ELEKOM Corporation, net of cash
  acquired........................................       0    (8,450)        0
 Purchases of property and equipment..............  (1,193)   (2,418)   (3,213)
 Purchase of minority interest in consolidated
  subsidiary......................................       0      (392)        0
 Net proceeds from sale of financial and human
  resources software business.....................       0         0    12,006
 Proceeds from sale of property and equipment.....      10         0        48
 Purchases of intangible software rights..........     (50)     (178)     (489)
                                                   -------  --------  --------
    Net cash (used in) provided by investing
     activities...................................  (1,233)  (11,438)    8,352
                                                   -------  --------  --------

                      CLARUS CORPORATION AND SUBSIDIARIES

             For the Years Ended December 31, 1997, 1998, and 1999
                                 (In Thousands)

                                                      1997     1998     1999
                                                    --------  -------  -------
FINANCING ACTIVITIES:
 Proceeds from issuance of redeemable convertible
  preferred stock..................................    5,987      150        0
 Proceeds from issuance of common stock in initial
  public offering..................................        0   21,962        0
 Proceeds from the exercise of options.............       11      179    2,001
 Proceeds from notes payable and short-term
  borrowings.......................................   42,633    1,645    7,000
 Repayments of notes payable and short-term
  borrowings.......................................  (43,201)  (3,505)    (743)
 Proceeds from preferred stock bridge financing....    2,000        0        0
 Repayment of preferred stock bridge financing.....   (2,000)       0        0
 Proceeds from exercise of warrants................        0      612        0
 Payments to holder of minority interest...........        0     (241)       0
 Repayment of note receivable from holder of
  minority interest................................       38        0        0
 Dividends paid to holder of minority interest.....     (290)       0        0
                                                    --------  -------  -------
    Net cash provided by financing activities......    5,178   20,802    8,258
                                                    --------  -------  -------
CHANGE IN CASH AND CASH EQUIVALENTS................    3,934    7,586     (672)
CASH AND CASH EQUIVALENTS, beginning of year.......    3,279    7,213   14,799
                                                    --------  -------  -------
CASH AND CASH EQUIVALENTS, end of year............. $  7,213  $14,799  $14,127
                                                    ========  =======  =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Cash paid for interest........................... $    330  $   161  $   103
                                                    ========  =======  =======
NONCASH TRANSACTIONS:
 Issuance of warrants to purchase 230,000 shares of
  common stock in connection with marketing
  agreements....................................... $      0  $     0  $12,046
                                                    ========  =======  =======
 Issuance of warrants to purchase 29,999 shares of
  common stock in obtaining bridge financing....... $      0  $     0  $   982
                                                    ========  =======  =======
 Issuance of stock in the acquisition of ELEKOM
  Corporation (Note 1)............................. $      0  $ 7,615  $     0
                                                    ========  =======  =======
 Equity securities received with a license
  agreement........................................ $      0  $     0  $ 1,168
                                                    ========  =======  =======
 Issuance of 225,000 shares of common stock,
  warrants to purchase 300,000 shares of common
  stock, and note payable for purchase of the
  minority interest in consolidated subsidiary
  (Note 3)......................................... $      0  $ 4,300  $     0
                                                    ========  =======  =======
 Conversion of preferred stock..................... $      0  $25,262  $     0
                                                    ========  =======  =======
 Conversion of note payable for exercise of
  warrant.......................................... $      0  $ 1,100  $     0
                                                    ========  =======  =======



 The accompanying notes are an integral part of these consolidated statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1997, 1998, and 1999

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

   Clarus Corporation (the "Company") develops, markets, and supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. The Company markets its products under the trade name Clarus primarily in the United States and Canada. The Company operates in a single segment as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure About Segments of an Enterprise and Related Information," and does not have significant operations in foreign locations.

Sale of Financial and Human Resources Software Business

   On October 18, 1999, the Company sold its financial and human resources software business to Geac Computer Systems, Inc. and Geac Canada Limited for a total of approximately $14.5 million, of which approximately $2.9 million was placed in escrow. The Company recorded a gain in 1999 on the sale of the business of approximately $9.4 million and will record the gain on the escrow at the time it is settled. In connection with the sale of this business, the Company accelerated the vesting on certain options. The company recorded a one time, non-cash compensation charge of approximately $706,000 during 1999 related to these options. Revenue from the financial and human resources software business for the years ended December 31, 1997, 1998 and 1999 were approximately $26.0 million, $41.4 million, and $26.7 million, respectively.

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

Acquisition of ELEKOM Corporation

   On November 6, 1998, the Company completed its acquisition of ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares, valued at $5.52 per share, of the Company's common stock. ELEKOM was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of the Company, and the separate existence of ELEKOM ceased. The Company, as additional purchase price, recorded (i) payments of $500,000 made to fund the operations of ELEKOM from October 1, 1998 through the closing date and (ii) expenses of approximately $1.0 million to complete the merger. The Company allocated $10.5 million of the purchase price to purchased in-process research and development. The remainder of the excess of the purchase price over the tangible assets acquired of approximately $6.9 million was assigned to trade names, workforce, and goodwill and is being amortized over a period ranging from three months to ten years.

Summary of Significant Accounting Policies

 Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions and balances have been eliminated.

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999


 Minority Interest

   Minority interest represented the 20% ownership interest in the Company's majority-owned subsidiary, Clarus Professional Services, L.L.C. (the "Services Subsidiary") (Note 3).

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

 Fair Value of Financial Instruments

   The book values of cash and cash equivalents, trade accounts receivable, trade accounts payable, investments, and other financial instruments approximate their fair values principally because of the short-term maturities of these instruments. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt with similar terms and maturities. Under this method, the Company's fair value of financial instruments was not materially different from the stated value at December 31, 1998 and 1999.

 Credit and Concentrations of Product Risk

   The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. Substantially all of the Company's product revenues are derived from sales of its Internet-based, business-to-business electronic commerce solutions. Increased market acceptance of the Company's product is critical to the Company's ability to increase sales and thereby sustain profitability. Any factor adversely affecting sales or pricing levels of these applications will have a material adverse effect on the Company's business, results of operations, and financial condition.

 Revenue Recognition

   The Company's revenue consists of revenues from the licensing of software and fees from consulting, implementation, training, and maintenance services. For the year ended December 31, 1997, the Company recognized software license revenue in accordance with the provisions of American Institute of Certified Public Accountants Statement of Position ("SOP") No. 91-1, "Software Revenue Recognition." Accordingly, software license revenue was recognized upon shipment of the software following execution of a contract, provided that no significant vendor obligations remain outstanding, amounts are due within one year, and collection is considered probable by management. If significant postdelivery obligations exist, the revenue from the sale of the software license, as well as other components of the contract, was recognized using percentage of completion accounting.

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999


   Effective January 1, 1998, the Company adopted SOP No. 97-2, "Software Revenue Recognition," that supersedes SOP No. 91-1, "Software Revenue Recognition." Under SOP No. 97-2, the Company recognizes software license revenue when the following criteria are met: (i) a signed and executed contract is obtained, (ii) shipment of the product has occurred, (iii) the license fee is fixed and determinable, (iv) collectibility is probable, and (v) remaining obligations under the license agreement are insignificant. In the fourth quarter of 1999, certain of the Company's license contracts required the Company to provide the license to the software, upgrades, enhancements, training and other services over a period of time for a periodic fee. The revenue under these agreements is recognized over the period of the license arrangement as subscription fees. As of December 31, 1999, no significant revenue had been recognized under these agreements and the majority of the amount was recorded as deferred revenue as indicated below.

   Revenues from services fees that are separately stated are recognized as the services are performed. Maintenance fees, which are included in services fees in the accompanying statement of operations, relate to customer maintenance and support and are recognized ratably over the term of the software support services agreement, which is typically 12 months.

   Revenues that have been prepaid or invoiced but that do not yet qualify for recognition under the Company's policies are reflected as deferred revenues.

 Deferred Revenues

   Deferred revenues at December 31, 1997, 1998, and 1999, were as follows (in thousands):

                                                           1997    1998   1999
                                                          ------- ------ ------
   Deferred revenues:
    Deferred license fees................................ $ 1,027 $  809 $   90
    Deferred services and training fees..................     127    353    313
    Deferred subscription fees...........................       0      0  1,421
    Deferred maintenance fees............................   9,043  8,537  1,550
                                                          ------- ------ ------
       Total deferred revenues...........................  10,197  9,699  3,374
   Less current portion..................................   5,717  7,397  3,081
                                                          ------- ------ ------
   Noncurrent deferred revenues.......................... $ 4,480 $2,302 $  293
                                                          ======= ====== ======

   The Company has introduced in the past, and is expected to introduce in the future, product enhancements. As a result, deferred revenues resulting from contracts executed in a prior period are recognized in the quarter in which delivery of the new product occurs. This practice has, and will in the future, continue to cause fluctuations in revenues and operating results from period to period.

 Property and Equipment

   Property and equipment consist of furniture, computers, other office equipment, purchased software, and leasehold improvements. These assets are depreciated on a straight-line basis over a two-, five-, or seven-year life. Improvements are amortized over the term of the lease.

 Product Returns and Warranties

   The Company provides warranties for its products after the software is purchased for the period in which the customer maintains the Company's support of the product. The Company generally supports only

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

current releases and the immediately prior releases of its products. The Company's license agreements generally do not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 1997, 1998, and 1999.

 Intangible Assets

   Intangible assets include goodwill, workforce, and trade names and are being amortized on a straight-line basis over periods ranging from two to ten years.

 Capitalized Software Development Costs

   Internal research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS
No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the internal development costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Therefore, the Company has charged all internal software development costs to expense as incurred for the three years ended December 31, 1999.

   The Company has in the past, and may in the future, purchase or license software that may be modified and integrated with its products. If at the time of purchase or license, technological feasibility is met, the cost of the software is capitalized and amortized over a period not to exceed its useful life.

 Impairment of Long-Lived and Intangible Assets

   The Company periodically reviews the values assigned to long-lived assets, including property and other assets, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

 Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities include the following as of December 31, 1997, 1998, and 1999 (in thousands):

                                                            1997   1998   1999
                                                           ------ ------ ------
   Accounts payable....................................... $  973 $2,105 $2,094
   Accrued compensation, benefits, and commissions........  1,636  2,569  2,295
   Accrued other..........................................  1,989  2,743  2,031
                                                           ------ ------ ------
                                                           $4,598 $7,417 $6,420
                                                           ====== ====== ======

 Net Loss Per Share

   Net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. Net loss per share does not include the impact of stock options, warrants, or convertible preferred stock, as their impact would be antidilutive. Diluted earnings per share is not presented, as the effects of these common stock equivalents were antidilutive.

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999


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

 New Accounting Pronouncement

   In 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 133 is effective for the Company's fiscal year ending December 31, 2001. Management does not expect SFAS No. 133 to have a significant impact on the Company's consolidated financial statements.

 Comprehensive Loss

   Comprehensive loss for the years ended December 31, 1997, 1998, and 1999, is the same as net loss presented in the accompanying consolidated statements of operations.

 Investments

   During 1999, the Company licensed certain software to an unrelated company in exchange for a percentage interest in common stock of the unrelated company. This security is classified as an available-for-sale security under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Therefore, any unrealized gains and losses are reported as a separate component of shareholders' deficit. During 1999, there was no unrealized gain or loss related to this investment.

2. RELATED-PARTY TRANSACTIONS

   During the two years ended December 31, 1998, the Company engaged in a number of transactions with McCall Consulting Group, Inc. ("McCall Consulting Group") and Technology Ventures, L.L.C. ("Technology Ventures"), entities controlled by Joseph S. McCall, a shareholder and former director of the Company. In the opinion of management, the rates, terms, and considerations of the transactions with related parties approximate those with nonrelated entities.

   Expenses relating to services provided by McCall Consulting Group were approximately $1.6 million and $220,000 for the two years ended December 31, 1998. Amounts owed related to services provided by McCall Consulting Group were approximately $52,000 and $9,000 as of December 31, 1997 and 1998, respectively. Expenses relating to services provided by Technology Ventures were approximately $23,000 and $2,000 for the two years ended December 31, 1997 and 1998. No services were provided in 1999.

   In February 1998, the Company entered into an agreement with Mr. McCall whereby he resigned as the Company's chief executive officer and as chairman, chief executive officer, and manager of the Services Subsidiary. Mr. McCall remained an employee of the Company until the completion of the Offering, at which time he became a consultant to the Company for a period of one year pursuant to the terms of an independent contractor agreement. In recognition of past services to the Company, and resignations of certain positions noted above, the Company paid to Mr. McCall a lump sum of $225,000 on June 30, 1998, and also agreed to pay Mr. McCall severance of $75,000 payable over a one-year period. For his consulting

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

services, the Company paid Mr. McCall the sum of $125,000 over the one-year period from the date of the Offering, with the ability to earn an additional $100,000 in incentive compensation if certain revenue targets are met by the Company. The Company paid $107,000 and $124,000 to Mr. McCall under this consulting agreement during the years ended December 31, 1998 and 1999, respectively.

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

  On February 5, 1998, the Company purchased Technology Ventures' 20% ownership in the Services Subsidiary for a purchase price of approximately $4.5 million. In exchange for the 20% interest in the Services Subsidiary, the Company (i) issued 225,000 shares of common stock to Technology Ventures, (ii) granted Technology Ventures a warrant to purchase an additional 300,000 shares of common stock at a purchase price of $3.67 per share, and (iii) agreed to pay Technology Ventures a monthly sum equal to 20% of the net profits of the Services Subsidiary until the earlier of the completion of the Offering or a sale of the Company. In addition, the Company agreed to pay Technology Ventures the sum of $1.1 million upon exercise of the warrant, but not later than February 5, 2000, pursuant to a nonnegotiable, noninterest-bearing subordinated promissory note. The Company imputed interest on the note payable based on its original terms and recognized interest during the period the note was outstanding. In November 1998, the warrant was exercised and the note payable was surrendered as payment for the warrant exercise price. The remaining unamortized discount of $89,000 on the note payable was reclassified to additional paid-in capital.

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

  The purchase price was determined by including the following: (i) 225,000 shares of common stock at $8 per share or $1.8 million, (ii) a note payable of $1.1 million discounted for interest at 9% for two years, resulting in a net note payable of $934,000, (iii) cash paid of $62,000, (iv) 20% of net profits, totaling $330,000, for the period February 5, 1998, through the Offering, and
(v) a warrant valued at $1.4 million determined using the Black-Scholes model and using expected volatility of 65%, an expected term of two years, and a risk-free rate of 5.5% to determine a value per share of $4.67 or a total value of $1.4 million. The Company has accounted for the transaction using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition. Goodwill resulting from the transaction is being amortized over 15 years.

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

  The Services Subsidiary had income of approximately $2.4 million and $179,000 for the year ended December 31, 1997 and for the period from January 1, 1998 to February 5, 1998, respectively. The Services Subsidiary distributed dividends of approximately $1.4 million and $486,000 during the year ended December 31, 1997 and during the period from January 1, 1998 to February 5, 1998, respectively, to the Company and the related-party minority interest holder. In 1999, the Services Subsidiary was merged into the Company.

4. PRO FORMA EFFECTS OF THE ELEKOM ACQUISITION

  Unaudited pro forma operating results for the years ended December 31, 1997 and 1998, assuming that the acquisition of ELEKOM had occurred at the beginning of each year, are as follows (in thousands, except per share amounts):

                                                               1997      1998
                                                             --------  --------
   Revenues................................................. $ 26,005  $ 42,079
   Pro forma net loss.......................................  (21,258)  (15,032)
   Pro forma net loss per share.............................    (7.66)    (2.01)

5.INCOME TAXES

   The Company files a consolidated tax return with its majority-owned subsidiaries. The components of the income tax provision (benefit) for the three years ended December 31, 1999 are as follows (in thousands):

                                                         1997    1998    1999
                                                        -------  -----  -------
   Current:
    Federal............................................ $     0  $  98  $     0
    State..............................................       0     12        0
                                                        -------  -----  -------
                                                              0    110        0
                                                        -------  -----  -------
   Deferred:
    Federal............................................  (1,287)   (98)  (1,473)
    State..............................................    (241)   (12)    (173)
                                                        -------  -----  -------
                                                         (1,528)  (110)  (1,646)
   Change in valuation allowance.......................   1,528    110    1,646
                                                        -------  -----  -------
      Total............................................ $     0  $   0  $     0
                                                        =======  =====  =======

   The following is a summary of the items which caused recorded income taxes to differ from taxes computed using the statutory federal income tax rate for the three years ended December 31, 1999:

                               1997    1998    1999
                               -----   -----   -----
   Tax benefit at statutory
    rate.....................  (34.0)% (34.0)% (34.0)%
   Effect of:
    State income tax, net....   (4.0)   (4.0)   (4.0)
     Other...................    1.1     1.7     0.8
     Nondeductible goodwill..    0.0     0.0     6.7
     Nondeductible acquired
      research and
      development............    0.0    37.3     0.0
     Change in valuation
      allowance..............   36.9    (1.0)   30.5
                               -----   -----   -----
   Provision (benefit) for
    income taxes.............    0.0 %   0.0 %   0.0 %
                               =====   =====   =====

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999


   Deferred tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1997, 1998, and 1999, are as follows (in thousands):

                                                   1997      1998      1999
                                                 --------  --------  --------
   Deferred tax assets:
    Net operating loss carryforwards............ $ 10,047  $ 10,000  $ 10,900
    Allowance for doubtful accounts.............      128       153       103
    Depreciation and amortization...............      326       211       219
    Noncash compensation........................        0         0       733
    Accrued liabilities.........................      110       141         9
    Other.......................................        3         0         0
                                                 --------  --------  --------
                                                   10,614    10,505    11,964
   Deferred tax liabilities:
    Services Subsidiary.........................     (181)     (182)        0
    Amortization of purchased software..........       (5)       (5)        0
                                                     (186)     (187)        0
   Net deferred tax assets before valuation
    allowance...................................   10,428    10,318    11,964
                                                 --------  --------  --------
   Valuation allowance..........................  (10,428)  (10,318)  (11,964)
   Net deferred tax assets...................... $      0  $      0  $      0
                                                 ========  ========  ========

   During 1998, the Company used $110,000 of the net operating loss carryforwards to cover current income taxes payable. The Company reversed the valuation allowance on the net operating loss carryforwards that were used and set up a valuation allowance for the deferred tax assets created during the year. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Accordingly, since it currently is more likely than not that the net deferred tax assets resulting from the remaining net operating loss carryforwards ("NOLs") and other deferred tax items will not be realized, a valuation allowance has been provided in the accompanying consolidated financial statements as of December 31, 1998 and 1999. The Company established the valuation allowance for the entire amount of the deferred tax assets attributable to the NOL carryforwards as well as for the net deferred tax assets created as a result of temporary differences between book and tax. The Company will recognize such income tax benefits when realized. The NOLs at December 31, 1999, were approximately $28.7 million and will expire at various dates through 2019.

   The Company's ability to benefit from certain NOL carryforwards is limited under Section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of more than 50%, as defined. Accordingly, certain NOLs may not be realizable in future years due to the limitation.

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

6. DEBT

   The Company's short- and long-term debt consists of the following as of December 31, 1998 and 1999 (in thousands):

                                                                  1998  1999
                                                                  ---- ------
   Note payable, payable the earlier of April 30, 2000 or the completion of a secondary offering of the Company's common stock, secured by substantially all the assets of the
    Company, interest at prime (11.5% at December 31, 1999) plus
    3%, net of discount of approximately $980 as of December 31,
    1999......................................................... $  0 $6,018

   Equipment notes payable to a leasing company, paid in 1999....  465      0

   Line-of-credit agreement with a bank, paid in 1999............  150      0

   Note payable to a financing company, payable in monthly
    installments of approximately $2 through November 2000,
    secured by certain company assets, bearing interest at 8%....   33     16

   Capital lease obligations.....................................  123     12
                                                                  ---- ------
                                                                   771  6,046

   Less current portion of long-term debt........................  526  6,046
                                                                  ---- ------
                                                                  $245 $    0
                                                                  ==== ======

   The Company has a line-of-credit agreement with a bank bearing interest at prime. The line-of-credit agreement provides for maximum borrowings not to exceed the lesser of $8.0 million or 80% of eligible accounts receivable. Additionally, the Company has an equipment line agreement with a bank bearing interest at prime plus 1.0%. The equipment line agreement provides for borrowings not to exceed $1.0 million. Borrowings under these agreements are collateralized by substantially all the Company's assets. The Company had no amounts outstanding under the line of credit or equipment line at December 31, 1999. The line of credit and equipment term facility will expire in May of 2000. As of December 31, 1999, the Company is unable to draw on the line of credit given the fact that the Company sold its financial and human resources software business that included a significant amount of the collateral in the form of accounts receivable. The Company is currently in negotiations to amend the agreement.

   In 1999, the Company entered into financing agreements for $7,000,000. The amount is payable on the earlier of April 30, 2000 or the completion of a secondary offering of the Company's common stock. In connection with the financing, the Company issued warrants to purchase 29,999 shares of common stock at an exercise price of $53.69 per share. The Company recorded the value of the warrants of approximately $980,000 as debt discount to be amortized to interest expense over the life of the bridge financing. Additionally, if the Company does not make the repayment required on April 30, 2000, additional warrants will be issued for 1,000 shares for each day subsequent to April 30, 2000 that the debt remains unpaid. In connection with this agreement, the Company paid approximately $700,000 in debt issuance costs that will be amortized over the term of the loan agreement. These costs are included in prepaids and other current assets in the accompanying consolidated balance sheet.

7. ROYALTY AGREEMENTS

   The Company is a party to royalty and other equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $1.1 million, $1.8 million, and $1.3 million

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

in royalty fees for the years ended December 31, 1997, 1998, and 1999, respectively, pursuant to these agreements. The royalty fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations.

8.EMPLOYEE BENEFIT PLANS

   The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company did not make matching or discretionary profit-sharing contributions to the Plan during the three years ended December 31, 1999.

9.STOCK OPTION PLAN

   The Company has a stock option plan for employees, consultants, and other individual contributors to the Company which enables the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. The nonqualified options are to be granted at an exercise price of not less than 85% of the fair market value at the date of grant. The compensation committee determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for seven years from the grant date and generally vest over a four year period from the date of grant.

   The stock option plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 1999, no such awards have been granted under the plan.

   The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in the first quarter of 1998. Under the 1998 Plan, the board of directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants. The 1998 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The Company has authorized and reserved for issuance an aggregate of 1.5 million shares of common stock for issuance under the 1998 Plan. The aggregate number of shares of common stock that may be granted through awards under the 1998 Plan to any employee in any calendar year may not exceed 200,000 shares. The 1998 Plan will continue in effect until February 2008 unless sooner terminated.

   Total options available for grant under the 1992 Plan and the 1998 Plan as of December 31, 1999 were 189,898.

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

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999


   During 1997 and 1998, the Company granted options with exercise prices below the fair market value at the date of grant. Accordingly, the Company recorded deferred compensation of approximately $328,000 and $1.1 million for options granted during the years ended December 31, 1997 and 1998, respectively. The Company amortizes deferred compensation over four years, the vesting period of the options. The Company amortized to compensation expense $58,000, $880,000, and $874,000 of the deferred compensation related to these option grants for the years ended December 31, 1997, 1998, and 1999, respectively. The compensation expense for 1998 and 1999 includes the effect of the Company's acceleration of vesting on certain options that were issued in the first quarter of 1998 and third quarter of 1999. The Company recorded compensation expense of approximately $705,000 in 1998 related to this acceleration. Additionally, in 1999, upon the sale of its financial and human resources software business, the Company accelerated the vesting on options to certain employees. As a result of the acceleration of vesting, the Company recorded a noncash, nonrecurring charge of approximately $706,000 for the year ended December 31, 1999, representing the value of the options on the date of the acceleration and the removal of the remaining unamortized deferred compensation of approximately $19,000.

   A summary of changes in outstanding options during the three years ended December 31, 1999 is as follows:

                                                                      Weighted
                                                                      Average
                                                                      Exercise
                                               Shares       Price      Price
                                              ---------  ------------ --------
   December 31, 1996.........................   786,437  $0.67-$ 1.00  $ 0.81
    Granted..................................   802,295  $1.00-$ 3.67  $ 2.96
    Canceled.................................  (212,280) $0.67-$ 3.67  $ 0.93
    Exercised................................   (16,812) $0.67-$ 1.00  $ 0.68
                                              ---------
   December 31, 1997......................... 1,359,640  $0.67-$ 3.67  $ 2.07
    Granted.................................. 1,071,322  $3.67-$10.00  $ 7.29
    Canceled.................................  (147,413) $0.67-$10.00  $ 3.16
    Exercised................................  (199,546) $0.67-$ 3.67  $ 0.90
                                              ---------
   December 31, 1998......................... 2,084,003  $0.67-$10.00  $ 4.79
    Granted.................................. 1,436,320  $3.50-$62.00  $15.50
    Canceled.................................  (802,991) $0.67-$18.88  $ 5.48
    Exercised................................  (572,318) $0.67-$12.06  $ 3.50
                                              ---------
   December 31, 1999......................... 2,145,014  $0.67-$62.00  $12.05
                                              =========
   Vested and exercisable at December 31,
    1999.....................................   525,845

 Statement of Financial Accounting Standards No. 123

   For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                              1997        1998        1999
                                           ----------  ----------  ----------
   Dividend yield.........................          0%          0%          0%
   Expected volatility....................         65          65          60
   Risk-free interest rate at the date of
    grant................................. 5.78%-6.82% 4.10%-5.68% 4.64%-6.38%
   Expected life.......................... Four years  Four years  Four years

   Using these assumptions, the fair values of the stock options granted during the years ended December 31, 1997, 1998, and 1999, are approximately $699,000, $2.2 million, and $6.0 million respectively,

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

which would be amortized over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for the three years ended December 31, 1999, would have been as follows (in thousands, except per share amounts):

                                                     1997      1998     1999
                                                    -------  --------  -------
   Net loss:
    As reported.................................... $(4,110) $(10,702) $(5,401)
    Pro forma in accordance with SFAS No. 123......  (4,269)  (11,009)  (6,275)
   Basic and diluted net loss per share:
    As reported.................................... $ (2.97) $  (1.70) $ (0.49)
    Pro forma in accordance with SFAS No. 123......   (3.08)    (1.74)   (0.57)

   Because SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

   The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant for the number of options outstanding as of December 31, 1999:

                                                                     Weighted
                                                                      Average
                                                Exercise   Weighted  Remaining
                                     Number      Price     Average  Contractual
   Year of Grant                    of Shares    Range      Price   Life (Years)
   -------------                    --------- ------------ -------- -----------
   Prior to 1997...................   152,268 $0.67-$ 1.00  $ 0.94     3.71
   1997............................   313,517 $1.00-$ 3.67  $ 3.29     4.75
   1998............................   496,700 $3.67-$10.00  $ 7.68     5.36
   1999............................ 1,182,529 $3.50-$62.00  $17.63     6.52
                                    ---------
     Total......................... 2,145,014
                                    =========

   The weighted average grant date fair value of options granted during the years ended December 31, 1997, 1998, and 1999, was $3.04, $7.33, and $17.63
respectively.

   Subsequent to December 31, 1999, the Company granted options to purchase 190,200 shares of common stock at exercise prices ranging from $35.00 to $79.56 per share.

10.STOCKHOLDERS' EQUITY

Preferred Stock

   After the Offering, the Company is authorized to issue 5.0 million shares of preferred stock. In connection with the Offering, the original preferred stock outstanding on the date of the Offering was converted to approximately 4.8 million shares of common stock.

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

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

an initial public offering be at a defined threshold in order for the conversion of the preferred stock to be effected immediately upon an initial public offering.

Series F Preferred Stock

   On June 5, 1997 and August 5, 1997, the Company received advances on a pending equity financing arrangement. The Company issued convertible promissory notes to certain existing preferred stockholders totaling approximately $2.0 million and bearing interest at a rate of 8.5%. The notes were convertible upon the consummation of a private equity offering providing gross proceeds in excess of defined thresholds. In connection with the issuance of the notes, the Company issued warrants to the above parties as discussed below. On September 27, 1997, the Company issued 416,668 shares of Series F preferred stock to third-party investors for $9.60 per share. Upon issuance of Series F preferred stock to the third-party investors, the aforementioned convertible notes and accrued interest were converted to 212,141 shares of Series F preferred stock at $9.60 per share. Gross proceeds before stock issuance costs were approximately $6.0 million. Stock issuance costs of $50,000 were incurred.

Warrants

   In July 1995, the Company issued a warrant to purchase 87,500 shares of Series C preferred stock to Technology Ventures for an exercise price of $7 per share. Additionally, the Company had a note payable to Technology Ventures for the same amount as the exercise price. The warrant was exercised in 1998 for common stock, and the related note receivable was eliminated as the payment of the exercise price.

   On January 24, 1995, the Company issued warrants to preferred stock investors to purchase 17,544 shares of Series D convertible preferred stock at a price of $8.55 per share. These warrants were exercised for common stock in February 1998.

   On March 28, 1997, the Company entered into an agreement with a bank to amend its working capital line of credit. As part of the agreement, the Company granted the bank a warrant to purchase 13,082 shares of common stock at $5.73 per share. The warrant was exercised in 1999.

   In connection with the sale of the Series F preferred stock noted above, the Company issued warrants to purchase 70,232 shares of common stock at a price of $6.40 per share. The value of the warrants of $40,000 was recorded as a debt discount and was to be amortized over the period in which the convertible notes were outstanding. For the year ended December 31, 1997, the Company amortized $18,000 of the discount to interest expense. The debt was converted to preferred stock in 1997, and the remaining unamortized debt discount was reclassified to additional paid-in capital. As of December 31, 1999, 47,480 of these warrants remain outstanding.

   In connection with the financing discussed in Note 6, the Company issued warrants to purchase 29,999 shares of common stock at an exercise price of $53.69 per share.

   During 1999, the Company issued warrants to purchase 230,000 shares of common stock of the company at exercise prices ranging from $10.00 to $53.75 per share. These warrants were issued to certain strategic partners in exchange for the agreement to be a party to a sales and marketing agreement between the Company and the strategic partner. The Company recorded the value of these warrants based on the fair value as determined by the Black-Scholes valuation model of approximately $12.1 million in 1999 as a deferred sales and marketing expense in the accompanying consolidated balance sheet. The Company amortized to sales and marketing expense approximately $1.9 million related to these agreements in the fourth quarter of 1999. The remainder of the value of the warrants will be amortized over periods ranging from 9 months to two years.

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999


   During 1999, the Company entered into an agreement with a third party to develop certain software that the Company intends to sell in the future. The compensation to this third party for these services will be in the form of warrants to purchase 50,000 shares of common stock at an exercise price of $56.78 per share. The agreement requires the third party to complete certain milestones related to the software development in order to earn the warrants. The Company will record the issuance of the warrants at the time they are earned by the third party based on the fair value of the warrant on the date of grant.

   During 1999, the Company entered into a reseller agreement with a third party. This agreement provides for the ability of the reseller to sell the Company's products in a certain territory. The Company will receive payments from the reseller based on the sales to end users but will also receive minimum royalty amounts from the reseller as indicated in the agreement. The Company will recognize this fee under this arrangement as the product is sold to the end user by the reseller. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of common stock of the Company if certain revenue targets are met. The Company will record the issuance of the warrants at the time they are earned by the reseller as sales and marketing based on the fair value of the warrant on the date of grant.

11.COMMITMENTS AND CONTINGENCIES

Leases

   The Company rents certain office space, telephone, and computer equipment under noncancelable operating leases. Rents charged to expense were approximately $772,000, $918,000, and $1,679,000 for the years ended December 31, 1997, 1998, and 1999, respectively. Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 1999, are as follows (in thousands):

        December 31:
        ------------
         2000............................................................ $1,116
         2001............................................................  1,116
         2002............................................................  1,116
         2003............................................................  1,116
         2004............................................................  1,116
        Thereafter.......................................................  1,397
                                                                          ------
                                                                          $6,977
                                                                          ======

   In addition, the Company rents certain equipment under agreements treated for financial reporting purposes as capital leases. The Company's property under capital leases, which is included in property and equipment on the consolidated balance sheets at December 31, 1998 and 1999, was $121,000, which is net of accumulated depreciation of $11,000 and $17,000, respectively.

Product Liability

   As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in applications after commencement of commercial shipments or, if discovered, that the Company will be able to successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in the Company's products could result in loss of or delay in the market acceptance of the Company's applications, and alleviating such errors and failures could require significant expenditure of capital and other resources by the

                      CLARUS CORPORATION AND SUBSIDIARIES

                        December 31, 1997, 1998 and 1999

Company. The consequences of such errors and failures could have a material adverse effect on the Company's business, results of operations, and financial condition.

Litigation

   The Company is subject to claims and litigation related to matters arising in the normal course of business. Based on a current assessment of such claims and litigation, management believes that as of December 31, 1999, there are no unasserted, asserted, or pending material litigation or claims against the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with our 2000 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2000 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Principal Stockholders" in the Proxy Statement used in connection with our 2000 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with our 2000 Annual Stockholders' Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements, Financial Statement Schedules and Exhibits

(a)  Financial Statement Schedule

                   (1)  Schedule II Valuation and Qualifying Accounts
(b)  Exhibits

     Exhibit
     Number        Exhibit
     -------       ----------------------------------------------------------------------------------------------
       2.1         Asset Purchase Agreement between the Company and Geac Computer Systems, Inc. (Incorporated by
                   reference from Exhibit 2.1 to the Company's current report filed on August 30, 1999).
       2.2         Intellectual Property Rights Purchase Agreement between the Company and Geac Canada Limited
                   (Incorporated by reference from Exhibit 2.2 to the Company's current report on Form 8-K, filed on August 30, 1999).
       2.3         Indemnification Agreement between the Company and Geac Computer Systems, Inc. (Incorporated
                   by reference from Exhibit 2.3 to the Company's current report on Form 8-K, filed on August
                   30, 1999).
       2.4         First Amendment to Intellectual Property Rights Purchase Agreement (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K/A filed on December 15, 1999)
       3.1         Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to Company's Registration on Form S-1 (File No. 333-63535)).
       3.2         Amended and Restated Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to
                   Company's Registration on Form S-1 (File No. 333-63535)).
       4.1         See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
                   Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
       4.2         Specimen Stock Certificate (Incorporated by reference from Exhibit 9.1 to Company's
                   Registration on Form S-1 (File No. 333-46685)).
       4.3         Form of Vendor Warrant Agreement
      10.1         SQL 1992 Stock Option Plan, effective November 22, 1992) (Incorporated by reference from
                   Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)).
      10.2         1998 Stock Incentive Plan, effective February 5, 1998 (with form option agreement)
                   (Incorporated by reference from Exhibit 10.3 to Company's Registration on Form S-1 (File No.
                   333-46685)).
      10.3         Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July 24, 1998
                   (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration
                   Statement (File No. 333-63535)).
      10.4         Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan
                   Life Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement (File No. 333-46685)).
      10.5         Agreement and Plan of Reorganization dated August 31, 1998, by and among the Company, Clarus
                   CSA, Inc. and ELEKOM Corporation (Incorporated by reference from Exhibit 2.1 and Appendix A of the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
      10.6         Escrow and Minority Investment Agreement by and between the Company and ELEKOM Corporation and US Bank Trust National Association (Incorporated by reference from Exhibit 2.2 to the
                   Company's Registration Statement on Form S-4 (Registration No. 333-63535)).

      10.7         Voting Agreement by and among the Company and certain shareholders of ELEKOM Corporation
                   (Incorporated by reference from exhibit 4.3 to the Company's Registration Statement on Form
                   S-4 (Registration No. 333-63535)).
      10.8         Registration Rights Agreement by and between the Company and certain shareholders of ELEKOM
                   Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).
      10.9         Escrow and Indemnity Agreement by and among the Company, ELEKOM Corporation and certain
                   Shareholders of ELEKOM Corporation (Incorporated by reference from Exhibit 4.3 to the
                   Company's Form 10-Q for the quarter ended September 30, 1998).
      10.10        Form of Market Standby and Affiliate Agreement (Incorporated by Reference from Exhibit 4.6 of the Company's Form S-4 Registration Statement (File No. 333-63535)).
      10.11        Amendment to 1998 Stock Incentive Plan
      10.12        Amendment to 1992 Stock Option Plan
      21.1         List of Subsidiaries
      23.1         Consent of Arthur Andersen LLP
      99.1         Report of Independent Public Accountants on Financial Statement Schedule

Reports on Form 8-K filed in the fourth quarter of 1999.

  On October 22, 1999, we filed a current report on Form 8-K dated October 18, 1999 to disclose the closing of the sale of substantially all of our financial and human resources business to Geac Computer Systems, Inc. and Geac Canada Limited. On December 15, 1999, we filed a current report on Form 8-K/A dated October 18, 1999 to report the previous filing of our pro forma financial information in connection with the sale of substantially all of our financial and human resources business to Geac Computer Systems, Inc. and Geac Canada Limited.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CLARUS CORPORATION

Date: March 29, 2000
                                  By: /s/ Stephen P. Jeffery
                                     -----------------------
                                     Stephen P. Jeffery,
                                     Chairman, Chief Executive Officer and
                                     President


                  Signature                                       Title                              Date
----------------------------------------------  ------------------------------------------  ----------------------

/s/ Stephen P. Jeffery                          Chairman, Chief Executive Officer,                  March 29, 2000
----------------------------------------------  President (principal executive officer),
Stephen P. Jeffery                              and Director

/s/ Mark D. Gagne                               Executive Vice President and Chief                  March 29, 2000
----------------------------------------------  Financial Officer (principal financial
Mark D. Gagne                                   and accounting officer)

/s/ Norman N. Behar                             Director                                            March 29, 2000
----------------------------------------------
Norman N. Behar

/s/ Tench Coxe                                  Director                                            March 29, 2000
----------------------------------------------
Tench Coxe

/s/ Donald L. House                             Director                                            March 29, 2000
----------------------------------------------
Donald L. House

/s/ Mark A. Johnson                             Director                                            March 29, 2000
----------------------------------------------
Mark A. Johnson

/s/ William S. Kaiser                           Director                                            March 29, 2000
----------------------------------------------
William S. Kaiser

/s/ Said Mohammadioun                           Director                                            March 29, 2000
----------------------------------------------
Said Mohammadioun

                                 EXHIBIT INDEX

     Exhibit
     Number                                                   Exhibit
     -------       ----------------------------------------------------------------------------------------------
       2.1         Asset Purchase Agreement between the Company and Geac Computer Systems, Inc. (Incorporated by
                   reference from Exhibit 2.1 to the Company's current report filed on August 30, 1999).
       2.2         Intellectual Property Rights Purchase Agreement between the Company and Geac Canada Limited
                   (Incorporated by reference from Exhibit 2.2 to the Company's current report on Form 8-K, filed on August 30, 1999).
       2.3         Indemnification Agreement between the Company and Geac Computer Systems, Inc. (Incorporated
                   by reference from Exhibit 2.3 to the Company's current report on Form 8-K, filed on August
                   30, 1999).
       2.4         First Amendment to Intellectual Property Rights Purchase Agreement (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K/A filed on December 15, 1999)
       3.1         Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to Company's Registration on Form S-1 (File No. 333-63535)).
       3.2         Amended and Restated Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to
                   Company's Registration on Form S-1 (File No. 333-63535)).
       4.1         See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of
                   Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
       4.2         Specimen Stock Certificate (Incorporated by reference from Exhibit 9.1 to Company's
                   Registration on Form S-1 (File No. 333-46685)).
       4.3         Form of Vendor Warrant Agreement
      10.1         SQL 1992 Stock Option Plan, effective November 22, 1992) (Incorporated by reference from
                   Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)).
      10.2         1998 Stock Incentive Plan, effective February 5, 1998 (with form option agreement)
                   (Incorporated by reference from Exhibit 10.3 to Company's Registration on Form S-1 (File No.
                   333-46685)).
      10.3         Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July 24, 1998
                   (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration
                   Statement (File No. 333-63535)).
      10.4         Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan
                   Life Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement (File No. 333-46685)).
      10.5         Agreement and Plan of Reorganization dated August 31, 1998, by and among the Company, Clarus
                   CSA, Inc. and ELEKOM Corporation (Incorporated by reference from Exhibit 2.1 and Appendix A of the Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
      10.6         Escrow and Minority Investment Agreement by and between the Company and ELEKOM Corporation and US Bank Trust National Association (Incorporated by reference from Exhibit 2.2 to the
                   Company's Registration Statement on Form S-4 (Registration No. 333-63535)).
      10.7         Voting Agreement by and among the Company and certain shareholders of ELEKOM Corporation
                   (Incorporated by reference from exhibit 4.3 to the Company's Registration Statement on Form
                   S-4 (Registration No. 333-63535)).
      10.8         Registration Rights Agreement by and between the Company and certain shareholders of ELEKOM
                   Corporation (Incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q for the quarter ended September 30, 1998).
      10.9         Escrow and Indemnity Agreement by and among the Company, ELEKOM Corporation and certain
                   Shareholders of ELEKOM Corporation (Incorporated by reference from Exhibit 4.3 to the
                   Company's Form 10-Q for the quarter ended September 30, 1998).
      10.10        Form of Market Standby and Affiliate Agreement (Incorporated by Reference from Exhibit 4.6 of the Company's Form S-4 Registration Statement (File No. 333-63535)).

      10.11        Amendment to 1998 Stock Incentive Plan
      10.12        Amendment to 1992 Stock Option Plan
      21.1         List of Subsidiaries
      23.1         Consent of Arthur Andersen LLP
      27           Financial Data Schedule
      99.1         Report of Independent Public Accountants on Financial Statement Schedule

                                                                     Schedule II

                       Valuation and Qualifying Accounts
                      Clarus Corporation and Subsidiaries
             For the years ended December 31, 1997, 1998 and 1999
                  Allowance for Doubtful Accounts and Returns

                                                              Balance at      Charged to        Charged to              Balance at
                                                             Beginning of     Costs and           Other                   End of
                                                                Period         Expenses         Accounts    Deductions    Period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts

           1997                                            $ 288,000            $ 125,000            -     $ 129,000      $ 284,000
           1998                                              284,000              739,000       54,000  (b)  676,000        401,000
           1999                                              401,000

Allowance for Returns

           1997                                              346,000              166,000       83,000  (a)  541,000         54,000
           1998                                               54,000                    -      (54,000) (b)        -              -
           1999                                                    -
Total

           1997                                              634,000              291,000       83,000       670,000        338,000
           1998                                              338,000              738,000            -       876,000        401,000
           1999                                              401,000            1,245,000            -     1,375,000 (c)    271,000

(a) amounts were reclassified from deferred revenue
(b) amounts were reclassified from the returns reserve to the bad debt reserve
(c) of this amount, $537,000 was transferred as part of the sale of the financial and human resources software business.