Form 10-K/A
period 1999-12-31
CLARUS CORP
filed 2000-04-28
CIK 913277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K/A

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

                 For the transition period from _____ to _____

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

       Securities Registered pursuant to Section 12(b) of the Act: None Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0001

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

     The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 15, 2000 was approximately $1.4 billion based on $115.00 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

     The number of shares of the Registrant's common stock outstanding at March 15, 2000, was 14,029,451 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART III
  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  1
  ITEM 11.  EXECUTIVE COMPENSATION.........................................  4
  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.  6
  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  7

  SIGNATURES...............................................................  7


                                EXPLANATORY NOTE

     In this Annual Report on Form 10-K/A, the Registrant has included information in Part III that was to be incorporated by reference in the Registrant's Form 10-K originally filed with the Securities and Exchange Commission on March 30, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Number and Classification

     Our Board of Directors currently consists of seven Directors. Our Bylaws provide that our Board of Directors will consist of not less than two, nor more than seven members, the precise number to be determined from time to time by the Board of Directors. The number of Directors has been set at seven by the Board. The seven members who comprise our Board of Directors are divided into three classes of Directors: Class I Directors, Class II Directors and Class III Directors, with each such class of Directors serving staggered three-year terms.

     Messrs. Coxe and House serve in the class having a term that expires in 2000; Messrs. Jeffery and Mohammadioun serve in the class having a term that expires in 2001; and Messrs. Behar, Kaiser and Johnson serve in the class having a term that expires in 2002. Upon the expiration of the term of each class of Directors, Directors comprising the class of Directors if nominated will be eligible to be elected for a three-year term at the next succeeding annual meeting of stockholders.

Board of Directors

     The following table sets forth the name and age of each member of our Board of Directors, as well as his Director classification and length of service on our Board.

                                                       Director       Year First
       Name                                   Age   Classification     Elected
----------------                              ---   --------------    ----------
Norman N. Behar......................          37          I             1999
Mark A. Johnson......................          47          I             1998
William S. Kaiser....................          44          I             1992
Tench Coxe...........................          42         II             1993
Donald L. House......................          58         II             1993
Stephen P. Jeffery...................          44        III             1997
Said Mohammadioun....................          52        III             1998

Meetings and Committees of the Board

     Our Board of Directors held 18 meetings during 1999. Each Director attended 75% or more of the aggregate number of meetings held by the Board of Directors and the committees on which he served. Our Board of Directors has two standing committees: the Audit Committee and the Compensation Committee. During 1999, the Board of Directors did not have a standing nominating committee, although the functions of such committee were performed by the full Board of Directors.

     The Audit Committee presently consists of Messrs. Coxe, House and Johnson. The Audit Committee held one meeting during 1999. The Audit Committee has been assigned the principal functions of:

 .  appointing and meeting with our independent auditors;
 .  reviewing and approving the annual report of our independent auditors;
 .  meeting with management regarding audit matters;
 . approving our annual financial statements; and . reviewing and approving summary reports of our independent auditor's findings and recommendations.

   The Compensation Committee presently consists of Messrs. Behar, Kaiser and Mohammadioun. The Compensation Committee has been assigned the functions of approving and monitoring the remuneration arrangements for senior management and equity compensation awards under our stock-based plans. The Compensation Committee held 18 meetings during 1999.

     The functions of a nominating committee are performed by the full Board.

Director Compensation

     Directors who are not our employees currently include Messrs. Behar, Coxe, House, Johnson, Kaiser and Mohammadioun. Our Directors do not receive an annual retainer or any fees for attending regular meetings of the Board of Directors, but may participate in our Stock Incentive Plan. On January 28, 1999, Mr. Behar was granted an option to purchase 18,750 shares of our common stock at an exercise price of $3.50 per share, and on May 27, 1999, he was granted an option to purchase 2,500 shares of our common stock at an exercise price of $5.41 per share. In addition, on May 27, 1999, each of our other Directors at that time, other than Messrs. Behar and Jeffery were granted options to purchase 7,500 shares of our common stock at an exercise price of $5.41 per share. The options granted to our Directors in 1999 vest in installments over a period of four years with 25% of the options vesting 12 months from the date of grant and the remaining 75% of the options vesting in equal amounts monthly over the remaining 36 months.

Executive Officers

     The following table sets forth the name, age at April 25, 2000, and position of each executive officer.

          Name            Age                                  Positions
------------------------  ---  --------------------------------------------------------------------------
Stephen P. Jeffery         44  Chairman, President and Chief Executive Officer
Joseph E. Bibler           40  Vice President, Client Services
Robert L. Clay             40  Vice President, Products
William M. Curran, Jr.     37  Vice President, Sales
Mark D. Gagne              39  Executive Vice President, Chief Financial Officer, Secretary and Treasurer
Steven M. Hornyak          34  Vice President, Strategy and Business Development
Julie K. Smith             39  Vice President, Marketing

Our executive officers are appointed by the Board of Directors and serve until their successors are duly elected and qualified. There are no family relationships among any of our executive officers or Directors.

Biographies of Directors and Executive Officers

     Stephen P. Jeffery joined us in November 1994 as Vice President of Marketing and was elected Vice President of Sales and Marketing in June 1995.
He was elected President in October 1995, a Director in October 1997, Chairman of the Board in December 1997 and Chief Executive Officer in February 1998. Prior to joining us, Mr. Jeffery was employed by Hewlett-Packard Company, where he served as the manager of Hewlett-Packard's client/server solutions and partner programs, as well as in a variety of sales and marketing management positions in the United States and Europe for 15 years. Mr. Jeffery also served in sales with International Business Machines prior to joining Hewlett-Packard.

     Joseph E. Bibler joined us in February 1997 as Vice President of our former services subsidiary and was elected President of our former services subsidiary in February 1998. In January 1999 he was elected as our Vice President, responsible for client services. Prior to joining us, Mr. Bibler spent 15 years with Andersen Consulting, most recently as an associate partner. At Andersen Consulting, he served in a variety of roles, including leading of one of Andersen's regional software implementation practices.

     Robert L. Clay joined us in October 1996 as Director of Product Marketing and became Assistant Vice President of Products in August 1999. Mr. Clay was elected Vice President of Products in December 1999. Prior to joining us, Mr. Clay served in various positions from 1994 to 1996 with Attachmate, formerly DCA, most recently as vice president of client/server and Internet products and director of product marketing of client/server and Internet products.

     William M. Curran, Jr. joined us in February 1996 as a Regional Sales Manager for our southern region. In August 1997, Mr. Curran was elected Vice President of Sales for our eastern region. In January 2000 he was elected Vice President, and is currently responsible for our entire sales organization. Prior to joining us, Mr. Curran was employed by Geac from November 1989 until February 1996 as a senior account executive.

     Mark D. Gagne joined us in January 2000 as Executive Vice President, Chief Financial Officer, Secretary and Treasurer. Prior to joining us, Mr. Gagne served from January 1997 to December 1999 as chief financial officer, treasurer and chief acquisitions officer for BridgeStreet Accommodations, Inc., which provides long-term lodging for corporate executives. From February 1992 to December 1995, Mr. Gagne served as chief financial officer, treasurer and division chief operating officer for CMG Information Systems, Inc., a developer and operator of Internet and direct marketing companies.

     Steven M. Hornyak joined us in December 1994 as an Account Executive and was promoted to Regional Sales Manager for our Northeast region in 1996. In August 1997, Mr. Hornyak was elected Vice President of Marketing. In January 2000, Mr. Hornyak was elected as Vice President and is currently responsible for our strategy and business development organization. Prior to joining us, Mr. Hornyak served in a variety of sales and consulting roles for Oracle Corporation from June 1992 until December 1994. Mr. Hornyak served as management consultant with PricewaterhouseCoopers LLP from 1990 to 1992.

     Julie K. Smith joined us in 1993 as a Senior Account Executive. She joined our marketing organization in May 1996 as Product Marketing Manager and was promoted to Director of Marketing Communications in September 1997. Ms. Smith was elected Vice President of Marketing in December 1999. Prior to joining us, Ms. Smith was employed by Oracle Corporation, where she served as an application sales representative for the client/server applications. Ms. Smith also served in a variety of software sales and professional services positions with Dun & Bradstreet Software and Computron for 11 years.

     Norman N. Behar has served as a member of our Board of Directors since January 1999. Mr. Behar has served as the President and Chief Executive Officer of employeesaving.com since July 1999. From November 1998 through March 1999, Mr. Behar served as Executive Vice President of Clarus CSA following our acquisition of ELEKOM Corporation. Mr. Behar was ELEKOM's president and chief executive officer from January 1998 to November 1998. From January 1996 to December 1997, Mr. Behar was president and chief executive officer of Catapult, a provider of personal computer training services. From April 1991 until December 1995, Mr. Behar was chief operating officer of Catapult.

     Tench Coxe has served as a member of our Board of Directors since September 1993. Mr. Coxe has served as a managing director of the general partner of Sutter Hill Ventures, a venture capital company located in Palo Alto, California, since 1989. Mr. Coxe also serves on the board of directors of Alteon WebSystems, Copper Mountain Networks and Nvidia Corporation and on the boards of directors of several privately-held companies.

     Donald L. House has served as a member of our Board of Directors since January 1993. Mr. House served as Chairman of our Board of Directors from January 1994 until December 1997 and as our President from January 1993 until December 1993. Mr. House also serves on the boards of directors of eShare Technologies, where he serves as chairman of its audit committee and as a member of its compensation committee, Ockham Technologies, Inc. and Carreker Corporation. Mr. House also serves on the board of directors of several privately-held technology companies.

     William S. Kaiser has served on our Board of Directors since November 1992. Mr. Kaiser joined Greylock Management Corporation, a venture capital company located in Boston, Massachusetts, in 1986 and became a general partner in 1988. Mr. Kaiser also serves on the board of directors of Open Market, Inc., Red Hat, Student Advantage and several privately-held companies.

     Mark A. Johnson has served as a member of our Board of Directors since July 1998. Mr. Johnson has served as the vice chairman of CheckFree Corporation, a supplier of financial e-commerce services, software and related products, since 1997. He also serves on the board of directors of CheckFree. From 1982 to 1997 Mr. Johnson served in various capacities with CheckFree, including as president in 1996 and as executive vice president of corporate development from 1990 to 1996.

     Said Mohammadioun has served as a member of our Board of Directors since March 1998. Mr. Mohammadioun has served as chairman and chief executive officer of Synchrologic since October 1996. From March 1995 to September 1996, he was a private investor in small technology companies. Mr. Mohammadioun was vice president of Lotus Development Corp. from December 1990 to February 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table provides certain summary information for 1999, 1998 and 1997 concerning compensation paid or accrued by us to or on behalf of our Chief Executive Officer and our other four most highly compensated executive officers during 1999 (our "Named Executive Officers").

                           Summary Compensation Table

                                                                Long-Term
                                                                Compensation
                                       Annual Compensation(1)    Awards(2)
                                     -------------------------- -------------
                                                                Securities
                                                                Underlying
                                                                 Options      All Others
Name and Principal Position          Year  Salary($)   Bonus($)  Granted(#) Compensation($)
---------------------------          ----  ---------   -------- ----------- ---------------
Stephen P. Jeffery................   1999  $225,666    $ 93,257    110,000          --
 Chairman, Chief Executive Officer   1998   240,672     129,843    112,499          --
 and President                       1997   160,417(3)   77,192     75,000          --

Joseph E. Bibler..................   1999   209,027     158,376     20,000          --
 Vice President, Client Services     1998   180,451     130,187     40,000          --
                                     1997   142,826      41,479     60,000          --

William M. Curran, Jr. ...........   1999   142,223     244,578         --          --
 Vice President, Sales               1998   142,586     388,512     80,500          --
                                     1997   111,748     181,388     45,000          --

Steven M. Hornyak.................   1999   175,666      94,558    100,000          --
 Vice President, Strategy and        1998   156,177      90,143     40,000          --
 Business Development                1997   123,776     135,252     51,000    $ 53,394(4)

Arthur G. Walsh, Jr. (5)..........   1999    94,917      30,563      6,000(6)  202,433(7)
 Vice President, Chief Financial     1998   152,586      60,215         --          --
 Officer and Secretary               1997   150,900          --     30,000(8)       --

-----------
(1) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical insurance, group life insurance or other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table.
(2) We did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive payments to our executive officers during 1999, 1998 or 1997. Options granted to the Named Executive Officers, other than to Mr. Jeffery in February 1998, were granted at fair market value on the date of grant as determined by our Compensation Committee.
(3)  Includes $14,583 in deferred compensation earned in 1996.
(4)  Represents a one-time payment for relocation expenses.
(5) Resigned as Vice President, Chief Financial Officer and Secretary in January 2000.
(6)  These options were forfeited in July 1999.

(7)  Represents consulting fees and other payments paid in 1999.
(8)  Of these options, 22,500 were forfeited in July 1999.

                             Option Grants in 1999

     The following table provides certain information concerning individual grants of stock options made during 1999 to the Named Executive Officers.

                                        Individual Grants
                            ------------------------------------------
                                              Percent of                                Potential Realizable
                                                Total                                  Value at Assumed Annual
                             Number of         Options                                  Rates of Stock Price
                             Securities      Granted to                                Appreciation for Option
                             Underlying       Employees     Exercise                          Term (2)
                              Options         In Fiscal     Price Per    Expiration    -----------------------
       Name                 Granted (#)(1)       Year      Share ($/sh)     Date           5%          10%
-------------------------   --------------    ----------   ------------  ----------    ----------  -----------
Stephen P. Jeffery.......     110,000            7.6%        $ 5.41       05/27/06     $242,265    $  564,582
Joseph E. Bibler.........      20,000            1.4%         47.75       12/16/06      388,781       906,025
William M. Curran, Jr....          --             --             --             --           --            --
Steven M. Hornyak........      15,000            1.0%          3.50       01/28/06       21,373        49,808
                               35,000            2.4%          5.56       04/29/06       79,222       184,620
                               50,000            3.5%         47.75       12/16/06      971,952     2,265,062
Arthur G. Walsh, Jr......       6,000              *           3.50       07/31/99(3)        --            --

--------------
*    Less than 1%
(1) All options were granted pursuant to our SQL 1992 Stock Plan or our 1998 Stock Incentive Plan at an exercise price not less than fair market value on the date of grant based on our closing sales prices as reported on the Nasdaq National Market. Options granted prior to December 16, 1999 vest in installments over a period of four years with 20% of the options vesting 12 months from the date of grant, 40% vesting 24 months after the date of grant, 70% vesting 36 months after the date of grant and 100% vesting 48 months after the date of grant. Options granted on or after December 16, 1999 vest in 48 monthly installments. The options expire seven years after the date of grant.
(2) Amounts reported in this column represent hypothetical values that may be realized upon exercise of the options immediately prior to the expiration of their term, assuming that the stock price on the date of grant appreciates at the specified annual rates of appreciation, compounded annually over the term of the option. These numbers are calculated based on rules of the Securities and Exchange Commission.
(3)  These options were forfeited on July 31, 1999.


                      Aggregated Option Exercises in 1999
                           And Year-End Option Values

     The following table provides certain information concerning the options exercised in 1999 by the Named Executive Officers and the number and value of exercised and unexercised options held by the Named Executive Officers as of December 31, 1999.

                                                                 Number of Securities
                                    Number of                   Underlying Unexercised        Value of Unexercised In-the-
                                     Shares        Dollar          Options at Fiscal             Money Options at Fiscal
                                    Acquired        Value             Year End(#)                    Year End($)(2)
                                       On         Realized    ----------------------------    ----------------------------
           Name                    Exercise(#)     ($)(1)     Exercisable    Unexercisable    Exercisable    Unexercisable
-------------------------          -----------    --------    -----------    -------------    -----------    -------------
Stephen P. Jeffery.......            37,500       $668,827      153,749         226,650        $9,482,714      $14,101,000
Joseph E. Bibler.........             3,000         32,640       26,000          88,000         1,576,900        4,452,750
William M. Curran, Jr....            44,600        533,727           --          95,900                --        5,625,274
Steven M. Hornyak........            15,510        144,781       20,000         164,490         1,202,920        7,751,047
Arthur G. Walsh, Jr......             7,500        122,085           --              --                --               --

--------------
(1) Dollar values were calculated based on the difference between the fair market value of the underlying common stock on the date of exercise and the exercise price per share.
(2) Dollar values were calculated determining the difference between the fair market value of the underlying securities at December 31, 1999 and the exercise price of the options.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table provides information concerning beneficial ownership of our common stock as of April 25, 2000, by:

     . each stockholder that we know owns more than 5% of our outstanding common stock;
     .  each of our Named Executive Officers;
     .  each of our Directors; and
     .  all of our Directors and executive officers as a group.

     The following table lists the applicable percentage of beneficial ownership based on 14,132,841 shares of common stock outstanding as of April 25, 2000. Except where noted, the persons or entities named have sole voting and investment power with respect to all shares shown as beneficially owned by them.

     The second column shows separately shares that may be acquired by exercise of stock options or warrants within 60 days after April 25, 2000, by the Directors and executive officers individually and as a group. These shares are included in the numbers shown in the first column. Shares of common stock that may be acquired by exercise of stock options or warrants are deemed outstanding for purposes of computing the percentage beneficially owned by the persons holding these options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

                                                                              Number of
                                                          Number of        Shares Subject
                                                          Shares of         to Options or     Percentage of
                        Name                             Common Stock         Warrants        Common Stock
----------------------------------------------------  ------------------  ----------------  -----------------
Stephen P. Jeffery..................................        295,799            112,499              *
Joseph E. Bibler....................................         37,832             26,832              *
William M. Curran, Jr...............................         44,600             95,900              *
Steven M. Hornyak...................................         42,392             26,882              *
Arthur G. Walsh, Jr.................................         40,254                 --              *
Norman N. Behar.....................................        142,543             34,375              *
Tench Coxe..........................................        120,939(1)          13,392              *
Donald L. House.....................................         89,374             13,125              *
Mark A. Johnson.....................................         33,075             24,375              *
William S. Kaiser...................................         21,721             29,865              *
Said Mohammadioun...................................         47,375              5,625              *
Directors and executive officers as a group (11
 persons)...........................................        915,904            382,870             8.9%

-------------
*    Less than one percent.
(1) Includes 61,078 shares held individually by Mr. Coxe, 807 shares of our common stock issuable upon the exercise of a warrant held by Mr. Coxe and 45,929 shares held by Sutter Hill Ventures, a California Limited Partnership over which Mr. Coxe has sole voting and investment control.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                     CLARUS CORPORATION

Date: April 28, 2000
                                     By: /s/ Stephen P. Jeffery
                                         -------------------------------------
                                         Stephen P. Jeffery,
                                         Chairman, Chief Executive Officer and
                                         President


                  Signature                                       Title                              Date
----------------------------------------------  ------------------------------------------  ----------------------
/s/ Stephen P. Jeffery                          Chairman, Chief Executive Officer,               April 28, 2000
----------------------------------------------  President (principal executive officer)
Stephen P. Jeffery                              and Director

/s/ Mark D. Gagne                               Executive Vice President and Chief               April 28, 2000
----------------------------------------------  Financial Officer (principal financial
Mark D. Gagne                                   and accounting officer)

/s/ Norman N. Behar                             Director                                         April 28, 2000
----------------------------------------------
Norman N. Behar

/s/ Tench Coxe                                  Director                                         April 28, 2000
----------------------------------------------
Tench Coxe

/s/ Donald L. House                             Director                                         April 28, 2000
----------------------------------------------
Donald L. House

/s/ Mark A. Johnson                             Director                                         April 28, 2000
----------------------------------------------
Mark A. Johnson

/s/ William S. Kaiser                           Director                                         April 28, 2000
----------------------------------------------
William S. Kaiser

/s/ Said Mohammadioun                           Director                                         April 28, 2000
----------------------------------------------
Said Mohammadioun