Form 10-Q
period 2000-03-31
CLARUS CORP
filed 2000-05-15
CIK 913277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2000

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from _________  to  _________


Commission File Number: 0-24277

                              Clarus Corporation
      -------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                            58-1972600
---------------------------------                      -------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                            3970 Johns Creek Court
                            Suwanee, Georgia 30024
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (770) 291-3900
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

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

                       Common Stock, ($.0001 Par Value)
           --------------------------------------------------------
              14,080,282 shares outstanding as of March 31, 2000

INDEX
-----

                               CLARUS CORPORATION


PART I   FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) -
           March 31, 2000 and December 31, 1999;

         Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2000 and 1999;

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Three months ended March 31, 2000 and 1999;

         Notes to Condensed Consolidated Financial Statements (unaudited) -
           March 31, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Risk Factors

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

PART II   OTHER INFORMATION
-------   -----------------

Item 6.  Exhibits and Reports on Form 8-K.

SIGNATURES

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements


                               CLARUS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                   (in thousands, except share and per share amounts)

                                                                                         March 31,                December 31,
                                                                                           2000                       1999
                                                                                        ----------                ------------
                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                               $247,920                   $14,127
 Trade accounts receivable, less allowance for doubtful accounts                           14,026                    10,389
  of $526 and $271 in 2000 and 1999, respectively
 Deferred marketing expense, current                                                        7,410                     5,723
 Prepaids and other current assets                                                          1,652                     1,965
                                                                                         --------                   -------
Total current assets                                                                      271,008                    32,204

PROPERTY AND EQUIPMENT:                                                                     4,540                     4,122

OTHER ASSETS:
 Deferred marketing expense                                                                 6,141                     4,293
 Intangible assets, net of accumulated amortization of $1,011 and                           6,511                     6,649
   $784 in 2000 and 1999, respectively
 Investments                                                                                1,918                     1,168
 Deposits and other long-term assets                                                          167                       127
                                                                                         --------                   -------
Total other assets                                                                         14,737                    12,237
                                                                                         --------                   -------

TOTAL ASSETS                                                                             $290,285                   $48,563
                                                                                         ========                   =======

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)

                   (in thousands, except share and per share amount)

                                                                                             March 31,           December 31,
                                                                                                2000                1999
                                                                                             ----------         -------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                                $  6,394            $  6,326
     Deferred revenue                                                                           4,056               3,081
     Current maturities of long-term debt                                                          15               6,046
                                                                                             --------            --------
Total current liabilities                                                                      10,465              15,453

NONCURRENT LIABILITIES:
     Deferred revenue                                                                             207                 293
     Long-term debt, net of current maturities                                                  5,000                   0
     Other non-current liabilities                                                                202                 202
                                                                                             --------            --------
Total liabilities                                                                              15,874              15,948

STOCKHOLDERS' EQUITY:

    Common Stock, $.0001 par value; 25,000,000 shares authorized in 2000 and 1999; 14,155,282 and 11,600,681 shares issued in 2000 and 1999,
     respectively                                                                                   1                   1
    Additional paid in capital                                                                319,673              63,953
     Accumulated deficit                                                                      (55,553)            (44,122)
     Warrants                                                                                  14,847              13,055
    Treasury stock, at cost                                                                        (2)                 (2)
    Deferred compensation                                                                      (4,555)               (270)
                                                                                             --------            --------
Total stockholders' equity                                                                    274,411              32,615
                                                                                             --------            --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $290,285            $ 48,563
                                                                                             ========            ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                   (in thousands, except per share amounts)

                                                                                                 Three months ended
                                                                                                      March 31
                                                                                          ------------------------------
                                                                                               2000                 1999
REVENUES:
  License fees                                                                            $   5,796              $ 3,659
  Services fees                                                                               1,210                7,742
                                                                                          ---------              -------
      Total revenues                                                                          7,006               11,401
COST OF REVENUES:
  License fees                                                                                   39                  346
  Services fees                                                                               1,572                4,350
                                                                                          ---------              -------
      Total cost of revenues                                                                  1,611                4,696

OPERATING EXPENSES:
  Research and development, exclusive of noncash expense                                      3,084                2,194
  Sales and marketing, exclusive of noncash expense                                           6,463                3,373
  General and administrative, exclusive of noncash expense                                    2,626                1,619
  Depreciation and amortization                                                                 700                  871
  Noncash development expense                                                                   826                  -0-
  Noncash sales and marketing expense                                                         1,812                  -0-
  Noncash general and administrative compensation expense                                     1,145                   42
                                                                                          ---------              -------
   Total operating expenses                                                                  16,656                8,099

OPERATING LOSS                                                                              (11,261)              (1,394)
INTEREST INCOME                                                                                 986                  117
INTEREST EXPENSE                                                                             (1,156)                 (26)
                                                                                          ---------              -------
NET LOSS                                                                                  $ (11,431)             $(1,303)
                                                                                          =========              =======


Loss per common share:
  Basic                                                                                   $   (0.93)             $ (0.12)
  Diluted                                                                                 $   (0.93)             $ (0.12)

Weighted average shares outstanding
  Basic                                                                                      12,247               10,947
  Diluted                                                                                    12,247               10,947

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                            (in thousands)

                                                                                                  Three months ended
                                                                                                        March 31
                                                                                         ---------------------------------------
                                                                                            2000                         1999
                                                                                         -----------                   ---------
 OPERATING ACTIVITIES:
 Net loss                                                                                  $(11,431)                     $(1,303)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization, exclusive of debt discount                                   700                          887
    Amortization of debt discount                                                               982                          -0-
    Noncash development expense                                                                 826                          -0-
    Noncash sales and marketing expense                                                       1,812                          -0-
    Noncash general and administrative compensation expense                                   1,145                           42
    Loss on disposal of property and equipment                                                  -0-                           26
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    (3,637)                      (1,976)
      Prepaid and other current assets                                                          313                         (176)
      Deposits and other long-term assets                                                       (40)                         140
      Accounts payable and accrued liabilities                                                   68                         (794)
      Deferred revenue                                                                          889                          335
      Other non-current liabilities                                                             -0-                          144
                                                                                           --------                      -------
     NET CASH USED IN OPERATING ACTIVITIES                                                   (8,373)                      (2,675)

 INVESTING ACTIVITIES:
   Purchases of property and equipment                                                         (891)                      (1,509)
   Purchases of intangible assets                                                               (89)                         -0-
   Minority investment in a strategic partner                                                  (750)                         -0-
                                                                                           --------                      -------
     NET CASH USED IN INVESTING ACTIVITIES                                                   (1,730)                      (1,509)

 FINANCING ACTIVITIES:
   Repayments of long-term borrowings                                                        (7,013)                        (228)
   Proceeds from long-term borrowings                                                         5,000                          -0-
   Proceeds from issuance of common stock related to secondary offering                     244,456                           31
   Proceeds from issuance of common stock related to options exercised                        1,453                          -0-
                                                                                           --------                      -------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    243,896                         (197)
                                                                                           --------                      -------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           233,793                       (4,381)
 CASH AND CASH EQUIVALENTS, beginning of period                                              14,127                       14,799
                                                                                           --------                      -------
 CASH AND CASH EQUIVALENTS, end of  period                                                 $247,920                      $10,418
                                                                                           ========                      =======

 SUPPLEMENTAL CASH FLOW DISCLOSURE:
      Cash paid for interest                                                               $    174                      $    26
                                                                                           ========                      =======

 NONCASH TRANSACTIONS:
 Issuance of warrants to purchase 50,000 shares of common stock in connection              $    986                      $   -0-
  with marketing agreements                                                                ========                      =======
 Issuance of 39,118 shares of common stock in connection with marketing                    $  4,361                      $   -0-
  agreements                                                                               ========                      =======

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended
December 31, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the three-month periods ended March 31, 2000 and 1999 does not include the effect of common stock equivalents, as their effect would be antidilutive.


NOTE 3.  SHAREHOLDER'S EQUITY

On March 10, 2000, the Company sold 2,243,000 shares of common stock in a public offering yielding net proceeds to the Company of approximately $244.5 million.


NOTE 4.  INVESTMENTS

In March 2000, the Company made a minority investment in a strategic partner of $750,000. This investment was accounted for using the cost method.


NOTE 5.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

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


Revenue Recognition

  Effective January 1, 1998, we adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Under SOP No. 97-2, we recognize software license revenue when the following criteria are met:

  .  a signed and executed contract is obtained;

  .  shipment of the product has occurred;

  .  the license fee is fixed and determinable;

  .  collectibility is probable; and

  .  remaining obligations under the license agreement are insignificant.


  We recognize revenues from consulting, implementation and training services as the services are performed. Maintenance fees relate to customer maintenance and support. We recognize the revenue from these fees ratably over the term of the software support services agreement, which is typically 12 months. Revenues that have been prepaid or invoiced but that do not yet qualify for recognition under our policies are reflected as deferred revenues.

Operating Expenses

  Cost of license fees includes royalties and software duplication and distribution costs. We recognize these costs as the applications are shipped. Cost of services fees includes personnel and related costs incurred to provide implementation, training, maintenance, ongoing support and upgrade services to customers. We recognize these costs as they are incurred.

  Research and development expenses consist primarily of personnel costs and consulting fees. We account for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." We charge research and development costs to expense as incurred until technological feasibility is established, after which we capitalize remaining costs. We define technological feasibility as the point in time at which we have a working model of the related product. Historically, the costs we have incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Accordingly, we have charged all internal software development costs to expense as incurred.

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

  We have incurred significant costs to develop our business-to-business e-commerce technology and products and to recruit and train personnel. We believe that our success is contingent upon increasing our customer base and investing in further development of our products and services. This will require expenditures for sales, marketing and research and development. We therefore expect to continue to incur substantial operating losses for the foreseeable future.


Sale of Human Resources and Financial Software Business

  On October 18, 1999, we sold all of the assets of our human resources and financial software (our "ERP" business) to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale, we received approximately $14.5 million in proceeds, of which $2.9 million is held in escrow. See "--Liquidity and Capital Resources."


Limited Operating History

  We have a limited operating history in our e-commerce business that makes it difficult to forecast our future operating results. You should not rely on period-to-period comparisons of operating results to predict our future performance.


Closing of Follow-On Offering

  On March 10, 2000, we closed a follow-on offering of our common stock and received approximately $244.5 million. See "--Liquidity and Capital Resources."

Results of Operations

  The following table sets forth certain statement of operations data dividing revenues between our previous human resources and financial software business
(ERP) and our current e-commerce business for the periods indicated.


                                                                                           Three Months Ended
                                                                                                March 31
                                                                                            2000          1999
                                                                                          --------       -------
                                                                                              (in thousands)
Revenues: e-commerce
  License fees......................................................................      $  5,796       $ 1,570
  Services fees.....................................................................         1,210           116
                                                                                          --------       -------
     Total revenues.................................................................         7,006         1,686

Revenues: ERP
  License fees......................................................................           -0-         2,089
  Services fees.....................................................................           -0-         7,626
                                                                                          --------       -------
     Total revenues.................................................................           -0-         9,715

Cost of revenues: e-commerce
  License fees......................................................................            39            11
  Services fees.....................................................................         1,572           362
                                                                                          --------       -------
     Total cost of revenues.........................................................         1,611           373

Cost of revenues: ERP
  License fees......................................................................           -0-           335
  Services fees.....................................................................           -0-         3,988
                                                                                          --------       -------
     Total cost of revenues.........................................................           -0-         4,323

Gross margin on e-commerce license fees.............................................         5,757         1,559
Gross margin on e-commerce services fees............................................          (362)         (246)
Gross margin on ERP license fees....................................................           -0-         1,754
Gross margin on ERP services fees...................................................           -0-         3,638

Operating expenses:
  Research and development, exclusive of noncash expense............................         3,084         2,194
  Sales and marketing, exclusive of noncash expense.................................         6,463         3,373
  General and administrative, exclusive of noncash expense..........................         2,626         1,619
  Depreciation and amortization.....................................................           700           871
  Noncash development expense.......................................................           826           -0-
  Noncash sales and marketing expense...............................................         1,812           -0-
  Noncash general and administrative compensation expense...........................         1,145            42
                                                                                          --------       -------
     Total operating expenses.......................................................        16,656         8,099

Operating loss......................................................................       (11,261)       (1,394)
Interest income.....................................................................           986           117
Interest expense....................................................................        (1,156)          (26)
                                                                                          --------       -------
Net loss............................................................................      $(11,431)      $(1,303)
                                                                                          ========       =======

Quarter Ended March 31, 2000 and 1999

Revenues

  Total Revenues.   Total revenues decreased 38.5% to $7.0 million for the
quarter ended March 31, 2000 from $11.4 million during the same period in 1999. This decrease is attributable to decreases in services fees, as a result of the sale of our ERP business in October 1999.

  e-commerce License Fees.   License fees increased 269.2% to $5.8 million, or
82.7% of total e-commerce revenues, for the quarter ended March 31, 2000 from $1.6 million , or 93.1% of total e-commerce revenues, in the same period in 1999. The increase in e-commerce license fees was the result of an increase in the amount of software licensed.

  e-commerce Services Fees.   Services fees increased 943.1% to $1.2 million,
for the quarter ended March 31, 2000, from $116,000 for the same period in 1999, and also increased as a percentage of total e-commerce revenues to 17.3%, for the period ended March 31, 2000, from 6.9% in the same period in 1999. This increase is primarily attributable to increased demand for our services as a result of the growth in e-commerce license fees.

  ERP License Fees. We sold our ERP business in October 1999, and as a result had no ERP license fees during the period ended March 31, 2000. ERP license fees represented $2.1 million, or 57.1% of our license fee revenue, during the period ending March 31, 1999.

  ERP Services Fees.  We sold our ERP business in October 1999, and as a result
had no ERP service fees during the period ending March 31, 2000.   ERP service
fees represented $ 7.6 million of our first quarter 1999 service revenue, or 98.5% of our services fees, during the period ending March 31, 1999.

Cost of Revenues

  Total Cost of Revenues.   Cost of revenues decreased 65.7% to $ 1.6 million
during the quarter ended March 31, 2000 from $4.7 million during the same period in 1999. The decrease as a percentage of total revenues is primarily a result of the decrease in the portion of the revenue mix represented by services fees, which historically had a higher cost of revenue than license fees.

  e-commerce Cost of License Fees.   Cost of e-commerce license fees increased
to $39,000 for the quarter ended March 31, 2000 from $11,000 during the same period in 1999. Cost of e-commerce license fees as a percentage of e-commerce sales remained constant at 0.7% of e-commerce license fees during the quarters ending March 31, 2000 and 1999. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

  e-commerce Cost of Services Fees.   Cost of services fees increased 334.3% to
$1.6 million, or 129.9% of total e-commerce services fees, during the quarter ended March 31, 2000 compared to $362,000, or 312.1% of total e-commerce services fees, during the same period in 1999. The increase in the cost of e-commerce services fees was primarily attributable to an increase in personnel and related costs to provide implementation, training and upgrade services to both customers and partners.

  ERP Cost of License Fees.   We sold our ERP business in October 1999, and as a
result had no ERP license fees or ERP cost of license fees during the quarter ended March 31, 2000. During the quarter ended March 1999, cost of license fees
totaled $335,000 or 16.0% of ERP license fees.   ERP cost of license fees
represented 96.8% of our total cost of license fees during the quarter ended March 31, 1999.

  ERP Cost of Services Fees. We sold our ERP business in October 1999, and as a result had no ERP services fees or ERP cost of services fees during the quarter ended March 31, 2000. During the quarter ended March 1999, cost of services
fees totaled approximately $4.0 million, or 52.3% of ERP services fees.   ERP
cost of services fees represented 91.7% of our total cost of services fees during the quarter ended March 31, 1999.


Research and Development Expenses, Exclusive of Noncash Expense

  Research and development expenses increased 40.6% to approximately $3.1 million, or 44.0% of total revenues, during the quarter ended March 31, 2000 from $2.2 million, or 19.2% of total revenues, during the same period in 1999. Research and development expenses increased primarily due to increased personnel and contractor fees related to the development of our e-commerce products. We intend to continue to expend substantial resources toward research and development in the e-commerce area.


Sales and Marketing Expenses, Exclusive of Noncash Expense

  Sales and marketing expenses increased 91.6% to $6.5 million, or 92.2% of total revenues, during the quarter ended March 31, 2000 from $3.4 million, or 29.6% of total revenues, during the same period in 1999. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of our e-
commerce products.   We intend to expend substantial resources toward sales and marketing in the e-commerce area.


General and Administrative Expenses, Exclusive of Noncash Expense

  General and administrative expenses increased 62.2% to $2.6 million during the quarter ending March 31, 2000 or 37.5% of total revenue from $1.6 million or 14.2% of total revenue during the same period in 1999. The increase in general and administrative expenses was primarily attributable to increases in personnel, facilities and related costs. We believe that our general and administrative expenses will continue to increase in future periods to accommodate anticipated growth.


Depreciation and Amortization Expenses

  Depreciation of tangible equipment and amortization of intangible assets decreased 19.6% to $700,000 in the period ending March 31, 2000 from $871,000 in the same period 1999, but increased to 10.0% of total revenues, from 7.6% of total revenue during the same period in 1999. The decrease in absolute dollars in depreciation and amortization expense between the first quarter of 2000 and the first quarter of 1999 is due to the transfer of some intangible assets in the sale of our ERP business in October 1999.


Noncash Development Expenses

  Noncash development expenses of approximately $826,000 were recognized during the first quarter of 2000. The expenses resulted from the Company's agreement with a third party to develop certain software that we intend to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to earn warrants to purchase 50,000 shares of common stock. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock valued at $826,000. The Company expects the third scheduled milestone to be complete in the second quarter of 2000.

Noncash Sales and Marketing Expenses

   During the quarter ended March 31, 2000, noncash sales and marketing expenses of approximately $1.8 million were recognized related to various sales and marketing agreements signed by the company. The first of such agreements occurred during the fourth quarter of 1999, whereby we issued warrants and shares of our common stock to certain strategic partners, some of whom are also customers, in exchange for their participation in our sales and marketing efforts. We recorded the value of these warrants and common stock as deferred sales and marketing expenses, which will be amortized over the life of the agreements which range from six months to five years.


Noncash General and Administrative Compensation Expenses

   Noncash general and administrative compensation expenses increased 2,626.2% to approximately $1.1 million, or 16.3% of total revenues, during the first quarter of 2000, from $42,000, or 0.4% of total revenues, during the same period in 1999. The increase was attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. The Company recorded deferred compensation of $5.4 million related to the executive's options and amortized to compensation expense approximately $1.1 million in the first quarter of 2000.


Interest Income

  Interest income increased 742.7% to $986,000 in the first quarter of 2000, or 14.1% of total revenues in the first quarter of 2000, from $117,000, or 1.0% of total revenues, in the first quarter of 1999. The increase in interest income was due to higher levels of cash available for investment, a direct result of our follow-on offering in March 2000.


Interest Expense

   Interest expense increased 4,346.2% to $1,156,000 in the first quarter of 2000 from $26,000 in the first quarter of 1999. This increase is primarily due to higher levels of debt in the first quarter of 2000 as compared to 1999. This was primarily the result of an interim funding of $7.0 million received in December 1999. As part of the interim funding agreement, the company issued warrants valued at approximately $982,000 as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000, accordingly, the entire value of the warrants was amortized in the period ending March 31, 2000.


Income Taxes

  As a result of the operating losses incurred since our inception, we have not recorded any provision or benefit for income taxes in the first quarter of 2000 or in the first quarter of 1999.

Liquidity and Capital Resources

  On March 10, 2000, we completed a follow-on offering of 2,243,000 of shares of common stock at an offering price of $115.00 per share. The proceeds, net of expenses, from this public offering of approximately $ 244.5 million were placed in investment grade cash equivalents. We believe the proceeds from this follow-on offering will be adequate to provide for our capital expenditures and working capital requirements for the foreseeable future. Although operating activities may provide cash in certain periods, to the extent we experience growth in the future, our operating and investing activities will use significant amounts of cash.

  On March 14, 2000, we entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note in the original principal amount of $5.0 million, which may be converted into shares of common stock of the Company. The $5.0 million was placed in investment grade cash equivalents.

  Cash used in operating activities was approximately $ 8.4 million during the three months ended March 31, 2000. The cash used was primarily attributable to increases in accounts receivable, offset by an increase in deferred revenue. Cash used in operating activities was approximately $2.7 million during the three months ended March 31, 1999. This was primarily attributable to an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

  Cash used for investing activities was approximately $1.7 million during the three month period ended March 31, 2000. The cash was used to purchase a minority ownership interest in a strategic partner and equipment. Cash used for investing activities was approximately $1.5 million during the three month period ended March 31, 1999. Cash was used to purchase equipment during this period.

  Cash provided by financing activities was approximately $244.0 million during the period ended March 31, 2000, and the cash used by financing activities was approximately $197,000 during the quarter ended March 31, 1999. The cash provided by financing activities during the period ended March 31, 2000 was primarily attributable to proceeds from the sale of 2,243,000 shares of common stock that generated net proceeds of approximately $244.5 million, the issuance of long-term debt of $5.0 million, and partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

  In March 1997, we entered into a loan agreement and a master leasing agreement for an equipment line of credit in the amount of $1.0 million with a leasing company. The equipment line of credit bears interest at rates negotiated with each loan or lease schedule, generally 22.0% to 22.5%, and is collateralized by all of the equipment purchased with the proceeds of the equipment line of credit. As of March 31, 2000, there was no outstanding balance on the equipment line of credit.

  We have a revolving working capital line of credit and equipment facility with Silicon Valley Bank. Borrowings outstanding under the line are limited to the lesser of $8.0 million or 80% of our accounts receivable. Interest on the revolving credit facility is at the prime rate, and the interest on the equipment facility is at the prime rate plus 1.0%, and is collateralized by all of our assets. The line of credit and equipment term facility with Silicon Valley Bank were renewed in May 1999, and will expire in May 2000. As of March 31, 2000, neither the equipment facility nor the credit facility had an outstanding balance. As of March 31, 2000, we are unable to draw on the line of credit as we have not renegotiated the terms of the agreement since the sale of our human resources and financial software business. We do not intend to renew this agreement upon its expiration in May 2000.

  On October 18, 1999, we closed the sale of our human resources and financial software business to Geac. We received approximately $14.5 million in proceeds, of which approximately $2.9 million is being held in escrow. We recorded a gain in 1999 on the sale of this business of approximately $9.4 million and will record the gain on the escrow at the time it is settled. We expect the escrow to settle during the second quarter of 2000. In connection with the sale of this business, we accelerated the vesting on certain options. We recorded a one-time, noncash compensation charge of approximately $706,000 during 1999 related to these options. Revenue from the human resources and financial software business for the years ended December 31, 1999, 1998 and 1997 were approximately $26.7 million, $41.4 million and $26.0 million. We used approximately $2.1 million of our proceeds to repay all of our indebtedness under our credit facility with Silicon Valley Bank and approximately $300,000 to repay all of our indebtedness under our equipment facility with Leasing Technologies International, Inc.

  We had net operating loss carryforwards of approximately $40.1 million at March 31, 2000, which will expire at various dates through 2019. We established a valuation allowance equal to the net operating losses and all other deferred tax assets. We will record the income tax benefits from these deferred tax assets when we realize them, which will reduce our effective tax rate for future taxable income, if any. Section 382 of the Internal Revenue Code may limit our ability to benefit from certain net operating loss carryforwards, as we had an ownership change of more than 50%, as defined in Section 382. We may not realize certain net operating loss carryforwards in future years due to this limitation.

  During the first quarter of 2000, we issued warrants and approximately 39,000 shares of our common stock to certain strategic partners, some of whom are also customers, in exchange for their participation in our sales and marketing efforts. We recorded the value of these warrants and common stock as deferred sales and marketing expense of approximately $986,000 and $4.4 million, respectively. The March 31, 2000 balance in deferred sales and marketing expense will be amortized over periods ranging from six months to five years

  During 1999, we entered into an agreement with a third party to develop certain software that we intend to sell in the future. The third party will be compensated for these services with warrants to purchase 50,000 shares of common stock at an exercise price of $56.78 per share. The agreement requires the third party to reach certain milestones related to the software development in order to earn the warrants. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. We recorded the issuance of the warrants at the time they are earned by the third party and the warrants were valued at approximately $826,000 based on the fair value of the warrant on the date of the grant. The company expects the final milestone to completed in the second quarter of 2000.

During 1999, we entered into a reseller agreement that allows the reseller to license our products in a certain territory. We will receive minimum royalty amounts from the reseller and additional royalty amounts if certain minimum revenue requirements are exceeded. We will recognize this fee as the product is licensed to the end user. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of our common stock if certain revenue targets are met. We will record the issuance of the warrants at the time they are earned by the reseller as a sales and marketing expense based on the fair value of the warrant on the date of grant. During the first quarter of 2000, the reseller did not license any of the Company's products. Accordingly, no warrants were granted and no noncash sales and marketing expense was recognized related to the reseller agreement.


New Accounting Pronouncements

  In 1998, the Financial Accounting Standards Board issued Statement of Financial Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities.'' In 1999, the Financial Accounting Standards Board issued Statement of Financial Standards No. 137, ''Accounting for Derivative Instruments and Hedging Activities--Deferral of Effective Date of FASB Statement No. 133.'' Statement of Financial Standards No. 133 is effective for our fiscal year ended December 31, 2001. We do not expect Statement of Financial Standards No. 133 to have a significant impact on our consolidated financial statements.

  In addition to other information in this annual report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

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

     Unless a critical mass of large buying organizations and their suppliers join our SupplierUniverse network, our solutions may not achieve widespread market acceptance, and our business would be seriously harmed. The implementation of our Clarus Commerce suite of products by large buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our Clarus Commerce suite of products will depend on using our existing customers as referenceable accounts. As of March 31, 2000, only 40 customers had licensed our Clarus eProcurement solution, and only eight customers were buying operating resources through our Clarus eProcurement solution from a limited number of online suppliers. As a result, our operating resource solutions may not achieve significant market acceptance.

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

     We expect to achieve widespread adoption of our Internet-based procurement solution by offering a zero capital subscription-based payment method to our customers. This model is unproven and represents a significant departure from the fee-based software licensing strategies that we and our competitors have traditionally employed. If we do not successfully develop and support our zero capital subscription-based model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially. As of March 31, 2000, we have no zero capital subscribers.

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

     We have limited experience in marketing, selling and suporting our products and services in foreign countries. We do not have experience developing foreign language versions of our products.

     We intend to expand the geographic scope of our customer base and operations. We opened our first interanational sales office in the United Kingdom during the quarter ended March 31, 2000. We currently have three international customers.

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

     Any claim that our products infringe on the intellectual property rights of others could materially and adversely affect our business, results of operations and financial condition. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against us are a continuing risk. Infringement claims against us could cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against us regarding our proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify us from claims of infringement. However, licensors may be unable to indemnify us fully for such claims, if at all.

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

     A significant barrier to Internet-based commerce is the secure exchange of valued and confidential information over public networks. Any compromise of our security technology could result in reduced customer and market confidence in our products and in customer or third party claims against us. This could materially and adversely affect our business, financial condition and operating results. Clarus eProcurement relies on encryption technology to provide the confidential information. Advances in computer capabilities, discoveries in the field of cryptography or other events or developments may result in a compromise of the encryption methods we employ in Clarus eProcurement to protect transaction data.

Our success depends upon market acceptance of e-commerce as a reliable method for corporate procurement and other commercial transactions.

     Market acceptance of e-commerce generally, and the Internet specifically, as a forum for corporate procurement is uncertain and subject to a number of risks. The success of our Clarus Commerce suite of business-to-business e-commerce applications, including Clarus eProcurement, depends upon the development and expansion of the market for Internet-based software applications, in particular e-commerce applications. This market is new and rapidly evolving. Many significant issues relating to commercial use of the Internet, including security, reliability, cost, ease of use, quality of service and government regulation, remain unresolved and could delay or prevent Internet growth. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the demand for our Clarus Commerce suite of products and our overall business, operating results and financial condition will be materially and adversely affected.

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

PART II.  OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

         The following equity securities of the Company were sold by the Company during the first quarter of 2000 that were not registered under the Securities Act of 1933:

         (a) On March 31, 2000, the Company issued a warrant to purchase 33,334 shares of common stock to TPN Marketplace in exchange for software development services. The exercise price of the warrant is $56.78 per share.

         (b) On March 11, 2000, the Company issued 22,500 shares of common stock to Wachovia Corporation in exchange for sales and marketing services.

         (c) On March 31, 2000, the Company issued 10,618 shares of common stock to Tibbett & Britten in exchange for sales and marketing services.

         (d) On March 31, 2000, the Company issued 6,000 shares of common stock to Burlington Northern in exchange for sales and marketing services.

         All of the above-described equity securities were issued in reliance on
         Section 4(2) of the Securities Act of 1933.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

         10.1 Securities Purchase Agreement (incorporated by reference from
              Exhibit 99.1 to the Company's Form 8-K filed on March 20, 2000).

         10.2 Convertible Subordinated Promissory Note (incorporated by reference from Exhibit 99.2 to the Company's Form 8-K filed on March 20, 2000).

         27.1 Financial Data Schedule

   (b)   Reports on Form 8-K

         On March 20, 2000, the Company filed a form 8-K to report that it had entered into a Securities Purchase Agreement with Wachovia Capital Investments, Inc. pursuant to which Wachovia purchased from the company a subordinated promissory note in the original principal amount of $5,000,000 that is convertible into shares of common stock of the company.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Clarus Corporation

Date:  May 15, 2000                    /s/ Stephen P. Jeffery
                                       ----------------------
                                       Stephen P. Jeffery
                                       Chairman, President and CEO

Date:  May 15, 2000                    /s/ Mark D. Gagne
                                       ----------------------
                                       Mark D. Gagne
                                       Chief Operating Officer and
                                       Chief Financial Officer