Form 10-Q
period 2000-06-30
CLARUS CORP
filed 2000-08-14
CIK 913277

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________  to  _________

Commission File Number: 0-24277


                              Clarus Corporation
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                 58-1972600
     -------------------------------                ---------------------
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

                            3970 Johns Creek Court
                            Suwanee, Georgia 30024
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip code)

                                (770) 291-3900
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -    --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                       Common Stock, ($.0001 Par Value)
           --------------------------------------------------------
               15,343,613 shares outstanding as of July 31, 2000

INDEX
-----
                              CLARUS CORPORATION


PART I   FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) -
           June 30, 2000 and December 31, 1999;

         Condensed Consolidated Statements of Operations (unaudited) -
           Three and six months ended June 30, 2000 and 1999;

         Condensed Consolidated Statements of Cash Flows (unaudited) -
           Six months ended June 30, 2000 and 1999;

         Notes to Condensed Consolidated Financial Statements (unaudited) -
           June 30, 2000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable

PART II  OTHER INFORMATION
-------  -----------------

Item 2.  Changes in Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements


                              CLARUS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

              (in thousands, except share and per share amounts)

                                                                                        June 30,                  December 31,
                                                                                          2000                        1999
                                                                                        ---------                 ------------
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                               $191,161                    $14,127
 Marketable securities                                                                     16,175                        -0-
 Trade accounts receivable, less allowance for doubtful accounts
   of $672 and $271 in 2000 and 1999, respectively                                         16,293                     10,389
 Deferred marketing expense, current                                                        7,081                      5,723
 Prepaids and other current assets                                                          1,915                      1,965
                                                                                         --------                    -------
Total current assets                                                                      232,625                     32,204

PROPERTY AND EQUIPMENT                                                                     6,467                      4,122

OTHER ASSETS:
 Deferred marketing expense                                                                 4,453                      4,293
 Intangible assets, net of accumulated amortization of $1,945 and
  $784 in 2000 and 1999, respectively                                                      62,488                      6,649
 Investments                                                                                6,217                      1,168
 Deposits and other long-term assets                                                          178                        127
                                                                                         --------                    -------
Total other assets                                                                         73,336                     12,237
                                                                                         --------                    -------

TOTAL ASSETS                                                                             $312,428                    $48,563
                                                                                         ========                    =======

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)

               (in thousands, except share and per share amount)

                                                                                              June 30,          December 31,
                                                                                                2000               1999
                                                                                             ---------          ------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                                $ 11,964             $  6,326
     Deferred revenue                                                                           3,863                3,081
     Current maturities of long-term debt                                                           7                6,046
                                                                                             --------             --------
Total current liabilities                                                                      15,834               15,453
NONCURRENT LIABILITIES:
     Deferred revenue                                                                             701                  293
     Long-term debt, net of current maturities                                                  5,000                  -0-
     Other non-current liabilities                                                                202                  202
                                                                                             --------             --------
Total liabilities                                                                              21,737               15,948

STOCKHOLDERS' EQUITY:
    Common Stock, $.0001 par value; 100,000,000 shares authorized,
        15,395,155 and 11,600,681 shares issued and 15,320,155 and
        11,525,681 shares outstanding in 2000 and 1999, respectively                                2                    1
    Additional paid-in capital                                                                367,070               77,008
    Accumulated deficit                                                                       (72,456)             (44,122)
    Treasury stock, at cost                                                                        (2)                  (2)
    Foreign currency translation adjustment                                                         8                    0
    Unrealized gain (loss) on marketable securities                                               293                    0
    Deferred compensation                                                                      (4,224)                (270)
                                                                                             --------             --------
Total stockholders' equity                                                                    290,691               32,615
                                                                                             --------             --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $312,428             $ 48,563
                                                                                             ========             ========


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                   (in thousands, except per share amounts)

                                                 Three months ended        Six months ended
                                                       June 30                  June 30
                                              -----------------------     ----------------------
                                                  2000        1999          2000        1999
                                              -----------    --------     --------    ----------
REVENUES:
  License fees                                   $  7,845    $ 4,220      $ 13,641    $ 7,879
  Services fees                                     2,240      7,059         3,450     14,801
                                                 --------    -------      --------    -------
      Total revenues                               10,085     11,279        17,091     22,680
COST OF REVENUES:
  License fees                                         59        365            98        711
  Services fees                                     2,527      4,260         4,099      8,610
                                                 --------    -------      --------    -------
      Total cost of revenues                        2,586      4,625         4,197      9,321

OPERATING EXPENSES:
  Research and development, exclusive of
   noncash expense                                  5,252      2,358         8,336      4,552
  In-process research and development expense       8,300          0         8,300          0
  Sales and marketing, exclusive of noncash
   expense                                          8,634      3,444        15,097      6,817
  General and administrative, exclusive of
   noncash expense                                  2,369      1,603         4,995      3,222
  Depreciation and amortization                     1,564        963         2,264      1,833
  Noncash research and development expense            -0-        -0-           826        -0-
  Noncash sales and marketing expense               2,017        -0-         3,829        -0-
  Noncash general and administrative expense          331         42         1,476         84
                                                 --------    -------      --------    -------
   Total operating expenses                        28,467      8,410        45,123     16,508

OPERATING LOSS                                    (20,968)    (1,756)      (32,229)    (3,149)
GAIN ON SALE OF ERP ASSETS                            547        -0-           547        -0-
INTEREST INCOME                                     3,576        111         4,562        228
INTEREST EXPENSE                                      (58)       (24)       (1,214)       (51)
                                                 --------    -------      --------    -------
NET LOSS                                         $(16,903)   $(1,669)     $(28,334)   $(2,972)
                                                 ========    =======      ========    =======
Loss per common share:
  Basic                                          $  (1.16)   $ (0.15)     $  (2.12)   $ (0.27)
  Diluted                                        $  (1.16)   $ (0.15)     $  (2.12)   $ (0.27)

Weighted average shares outstanding
  Basic                                            14,538     10,989        13,392     10,968
  Diluted                                          14,538     10,989        13,392     10,968

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                (in thousands)

                                                                                                  Six months ended
                                                                                                       June 30
                                                                                           -----------------------------
                                                                                            2000                 1999
                                                                                           --------            ---------
 OPERATING ACTIVITIES:
 Net loss                                                                                  $(28,334)            $(2,972)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                             2,264               1,873
    Amortization of debt discount                                                               982                 -0-
    In-process research and development                                                       8,300                 -0-
    Noncash research and development expense                                                    826                 -0-
    Noncash sales and marketing expense                                                       3,829                 -0-
    Noncash general and administrative expense                                                1,476                  84
    Loss on disposal of property and equipment                                                  -0-                  52
    Gain on sale of financial and human resources software business                            (547)                -0-
    Changes in operating assets and liabilities:
      Accounts receivable                                                                    (6,154)             (2,250)
      Prepaid and other current assets                                                          109                (206)
      Deposits and other long-term assets                                                       (41)                181
      Accounts payable and accrued liabilities                                                4,321                (499)
      Deferred revenue                                                                        1,190                (916)
      Other non-current liabilities                                                             -0-                 160
                                                                                           --------             -------
                NET CASH USED IN OPERATING ACTIVITIES                                       (11,779)             (4,493)

 INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                       (33,364)                -0-
   Purchase of marketable securities                                                        (15,632)                -0-
   Purchases of property and equipment                                                       (3,211)             (2,037)
   Purchases of intangible assets                                                               (89)                -0-
   Net proceeds from sale of ERP assets                                                       1,864                 -0-
   Purchase of investments in strategic partners                                             (5,049)                -0-
                                                                                           --------             -------
                 NET CASH USED IN INVESTING ACTIVITIES                                      (55,481)             (2,037)

 FINANCING ACTIVITIES:
   Repayments of long-term borrowings                                                        (7,021)               (309)
   Proceeds from long-term borrowings                                                         5,000                 -0-
   Proceeds from issuance of common stock related to secondary offering                     244,427                 -0-
   Proceeds from issuance of common stock related to options exercised                        1,880                 112
                                                                                           --------             -------
                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         244,286                (197)
                                                                                           --------             -------

 Effect of exchange rate change on cash                                                           8                 -0-

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           177,034              (6,727)
 CASH AND CASH EQUIVALENTS, beginning of period                                              14,127              14,799
                                                                                           --------             -------
 CASH AND CASH EQUIVALENTS, end of  period                                                 $191,161             $ 8,072
                                                                                           ========             =======

 SUPPLEMENTAL CASH FLOW DISCLOSURE:
      Cash paid for interest                                                               $    232                      $    51
                                                                                           ========                      =======

 NONCASH TRANSACTIONS:
 Issuance of warrants to purchase 50,000 shares of common stock in connection
  with marketing agreements at fair value                                                  $    986                      $   -0-
                                                                                           ========                      =======
 Issuance of 39,118 shares of common stock in connection with marketing
  agreements at fair value                                                                 $  4,361                      $   -0-
                                                                                           ========                      =======
 Issuance of 1,148,000 shares of common stock in connection with SAI
  acquisition                                                                              $ 30,353                      $   -0-
                                                                                           ========                      =======
 Receipt of marketable securities in satisfaction of trade account receivable              $    250                      $   -0-
                                                                                           ========                      =======


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the quarter and six-month period ended June 30, 2000 and 1999 does not include the effect of common stock equivalents, as their effect would be antidilutive.


NOTE 3.  SHAREHOLDERS' EQUITY

On March 10, 2000, the Company sold 2,243,000 shares of common stock in a public offering yielding net proceeds to the Company of approximately $244.4 million.


NOTE 4.  INVESTMENTS

The Company has made several investments in strategic partners (privately held companies). The Company holds less than a 20% interest in these companies and does not have significant influence over these companies. These investments are accounted for using the cost method of accounting.


NOTE 5.  ACQUISITIONS

On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (the "SAI/Rodeo Companies"). The SAI/Rodeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.1 million, consisting of approximately $30.0 million in cash, 1,148,000 shares of the Company's common stock with a fair value of $ 30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and acquisition costs of approximately $900,000.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company retained a third-party valuation firm to assist the Company in its evaluation of developed technologies and in-process research and development. The third-party evaluated SAI/Rodeo Companies' developmental products to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million to in-process research and development in the second quarter of 2000. The values ascribed to intangible assets and their respective useful lives are as follows:

                                           Intangible               Useful
                                             Asset                   Life
                                         (in thousands)           (in years)
                                         -----------------------------------
Goodwill                                   $49,809                   8
Developed technologies                       4,100                   8
Assembled workforce                            450                   7
Customer base                                  100                   4


The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999, and excludes the write-off of purchased research and development of $8.3 million (in thousands, except per share amounts):

                                                      Six months ended
                                                            June 30
                                                    ---------------------
                                                      2000          1999
                                                    -------       -------
Revenues                                            $ 17,973      $24,194
Net loss                                             (32,508)      (7,046)
Basic earnings per share:
  Net loss per common
              share                                 $  (2.24)     $ (0.58)
Equivalent number of shares                           14,538       12,116
Diluted earnings per share:
  Net loss per share                                $  (2.24)     $ (0.58)
  Equivalent number of shares                         14,540       12,116



On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The Company has decided not to disclose the terms of this acquisition, the effects of which are immaterial to the Company's financial position.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenue, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

The components of comprehensive income (loss) for the three and six months ended June 30, 2000 and 1999 were as follows (in thousands):

                                                 Three months ended         Six months ended
                                                       June 30                  June 30
                                              -----------------------     --------------------
                                                 2000        1999           2000       1999
                                              ---------   -----------     --------    --------
Net loss                                      $(16,903)   $(1,669)        $(28,334)   $(2,972)
Unrealized gain on marketable
  securities                                       293          0              293          0

Foreign currency translation adjustments             8          0                8          0
                                               --------    -------        --------    -------
Comprehensive loss                             (16,602)    (1,669)         (28,033)    (2,972)


NOTE 7.  CONVERTIBLE SECURITIES

  On March 14, 2000, the Company entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note due on March 15, 2005 in the original principal amount of $5.0 million, which may be converted into shares of common stock of the Company at a price of $147.20 per share of common stock.


NOTE 8.  RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  The Company develops, markets and supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. The Company's multiple solutions provide a framework to enable Internet-based digital marketplaces, allowing companies to create trading communities and additional revenue opportunities. The Company's multiple solutions, based on a free trade model, provide a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized portal. The Company's product line includes solutions that serve "Market Makers" (businesses utilizing the Internet for the purpose of facilitating and increasing the efficiency of the distribution channels of chosen vertical markets) as well as other solutions that best serve the purchasing processes of business enterprises. The Company also provides implementation and ongoing customer support services as an integral part of its complete procurement solutions. To achieve broad market adoption of the Company's solutions and services, the Company has developed a multi-channel distribution strategy that includes both a direct sales force and a growing number of indirect channels, including application service providers, system integrators and resellers.


Sources of Revenue

  The Company's revenue consists of license fees and services fees. License fees are generated from the licensing of the Company's suite of products. Services fees are generated from consulting, implementation, training and maintenance services.

Revenue Recognition

  Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Under SOP No. 97-2, software license revenue is recognized when the following criteria are met:

  . a signed and executed contract is obtained;

  . shipment of the product has occurred;

  . the license fee is fixed and determinable;

  . collectibility is probable; and

  . remaining obligations under the license agreement are insignificant.


  Revenues from consulting, implementation and training services are recognized as the services are performed. Maintenance fees relate to customer maintenance and support and are included in services fees. Maintenance fees are recognized ratably over the term of the software support services agreement, which is typically 12 months. Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues.

Operating Expenses

  Cost of license fees includes royalties, software duplication and distribution costs. The Company recognizes these costs as the applications are shipped. Cost of services fees includes personnel and related costs incurred to provide implementation, training, maintenance, ongoing support and upgrade services to customers and partners. These costs are recognized as they are incurred.

  Research and development expenses consist primarily of personnel costs, consulting fees, and an allocation of facilities costs. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company charges research and development costs related to new products or enhancements to expense as incurred until technological feasibility is established, after which the remaining costs are capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

  Sales and marketing expenses consist primarily of salaries, commissions and benefits for business development, sales and marketing personnel and expenses related to travel, trade show participation, public relations, promotional activities, and an allocation of facilities costs.

  General and administrative expenses consist primarily of salaries for financial, administrative and management personnel and related travel expenses, as well as occupancy, equipment and other administrative costs.

  The Company has incurred significant costs to develop its business-to-business e-commerce technology and products and to recruit and train personnel. The Company believes its success is contingent upon increasing its customer base and investing in further development of its products and services. This will require significant expenditures for sales, marketing and research and development. The Company therefore expects to continue to incur substantial operating losses for the foreseeable future.

Sale of Human Resources and Financial Software Business

  On October 18, 1999, the Company sold all of the assets of its human resources and financial software ("ERP" business) to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale, the Company received approximately $13.5 million
in proceeds.   See "-Liquidity and Capital Resources."


Limited Operating History

  The Company has a limited operating history as an e-commerce business that makes it difficult to forecast its future operating results. Prior period results should not be relied on to predict the Company's future performance.


Closing of Follow-On Offering

  On March 10, 2000, the Company closed a follow-on offering of our common stock and received approximately $244.4 million. See "-Liquidity and Capital Resources."


Acquisitions of SAI/Rodeo and iSold.com

On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "Companies"). The SAI/Rodeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.1 million, consisting of approximately $30.0 million in cash, 1,148,000 shares of the Company's common stock with a fair value of $ 30.4 million, assumed options to acquire 163,200 shares of common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and approximately $900,000 in acquisition costs.

On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients.

Results of Operations

  The following table sets forth certain statement of operations data dividing revenues between the Company's previous human resources and financial software business (ERP) and the Company's current e-commerce business for the periods indicated.

                                                         Three months ended                               Six months ended
                                                               June 30                                        June 30
                                                     -----------------------------                  -----------------------------
                                                       2000                 1999                      2000                 1999
                                                     --------              -------                  --------              -------
Revenues: e-commerce
  License fees                                       $  7,845              $ 2,025                  $ 13,641              $ 3,595
  Services fees                                         2,240                  387                     3,450                  503
                                                     --------              -------                  --------              -------
      Total revenues                                   10,085                2,412                    17,091                4,098
Revenues: ERP
  License fees                                            -0-                2,195                       -0-                4,284
  Services fees                                           -0-                6,672                       -0-               14,298
                                                     --------              -------                  --------              -------
      Total revenues                                      -0-                8,867                       -0-               18,582
Cost of revenues: e-commerce
  License fees                                             59                    1                        98                   12
  Services fees                                         2,527                  427                     4,099                  789
                                                     --------              -------                  --------              -------
      Total cost of revenues                            2,586                  428                     4,197                  801
Cost of revenues: ERP
  License fees                                            -0-                  364                       -0-                  699
  Services fees                                           -0-                3,833                       -0-                7,821
                                                     --------              -------                  --------              -------
      Total cost of revenues                              -0-                4,197                       -0-                8,520

Gross margin on e-commerce license fees                 7,786                2,024                    13,543                3,583
Gross margin on e-commerce services fees                 (287)                 (40)                     (649)                (286)
Gross margin on ERP license fees                          -0-                1,831                       -0-                3,585
Gross margin on ERP services fees                         -0-                2,839                       -0-                6,477

Operating expenses:
  Research and development, exclusive
   of  noncash  expense                                 5,252                2,358                     8,336                4,552
  In-process research and development expense           8,300                    0                     8,300                    0
  Sales and marketing, exclusive of
   noncash  expense                                     8,634                3,444                    15,097                6,817
  General and administrative, exclusive
   of  noncash expense                                  2,369                1,603                     4,995                3,222
  Depreciation and amortization                         1,564                  963                     2,264                1,833
  Noncash development expense                             -0-                  -0-                       826                  -0-
  Noncash sales and marketing expense                   2,017                  -0-                     3,829                  -0-
  Noncash general and administrative
   expense                                                331                   42                     1,476                   84
                                                     --------              -------                  --------              -------
   Total operating expenses                            28,467                8,410                    45,123               16,508

Operating loss                                        (20,968)              (1,756)                  (32,229)              (3,149)
Gain on sale of ERP assets                                547                  -0-                       547                  -0-
Interest income                                         3,576                  111                     4,562                  228
Interest expense                                           58                   24                     1,214                   51
                                                     --------              -------                  --------              -------
Net loss                                             $(16,903)             $(1,669)                 $(28,334)             $(2,972)
                                                     ========              =======                  ========              =======

Quarter Ended June 30, 2000 and 1999

Revenues

  Total Revenues.   Total revenues for the quarter ending June 30, 2000
decreased 10.6% to $10.1 million for the quarter ended June 30, 2000 from $11.3 million during the same period in 1999. For the six months ended June 30, 2000, total revenues decreased 24.6% to $17.1 million from $22.7 million during the same period in 1999. These decreases in total revenues are primarily attributable to decreases in services fees, as a result of the sale of the Company's ERP business in October 1999.

  e-commerce License Fees.   License fees increased 287.4% to $7.8 million, or
77.8% of total e-commerce revenues, for the quarter ended June 30, 2000 from $2.0 million, or 84.0% of total e-commerce revenues, in the same period in 1999. For the six months ended June 30, 2000, license fees increased 279.4% to $13.6 million from $3.6 million during the same period in 1999. The increase in e-commerce license fees was the result of an increase in the amount of software licensed.

  e-commerce Services Fees.   Services fees increased 478.8% to $2.2 million,
for the quarter ended June 30, 2000, from $387,000 for the same period in 1999, and also increased as a percentage of total e-commerce revenues to 22.2%, for the period ended June 30, 2000, from 16.0% in the same period in 1999. For the six months ended June 30, 2000, service fees increased 585.9% to $3.5 million from $ 503,000 during the same period in 1999. These increases are primarily attributable to increased demand for the Company's services as a result of the growth in e-commerce license fees.

  ERP License Fees. The Company sold its ERP business in October 1999, and as a result had no ERP license fees during the periods ended June 30, 2000. ERP license fees represented $2.2 million , or 52.0% of license fee revenue, during the quarter ending June 30, 1999. ERP license fees represented $4.3 million, or 54.4% of license fee revenue during the six months ended June 30, 1999.

  ERP Services Fees. The Company sold its ERP business in October 1999, and as a result had no ERP services fees during the periods ended June 30, 2000. ERP services fees represented $6.7 million, or 94.5% of services fees, during the period ended June 30, 1999. ERP services service revenue represented $14.3 million, or 96.6% of services fees, during the six months ended June 30, 1999.

Cost of Revenues

  Total Cost of Revenues.   Cost of revenues decreased 44.1% to $ 2.6 million,
or 25.6% of total revenue, during the quarter ended June 30, 2000 from $4.6 million, or 41.0% of total revenue, during the same period in 1999. Cost of revenues decreased 55.0% to $4.2 million, or 24.6% of total revenue, from $9.3 million, or 41.1% of total revenue, during the six months ended June 30, 2000. The decrease both in total and as a percentage of total revenues in both comparable periods is primarily a result of the change in mix in revenue from services fees, which historically had a higher cost of revenues, to license fees.

  e-commerce Cost of License Fees.   Cost of e-commerce license fees increased
to $59,000 for the quarter ended June 30, 2000 from $1,000 during the same period in 1999. For the six months ending June 30, 2000, cost of e-commerce license fees increased to $98,000 from $12,000 during the same period in 1999. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

  e-commerce Cost of Services Fees.   Cost of services fees increased 491.8% to
$2.5 million, or 112.8% of total e-commerce services fees, during the quarter ended June 30, 2000 compared to $427,000, or 110.3% of total e-commerce services fees, during the same period in 1999. For the six months ended June 30, 2000, cost of e-commerce services fees increased to $4.1 million from $789,000 during the same period in 1999. The increase in the cost of e-commerce services fees was primarily attributable to an increase in personnel and related costs to provide implementation, training and upgrade services to both customers and partners.

  ERP Cost of License Fees.   The Company sold its ERP business in October 1999,
and as a result had no ERP license fees or ERP cost of license fees during the periods ended June 30, 2000. During the quarter ended June 30,1999, cost of ERP license fees totaled $364,000 or 16.6% of ERP license fees. For the six months ended June 30, 1999, cost of ERP license fees totaled $ 699,000 or 16.3% of ERP license fees. ERP cost of license fees represented 99.7% of the total cost of license fees during the quarter ended June 30, 1999 and 98.3% of the total cost of license fees during the six months ended June 30, 1999.


  ERP Cost of Services Fees. The Company sold its ERP business in October 1999, and as a result had no ERP services fees or ERP cost of services fees during the period ended June 30, 2000. During the period ended June 30, 1999, ERP cost of services fees totaled approximately $3.8 million, or 57.4% of ERP services fees. For the six months ended June 30, 1999, cost of ERP services fees totaled $7.8 million or 54.7% of ERP services fees. ERP cost of services fees represented 90.0% of the total cost of services fees during the quarter ended June 30, 1999, and 90.8% of total cost of services fees during the six months ended June 30, 1999.


Research and Development Expense, Exclusive of Noncash Expense

  Research and development expenses increased 122.7% to approximately $5.3 million, or 52.1% of total revenues, during the quarter ended June 30, 2000 from $2.4 million, or 20.9% of total revenues, during the same period in 1999. Research and development expense increased 83.1% to approximately $8.3 million, or 48.8% of total revenues, during ths six months ending June 30, 2000 from $4.6 million, or 20.1% of total revenues, during the same period in 1999. Research and development expenses increased primarily due to increased personnel and contractor fees related to the development of the Company's e-commerce products. The Company intends to continue to expend substantial resources in research and development.


In-Process Research and Development Expense

In-process research and development expense was approximately $8.3 million for both the quarter ended and the six months ending June 30, 2000. The Company recorded this expense related to its acquisition of the SAI/Rodeo Companies on May 31, 2000.


Sales and Marketing Expense, Exclusive of Noncash Expense

  Sales and marketing expenses increased 150.7% to $8.6 million, or 85.6% of total revenues, during the quarter ended June 30, 2000 from $3.4 million, or 30.5% of total revenues, during the same period in 1999. Sales and marketing expenses increased 121.5% to $15.1 million, or 88.3% of total revenues, during the six months ending June 30, 2000 from $6.8 million, or 30.1% of total revenues, during the same period in 1999. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of the Company's e-commerce products. The Company intends to expend substantial resources toward sales and marketing in the e-commerce area.


General and Administrative Expense, Exclusive of Noncash Expense

  General and administrative expenses increased 47.8% to $2.4 million during the quarter ending June 30, 2000 or 23.5% of total revenue from $1.6 million, or 14.2% of total revenues, during the same period in 1999. General and administrative expenses increased 55.0% to $5.0 million, or 29.2% of total revenues, during the six months ending June 30, 2000 from $3.2 million, or 14.2% of total revenues, during the same period in 1999. The increase in general and administrative expenses was primarily attributable to increases in personnel, facilities and related costs. The Company believes its general and administrative expenses will continue to increase in future periods to accommodate anticipated growth.

Depreciation and Amortization Expense

  Depreciation and amortization increased to $1.6 million in the period ended June 30, 2000 from $963,000 in the same period 1999. Depreciation and amortization increased to $2.3 million in the six months ending June 30, 2000 from $1.8 million in the same period in 1999. The increases in both comparable periods is primarily the result of the Company's amortization of its intangible assets associated with acquisitions completed in the second quarter of 2000.


Noncash Research and Development Expense

  Noncash research and development expenses of approximately $826,000 were recognized during the first quarter of 2000. The expenses resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company' common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The value of the warrants earned approximated $826,000 and was computed using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of common stock were forfeited. Warrants to purchase 33,334 shares remain outstanding at June 30, 2000 and expire in the first quarter of 2003.

Noncash Sales and Marketing Expense

   During the three and six months ended June 30, 2000, noncash sales and marketing expenses of approximately $2.0 million and $3.8 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company, during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, some of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from six months to five years.

Noncash General and Administrative Expense

   Noncash general and administrative expenses increased to approximately $331,000, or 3.3% of total revenues, during the second quarter of 2000, from $42,000, or 0.4% of total revenues, during the same period in 1999. Noncash general and administrative expenses increased to $1.5 million, or 8.6% of total revenues, during the six months ended June 30, 2000 from $84,000, or 0.4% of total revenues, during the same period in 1999. The increases in both the quarter and the six months ending June 30, 2000 were attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vest over four years. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options ($5.4 million) as deferred compensation. The Company recognized compensation expense of approximately $331,000 in the quarter ended June 30, 2000 and $1.5 million during the six months ended June 30, 2000 related to this arrangement.

Interest Income

  Interest income increased to $3.6 million in the second quarter of 2000, or 35.5% of total revenues from $111,000, or 1.0% of total revenues, in the same period of 1999. Interest income increased to $4.6 million during the six months ended June 30, 2000, or 26.7% of total revenues, from $228,000, or 1.0% of total revenues, in the same period in 1999. The increase in interest income was due to higher levels of cash available for investment, a direct result of the Company's follow-on offering in March 2000. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.


Interest Expense

   Interest expense increased 141.7% to $58,000 in the second quarter of 2000 from $24,000 during the same period in 1999. Interest expense increased 2,280.4% to $1.2 million during the six months ended June 30, 2000 from $51,000 during the same period in 1999. The increase for the six months ended June 30, 2000 is primarily due to higher levels of debt in the first quarter of 2000 as compared to 1999. This was primarily the result of an interim funding of $7.0 million received in December 1999. As part of the interim funding agreement, the Company issued warrants valued at approximately $982,000 using the Black-Scholes option pricing model as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000. As a result the entire value of the warrants was amortized in the period ending March 31, 2000.


Income Taxes

  As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarter and six months ended June 30, 2000 and 1999, respectively.


Liquidity and Capital Resources

  On March 10, 2000, the Company completed a follow-on offering of 2,243,000 shares of common stock at an offering price of $115.00 per share. The proceeds, net of expenses, from this public offering of approximately $244.4 million were placed in investment grade cash equivalents and marketable securities. The Company believes the proceeds from this follow-on offering will be adequate to provide for the Company's capital expenditures and working capital requirements for the foreseeable future. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company's operating and investing activities will use significant amounts of cash.

  On March 14, 2000, the Company entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note in the original principal amount of $5.0 million, which may be converted into shares of common stock of the Company. The $5.0 million was placed in investment grade cash equivalents.

  Cash used in operating activities was approximately $11.8 million during the six months ended June 30, 2000. The cash used was primarily attributable to the Company's net loss and to increases in accounts receivable, offset by noncash items and increases in accounts payable and accrued liabilities, and deferred revenue. Cash used in operating activities was approximately $4.5 million during the six months ended June 30, 1999. This was primarily attributable to an increase in accounts receivable and decreases in accounts payable and accrued liabilities and deferred revenue.

  Cash used for investing activities was approximately $55.5 million during the six month period ended June 30, 2000. The cash was used for acquisitions, purchases of investments in strategic partners, marketable securities, and property and equipment. The cash used for investing activities was partially offset by proceeds related to the sale of

ERP assets of approximately $1.9 million. Cash used for investing activities was approximately $2.0 million during the six month period ended June 30, 1999. Cash was used to purchase property and equipment during this period.

  Cash provided by financing activities was approximately $244.3 million during the six month period ended June 30, 2000, and the cash used by financing activities was approximately $197,000 during the six months ended June 30, 1999. The cash provided by financing activities during the period ended June 30, 2000 was primarily attributable to proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million, the issuance of long-term debt of $5.0 million, and partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

  On October 18, 1999, the Company sold its human resources and financial software business to Geac Computer Systems, Inc. and Geac Canada Limited. The Company received approximately $13.5 million in proceeds. A gain of $9.4 million was recorded in 1999, with an additional gain of approximately $547,000 recorded in the second quarter of 2000, following the escrow settlement.

  The Company had net operating loss carryforwards of approximately $57.0 million at June 30, 2000, which will expire at various dates through 2019. The Company established a valuation allowance equal to the net operating losses and all other deferred tax assets. The Company will record the income tax benefits from these deferred tax assets when it becomes more likely than not they will be realized, which will reduce the Company's effective tax rate in future periods.
Section 382 of the Internal Revenue Code may limit the Company's ability to benefit from certain net operating loss carryforwards, because the Company had an ownership change of more than 50%, as defined in Section 382. The Company may not realize certain net operating loss carryforwards in future years due to this limitation.

  During the first six months of 2000, the Company issued warrants and approximately 39,000 shares of the Company's common stock to certain strategic partners, some of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the fair value of these warrants and common stock as deferred sales and marketing expense of approximately $986,000 and $4.4 million, respectively. Deferred sales and marketing expenses will be amortized over the term of the sales and marketing agreements which range from six months to five years.

  During 1999, the Company entered into an agreement with a third party to develop certain software that it intends to sell in the future. The third party was to be compensated for these services with warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $56.78 per share. The agreement requires the third party to reach certain milestones related to the software development in order to earn the warrants. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of the Company's common stock. The Company recorded the issuance of the warrants at the time they were earned by the third party and the warrants were valued at approximately $826,000 based on the fair value of the warrants on the date of the grant using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of the Company's common stock were forfeited.

  During 1999, the Company entered into a reseller agreement that allows the reseller to license its products in a certain territory. The Company will receive royalty amounts from the reseller if certain minimum revenue requirements are met by the reseller. The Company will recognize these license fees as the products are licensed to end users. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of the Company's common stock if certain revenue targets are met. The Company will record the issuance of the warrants at the time they are earned by the reseller based on the fair value of the warrant on the date they are earned. During the first six months of 2000, the reseller did not license any of the Company's products. Accordingly, no warrants were granted related to the reseller agreement.

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments: hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

  In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101") and amended it in March and June 2000. We are required to adopt the provisions of SAB 101 in the fourth quarter of 2000. We are currently reviewing the provisions of SAB 101 and have not fully assessed the impact of its adoption. While SAB 101 does not supersede the software industry-specific revenue recognition guidance, with which we believe we comply with, the SEC Staff has recently informally indicated its views related to SAB 101 that may change current interpretations of software revenue recognition requirements. Such SEC interpretations could result in many software companies, including us, recording a cumulative effect of a change in accounting principles.



Risk Factors


     In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating us and our business because such factors currently may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

We may not effectively implement our business strategy.

     Our future performance will depend in part on successfully developing, introducing and gaining market acceptance of our product suite, which is designed to automate the procurement and management of operating resources. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software business to Geac Computer Systems, Inc. and Geac Canada Limited. Our financial and human resources software business had historically been our primary business. We began marketing our Clarus eProcurement solution in the second quarter of 1998. If we do not successfully implement our business-to-business e-commerce growth strategy, our business will suffer materially and adversely.

Our solutions may not achieve significant market acceptance without a critical mass of large buying organizations and their suppliers.

     Unless a critical mass of large buying organizations and their suppliers join our SupplierUniverse network, our solutions may not achieve widespread market acceptance, and our business would be seriously harmed. The implementation of our product suite by large buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our product suite will depend on using our existing customers as referenceable accounts. As a result, our operating resource solutions may not achieve significant market acceptance.

     If a sufficient and increasing number of suppliers fail to join our SupplierUniverse network, our network will be less attractive to buyers and other suppliers. To provide buyers on our SupplierUniverse network an organized means of accessing operating resources, we rely on suppliers to maintain web-based catalogs, indexing services and other content aggregation tools. Our inability to access and index these catalogs and services would result in our customers having fewer products and services available to them through our solutions, which would adversely affect the perceived usefulness of our SupplierUniverse network.

     We expect our product line to appeal to early stage companies, which exposes us to higher than normal credit risk.

     Our product line supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. As a result of this functionality many early stage businesses, in addition to many companies with traditional business models, are interested in acquiring our products in the future. Many early stage companies acquire their funding periodically based upon investor's perception of their progress and likelihood of success. Typically, they do not have internal operations sufficient to generate cash which would guarantee their ongoing viability. While we evaluate the ability to pay of all potential customers, if an increasing number of our customers fail in their operations and are unable to continue to pay amounts due under our license agreement, we will experience material and adverse financial losses related to these sales.

If our zero capital subscription-based model is unsuccessful, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

     We offer a zero capital subscription-based payment method to our customers. This model is unproven and represents a significant departure from the fee-based software licensing strategies that we and our competitors have traditionally employed. If we do not successfully develop and support our zero capital subscription-based model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially. As of June 30, 2000, we have no zero capital subscribers.

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

     To be successful, we believe we must expand our international operations and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. We are subject to a number of risks associated with international business activities. These risks generally include:

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

     We have limited experience in marketing, selling and supporting our products and services in foreign countries. We do not have experience developing foreign language versions of our products.

     We intend to expand the geographic scope of our customer base and operations. We opened our first international sales office in the United Kingdom during the first quarter of 2000 and acquired the SAI/Rodeo Companies which have significant operations in Ireland in the second quarter of 2000.

Significant fluctuations in our quarterly and annual operating results may adversely affect the market price of our common stock.

     We believe that our quarterly and annual operating results are likely to fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, the market value of our common stock could decrease substantially.

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

Market adoption of our solutions will be impeded if we do not continue to establish and maintain strategic relationships.

     Our success depends in part on the ability of our strategic partners to expand market adoption of our solutions. If we are unable to maintain our existing strategic partnerships or enter into new partnerships, we may need to devote substantially more resources to direct sales of our products and services. We would also lose anticipated customer introductions and co-marketing benefits.

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

     If the demand for our solutions continues to increase, we will need to develop relationships with additional third-party application service providers to provide these services. Our competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than ours.

     Many of our strategic partners have multiple strategic relationships, and they may not regard us as important to their businesses. In addition, our strategic partners may terminate their relationships with us, pursue other partnerships or relationships or attempt to develop or acquire products or services that compete with our solutions. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships. A significant number of our new Clarus eProcurement sales and Clarus eMarket sales have occurred through referrals from Microsoft, but Microsoft is not obligated to refer any potential customers to us, and it may enter into strategic relationships with other providers of electronic procurement applications.

We expect to depend on our Clarus eProcurement and Clarus eMarket products for a significant portion of our revenues for the foreseeable future.

     We anticipate that revenues from our Clarus eProcurement and Clarus eMarket products and related services will continue to represent substantially all of our revenues for the foreseeable future. As a result, a decline in the price of, profitability of or demand for our Clarus eProcurement and Clarus eMarket products would seriously harm our business. Our Clarus eMarket solution was introduced in the second quarter of 2000.

Clarus eProcurement and eMarket may perform inadequately in a high volume environment.

     Any failure by our principal products, Clarus eProcurement and Clarus eMarket, to perform adequately in a high volume environment could materially and adversely affect the market for Clarus eProcurement and Clarus eMarket and our business, results of operations and financial condition. Specifically, Clarus eProcurement was designed for use in environments that include numerous users, large amounts of catalog and other data and potentially high peak transaction volumes. Clarus eProcurement and the third party software and hardware on which it depends may not operate as designed when deployed in these environments.

Defects in our products could delay market adoption of our solutions or cause us to commit significant resources to remedial efforts.

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

     As part of our business strategy, we may seek to acquire or invest in additional businesses, products or technologies that may complement or expand our business. If we identify an appropriate acquisition opportunity, we may not be able to negotiate the terms of that acquisition successfully, finance it, or integrate it into our existing business and operations. We have completed only three acquisitions to date. We may not be able to select, manage or absorb any future acquisitions successfully, particularly acquisitions of large companies. Further, the negotiation of potential acquisitions, as well as the integration of an acquired business, would divert management time and other resources. We may use a substantial portion of our available cash to make an acquisition. On the other hand, if we make acquisitions through an exchange of our securities, our stockholders could suffer dilution. In addition, any particular acquisition, even if successfully completed, may not ultimately benefit our business.

Financial impact of acquisition

   Our results of operations were negatively impacted by the accounting treatment for our acquisition of the SAI/Rodeo Companies in the second quarter of 2000. We recognized a write-off of acquired in-process research and amortization expense related to our second quarter of 2000 acquisition. Amortization of this acquisition will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to developed technology and in-process research and development in the acquisition involve valuation estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profits, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If the in-process research and development product is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired.

An increase in the length of our sales cycle may contribute to fluctuations in our operating results.

     As our products and competing products become increasingly sophisticated and complex, the length of our sales cycle is likely to increase. The loss or delay of orders due to increased sales and evaluation cycles could materially and adversely affect our business, results of operations and financial condition and, in particular, could contribute to significant fluctuations in our quarterly operating results. A customer's decision to license and implement our solutions may present significant enterprise-wide implications for the customer and involve a substantial commitment of its management and resources. The period of time between initial customer contact and the purchase commitment typically ranges from four to nine months for our applications. Our sales cycle could extend beyond current levels as a result of lengthy evaluation and approval processes that typically accompany major initiatives or capital expenditures or other delays over which we have little or no control.

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

     The growth of our e-commerce business coupled with the rapid evolution of our market has strained, and may continue to strain, our administrative, operational and financial resources and internal systems, procedures and controls. Our inability to manage our internal resources effectively could increase administrative costs and distract management. If our management is distracted, we may not be able to capitalize on opportunities to increase revenues.

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

A compromise of the encryption technology employed in our solutions could reduce customer and market confidence in our products or result in claims against us.

     A significant barrier to Internet-based commerce is the secure exchange of valued and confidential information over public networks. Any compromise of our security technology could result in reduced customer and market confidence in our products and in customer or third party claims against us. This could materially and adversely affect our business, financial condition and operating results. Clarus eProcurement relies on encryption technology to provide the security and authentication necessary to protect the exchange of valuable and confidential information. Advances in computer capabilities, discoveries in the field of cryptography or other events or developments may result in a compromise of the encryption methods we employ in Clarus eProcurement and Clarus eMarkets to protect transaction data.

Our success depends upon market acceptance of e-commerce as a reliable method for corporate procurement and other commercial transactions.

     Market acceptance of e-commerce generally, and the Internet specifically, as a forum for corporate procurement is uncertain and subject to a number of risks. The success of our suite of business-to-business e-commerce applications, including Clarus eProcurement and Clarus eMarkets, depends upon the development and expansion of the market for Internet-based software applications, in particular e-commerce applications. This market is new and rapidly evolving. Many significant issues relating to commercial use of the Internet, including security, reliability, cost, ease of use, quality of service and government regulation, remain unresolved and could delay or prevent Internet growth. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the demand for our product suite and our overall business, operating results and financial condition will be materially and adversely affected.

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

     Our ability to increase the speed and scope of our services to customers is limited by and depends on the speed and reliability of both the Internet and our customers' internal networks. As a result, the emergence and growth of the market for our services depends on improvements being made to the entire Internet infrastructure as well as to our individual customers' networking infrastructures. The recent growth in Internet traffic has caused frequent periods of decreased performance. If the Internet's infrastructure is unable to support the rapid growth of Internet usage, its performance and reliability may decline, and overall Internet usage could grow more slowly or decline. If Internet reliability and performance declines, or if necessary improvements do not increase the Internet's capacity for increased traffic, our customers will be hindered in their use of our solutions, and our business, operating results and financial condition could suffer.

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

     As a result of customer demand, it is possible that Clarus eProcurement and Clarus eMarkets will be required to incorporate additional encryption technology. The United States government regulates the exportation of this technology. Export regulations, either in their current form or as they may be subsequently enacted, may further limit the levels of encryption or authentication technology that we are able to use in our software and our ability to distribute our products outside the United States. Any revocation or modification of our export authority, unlawful exportation or use of our software or adoption of new legislation or regulations relating to exportation or use of software and encryption technology could materially and adversely affect our sales prospects and, potentially, our business, financial condition and operating results as a whole.



PART II.  OTHER INFORMATION


Item 2.    Changes in Securities and Use of Proceeds

    On May 31, 2000, the Company issued 1,148,000 shares of common stock in connection with the acquisition of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited.

    These shares were not registered under the Securities Act of 1933 but were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Item 4.    Submission of Matters to a Vote of Security Holders

    The following proposals were submitted to our stockholders at our annual stockholders meeting on June 13, 2000.

1. The proposal to elect Donald House as a Class II Director to serve until the 2003 annual stockholders' meeting. This proposal was approved with 12,017,859 shares or 85% voting for the proposal and 22,854 shares or .16% withholding authority.

2. The proposal to elect Tench Coxe as a Class II Director to serve until the 2003 annual stockholders' meeting. This proposal was approved with 12,017,859 shares or 85% voting for the proposal and 22,854 shares or .16% withholding authority.

3. The proposal to amend our Amended Certificate of Incorporation to increase the number of authorized shares of common stock from 25,000,000 to 100,000,000. This proposal was approved with 9,006,619 shares or 63.7% voting for the proposal, 2,759,708 shares or 19.5% voting against the proposal and 274,386 shares or 1.9% abstaining from the proposal.

4. The proposal to amend and restate our 1998 Stock Incentive Plan to increase the number of shares of common stock available for grant thereunder from 1,500,000 to 3,000,000 shares. This proposal was approved with 3,458,176 shares or 76% of the votes cast voting for the proposal, 2,319,806 shares or 38.7% of the votes cast voting against the proposal and 281,367 shares or 4.7% of the votes cast abstaining from the proposal.

5. The proposal to adopt an employee stock purchase plan. This proposal was approved with 5,641,458 shares or 93% of the votes cast voting for the proposal, 141,465 shares or 2.3% of the votes cast voting against the proposal and 276,426 shares or 4.5% of the votes cast abstaining from the proposal.

ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

         2.1 Stock Purchase Agreement dated May 31, 2000 by and among Clarus Corporation, SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (the "Companies") and the shareholders of the Companies (Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 13, 2000).

          4.1  Amendment to Amended and Restated Certificate of Incorporation
         10.1  Patent License Agreement (Incorporated by reference from Exhibit
               10.1 of the Company's Form 8-K filed on June 13, 2000).
         10.2  Amended and Restated Stock Incentive Plan
         10.3  Employee Stock Purchase Plan
         10.4  Global Employee Stock Purchase Plan
         10.5  Form of Nonqualified Stock Option Agreement
         10.6 Stock Incentive Plan of Software Architects International, Limited (Incorporated by reference from Exhibit 2.2 of the Company's Form 8-K filed on June 13, 2000)
         10.7 2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan (Incorporated by reference from Exhibit 2.3 of the Company's Form 8-K filed on June 13, 2000).
         10.8  Employment Agreement between the Company and Stephen P. Jeffery.
         10.9  Employment Agreement between the Company and Mark D. Gagne.
         27.1  Financial Data Schedule

     (b) Reports on Form 8-K

         On June 12, 2000, the Company filed a current report on Form 8-K to report that on June 6, 2000, Arthur Andersen LLP's appointment as principal accountants was terminated and KPMG LLP was appointed as principal accountants.

               On June 13, 2000, the Company filed a current report on Form 8-K to report that it had acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruiting Limited, i2Mobile.com Limited and SAI America Limited pursuant to a Stock Purchase Agreement dated May 31, 2000.


                              SIGNATURE

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               CLARUS CORPORATION


Date:  August 14, 2000                         /s/ Mark D. Gagne
                                               ------------------------------
                                               Chief Operating Officer and
                                               Chief Financial Officer