Form 10-Q
period 2000-09-30
CLARUS CORP
filed 2000-11-14
CIK 913277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000
                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________  to  _________

Commission File Number: 0-24277


                               Clarus Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                             58-1972600
       -------------------------------           -------------------------
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

                        Common Stock, ($.0001 Par Value)
            --------------------------------------------------------
              15,525,069 shares outstanding as of October 31, 2000

INDEX
-----
                               CLARUS CORPORATION

                                                                         Page
                                                                        ------
PART I   FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets (unaudited) -
     September 30, 2000 and December 31, 1999...........................   3

    Condensed Consolidated Statements of Operations (unaudited) -
     Three and nine months ended September 30, 2000 and 1999............   5

    Condensed Consolidated Statements of Cash Flows (unaudited) -
     Nine months ended September 30, 2000 and 1999......................   6

    Notes to Condensed Consolidated Financial Statements (unaudited) -
     September 30, 2000.................................................   7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....  25


PART II  OTHER INFORMATION
-------  -----------------

Item 1.  Legal Proceedings..............................................  25

Item 6.  Exhibits and Reports on Form 8-K...............................  25

SIGNATURES

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements


                               CLARUS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                   (in thousands, except share and per share amounts)

                                                                                September 30,              December 31,
                                                                                    2000                       1999
                                                                           ----------------------    -----------------------
                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                               $141,256                    $14,127
 Marketable securities                                                                     45,114                        -0-
 Trade accounts receivable, less allowance for doubtful accounts
   of $2,817 and $271 in 2000 and 1999, respectively                                       20,915                     10,389
 Deferred marketing expense, current                                                        6,752                      5,723
 Prepaids and other current assets                                                          5,591                      1,965
                                                                                         --------                    -------
Total current assets                                                                      219,628                     32,204

PROPERTY AND EQUIPMENT                                                                      6,985                      4,122

OTHER ASSETS:
 Deferred marketing expense                                                                 2,765                      4,293
 Intangible assets, net of accumulated amortization of $4,061 and
  $784 in 2000 and 1999, respectively                                                      60,455                      6,649
 Investments                                                                               14,747                      1,168
 Deposits and other long-term assets                                                          220                        127
                                                                                         --------                    -------
Total other assets                                                                         78,187                     12,237
                                                                                         --------                    -------


TOTAL ASSETS                                                                             $304,800                    $48,563
                                                                                         ========                   ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited) (continued)
              (in thousands, except share and per share amounts)

                                                                                   September 30,               December 31,
                                                                                        2000                       1999
                                                                                -------------------         ------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                     $ 17,144                       $  6,326
     Deferred revenue                                                                3,814                          3,081
     Current maturities of long-term debt                                                3                          6,046
                                                                                  --------                       --------
Total current liabilities                                                           20,961                         15,453

NONCURRENT LIABILITIES:
     Deferred revenue                                                                1,058                            293
     Long-term debt, net of current maturities                                       5,000                            -0-
     Other non-current liabilities                                                     202                            202
                                                                                  --------                       --------
Total liabilities                                                                   27,221                         15,948

STOCKHOLDERS' EQUITY:
    Common stock, $.0001 par value; 100,000,000 shares authorized,
      15,501,971 and 11,600,681 shares issued and 15,426,971 and 11,525,681
      shares outstanding in 2000 and 1999, respectively                                  2                              1
    Additional paid-in capital                                                     367,390                         77,008
    Accumulated deficit                                                            (86,072)                       (44,122)
    Treasury stock, at cost                                                             (2)                            (2)
    Foreign currency translation adjustment                                             39                            -0-
    Unrealized gain on marketable securities                                           296                            -0-
    Deferred compensation                                                           (4,074)                          (270)
                                                                                  --------                       --------
Total stockholders' equity                                                         277,579                         32,615
                                                                                  --------                       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $304,800                       $ 48,563
                                                                                  ========                       ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share amounts)

                                                   Three months ended                               Nine months ended
                                                      September 30,                                    September 30,
                                            ---------------------------------              -----------------------------------
                                                    2000                 1999                       2000                  1999
REVENUES:
 License fees                                   $ 10,262              $ 2,259                   $ 23,903               $10,138
 Services fees                                     3,281                6,497                      6,731                21,298
                                                -----------------------------                   ------------------------------
  Total revenues                                  13,543                8,756                     30,634                31,436

COST OF REVENUES:
 License fees                                         15                  258                        113                   969
 Services fees                                     4,135                3,988                      8,234                12,598
                                                -----------------------------                   ------------------------------
  Total cost of revenues                           4,150                4,246                      8,347                13,567

OPERATING EXPENSES:
 Research and development, exclusive of
  noncash expense                                  7,423                2,178                     15,759                 6,730
 In-process research and development
  expense                                            -0-                  -0-                      8,300                   -0-
 Sales and marketing, exclusive of
  noncash expense                                  9,324                4,190                     24,421                11,007
 General and administrative, exclusive of
  noncash expense                                  4,166                1,505                      9,161                 4,727
 Depreciation and amortization                     2,948                  967                      5,212                 2,800
 Noncash research and development expense            -0-                  -0-                        826                   -0-
 Noncash sales and marketing expense               2,017                  -0-                      5,846                   -0-
 Noncash general and administrative
  expense                                            375                   42                      1,851                   126
                                                -----------------------------                   ------------------------------
  Total operating expenses                        26,253                8,882                     71,376                25,390

OPERATING LOSS                                   (16,860)              (4,372)                   (49,089)               (7,521)
Gain on sale of ERP assets                           -0-                  -0-                        547                   -0-
Loss on sale of investments                           (5)                 -0-                         (5)                  -0-
Interest income                                    3,307                   82                      7,869                   310
Interest expense                                     (58)                 (19)                    (1,272)                  (70)
                                                -----------------------------                   ------------------------------
NET LOSS                                        $(13,616)             $(4,309)                  $(41,950)              $(7,281)
                                                =============================                   ==============================

Loss per common share:
  Basic                                         $  (0.89)              $(0.39)                  $  (2.98)              $ (0.66)
  Diluted                                       $  (0.89)              $(0.39)                  $  (2.98)              $ (0.66)

Weighted average shares outstanding
  Basic                                           15,371               11,095                     14,057                11,010
  Diluted                                         15,371               11,095                     14,057                11,010

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                        (in thousands, except share amounts)

                                                                                                   Nine months ended
                                                                                                      September 30
                                                                                         -------------------------------------
                                                                                                  2000                    1999
                                                                                         -------------                 -------
 OPERATING ACTIVITIES:
 Net loss                                                                                     $(41,950)                $(7,281)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                5,212                   2,858
    Amortization of debt discount                                                                  982                     -0-
    In-process research and development                                                          8,300                     -0-
    Provision for doubtful accounts                                                              2,597                   1,084
    Exchange of software for cost-method investments                                            (6,764)                 (1,168)
    Noncash research and development expense                                                       826                     -0-
    Noncash sales and marketing expense                                                          5,846                     -0-
    Noncash general and administrative expense                                                   1,851                     126
    Loss on disposal of property and equipment                                                     -0-                      53
    Gain on sale of financial and human resources software business                               (547)                    -0-
    Changes in operating assets and liabilities:
      Accounts receivable                                                                      (14,337)                 (1,646)
      Prepaid and other current assets                                                          (3,567)                 (1,465)
      Deposits and other long-term assets                                                          (83)                    169
      Accounts payable and accrued liabilities                                                   8,901                      43
      Deferred revenue                                                                           1,498                  (1,379)
      Other non-current liabilities                                                                -0-                     176
                                                                                              --------                 -------
          NET CASH USED IN OPERATING ACTIVITIES                                                (31,235)                 (8,430)

 INVESTING ACTIVITIES:
   Acquisitions, net of cash acquired                                                          (33,446)                    -0-
   Purchase of marketable securities                                                           (43,604)                    -0-
   Purchases of property and equipment                                                          (4,562)                 (2,673)
   Purchases of intangible assets                                                                  (89)                    (73)
   Net proceeds from sale of ERP assets                                                          1,864                     -0-
   Purchase of investments in strategic partners                                                (6,815)                    -0-
                                                                                             ---------                --------
          NET CASH USED IN INVESTING ACTIVITIES                                                (86,652)                 (2,746)

 FINANCING ACTIVITIES:
   Repayments of long-term borrowings                                                           (7,025)                   (419)
   Proceeds from long-term borrowings                                                            5,000                   2,100
   Proceeds from issuance of common stock related to secondary offering                        244,427                     -0-
   Proceeds from issuance of common stock related to options exercised                           2,575                     578
                                                                                             ---------                 -------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                                            244,977                   2,259
                                                                                             ---------                 -------

 Effect of exchange rate change on cash                                                             39                     -0-

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              127,129                  (8,917)
 CASH AND CASH EQUIVALENTS, beginning of period                                                 14,127                  14,799
                                                                                              --------                 -------
 CASH AND CASH EQUIVALENTS, end of period                                                     $141,256                 $ 5,882
                                                                                              ========                 =======

 SUPPLEMENTAL CASH FLOW DISCLOSURE:
      Cash paid for interest                                                                  $    290                 $    70
                                                                                              ========                 =======

 NONCASH TRANSACTIONS:
 Issuance of warrants to purchase 50,000 shares of common stock in connection
  with marketing agreements at fair value                                                     $    986                 $   -0-
                                                                                              ========                 =======
 Issuance of 39,118 shares of common stock in connection with marketing
  agreements at fair value                                                                    $  3,761                 $   -0-
                                                                                              ========                 =======
 Issuance of 1,148,000 shares of common stock in connection with SAI
  acquisition                                                                                 $ 30,353                 $   -0-
                                                                                              ========                 =======
 Receipt of marketable securities in satisfaction of trade accounts receivable                $  1,214                 $   -0-
                                                                                              ========                 =======


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") for the three and nine months ended September 30, 2000, have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited financial statements for this interim period have been included. The results of the interim periods are not necessarily indicative of the results to be obtained for the year ended December 31, 2000. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net loss per share was computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the quarter and nine-month periods ended September 30, 2000 and 1999 does not include the effect of the common stock equivalents, calculated by the treasury stock method, at September 30, 2000 and 1999 as their impact would be antidilutive (shown below in thousands):

                                                           Three months ended                    Nine months ended
                                                             September 30,                         September 30,
                                                       -----------------------------      ---------------------------------
                                                           2000           1999                   2000           1999

Shares issuable under stock options                            1,271          1,142                  1,346            640
Shares issuable pursuant to warrants to purchase
 common stock                                                    164             19                    188              3
Total                                                          1,435          1,161                  1,534            643

NOTE 3.  STOCKHOLDERS' EQUITY

On March 10, 2000, the Company sold 2,243,000 shares of common stock in a public offering yielding net proceeds to the Company of approximately $244.4 million.

NOTE 4.  INVESTMENTS

As of September 30, 2000 the Company has made investments of $14.7 million in nine privately held companies and issued a letter of intent to invest $1.5 million in a tenth privately held company, which was executed subsequent to quarter-end. These investments are recorded at original cost and are accounted for using the cost method of accounting. During the three months ended September 30, 2000 the Company recognized $9.6 million in license revenue from software sales to these companies. The Company had previously recognized license revenue from software sales to these companies of $3.8 million during the first six months of 2000 and $3.1 million during the twelve months ended December 31, 1999. These companies are primarily early stage companies and are subject to significant risk due to their limited operating history. As a result, the Company can give no assurances to the ultimate value of the Company's investments.

NOTE 5.  ACQUISITIONS

On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (the "SAI/Rodeo Companies"). The SAI/Rodeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.1 million, consisting of approximately $30.0 million in cash, 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and acquisition costs of approximately $900,000.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company retained a third-party valuation firm to assist the Company in its evaluation of developed technologies and in-process research and development. The third-party evaluated SAI/Rodeo Companies' developmental products to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million to in-process research and development related to this acquisition in the second quarter of 2000.

The values ascribed to intangible assets and their respective useful lives are as follows:

                                                                           Intangible                Useful
                                                                             Asset                    Life
                                                                         (in thousands)            (in years)
                                                                  -----------------------------------------------
  Goodwill                                                                  $49,891                     8
  Developed technologies                                                      4,100                     4
  Assembled workforce                                                           450                     7
  Customer base                                                                 100                     4


The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on January 1, 1999, and excludes the write-off of purchased research and development of $8.3 million (in thousands, except per share amounts):

                                             Three months ended                          Nine months ended
                                                September 30,                              September 30,
                                      -----------------------------------    -----------------------------------------
                                            2000                1999                2000                  1999
  Revenues                                $13,543              $9,816             $ 31,516              $ 34,010
  Net loss                                (13,616)             (7,000)             (46,124)              (14,046)
  Basic earnings per share:
   Net loss per common share              $(0.89)              $(0.57)            $  (3.14)             $  (1.16)
   Equivalent number of shares            15,371               12,243               14,689                12,159
  Diluted earnings per share:
   Net loss per share                     $(0.89)              $(0.57)            $  (3.14)             $  (1.16)
   Equivalent number of shares            15,371               12,243               14,689                12,159

On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The effects of this acquisition are not significant to the Company's financial position.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income and its components of net income and "Other Comprehensive Income". "Other Comprehensive Income" refers to revenue, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

The components of comprehensive income (loss) for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                             Three months ended                           Nine months ended
                                                                September 30                                September 30
                                                        ------------------------------            ---------------------------------
                                                            2000                1999                    2000                 1999
Net loss                                                  $(13,616)            $(4,309)               $(41,950)             $(7,281)
Unrealized gain on marketable securities                         3                 -0-                     296                  -0-
Foreign currency translation adjustments                        31                 -0-                      39                  -0-
Comprehensive loss                                         (13,582)             (4,309)                (41,615)              (7,281)

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

NOTE 8. CUSTOMER CONCENTRATIONS

Five customers in the third quarter of 2000 accounted for more than 10% each of the license fees in the quarter. One customer accounted for more than 10% of license fees for the nine months ended September 30, 2000.

NOTE 9. CONTINGENCIES

The Company is involved in claims and other legal actions arising out of the ordinary course of business. In addition, at least eight putative stockholder class action lawsuits have been filed against the Company since October 30, 2000. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have complied with our obligations under Federal securities laws and we intend to defend these lawsuits vigorously. An unfavorable resolution of one or more of these lawsuits could adversely affect our business, results of operations, or financial condition.

NOTE 10.  RECLASSIFICATIONS

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

Sources of Revenue

The Company's revenue consists of license fees and services fees. License fees are generated from the licensing of the Company's suite of products. Services fees are generated from consulting, implementation, training, content aggregation and maintenance support services.

Revenue Recognition

Effective January 1, 1998, the Company adopted Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition." Under SOP No. 97-2, software license revenue is recognized when the following criteria are met:

 . a signed and executed contract is obtained;

 . shipment of the product has occurred;

 . the license fee is fixed or determinable; and

 . collectibility is probable;

Revenues from consulting, implementation and training services are recognized as the services are performed. Maintenance fees relate to customer maintenance and support and are included in services fees. Maintenance fees are recognized ratably over the term of the software support services agreement, which is typically 12 months. Content aggregation services are recognized ratably over the term of the content services agreement, which is typically 3 years. Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues.

Effective January 1, 1999, the Company adopted SOP No. 98-9 "Software Revenue Recognition with Respect to Certain Transactions." The implementation of this statement did not have a material impact on the Company's results of operations.

Operating Expenses

Cost of license fees includes royalties and software duplication and distribution costs. The Company recognizes these costs as the applications are shipped.

Cost of services fees includes personnel related expenses and consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs are recognized as they are incurred.

Research and development expenses consist primarily of personnel related expenses and consulting fees. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company charges research and development costs related to new products or enhancements to expense as incurred until technological feasibility is established, after which the remaining costs are capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

Sales and marketing expenses consist primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, and bad debt expense. The Company allocates the total cost of its information technology function and costs related to the occupancy of its corporate headquarters, to each of the functional areas. Information technology expenses include personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services.

The Company has incurred significant costs to develop its business-to-business e-commerce technology and products and to recruit and train personnel. The Company believes its success is contingent upon increasing its customer base and investing in further development of its products and services. This will require significant expenditures for sales, marketing, research and development, and to a lesser extent support infrastructure. The Company therefore expects to continue to incur substantial operating losses for the foreseeable future.

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

Closing of Follow-On Offering

On March 10, 2000, the Company closed a follow-on offering of its common stock and received approximately $244.4 million. See "-Liquidity and Capital Resources."

Acquisitions of SAI/Rodeo and iSold.com

On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Rodeo Companies"). The SAI/Rodeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.1 million, consisting of approximately $30.0 million in cash, 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and approximately $900,000 in acquisition costs.

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

                                                     Three months ended        Nine months ended
                                                        September 30,             September 30,
                                                 -----------------------      --------------------
                                                        2000        1999          2000        1999
Revenues: e-commerce
 License fees                                       $ 10,262    $  1,579      $ 23,903    $  5,174
 Services fees                                         3,281         402         6,731         905
                                                    --------------------       -------------------
  Total revenues                                      13,543       1,981        30,634       6,079
Revenues: ERP
 License fees                                            -0-         680           -0-       4,964
 Services fees                                           -0-       6,095           -0-      20,393
                                                    --------------------       -------------------
  Total revenues                                         -0-       6,775           -0-      25,357
Cost of revenues: e-commerce
 License fees                                             15          38           113          50
 Services fees                                         4,135       1,036         8,234       1,825
                                                    --------------------       -------------------
  Total cost of revenues                               4,150       1,074         8,347       1,875
Cost of revenues: ERP
 License fees                                            -0-         220           -0-         919
 Services fees                                           -0-       2,952           -0-      10,773
                                                    --------------------       -------------------
   Total cost of revenues                                -0-       3,172           -0-      11,692

Gross margin on e-commerce license fees               10,247       1,541        23,790       5,124
Gross margin on e-commerce services fees                (854)       (634)       (1,503)       (920)
Gross margin on ERP license fees                         -0-         460           -0-       4,045
Gross margin on ERP services fees                        -0-       3,143           -0-       9,620

Operating expenses:
 Research and development, exclusive of noncash
  expense                                              7,423       2,178        15,759       6,730
 In-process research and development expense             -0-         -0-         8,300         -0-
 Sales and marketing, exclusive of noncash
  expense                                              9,324       4,190        24,421      11,007
 General and administrative, exclusive of
  noncash expense                                      4,166       1,505         9,161       4,727
 Depreciation and amortization                         2,948         967         5,212       2,800
 Noncash research and development expense                -0-         -0-           826         -0-
 Noncash sales and marketing expense                   2,017         -0-         5,846         -0-
 Noncash general and administrative expense              375          42         1,851         126
                                                    --------------------      --------------------
   Total operating expenses                           26,253       8,882        71,376      25,390

OPERATING LOSS                                       (16,860)     (4,372)      (49,089)     (7,521)
Gain on sale of ERP assets                               -0-         -0-           547         -0-
Loss on sale of investments                                5         -0-             5         -0-
Interest income                                        3,307          82         7,869         310
Interest expense                                          58          19         1,272          70
                                                    --------------------      --------------------
NET LOSS                                            $(13,616)    $(4,309)     $(41,950)    $(7,281)
                                                    ====================      ====================


Revenues

Total Revenues.   Total revenues for the quarter ending September 30, 2000
increased 54.7% to $13.5 million from $8.8 million during the same period in 1999. For the nine months ended September 30, 2000, total revenues decreased 2.6% to $30.6 million from $31.4 million during the same period in 1999. The quarterly increase in total revenues resulted primarily from increased e-commerce license fees partially offset by decreased services fees, as a result of the sale of the Company's ERP business in October 1999. The year-to-date decrease in total revenues is primarily attributable to decreased services fees, as a result of the sale of the Company's ERP business in October 1999, partially offset by increased e-commerce license fees.

e-commerce License Fees.   License fees increased 549.9% to $10.3 million, or
75.8% of total e-commerce revenues, for the quarter ended September 30, 2000 from $1.6 million, or 79.7% of total e-commerce revenues, in the same period in 1999. For the nine months ended September 30, 2000, e-commerce license fees increased 362.0% to $23.9 million from $5.2 million during the same period in 1999. The increase in e-commerce license fees was the result of an increase in the amount of software licensed. The majority of the Company's e-commerce license revenue for both the quarter ended and the nine months ended September 30, 2000 was derived from the licensing of products that have became generally available since June 1, 2000. Five customers in the third quarter of 2000 accounted for more than 10% each of the license fees in the quarter. One customer accounted for 10% of license fees for the nine months ended September 30, 2000.

e-commerce Services Fees.   Services fees increased 716.2% to $3.3 million, for
the quarter ended September 30, 2000, from $402,000 for the same period in 1999, and also increased as a percentage of total e-commerce revenues to 24.2%, for the three month period ended September 30, 2000, from 20.3% in the same period in 1999. For the nine months ended September 30, 2000, service fees increased 643.8% to $6.7 million from $905,000 during the same period in 1999. These increases are primarily attributable to increased demand for the Company's services as a result of the growth in e-commerce license fees.

ERP License Fees. The Company sold its ERP business in October 1999, and as a result had no ERP license fees during the periods ended September 30, 2000. ERP license fees represented $680,000, or 30.1% of total license fee revenue, during the quarter ending September 30, 1999. ERP license fees represented $5.0 million, or 49.0% of total license fee revenue during the nine months ended September 30, 1999.

ERP Services Fees. The Company sold its ERP business in October 1999, and as a result had no ERP services fees during the periods ended September 30, 2000. ERP services fees represented $6.1 million, or 93.8% of total services fees, during the three month period ended September 30, 1999. ERP services revenue represented $20.4 million, or 95.8% of total services fees, during the nine months ended September 30, 1999.

Cost of Revenues

Total Cost of Revenues.   Cost of revenues decreased 2.3% to $ 4.1 million, or
30.6% of total revenue, during the quarter ended September 30, 2000 from $4.2 million, or 48.5% of total revenue, during the same period in 1999. Cost of revenues decreased 38.5% to $8.3 million, or 27.2% of total revenue, from $13.6 million, or 43.2% of total revenue, during the nine months ended September 30, 2000. The decrease both in total and as a percentage of total revenues in both comparable periods is primarily a result of the change in mix in revenue from services fees, which historically had a higher cost of revenues, to license fees.

e-commerce Cost of License Fees.   Cost of e-commerce license fees decreased to
$15,000 for the quarter ended September 30, 2000 from $38,000 during the same period in 1999. For the nine months ending September 30, 2000, cost of e-commerce license fees increased to $113,000 from $50,000 during the same period in 1999. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

e-commerce Cost of Services Fees.   Cost of services fees increased 299.1% to
$4.1 million, or 126.0% of total e-commerce services fees, during the quarter ended September 30, 2000 compared to $1.0 million, or 257.7% of total e-commerce services fees, during the same period in 1999. For the nine months ended September 30, 2000, cost of e-commerce services fees increased to $8.2 million from $1.8 million during the same period in 1999. The increase in the cost of e-commerce services fees was primarily attributable to increases in both personnel related costs and consulting fees. The consulting fees related to sub-contracted services was approximately $1.0 million for the quarter ended September 30, 2000 and approximately $1.7 million for the nine months ended September 30, 2000. There were no consulting fees expensed during the three months and nine months ended September 30, 1999. Although the Company intends to increase the number of services employees, it will continue sub-contracting some consulting and implementation engagements to its system integrator partners.

ERP Cost of License Fees.   The Company sold its ERP business in October 1999,
and as a result had no ERP license fees or ERP cost of license fees during the periods ended September 30, 2000. During the quarter ended September 30,1999, cost of ERP license fees totaled $220,000 or 32.4% of ERP license fees. For the nine months ended September 30, 1999, cost of ERP license fees totaled $919,000 or 18.5% of ERP license fees. ERP cost of license fees represented 85.3% of the total cost of license fees during the quarter ended September 30, 1999 and 94.8% of the total cost of license fees during the nine months ended September 30, 1999.

ERP Cost of Services Fees. The Company sold its ERP business in October 1999, and as a result had no ERP services fees or ERP cost of services fees during the period ended September 30, 2000. During the quarter ended September 30, 1999, ERP cost of services fees totaled approximately $3.0 million, or 48.4% of ERP services fees. For the nine months ended September 30, 1999, cost of ERP services fees totaled $10.8 million or 52.8% of ERP services fees. ERP cost of services fees represented 74.0% of the total cost of services fees during the quarter ended September 30, 1999, and 85.5% of total cost of services fees during the nine months ended September 30, 1999.

Research and Development Expense, Exclusive of Noncash Expense

Research and development expenses increased 240.8% to approximately $7.4 million, or 54.8% of total revenues, during the quarter ended September 30, 2000 from $2.2 million, or 24.9% of total revenues, during the same period in 1999. Research and development expense increased 134.2% to approximately $15.8 million, or 51.4% of total revenues, during the nine months ending September 30, 2000 from $6.7 million, or 21.4% of total revenues, during the same period in 1999. Research and development expenses increased primarily due to increased personnel related expenses and increased consulting fees incurred to develop the Company's products. Consulting fees increased to approximately $4.8 million during the quarter ended September 30, 2000 from approximately $124,000 during the same period in 1999. Consulting fees increased to approximately $9.2 million during the nine months ending September 30, 2000 from approximately $440,000 during the same period in 1999. The Company continues to invest substantial resources in research and development, but expects research and development expense to decline in the near term. The Company intends to aggressively hire in research and development moving forward, but expects increases in personnel related costs to be offset by decreases in consulting fees in the fourth quarter of 2000.

In-Process Research and Development Expense

In-process research and development expense was approximately $8.3 million for the nine months ending September 30, 2000. The Company recorded this expense in the second quarter of 2000 related to its acquisition of the SAI/Rodeo Companies on May 31, 2000.

Sales and Marketing Expense, Exclusive of Noncash Expense

Sales and marketing expenses increased 122.5% to $9.3 million, or 68.8% of total revenues, during the quarter ended September 30, 2000 from $4.2 million, or 47.9% of total revenues, during the same period in 1999. Sales and marketing expenses increased 121.9% to $24.4 million, or 79.7% of total revenues, during the nine months ending September 30, 2000 from $11.0 million, or 35.0% of total revenues, during the same period in 1999. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of the Company's e-commerce products. The Company expects a significant increase in sales and marketing expense in the near term, due in large part to fourth quarter advertising commitments.

General and Administrative Expense, Exclusive of Noncash Expense

General and administrative expenses increased 176.8% to $4.2 million during the quarter ending September 30, 2000, or 30.8% of total revenue from $1.5 million, or 17.2% of total revenues, during the same period in 1999. General and administrative expenses increased 93.8% to $9.2 million, or 29.9% of total revenues, during the nine months ending September 30, 2000 from $4.7 million, or 15.0% of total revenues, during the same period in 1999. The increase in general and administrative expense was primarily attributable to increases in personnel related costs and an additional bad debt expense for a specifically identified accounts receivable of $2.0 million in the third quarter of 2000.

Depreciation and Amortization Expense

Depreciation and amortization increased to $2.9 million in the period ended September 30, 2000 from $967,000 in the same period in 1999. Depreciation and amortization increased to $5.2 million in the nine months ending September 30, 2000 from $2.8 million in the same period in 1999. The increases in both comparable periods is primarily the result of the Company's amortization of its intangible assets associated with acquisitions completed in the second quarter of 2000.

Noncash Research and Development Expense

Noncash research and development expenses of approximately $826,000 were recognized during the first quarter of 2000. The expenses resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company' common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The value of the warrants earned approximated $826,000 and was computed using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of common stock were forfeited. Warrants to purchase 33,334 shares remain outstanding at September 30, 2000 and expire in the first quarter of 2003.

Noncash Sales and Marketing Expense

During the three and nine months ended September 30, 2000, noncash sales and marketing expenses of approximately $2.0 million and $5.8 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company, during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, some of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from nine months to five years.

Noncash General and Administrative Expense

Noncash general and administrative expenses increased to approximately $375,000, or 2.8% of total revenues, during the third quarter of 2000, from $42,000, or 0.5% of total revenues, during the same period in 1999. Noncash general and administrative expenses increased to $1.9 million, or 6.0% of total revenues, during the nine months ended September 30, 2000 from $126,000, or 0.4% of total revenues, during the same period in 1999. The increases in both the quarter and the nine months ending September 30, 2000 were primarily attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vest over four years. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options ($5.4 million) as deferred compensation. The Company recognized compensation expense related to this arrangement of approximately $288,000 and $1.7 million, respectively, in the quarter and nine months ended September 30, 2000. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $226,000 was recorded related to this grant and compensation expense of approximately $45,000 was recognized. Forty percent of these options will be fully vested on June 13, 2001 and the remainder will vest quarterly through July 30, 2001.

Interest Income

Interest income increased to $3.3 million in the third quarter of 2000, or 24.4% of total revenues from $82,000, or 0.9% of total revenues, in the same period of 1999. Interest income increased to $7.9 million during the nine months ended September 30, 2000, or 25.7% of total revenues, from $310,000, or 1.0% of total revenues, in the same period in 1999. The increase in interest income was due to higher levels of cash available for investment, a direct result of the Company's follow-on offering in March 2000. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense

Interest expense increased 205.3% to $58,000 in the third quarter of 2000 from $19,000 during the same period in 1999. Interest expense increased 1,717.1% to $1.3 million during the nine months ended September 30, 2000 from $70,000 during the same period in 1999. The increase for the nine months ended September 30, 2000 is primarily due to higher levels of debt in the first quarter of 2000 as compared to 1999. This was primarily the result of an interim funding of $7.0 million received in December 1999. As part of the interim funding agreement, the Company issued warrants valued at approximately $982,000 using the Black-Scholes option pricing model as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000. As a result, the entire value of the warrants was amortized in the period ending March 31, 2000.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarter and nine months ended September 30, 2000 and 1999, respectively.

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

Cash used in operating activities was approximately $31.2 million during the nine months ended September 30, 2000. The cash used was primarily attributable to the Company's net loss and to increases in accounts receivable and prepaid and other current assets, offset by noncash items and increases in accounts payable and accrued liabilities, and deferred revenue. Cash used in operating activities was approximately $8.4 million during the nine months ended September 30, 1999. This was primarily attributable to the Company's net loss and increases in accounts receivable and prepaid and other current assets, and decreases in deferred revenue.

Cash used for investing activities was approximately $86.7 million during the nine months ended September 30, 2000. The cash was used for acquisitions, purchases of investments in strategic partners, marketable securities, and property and equipment. The cash used for investing activities was partially offset by proceeds related to the sale of ERP assets of approximately $1.9 million. Cash used for investing activities was approximately $2.7 million during the nine month period ended September 30, 1999. Cash was used primarily to purchase property and equipment during this period.

Cash provided by financing activities was approximately $245.0 million during the nine month period ended September 30, 2000, and the cash provided by financing activities was approximately $2.3 million during the nine months ended September 30, 1999. The cash provided by financing activities during the period ended September 30, 2000 was primarily attributable to proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million and the issuance of long-term debt of $5.0 million, which was partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

On October 18, 1999, the Company sold its human resources and financial software business to Geac Computer Systems, Inc. and Geac Canada Limited. The Company received approximately $13.5 million in proceeds. A gain of $9.4 million was recorded in 1999, with an additional gain of approximately $547,000 recorded in the second quarter of 2000, following the escrow settlement.

The Company had net operating loss carryforwards of approximately $70.6 million at September 30, 2000, which will expire at various dates through 2019. The Company established a valuation allowance equal to the net operating losses and all other deferred tax assets. The Company will record the income tax benefits from these deferred tax assets when it becomes more likely than not they will be realized, which will reduce the Company's effective tax rate in future periods.
Section 382 of the Internal Revenue Code may limit the Company's ability to benefit from certain net operating loss carryforwards, because the Company had an ownership change of more than 50%, as defined in Section 382. The Company may not realize certain net operating loss carryforwards in future years due to this limitation.

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

During 1999, the Company entered into a reseller agreement that allows the reseller to license its products in a certain territory. The Company will receive royalty amounts from the reseller if certain minimum revenue requirements are met by the reseller. The Company will recognize these license fees as the products are licensed to end users. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of the Company's common stock if certain revenue targets are met. The Company will record the issuance of the warrants at the time they are earned by the reseller based on the fair value of the warrant on the date they are earned. During the first nine months of 2000, the reseller did not license any of the Company's products. Accordingly, no warrants were granted related to the reseller agreement.

New Accounting Pronouncements

  In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 will be effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities, or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the results of operations or financial position from Statements No. 133 or No. 138.

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

  Our future performance will depend in part on successfully developing, introducing and gaining market acceptance of our product suite, which is designed to automate the procurement and management of operating resources. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software business to Geac Computer Systems, Inc. and Geac Canada Limited. Our financial and human resources software business had historically been our primary business. We began marketing our Clarus eProcurement solution in the second quarter of 1998. We added Clarus eMarket and Clarus Auctions to our product line in the second quarter of 2000, and introduced Clarus Settlement in the third quarter of 2000. If we do not successfully implement our business-to-business e-commerce growth strategy, our business will suffer materially and adversely.

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

  We offer a zero capital subscription-based payment method to our customers. This model is unproven and represents a significant departure from the fee-based software licensing strategies that we and our competitors have traditionally employed. If we do not successfully develop and support our zero capital subscription-based model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially. As of September 30, 2000, we have signed several customers to this zero capital subscription-based payment method but revenue associated with these customers in the third quarter of 2000 was immaterial.

We may not generate the substantial additional revenues necessary to become profitable and anticipate that we will continue to incur losses.

  We have incurred significant net losses in each year since our formation, primarily related to our former enterprise resource planning business. In addition, we have incurred significant costs to develop our e-commerce technology and products, and to recruit and train personnel. We believe our success is contingent upon increasing our customer base and investing in further development of our products and services. This will require significant expenditures in research and development, sales and marketing, services, and to a lesser extent support infrastructure. As a result, we will need to generate significant revenues to achieve and maintain profitability in the future. Although our revenue has grown in recent quarters, we cannot be certain that such growth will continue or that we will achieve sufficient revenues for profitability.

As we expand our international sales and marketing activities and international operations, our business will be more susceptible to numerous risks associated with international operations.

  To be successful, we believe we must expand our international operations and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. We are subject to a number of risks associated with international business activities. These risks generally include:

  .  currency exchange rate fluctuations;
  .  seasonal fluctuations in purchasing patterns;
  .  unexpected changes in regulatory requirements;
  .  tariffs, export controls and other trade barriers;
  . longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
  .  difficulties in managing and staffing international operations;
  . potentially adverse tax consequences, including restrictions on the repatriation of earnings;
  . increased transactions costs related to sales transactions conducted outside the U.S.;
  . reduced protection of intellectual property rights and increased risk of piracy;
  . challenges retaining and maintaining strategic relationships with customers and business alliances in international markets;
  . foreign laws and courts may govern many of the agreements with customers and resellers;
  . difficulties in maintaining knowledgeable sales representatives in other countries outside the U.S.;
  .  adequacy of local infrastructures outside the U.S.;
  .  differing technology standards;
  .  uncertain demand for electronic commerce;
  .  linguistic and cultural differences;
  . the burdens of complying with a wide variety of foreign laws; and . political, social, and economic instability.

We have limited experience in marketing, selling and supporting our products and services in foreign countries. We do not have experience developing foreign language versions of our products.

  We intend to expand the geographic scope of our customer base and operations. We opened our first international sales office in the United Kingdom during the first quarter of 2000 and acquired the SAI/Rodeo companies, which have significant operations in Ireland in the second quarter of 2000. We have limited experience in managing geographically disbursed operations and in operating in Ireland.

  Significant fluctuations in our quarterly and annual operating results may adversely affect the market price of our common stock.

  We believe that our quarterly and annual operating results are likely to fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, the market price of our common stock could decrease substantially.

  Recently, when the market price of a security has been volatile, holders of that security have often instituted securities class action lawsuits against the company that issued the security. We have been the subject of such lawsuits. These lawsuits divert the time and attention of our management and an adverse judgment could cause our financial condition or operating results to suffer.

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

  We are increasing our investment in all areas, including research and development, sales and marketing, services, and to a lesser extent support infrastructure, based upon our expectations of future revenue growth. These expenditures are relatively fixed in the short term. If our revenues fall below expectations and we are not able to quickly reduce spending in response, our operating results for that quarter and future periods may be harmed.

  We may incur costs and liabilities related to potential or pending litigation.

  In a number of lawsuits filed against us in October and November 2000, our company and several of our officers have been named as defendants in a number of securities class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in certain periods beginning on October 20, 1999 and through October 25, 2000. The complaints allege, among other things, that violations of Section 10(b) and
(20)a of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, with respect to alleged material misrepresentations and omissions made in public filings made with the Securities and Exchange Commission and certain press releases and other public statements. The plaintiffs seek unspecified damages and costs. These lawsuits divert the time and attention of management and an adverse judgment could cause our financial condition or operating results to suffer.

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

We rely on strategic selling relationships with our partners.

  We have established strategic selling relationships with a number of outside companies. Some of these companies have made significant revenue commitments to us as part of these relationships. While we do not reflect these commitments in our financial statements, this information is included in "backlog" information we share with market analysts and investors. Some of these strategic selling partners may not have the ability to meet there financial commitments to us, if they are not able to generate a sufficient level of sales to meet these commitments.

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

Clarus eProcurement and Clarus eMarket may perform inadequately in a high volume environment.

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

Financial impact of acquisition

  The accounting treatment for our acquisition of the SAI/Rodeo Companies negatively impacted our results of operations in the second quarter of 2000. We recognized a write-off of acquired in-process research and amortization expense related to our second quarter of 2000 acquisition. Amortization of this acquisition will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to develop technology and in-process research and development in the acquisition involve valuation estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profits, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If the in-process research and development product is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired.

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

Investments in strategic partners

  We have made several financial investments in strategic partners. These companies are primarily early-stage enterprises with limited operated histories. If these partners are unsuccessful in executing their business plans, we may experience losses on these investments, which would negatively impact our operating results.

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

  As a result of customer demand, it is possible that Clarus eProcurement and Clarus eMarket will be required to incorporate additional encryption technology. The United States government regulates the exportation of this technology. Export regulations, either in their current form or as they may be subsequently enacted, may further limit the levels of encryption or authentication technology that we are able to use in our software and our ability to distribute our products outside the United States. Any revocation or modification of our export authority, unlawful exportation or use of our software or adoption of new legislation or regulations relating to exportation or use of software and encryption technology could materially and adversely affect our sales prospects and, potentially, our business, financial condition and operating results as a whole.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion concerning the Company's market risk involves forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates, interest rates and investment values. The Company currently does not use derivative financial instruments to hedge these risks or for trading purposes.

Foreign Currency Risk

Substantially all of the revenue recognized to date by the Company has been denominated in U.S. dollars, including sales made internationally. As a result a strengthening of the U.S. dollar could make the Company's products less competitive in foreign markets. In addition, the Company has foreign subsidiaries which subject the Company to risks associated with foreign currency exchange rates and weak economic conditions in these foreign markets.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing activities. The primary objective of the Company's investment activities to manage interest rate exposure is to invest in short-term, highly liquid investments. As a result of this strategy, the Company believes that there is no material risk exposure. The Company's investments are carried at market value, which approximates cost.

Investments

The Company has made nine equity investments of $14.7 million as of September 30, 2000. These investments are being valued at their original cost and are accounted for under the cost basis of accounting. These investments are primarily in early stage companies and are subject to significant risk due to the limited operating history of these companies.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     We are a party to lawsuits in the normal course of our business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of one or more of the following lawsuits could adversely affect our business, results of operations, or financial condition.

     Following our public announcement on October 25, 2000, of our financial results for the third quarter, we and certain of our directors and officers were named as defendants in at least eight putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The following is a list of those cases known to us at this time are as follows: named representative plaintiffs and case numbers: Joseph Razzano v. Clarus Corporation et al., Case No. 1:00-CV-2885; John Nittolo v. Clarus Corporation et al., Case No. 1:00-CV-2853; Gregory Jackson v. Clarus Corporation et al., Case No. 1:00-CV-2841; George Inzlicht v. Clarus Corporation et al., Case No. 1:00-CV-2872; Edio Lewis v. Clarus Corporation et al., Case No. 1:00-CV-2846; Chad Terefenko v. Clarus Corporation et al., Case No. 1:00-CV-2884; Andrew Schonzeit
v. Clarus Corporation et al., Case No. 1:00-CV-[not available at this time]; and Gary W. Parnes v. Clarus Corporation et al., Case No. 1:00-CV-2942. We have received notice that other similar suits have been or may be filed.

 The various class action complaints allege claims against us and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by us and certain of our officers relating to our business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of our common stock was artificially inflated during the class periods. The class action complaints focus on statements made concerning an account receivable from one of our customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. We believe that we have complied with our obligations under the Federal securities laws and we intend to defend these lawsuits vigorously.

Item 6.  Exhibits and Reports on Form 8-K

 (a)  Exhibits

      27.1  Financial Data Schedule

 (b) Reports on Form 8-K

   On August 14, 2000, the Company filed a current report on Form 8-K/A to report certain historical financial and pro forma financial information in connection with the Company's acquisition of all of the outstanding stock of SAI (Ireland) Limited, SAI Recruiting Limited, i2Mobile.com Limited and SAI America Limited pursuant to a Stock Purchase Agreement dated May 31, 2000.


                                   SIGNATURE

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                               CLARUS CORPORATION

Date:  November 14, 2000                         /s/ Mark D. Gagne
                                               ------------------------------
                                               Chief Operating Officer and
                                               Chief Financial Officer