Form 10-K
period 2000-12-31
CLARUS CORP
filed 2001-03-21
CIK 913277

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to ____________

                        Commission file number 0-24277

                              Clarus Corporation
            (Exact name of Registrant as specified in its Charter)

               Delaware                             58-1972600
       (State of Incorporation)        (R.S. Employer Identification No.)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 13, 2001 was approximately $101.8 million based on $6.75 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

     The number of shares of the Registrant's common stock outstanding at March 13, 2001, was 15,508,333 shares.

                      DOCUMENT INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2000 fiscal year end are incorporated by reference into Part III of this report.

                              TABLE OF CONTENTS


                                                                                                                     PAGE
                                                                                                                     ----
PART I
ITEM 1.   BUSINESS..................................................................................................     1
ITEM 2.   PROPERTIES................................................................................................    15
ITEM 3.   LEGAL PROCEEDINGS.........................................................................................    15
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................    15

PART II
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................................    16
ITEM 6.   SELECTED FINANCIAL DATA...................................................................................    17
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................    18
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK................................................    30
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA................................................................    31
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......................    57

PART III
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................................................    58
ITEM 11.  EXECUTIVE COMPENSATION....................................................................................    58
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................................    58
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................................    58

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...........................................    58

SIGNATURES..........................................................................................................    61

                                    PART I

ITEM 1.  BUSINESS

Overview

   We develop, market, and support Internet-based business-to-business (B2B) e-commerce solutions targeted for large to mid-size enterprises (LME) that automate the procurement, sourcing, and settlement of goods and services. Our software helps organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and helps to maximize procurement economies of scale. Our digital marketplace solution provides a framework that allows companies to create trading communities and additional revenue opportunities. Our solutions also benefit suppliers by reducing sales costs and providing the opportunity to increase revenues. Our products have been licensed by customers such as Comcast Corporation, Burlington Northern Santa Fe Railroad, Gjensidige NOR, Mastercard International, MetLife, Parsons Brinckerhoff, Sumurfit and Stone, and Wachovia Operational Services Corporation.

   Our Internet-based business-to-business e-commerce solutions are significantly different than the client/server financial software applications that were the basis of our initial operations. There have been several milestones in the evolution of our business since our incorporation in Delaware in 1991. Those milestones include:

     . Initial public offering. On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares of common stock at $10.00 per share resulting in net proceeds to us of approximately $22.0 million.

     . ELEKOM acquisition. On November 6, 1998, we acquired ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares of our common stock. ELEKOM developed a software program that provided electronic corporate procurement capabilities to its clients.

     . Sale of our Financial and Human Resources Software Business. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software ("ERP") business to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale we received approximately $13.9 million. Approximately $2.9 million of the purchase price was placed in escrow and was subsequently settled during 2000.

     . Follow-on public offering. On March 10, 2000, we sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to us of approximately $244.4 million.

     . iSold.com acquisition. On April 28, 2000, we acquired all the capital stock of iSold.com, Inc. ("iSold") for approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 is due in April 2001. iSold developed a software program that provided auctioning capabilities to its clients.

     . SAI/Redeo Companies acquisition. On May 31, 2000, we acquired all the outstanding stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement software.

    In December 2000, we announced our business strategy of targeting large to mid-size enterprises. In support of this strategy, we also announced an expanded business model that would support a wider range of software licensing arrangements. As part of this business model expansion, we intend to move from a traditional up-front license fee revenue model to a ratable revenue recognition model, as is required in subscription-based licensing agreements. As a result, we believe that our future financial results may not be comparable to our historic financial results.

Our Solution

   We are a leading provider of Internet-based business-to-business e-commerce applications targeted for the large to mid-size enterprise (LME) market that automate the procurement, sourcing and settlement of goods and services. Our solution includes frameworks to manage corporate procurement and enable digital marketplaces. Key elements of our solution include the following:

     . Our Procurement Solution. We offer a procurement solution for our customers from sourcing to procurement to payment settlement. Our solutions are designed to address the distinct business needs of corporate procurement and digital marketplaces. Our solutions also include critical capabilities such as online analytics, content and catalog management, supplier enablement, and training and implementation services. We have also established strategic partnerships to offer complimentary solutions such as business process consulting, system integration, content management and hosting services.

     . Rapid Deployment/Speed to Return on Investment (ROI). We have demonstrated the rapid deployment capabilities of our e-commerce solutions. We offer added value by quickly getting our solutions in production and ready to process transactions so that our customers can quickly begin to realize a payback on their investment in our solution. Delivering solutions that can be deployed rapidly is a fundamental tenet of our solution strategy. We also work with our strategic partners to offer differentiated bundled software and services solutions to extend the rapid deployment advantage even further for our customers.

     . Flexible Business Model. Our business model provides flexible business terms for our customers including traditional software license agreements and subscription-based programs. Our business model is not based on transaction fees or revenue sharing. Our flexible business model allows companies to realize a more rapid return on their investment by decreasing their up-front software expenditures. In addition, we have developed partnerships with application service providers who offer our customers a hosted software alternative to an on-site implementation. By leveraging these partnerships, customers can more rapidly and cost effectively deploy our solution while outsourcing the ongoing management and operation of our software.

     . Open Architecture. We offer a solution that is based on an open architecture and leverages leading electronic commerce technologies and industry standards such as Microsoft's .NET e-commerce platform and XML. Our open architecture allows for flexibility, open catalog content management, scalability, ease of administration, lower infrastructure costs and rapid deployment.

Our Strategy and Products

    Our objective is to be a leading global provider of business-to-business e-commerce applications that automate the sourcing, procurement and payment settlement of goods and services targeted for the LME market.

    The key elements of our strategy are to:

  .  Focus on the large to mid-size enterprise (LME) market;
  . Market and sell three e-commerce platforms: sourcing, procurement and settlement;
  .  Execute a multi-channel sales strategy;
  . Leverage our business model for market penetration; and . Expand our international operations.


  . Intensive focus on the large to mid-size enterprise market. We define the LME market to be companies with revenues of $250 million to $5 billion. While our solution has been successfully implemented in companies outside this revenue range, we believe that our rapid deployment capabilities, bundled solution offering, and flexible business model are best suited for the LME market.

     We believe that the LME market will be attracted to packaged "turnkey" solutions with known, reasonable deployment costs and infrastructure impact. We believe the LME market also desires a total procurement solution, which includes sourcing, procurement, and payment settlement.

     We believe that the combination of our application suite, optimization of the Microsoft platform, and rapid deployment architecture is well suited to meet the needs of the LME market.

  .  Market and sell three e-commerce platforms.

     Procurement:  We provide two options for electronic procurement: corporate
     ------------
     e-procurement and a digital marketplace framework. Our corporate e-procurement product, Clarus eProcurement, is designed to provide Internet-based procurement of goods and services, and includes capabilities such as requisitioning, workflow, order management, and analytics. Our digital marketplace framework, Clarus eMarket, allows multiple buyer and supplier organizations to interact in a personalized trading environment. Clarus eMarket is designed for both private and public exchanges. Our procurement platforms accounted for 70.2% and 66.0% of our total license fee revenue in 2000 and 1999, respectively.

     Settlement:  Clarus Settlement is designed to deliver a number of Internet-
     -----------
     based settlement capabilities including net "market-maker" fee processing, buyer settlement, seller settlement, and reconciliation. Our settlement solution may be deployed either independently or as a component of our procurement solution.

     Sourcing:  We provide a sourcing solution that provides commerce
     ---------
     capabilities such as auctions, weight-based request for quotations, and collaboration.

  . Execute a multi-channel sales strategy. We believe that a key to market penetration in the LME space is a multi-channel sales strategy and organization. Therefore, we continue to expand both our direct and indirect sales forces with geographic and industry focus.

  . Leverage our business model for market penetration. Our business supports a multi-channel sales strategy that is designed with the needs of the LME market. These solutions bundle software, services, support, implementation, training and integration, and are made available through a range of flexible purchase options spanning from perpetual licenses to subscriptions.

  Expand our international operations. We believe a market for our solution exists outside the United States. We expanded our operations internationally in 2000 with the opening of a branch office in the United Kingdom, and through the acquisition of SAI/Redeo Companies, an organization with operations in Ireland. In 2000, 79.4% of our business was derived from U.S.-based companies. The remainder of the Company's 2000 revenue was derived from international markets, none of which exceeded 10% in any one country. In 1999 and 1998, substantially all of our revenue was from U.S.-based companies.

Client Services

     Our client services organization provides our customers and strategic partners with implementation services, training and technical support. This organization educates our customers and strategic partners on the strategy, methodology and functionality of our products and implements our solution, on average, within three to six months. We typically offer our implementation services to customers on a time and materials basis. We also offer several packaged service offerings designed to provide lower-risk, cost-efficient implementations for customers. Additionally, we have developed relationships with systems integrators to augment the implementation efforts provided by our client services organization.

     We have dedicated personnel within our client services organization to support our solution once implemented. We generally enter into a maintenance contract with our customers, which are renewable on an annual basis.

Strategic Alliances and Relationships

     To ensure that we deliver a comprehensive solution to our customers, we continue to establish and develop strategic relationships with systems integrators, resellers, OEMs and other complementary technology partners. These relationships further our strategy of rapidly deploying our business-to-business e-commerce solutions to the LME market.

     We have developed relationships with regional, national and international systems integrators such as Deloitte & Touche and Compaq Solutions. These systems integrators implement our products and often assist us with sales lead generation. We continue to certify and train consultants and business development professionals in these organizations. We expect that these partners will represent an increased percentage of our implementation services in the future.

     We also have developed relationships with selected resellers such as Compaq, VerticalNet and Epicor. By acting as a global sales and delivery channel, we believe these resellers will accelerate the use and deployment of our solution by distributing our applications to a broad range of organizations.

     Microsoft continues to be a key strategic partner for us. We engage with Microsoft in joint marketing, selling, and product strategy at both a corporate and a field level. During 2000, Clarus eMarket was named the Microsoft(R) Global e-Commerce Solution of the Year for its advanced designed and technology optimization on Microsoft's .Net platform. We continue to design, develop, deliver, and optimize all of our solutions exclusively for the Microsoft platform.

Sales and Marketing

   We sell our software and services through our direct sales force and a growing number of indirect channels. Our direct sales force, consisting of 47 sales professionals as of December 31, 2000, is organized geographically into two regions: the Americas and Europe, Middle East and Africa (EMEA) regions, each of which operates under the direction of a general manager. Our sales professionals receive a base salary and earn commissions based on achieving quarterly and annual sales goals. We have also developed indirect channels to accelerate market adoption of our solution. These indirect channels include partnerships with application service providers, systems integrators, resellers and other partners. International channel resellers have also been established to extend our global sales operations in EMEA, Asia Pacific, and Latin America. The sales cycle for our business-to-business e-commerce products typically averages four to nine months.

   We have designed our marketing strategy to position us as a leading global provider of Internet-based business-to-business e-commerce applications for large to mid-size enterprises. In support of our strategy, we engage in a full range of marketing programs focused on creating awareness and generating qualified leads. These programs include developing and maintaining alliances with business partners such as Microsoft, Compaq, Deloitte & Touche, marchFIRST and VerticalNet. We participate in industry trade shows and seminars, use telemarketing campaigns, advertise in major periodicals and business publications, and conduct direct mail campaigns. We hosted an executive business-to-business e-commerce conference, eC Leadership, in June 2000, and have a similar event planned for May 2001. In addition, we maintain a web site, www.claruscorp.com, which is integrated with our sales, marketing, recruiting and fulfillment operations.

Competition

   The market for our products is highly competitive and subject to rapid technological change. In targeting the large to mid-size enterprise market, we believe we are able to differentiate our solutions from corporate electronic procurement and digital marketplace providers such as Ariba and Commerce One. We also anticipate competition from some of the large enterprise resource planning software vendors, such as Oracle and SAP.

   The principal competitive factors affecting our market include having a significant base of referenceable, production customers, breadth and depth of solution, a critical mass of buyers and suppliers, product quality and performance, customer service, architecture, product features, the ability to implement, and value of the overall solution. We believe our solution competes favorably with respect to these factors.

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

   Our research and development expenditures were approximately $21.9 million, $9.0 million and $6.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, during 2000, we incurred $424,000 of noncash research and development expenses related to warrants issued to a third party to develop certain software. Substantially all of our research and development expenditures in 1998 were related to our enterprise resource planning business that we sold to Geac Computer

Systems, Inc. and Geac Canada Limited in October 1999. The majority of our research and development expenditures in 2000 and 1999 were related to our e-commerce products.

   As of December 31, 2000, we employed 106 research and development personnel. We have from time to time supplemented, and plan to continue to supplement, our research and development organization through outside contractors and consultants when necessary.

Proprietary Rights and Licensing

   Our success depends significantly on our internally developed intellectual property and intellectual property licensed from others. We rely primarily on a combination of copyright, trademark and trade secret laws, as well as confidentiality procedures and license arrangements to establish and protect our proprietary rights in our software products.

   Existing patent, trade secret and copyright laws afford only limited protection of our proprietary rights. We have applied for registration for certain trademarks and will continue to evaluate the registration of copyrights and additional trademarks as appropriate. Because of the rapid pace of technological change in the software industry, we believe that the intellectual property protection of our products is a less significant factor in our success than the knowledge, abilities and experience of our employees, the frequency of our product enhancements, the effectiveness of our marketing activities and the timeliness and quality of our support services.

   We enter into license agreements with each of our customers. Each of our license agreements provides for the customer's non-exclusive right to use the object code version of our products. Our license agreements prohibit the customer from disclosing to third parties or reverse engineering our products and disclosing our other confidential information.

Employees

     Our employees are based in the United States, Canada, the United Kingdom,
and Ireland.   As of December 31, 2000, we had a total of 425 employees,
including 121 in client services, 47 in sales, 44 in business development, 41 in marketing, 106 in research and development and 66 in finance and administration.

     None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be excellent.

Risk Factors

     In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

We may not effectively implement our business strategy.

     Our future performance will depend in part on successfully developing, introducing and gaining market acceptance of our products. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software business to Geac Computer Systems, Inc. and Geac Canada Limited. Our financial and human resources software business had historically been our primary business. We began marketing our Clarus eProcurement solution in the second quarter of 1998. We added Clarus eMarket and Clarus Auctions to our product line in the second quarter of 2000, and introduced Clarus Settlement in the third quarter of 2000. If we do not successfully implement our business-to-business e-commerce growth strategy, our business will suffer materially and adversely. Our focus as an organization is on the large to mid-size enterprise
(LME) market. While we anticipate that this market is increasingly more receptive to purchasing our solutions, we cannot be sure of the adoption rate. The actual rate may be slower or less than our expectations, which would materially and adversely affect our business, results of operations and financial condition.

We may not be able to maintain referenceable accounts.

     The implementation of our product suite by buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our product suite will depend on using our existing customers as referenceable accounts. As a result, our operating resource solutions may not achieve significant market acceptance.

We expect our product line to appeal to early-stage companies, which expose us to higher than normal credit risk.

     Our product line supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. As a result of this functionality many early-stage businesses, in addition to many companies with traditional business models, are interested in acquiring our products. Many early-stage companies acquire their funding periodically based upon investor's perception of their progress and likelihood of success. Typically, they do not have internal operations sufficient to generate cash, which would guarantee their ongoing viability. While we evaluate all potential customers' ability to pay, if an increasing number of our customers fail in their operations and are unable to continue to pay amounts due under our license agreement, we will experience material and adverse financial losses related to these sales.

If our subscription-based model is unsuccessful, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

     We offer a subscription-based payment method to our customers. This model is unproven and represents a significant departure from the fee-based software licensing strategies that our competitors and we have traditionally employed. If we do not successfully develop and support our subscription-based model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially. As of December 31, 2000, we have signed several customers to subscription-based payment arrangements. Revenue associated with these customers in 2000 was immaterial.

We may not generate the substantial additional revenues necessary to become profitable and anticipate that we will continue to incur losses.

     We have incurred significant net losses in each year since our formation. In addition, we have incurred significant costs to develop our e-commerce technology and products, and to recruit and train personnel. We believe our success is contingent upon increasing our customer base and investing in further development of our products and services. This will require significant expenditures in research and development, sales and marketing, services, and support infrastructure. As a result, we will need to generate significant revenues to achieve and maintain profitability in the future. We cannot be certain that we will ever achieve such growth in the future.

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

     . challenges of retaining and maintaining strategic relationships with customers and business alliances in international markets;

     . foreign laws and courts may govern many of the agreements with customers and resellers;

     . difficulties in maintaining knowledgeable sales representatives in countries outside the U.S.;

     .    adequacy of local infrastructures outside the U.S.;

     . differing technology standards, translations, and localization standards;

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

     We intend to expand the geographic scope of our customer base and operations. We opened our first international sales office in the United Kingdom during the first quarter of 2000 and acquired the SAI/Redeo companies, which have significant operations in Ireland, in the second quarter of 2000. We have limited experience in managing geographically dispersed operations and in operating in Ireland and the United Kingdom.

Our quarterly operations are volatile and difficult to predict. If we fail to meet the expectations of public market analysts or investors, the market price of our common stock may decrease significantly.

     We believe that our quarterly and annual operating results will fluctuate significantly in the future, and our results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, the market price of our common stock could decrease substantially. Recently, when the market price of a security has been volatile, holders of that security have often instituted securities class action lawsuits against the company that issued the security. We have been the subject of such lawsuits. These lawsuits divert the time and attention of our management and an adverse judgment could cause our financial condition or operating results to suffer.

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

     .    bad debt write-offs;

     .    impairment of strategic investments;

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

     Our quarterly revenues are especially subject to fluctuation because they can depend on the sale of relatively large orders for our products and related services. As a result, our quarterly operating results may fluctuate significantly if we are unable to complete one or more substantial sales in a given quarter.

     Recently, we announced our strategy to serve the large and mid-sized enterprise market that emphasizes license agreements that require the recognition of revenue over a fixed period of time. In these cases, we recognize revenues on a ratable basis over the life of the contract, which is typically 12 to 36 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. As we emphasize license agreements requiring ratable revenue recognition, the potential for fluctuations in our quarterly results could decrease but our revenues could be lower than expected. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted.

     We are increasing our investment in many areas, including research and development, sales and marketing, services, and support infrastructure, based upon our expectations of future revenue growth. These expenditures are relatively fixed in the short term. If our revenues fall below expectations and we are not able to quickly reduce spending in response, our operating results for that quarter and future periods may be harmed.

We may incur costs and liabilities related to potential or pending litigation.

     In a number of lawsuits filed against us in the fourth quarter of 2000, our company and several of our officers have been named as defendants in a number of securities class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in certain periods beginning on October 20, 1999 and through October 25, 2000. The complaints allege, among other things, that violations of Section 10(b) and
(20)a of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, with respect to alleged material misrepresentations and omissions made in public filings made with the Securities and Exchange Commission and certain press releases and other public statements. The plaintiffs seek unspecified damages and costs. These lawsuits divert the time and attention of management and an adverse judgment could cause our financial condition or operating results to suffer.

Competition from other electronic procurement providers may reduce demand for our products and cause us to reduce the price of our products.

     The market for Internet-based procurement applications, and e-commerce technology generally, is rapidly evolving and intensely competitive. The intensity of competition has increased and is expected to further increase in the future. We may not compete effectively in our markets. Competitive pressure may result in our reducing the price of our products, which would negatively affect our revenues and operating margins. If we are unable to compete effectively in our markets, our business, results of operations and financial condition would be materially and adversely affected.

     In targeting the e-commerce market, we must compete with electronic procurement providers such as Ariba and Commerce One. We also encounter competition with respect to different aspects of our solution from companies such as Concur Technologies, Extensity, Intelisys, VerticalNet, PurchasePro, FreeMarkets, and i2. We also anticipate competition from some of the large enterprise software developers, such as Oracle, PeopleSoft and SAP.

     In addition, because there are relatively low barriers to entry in the business-to-business exchange market, we expect additional competition from other established and emerging companies, particularly if they acquire one of our competitors.

     Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

     We may not be able to compete successfully against our current and future competitors.

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

     We rely, and expect to continue to rely, on a number of third-party application service providers to host our solutions. If we are unable to establish and maintain effective, long-term relationships with our application service providers, or if these providers do not meet our customers' needs or expectations, our business would be seriously harmed. In addition, we lose a significant amount of control over our solution when we engage application service providers, and we cannot adequately control the level and quality of their service. By relying on third-party application service providers, we are wholly reliant on their information technology infrastructure, including the maintenance of their computers and communication equipment. An unexpected natural disaster or failure or disruption of an application service provider's infrastructure would have a material adverse effect on our business.

     We rely exclusively on one third-party content services provider to provide catalog aggregation and management services to our customers, as part of our procurement solution. If we are unable to maintain an effective, long-term relationship with our content services provider, or if their services do not meet our customers' needs or expectations, our business could be seriously harmed.

     If the demand for our solutions continues to increase, we will need to develop relationships with additional third-party service providers to provide these types of services. Our competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than ours.

     Many of our strategic partners have multiple strategic relationships, and they may not regard us as important to their businesses. In addition, our strategic partners may terminate their relationships with us, pursue other partnerships or relationships or attempt to develop or acquire products or services that compete with our solutions. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships. A significant number of our Clarus eProcurement and Clarus eMarket customers have been retained through referrals from Microsoft, but Microsoft is not obligated to refer any potential customers to us, and it has entered into strategic relationships with other providers of electronic procurement applications.

Our stock price is highly volatile.

     Our stock price has fluctuated dramatically. The market price of the common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

     .    Variations in our quarterly operating results;

     . Announcements that our revenue or income are below analysts' expectations;

     . Changes in analysts' estimates of our performance or industry performance;

     .    Changes in market valuations of similar companies;

     .    Sales of large blocks of our common stock;

     . Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     . Loss of a major customer or failure to complete significant license transactions;

     .    Additions or departures of key personnel; and

     . Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

We rely on strategic selling relationships with our partners.

     We have established strategic selling relationships with a number of outside companies. Some of these companies have made significant revenue commitments to us as part of these relationships. While we do not reflect these commitments in our financial statements, this information is included in "backlog" information we share with market analysts and investors. Some of these strategic selling partners may not have the ability to meet their financial commitments to us, if they are not able to generate a sufficient level of sales to meet these commitments.

We expect to depend on our Clarus eProcurement and Clarus eMarket products for a significant portion of our revenues for the foreseeable future.

     We anticipate that revenues from our Clarus eProcurement and Clarus eMarket products and related services will continue to represent a significant portion of our revenues for the foreseeable future. As a result, a decline in the price of, profitability of or demand for our Clarus eProcurement and Clarus eMarket products would seriously harm our business. Our Clarus eMarket solution was introduced in the second quarter of 2000.

Our products may perform inadequately in a high volume environment.

     Any failure by our principal products to perform adequately in a high volume environment could materially and adversely affect the market for these products and our business, results of operations and financial condition. Our products and the third party software and hardware on which it may depend may not operate as designed when deployed in high volume environments.

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

We may not be able to retain the existing employees of acquired companies.

     We made two technology acquisitions in 2000: the SAI/Redeo Companies and iSold.com. In connections with these acquisitions, we acquired products complementary to our procurement solution. We have no experience in providing these types of software products or services. We may not have the industry experience or technical experience to successfully continue development, marketing and support of these technologies without the continued involvement of these existing employees. The accounting treatment of our acquisition of the SAI/Redeo Companies negatively impacted our results of operations.

     The accounting treatment for our acquisition of the SAI/Redeo Companies negatively impacted our results of operations in the second quarter of 2000. We recognized a write-off of acquired in-process research and development and amortization expense related to this acquisition. Amortization of this acquisition will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to develop technology and in-process research and development in the acquisition involved valuation estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profits, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If the in-process research and development product is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired.

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

     Competition for qualified personnel is intense, and we may fail to retain our key employees or to attract or retain other highly qualified personnel. In particular, there is a shortage of, and significant competition for, research and development and sales personnel. Even if we are able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity. If we are unable to hire or fail to retain competent personnel, our business, results of operations and financial condition could be materially and adversely affected. We do not maintain key-man life insurance policies on any of our employees.

Illegal use of our proprietary technology could result in substantial litigation costs and divert management resources.

     Our success will depend significantly on internally developed proprietary intellectual property and intellectual property licensed from others. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect our proprietary rights in our products. Existing patent, trade secret and copyright laws provide only limited protection of our proprietary rights. We have applied for registration of our trademarks. We enter into license agreements with our customers that give the customer the non-exclusive right to use the object code version of our products. These license agreements prohibit the customer from disclosing object code to third parties or reverse-engineering our products and disclosing our confidential information. Despite our efforts to protect our products' proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Third parties may also independently develop products similar to ours.

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

     A significant barrier to Internet-based commerce is the secure exchange of valued and confidential information over public networks. Any compromise of our security technology could result in reduced customer and market confidence in our products and in customer or third party claims against us. This could materially and adversely affect our business, financial condition and operating results. Clarus eProcurement and Clarus eMarket rely on encryption technology to provide the security and authentication necessary to protect the exchange of valuable and confidential information. Advances in computer capabilities, discoveries in the field of cryptography or other events or developments may result in a compromise of the encryption methods we employ in Clarus eProcurement and Clarus eMarket to protect transaction data.

Our success depends upon market acceptance of e-commerce as a reliable method for corporate procurement and other commercial transactions.

     Market acceptance of e-commerce, generally, and the Internet specifically, as a forum for corporate procurement is uncertain and subject to a number of risks. The success of our suite of business-to-business e-commerce applications, including Clarus eProcurement and Clarus eMarket, depends upon the development and expansion of the market for Internet-based software applications, in particular e-commerce applications. This market is new and rapidly evolving. Many significant issues relating to commercial use of the Internet, including security, reliability, cost, ease of use, quality of service and government regulation, remain unresolved and could delay or prevent Internet growth. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the demand for our product suite and our overall business, operating results and financial condition will be materially and adversely affected.

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

Losses from our investments in strategic partners could negatively impact our operating results.

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

We are not subject to direct regulation by any government agency, other than under regulations applicable to businesses generally, and few laws or regulations specifically address commerce on the Internet. In view of the increasing use and growth of the Internet, however, the federal government or state governments may adopt laws and regulations covering issues such as user privacy, property ownership, libel, pricing and characteristics and quality of products and services. We could incur substantial costs in complying with these laws and regulations, and the potential exposure to statutory liability for information carried on or disseminated through our application systems could force us to discontinue some, or all of our services. These eventualities could adversely affect our business operating results and financial condition. The adoption of any laws or regulations covering these issues also could slow the growth of e-commerce generally, which would also adversely affect our business, operating results or financial condition. Additionally, one or more states may impose sales tax collection obligations on out-of-state companies that engage in or facilitate e-commerce. The collection of sales tax in connection with e-commerce could impact the growth of e-commerce and could adversely affect sales of our e-commerce products.

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

ITEM 2.   PROPERTIES

  Our corporate headquarters is located in Suwanee, Georgia, where we lease approximately 89,000 square feet. This location houses: client services, strategy and business development, sales and marketing, research and development, and finance and administration. Our Europe, Middle East and Africa ("EMEA") headquarters is in Reading, England, where we lease approximately 13,700 square feet. This location houses: client services, business development, sales and marketing, and finance and administration. We also lease approximately 6,000 square feet in Limerick, Ireland, which is primarily used for development of our Clarus Settlement product and approximately 5,000 square feet in Mississauga, Ontario, which is primarily used for development and customization of our products. We also lease executive suites, primarily for sales offices. We believe our facilities are adequate for future growth.

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

     Following our public announcement on October 25, 2000, of our financial results for the third quarter, we and certain of our directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000.

     The class action complaints allege claims against us and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by us and certain of our officers relating to our business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of our common stock was artificially inflated during the class periods. The class action complaints focus on statements made concerning an account receivable from one of our customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. We believe that we have complied with our obligations under the Federal securities laws and we intend to defend these lawsuits vigorously.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Our common stock has been listed on the Nasdaq National Market since May 26, 1998, the effective date of our initial public offering. On August 28, 1998, we changed our name from SQL Financials International, Inc. to Clarus Corporation. Effective September 2, 1998, we changed our Nasdaq National Market symbol from "SQLF" to "CLRS." Prior to May 26, 1998, there was no established trading market for our common stock. The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

                                                                                                         Closing Sales Price
                                                                                                       ------------------------
                                                                                                           High         Low
                                                                                                       ------------  ----------
Calendar Year 1999
   First Quarter.....................................................................................       $  6.13      $ 3.31
   Second Quarter....................................................................................       $  5.91      $ 4.50
   Third Quarter.....................................................................................       $ 15.44      $ 5.06
   Fourth Quarter....................................................................................       $ 71.00      $ 9.38
Calendar Year 2000
   First Quarter.....................................................................................       $136.00      $54.50
   Second Quarter....................................................................................       $ 68.38      $21.31
   Third Quarter.....................................................................................       $ 63.25      $22.81
   Fourth Quarter....................................................................................       $ 23.75      $ 6.06
Calendar Year 2001
   First Quarter (through March 13, 2001)............................................................       $  9.25      $ 5.09

Stockholders

  As of March 13, 2001, there were 155 holders of record of our common stock.


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

ITEM 6.   SELECTED FINANCIAL DATA

  Our selected financial information set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto. The following statement of operations and balance sheet data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements, which are included in this report.

                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                         2000       1999       1998       1997       1996
                                                                         ----       ----       ----       ----       ----
                                                                              (in thousands, except per share data)
Statement of Operations Data:
-----------------------------
Revenues:
   License fees.....................................................   $ 24,686   $ 15,101   $ 17,372    $13,506    $ 6,425
   Services fees....................................................      9,361     23,041     24,268     12,482      6,631
                                                                       --------   --------   --------    -------    -------
    Total revenues..................................................     34,047     38,142     41,640     25,988     13,056
Cost of revenues:...................................................
   License fees.....................................................        154      1,351      1,969      1,205        416
   Service fees.....................................................     12,776     14,517     13,952      7,311      4,254
                                                                       --------   --------   --------    -------    -------
    Total cost of revenues..........................................     12,930     15,868     15,921      8,516      4,670
Operating expenses:
   Research and development, exclusive of noncash expense...........     21,891      9,003      6,335      6,690      5,360
   Noncash research and development.................................        424          -          -          -          -
   In-process research and development..............................      8,300          -     10,500          -          -
   Sales and marketing, exclusive of noncash expense................     35,888     15,982     11,802      9,515      7,191
   Noncash sales and marketing .....................................      7,001      1,930          -          -          -
   General and administrative, exclusive of noncash expense...           15,721      6,241      5,126      3,161      2,368
   Noncash general and administrative..............................       1,098        874        880         58          -
   Depreciation and amortization....................................      8,132      3,399      2,154      1,406      1,125
                                                                       --------   --------   --------    -------    -------
 Total operating expenses...........................................     98,455     37,429     36,797     20,830     16,044
                                                                       --------   --------   --------    -------    -------

Operating loss......................................................    (77,338)   (15,155)   (11,078)    (3,358)    (7,658)
Gain on sale of assets..............................................      1,347      9,417          -          -          -
Realized loss on sale of
 investments........................................................       (100)         -          -          -          -
Loss on impairment of
 investments........................................................     (4,128)         -          -          -          -
Amortization of debt
 discount...........................................................       (982)         -          -          -          -
Interest income, net................................................     10,554        337        412       (274)        (6)
Minority interest...................................................          -          -        (36)      (478)      (215)
                                                                       --------   --------   --------    -------    -------
Net loss............................................................   $(70,647)  $ (5,401)  $(10,702)   $(4,110)   $(7,879)
                                                                       ========   ========   ========    =======    =======

Net loss per common share:
   Basic............................................................     $(4.90)    $(0.49)    $(1.70)    $(2.97)    $(5.74)
                                                                       ========   ========   ========    =======    =======
   Diluted..........................................................     $(4.90)    $(0.49)    $(1.70)    $(2.97)    $(5.74)
                                                                       ========   ========   ========    =======    =======

Weighted average common shares outstanding:
   Basic............................................................     14,420     11,097      6,311      1,386      1,373
                                                                       ========   ========   ========    =======    =======
   Diluted..........................................................     14,420     11,097      6,311      1,386      1,373
                                                                       ========   ========   ========    =======    =======


                                                                                     Year Ended December 31,
                                                                                     -----------------------
                                                                         2000       1999       1998       1997       1996
                                                                         ----       ----       ----       ----       ----
Balance Sheet Data:
-------------------
Cash and cash equivalents...........................................   $118,303    $14,127    $14,799   $  7,213   $  3,279
Working capital (deficit)...........................................    171,336     16,751      9,001       (453)    (3,422)
Total assets........................................................    266,904     48,563     40,082     14,681      8,525
Long-term debt, net of current portion..............................      5,000          -        245        497      1,093
Total stockholders' equity (deficit)................................    246,822     32,615     22,111    (27,910)   (23,837)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company develops, markets and supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. The Company's multiple solutions provide a framework to enable Internet-based digital marketplaces, allowing companies to create trading communities and additional revenue opportunities. The Company's multiple solutions, based on a free trade model, provide a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized portal. The Company's product line includes solutions that serve "market makers" (businesses utilizing the Internet for the purpose of facilitating and increasing the efficiency of the distribution channels of chosen vertical markets) as well as other solutions that best serve the purchasing processes of business enterprises. The Company also provides implementation and ongoing customer support services as part of its complete procurement solutions. To achieve broad market adoption of the Company's solutions and services, the Company has developed a multi-channel distribution strategy that includes both a direct sales force and a growing number of indirect channels, including application service providers, system integrators and resellers.

Forward-Looking Statements

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

Revenue Recognition

     The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. License fee revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term, which is typically 12 months and revenue allocated to training and other service elements is recognized as the services are performed.

     Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements.

Cost of Revenues and Operating Expenses

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

                                                                                            Year Ended December 31,
                                                                                            -----------------------
                                                                                       2000          1999          1998
                                                                                       ----          ----          ----
                                                                                                (in thousands)
Revenues: e-commerce
     License fees................................................................   $  24,686     $   9,969     $     211
     Services fees...............................................................       9,361         1,515            59
                                                                                    ---------     ---------     ---------
       Total revenues............................................................      34,047        11,484           270

Revenues: ERP
     License fees................................................................           -         5,132        17,161
     Services fees...............................................................           -        21,526        24,209
                                                                                    ---------     ---------     ---------
       Total revenues............................................................           -        26,658        41,370

Cost of revenues: e-commerce
     License fees................................................................         154           400           125
     Services fees...............................................................      12,776         3,130            60
                                                                                    ---------     ---------     ---------
       Total cost of revenues....................................................      12,930         3,530           185

Cost of revenues: ERP
     License fees................................................................           -           951         1,844
     Services fees...............................................................           -        11,387        13,892
                                                                                    ---------     ---------     ---------
       Total cost of revenues....................................................           -        12,338        15,736

Gross margin on e-commerce license fees..........................................      24,532         9,569            86
Gross margin on e-commerce services fees.........................................      (3,415)       (1,615)           (1)
Gross margin on ERP license fees.................................................           -         4,181        15,317
Gross margin on ERP services fees................................................           -        10,139        10,317

Operating expenses:
     Research and development, exclusive of noncash expense......................      21,891         9,003         6,335
     Noncash research and development............................................         424             -             -
     In-process research and development.........................................       8,300             -        10,500
     Sales and marketing, exclusive of noncash expense...........................      35,888        15,982        11,802
     Noncash sales and marketing.................................................       7,001         1,930             -
     General and administrative, exclusive of noncash expense....................      15,721         6,241         5,126
     Noncash general and administrative..........................................       1,098           874           880
     Depreciation and amortization...............................................       8,132         3,399         2,154
                                                                                    ---------     ---------     ---------
       Total operating expenses..................................................      98,455        37,429        36,797

Operating loss...................................................................     (77,338)      (15,155)      (11,078)
Gain on sale of assets...........................................................       1,347         9,417             -
Realized loss on sale of investments.............................................        (100)            -             -
Loss on impairment of investments................................................      (4,128)            -             -
Amortization of debt discount....................................................        (982)            -             -
Interest income, net.............................................................      10,554           337           412
Minority interest................................................................           -             -           (36)
                                                                                    ---------     ---------     ---------
Net loss.........................................................................   $ (70,647)    $  (5,401)    $ (10,702)
                                                                                    =========     =========     =========

Years Ended December 31, 2000 and 1999

Revenues

   In the second half of 2000, the Company expanded its business model to include ratable revenue recognition. Total revenues and e-commerce license fees in 2000 were impacted by the use of subscription programs and traditional, perpetual license contracts with extended payment terms that result in revenues taken ratably. The impact in 2000 from subscription programs was $643,000 and $75,000 in the third and fourth quarters, respectively. The impact in 2000 from the traditional, perpetual license contracts with extended payment terms was $3.3 million, in the fourth quarter. Although lowering reported total revenue and e-commerce license fees in 2000, the benefits achieved over time of the ratable model are a more linear revenue pattern as well as increased visibility and predictability of financial results.

   Total Revenues.   Total revenues decreased 10.7% to $34.0 million in 2000
from $38.1 million in 1999. This decrease is primarily attributable to the expansion of the Company's business model, discussed above, and decreased services fees, as a result of the sale of the Company's ERP business in October 1999, partially offset by increased e-commerce license fees. For the year ended December 31, 2000, one customer accounted for more than 10%, totaling $3.8 million, of total revenue.

   E-commerce License Fees. License fees increased 147.6% to $24.7 million, or 72.5% of total e-commerce revenues, in 2000 from $10.0 million, or 86.8% of total e-commerce revenues, in 1999. The increase in e-commerce license fees was the result of an increase in the amount of software licensed partially offset by the expansion of the Company's business model, discussed above. The majority of the Company's e-commerce license revenue for the year ended December 31, 2000 was derived from the licensing of products that became generally available since June 1, 2000.

   E-commerce Services Fees.   Services fees increased 517.9% to $9.4 million
from $1.5 million in 1999, and increased as a percentage of total e-commerce revenues to 27.5% in 2000 from 13.2% in 1999. This increase is primarily attributable to increased demand for the Company's services as a result of the growth in e-commerce license fees.

   ERP License Fees.   The Company sold its ERP business in October 1999, and as
a result, had no ERP license fees during the year ended December 31, 2000. ERP license fees represented $5.1 million, or 34.0% of total license revenues, during the year ended December 31, 1999.

   ERP Services Fees. The Company sold its ERP business in October 1999, and as a result, had no ERP services fees during the year ended December 31, 2000. ERP services fees represented $21.5 million, or 93.4% of total services revenues, during the year ended December 31, 1999.

Cost of Revenues

   Total Cost of Revenues.   Cost of revenues decreased 18.5% to $12.9 million,
or 38.0% of total revenues, during the year ended December 31, 2000 from $15.9 million, or 41.6% of total revenues, during the same period in 1999. The decrease both in total and as a percentage of total revenues is primarily a result of the change in mix in revenue from services fees, which historically had a higher cost of revenues, to license fees.

   E-commerce Cost of License Fees.   Cost of e-commerce license fees decreased
to $154,000 in 2000 from $400,000 in 1999. The cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

   E-commerce Cost of Services Fees. Cost of e-commerce services fees increased 308.2% to $12.8 million, or 136.5% of total e-commerce services fees, in 2000 compared to $3.1 million, or 206.6% of total e-commerce services fees, in 1999. The increase in the cost of e-commerce services fees was primarily attributable to personnel related costs and consulting fees. The consulting fees related to sub-contracted services was approximately $2.4 million during the year ended December 31, 2000 compared to approximately $127,000 during the year ended December 31, 1999. Although the Company intends to increase the number of services employees, it will continue sub-contracting some consulting and implementation engagements to its system integrator partners. The Company has incurred cost of e-commerce service fees in excess of e-commerce service fees due primarily to the hiring and training of personnel in anticipation of future growth. While the Company believes these costs will continue to be greater than e-commerce service fees in the near term, the Company plans for e-commerce service fees to exceed costs by late 2001 or early 2002.

   ERP Cost of License Fees. The Company sold its ERP business in October 1999, and as a result, had no ERP license fees or cost of ERP license fees during the year ended December 31, 2000. ERP cost of license fees represented $951,000, or 18.5%
of ERP license revenues, during the year ended December 31, 1999.

     ERP Cost of Services Fees.   The Company sold its ERP business in October
1999, and as a result, had no ERP services fees or cost of ERP services fees during the year ended December 31, 2000. ERP cost of services fees represented $11.4 million, or 52.9% of ERP services revenues, during the year ended December 31, 1999.

Research and Development, Exclusive of Noncash Expense

     Research and development expenses increased 143.2% to $21.9 million, or 64.3% of total revenues, in 2000 from $9.0 million, or 23.6% of total revenues, in 1999. Research and development expenses increased primarily due to increased personnel related expenses and increased consulting fees incurred to develop the Company's products. Consulting fees increased to approximately $12.3 million during the year ended December 31, 2000 from approximately $605,000 during the year ended December 31, 1999. The Company intends to hire in-house research and development personnel moving forward, but expects increases in personnel related costs to be offset by a decrease in consulting fees.

Noncash Research and Development Expense

     Noncash research and development expenses of approximately $424,000 were recognized during 2000. The expense resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The value of the warrants earned approximated $424,000 and was computed using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and a result, the warrants to purchase the remaining 16,666 shares of common stock were forfeited. Warrants to purchase 33,334 shares remain outstanding at December 31, 2000 and expire in the first quarter of 2003.

In-Process Research and Development Expense

     In-Process Research and Development ("IPR&D") expense was approximately $8.3 million for the year ended December 31, 2000. The Company recorded this expense in the second quarter of 2000 related to its acquisition of the SAI/Redeo Companies on May 31, 2000 (the "Valuation Date").

     At the Valuation Date, the SAI/Redeo Companies had technology under development that had not demonstrated technological or commercial feasibility. This technology is described below. As of the Valuation Date, the projects associated with the IPR&D efforts have not yet reached technological feasibility and the IPR&D has no alternative future use in the event that the proposed products do not prove to be feasible. These development efforts fall within the definition of IPR&D contained in the Statement of Financial Accounting Standards ("SFAS") No. 2.

     SAI/Redeo IPR&D   SAI/Redeo management believes that the SAI/Redeo product
under development as the first settlement portal that completes the B2B commerce chain cycle for the buy side, sell side, and net marketmakers ("NMMs"). The Company's goal is to complete the e-procurement cycle from order fulfillment to settlement automatically and at the lowest possible cost. Planned functional capabilities of the SAI/Redeo product include:

     . Payment Type Independence - Multiple payment types are fully supported, including credit card, purchasing card, EFT, direct debit, direct deposit, and traditional check. The process is flexible, allowing trading partners and NMMs to negotiate solutions.
     . Deferred/Scheduled Settlement - Transactions may be scheduled for settlement to assure traditional payment terms are retained. Control over settlement may be pre-negotiated or retained by either the customer or the vendor.
     . Least Cost Pricing - The portal determines the lowest cost alternative for settlement based on business rules configured between trading partners and the NMMs.
     . Multi-currency - Trading partners may settle in any currency with exchange gains, losses and settlement charges recorded in the trading partners respective ERP system.
     . Global Coverage - Any bank or service provider around the world may be used for settlement and is not tied to the country where the transaction originated. Settlement integration is performed using EDI or XML standards.
     . Financial Institution Integration and Independence - Redeo currently offers integration with over 60 banks around the world, and trading partners and NMMs can change banking and service provider relationships. Also, trading partners can select the settlement institution or service provider at the time of the settlement.

     . ERP Integration - Settlement may be integrated with the leading ERP providers, allowing trading partners to have disparate ERP systems within their enterprise and between enterprises.
     . Aggregation & Consolidation - Trading partners in the net market may aggregate and net transactions in order to reduce the number of settlement transactions.
     . Reconciliation - Transactions and balances may be automatically reconciled between trading partners and NMM's disparate systems. Charge backs and disputes may be automatically recorded and processed.

     At the Valuation Date, the technologies were approximately 70.5% complete. The acquired in-process technologies were originally anticipated to become commercially viable in years 2000, 2001, and 2002. Expenditures to complete the acquired in-process technologies were expected to total approximately $3.5 million.

     Valuation of IPR&D:  Amounts allocated to IPR&D were calculated using
     ------------------
established valuation techniques in the high technology industry and expensed such amounts in the quarter that the acquisition was consummated because technological feasibility had not been achieved and no alternative future uses had been established. Consistent with the Company's policy for internally developed technology, the Company concluded that the IPR&D had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the software, and internal usage.

     Upon consummation of the SAI/Redeo acquisition, the Company immediately recognized expense of $8.3 million representing the acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired IPR&D was determined by identifying products under research in areas for which technological feasibility had not been established. The IPR&D technology was then segmented into two classifications: (i) IPR&D - completed and (ii) IPR&D - to-be-completed, giving explicit consideration to the value created by research and development efforts of SAI/Redeo prior to the acquisition and to be created by the Company after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data.

     The value of the IPR&D was determined using a discounted cash flow model similar to the income approach, focusing on the income-producing capabilities of the in-process technologies and taking into consideration (i) the analysis of the stage of completion of each project and (ii) the exclusion of value related to research and development yet-to-be completed as part of the on-going IPR&D projects. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates, (iii) anticipated product development and introduction schedules, (iv) product sales cycles, and
(v) the estimated life of a product's underlying technology.

     From the revenue estimates, operating expense estimates, including cost of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Operating expense estimates reflect the Company's historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. The resulting operating income stream was discounted to reflect its present value at the date of the acquisition. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur or that the Company will realize any anticipated benefits of the acquisition.

     The rate used to discount the net cash flows from the purchased IPR&D was 28%, which is equal to the weighted average cost of capital of the Company, taking into account required rates of return from investments in various areas of the enterprise, and reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired IPR&D, the useful life of such technology, the profitability levels of such technology, if any, and the uncertainty of technological advances, all of which are unknown at this time.

     Certain risks and uncertainties are associated with the completion of the development within a reasonable projected period of time. Each of the acquired IPR&D projects have not demonstrated its technological or commercial feasibility as of the acquisition date. Significant risks exist because of uncertainties the Company may face in the form of time and costs necessary to produce technologically feasible products. If the proposed products fail to become viable, there is uncertainty that the Company would be able to realize any value from the sale of the technology to another party.

Sales and Marketing, Exclusive of Noncash Expense

     Sales and marketing expenses increased 124.6% to $35.9 million, or 105.4% of total revenues, in 2000 from $16.0 million, or 41.9% of total revenues, in 1999. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of the Company's e-commerce products. The Company experienced a significant increase in sales and marketing expenses in the fourth quarter of 2000 due in large part to advertising commitments associated with the Company's branding campaign.

Noncash Sales and Marketing Expense

     During the years ended December 31, 2000 and 1999, noncash sales and marketing expenses of approximately $7.0 million and $1.9 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from nine months to five years.

General and Administrative, Exclusive of Noncash Expense

     General and administrative expenses increased 151.9% to $15.7 million in 2000 from $6.2 million in 1999. As a percentage of total revenues, general and administrative expenses increased to 46.2% in 2000 from 16.4% in 1999. The increase in general and administrative expenses was primarily attributable to increases in personnel related costs and bad debt expense of $5.8 million in the year ended December 31, 2000. The increase in bad debt expense in 2000 relates primarily to a reserve for a single customer of $2.3 million as well as a reserve related to management's concerns for receivables from early-stage companies due to the volatile industry-based economic conditions, especially during the fourth quarter of 2000. The deferred revenue balance at December 31, 2000 related to these early-stage companies was approximately $373,000.

Noncash General and Administrative Expense

     Noncash general and administrative expenses increased to approximately $1.1 million, or 3.2% of total revenues, in 2000 from $874,000, or 2.3% of total revenues, in 1999. The increase was primarily attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those vesting immediately were forfeited. The Company recognized net compensation expense related to this arrangement of $814,500 during the year ended 2000. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant and compensation expense of approximately $116,000 was recognized. Forty percent of these options will be fully vested on June 13, 2001 and the remainder will vest quarterly through July 30, 2001.

Depreciation and Amortization Expense

     Depreciation and amortization increased 139.2% to $8.1 million, or 23.9% of total revenues, in 2000, from $3.4 million, or 8.9% of total revenues, in 1999. This increase in this expense is primarily the result of the Company's amortization of its intangible assets associated with acquisitions completed in the second quarter of 2000.

Gain on Sale of Assets

     On October 18, 1999, the Company sold its human resources and financial software business to Geac Computer Systems, Inc. and Geac Canada Limited. The Company received approximately $13.9 million in proceeds. A gain of $9.4 million was recorded in 1999, with an additional gain of approximately $1.3 million recorded during 2000, following an escrow settlement.

Loss on Impairment of Investments

  During the fourth quarter of 2000, the Company recorded a loss on impairment of investments of approximately $4.1 million. The loss was necessitated by other than temporary losses to the value of investments the Company has made in privately held companies. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and volatile industry-based economic conditions.

Interest Income

     Interest income increased 2,366.5% to $10.9 million in 2000, or 32.0% of total revenues, from $442,000, or 1.2% of total revenues, in 1999. The increase in interest income was due to increased levels of cash available for investment, a direct result of the Company's follow-on offering in March 2000. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future periods.

Interest Expense And Amortization of Debt Discount

     Interest expense increased 231.4% to $348,000 in 2000 from $105,000 in 1999. This increase is primarily due to higher levels of debt in the first quarter of 2000 as compared to 1999. The increased interest expense was the result of both an interim funding of $7.0 million received in December 1999 and a securities purchase agreement with Wachovia Capital Investments, Inc. signed in March 2000. Interest paid related to the interim funding and the purchase agreement was $165,000 and $182,500, respectively, for the year ended December 31, 2000.

     As part of the interim funding agreement, the Company also issued warrants valued at approximately $982,000 using the Black-Scholes option pricing model as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000. As result, the entire value of the warrants was amortized in the quarter ending March 31, 2000.

Income Taxes

     As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2000 or in 1999.


Years Ended December 31, 1999 and 1998

Revenues

       Total Revenues. Total revenues decreased 8.4% to $38.1 million in 1999 from $41.6 million in 1998. This decrease was attributable to decreases in both license fees and services fees.

     E-commerce License Fees. License fees increased 4,624.6% to $10.0 million, or 86.8% of total e-commerce revenues, in 1999 from $211,000, or 78.1% of total e-commerce revenues, in 1998. The increase in e-commerce license fees resulted from an increase in both the amount of software licensed and an increase in the average customer transaction size.

     E-commerce Services Fees. Services fees increased 2,467.8% to $1.5 million from $59,000 in 1998, but decreased as a percentage of total e-commerce revenues to 13.2% in 1999 from 21.9% in 1998. This increase in service fees is primarily attributable to stronger growth in e-commerce license fees in 1999.

     ERP License Fees. ERP License fees decreased 70.1% to $5.1 million, or 19.3% of total ERP revenues, in 1999 from $17.2 million, or 41.5% of total ERP revenues, in 1998. The decrease in ERP license fees was the result of reduced demand for our ERP products in 1999 and the sale of the ERP business in October 1999.

     ERP Services Fees. ERP Services fees decreased 11.1% to $21.5 million in 1999 from $24.2 million in 1998. ERP services fees increased to 80.7% of total ERP revenues in 1999 from 58.5% of total ERP revenues in 1998. The decrease in services fees was primarily due to reduced demand for our ERP services, as well as the sale of our ERP business. The increase as a percentage of total ERP revenues is attributable to a shift in revenue mix in 1999 due to the reduced demand for our ERP products.

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

     E-commerce Cost of Services Fees. Cost of services fees increased 5,116.7% to $3.1 million, or 206.6% of total e-commerce services fees, in 1999 compared to $60,000, or 101.7% of total e-commerce services fees, in 1998. The increase in the cost of e-commerce services fees and the increase in e-commerce cost of services fees as a percentage of e-commerce services fee revenue was primarily attributable to an increase in personnel and related costs to provide implementation, training and upgrade services to both customers and partners.

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

Research and Development, Exclusive of Noncash Expense

     Research and development expenses increased 42.1% to $9.0 million, or 23.6% of total revenues, in 1999 from $6.3 million, or 15.2% of total revenues, in 1998. Research and development expenses increased primarily due to increased personnel and contractor fees related to the development of our e-commerce products.

In-Process Research and Development Expense

     During the fourth quarter of 1998, the Company acquired ELEKOM Corporation and as part of the acquisition, $10.5 million was written off to in-process research and development expense. The existence of purchased research and development was determined by identifying computer software code under development by ELEKOM since 1995. The value was determined by estimating the remaining costs to develop the purchased in-process technology into a commercially viable product, estimating the resulting net cash flows from the project and discounting the net cash flows back to its present value.

     The nature of the efforts to develop the purchased research and development into a commercially viable product principally related to the completion of all planning, programming and testing activities that were necessary to establish that the product could be produced to meet its design specifications including functions, features, and technical performance requirements. The efforts to develop the purchased in-process technology also included determining the compatibility and interoperability with other applications. The estimated remaining costs to be incurred to develop the purchased in-process research and development into a commercially viable product was approximately $2.0 million.

     The Company did not recognize any in-process research and development expense in the year ended December 31, 1999.

Sales and Marketing, Exclusive of Noncash Expense

     Sales and marketing expenses increased 35.4% to $16.0 million, or 41.9% of total revenues, in 1999 from $11.8 million, or 28.3% of total revenues, in 1998. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of our e-commerce products.

Noncash Sales and Marketing Expense

     During 1999, the Company issued warrants to certain strategic partners, all of whom are also customers, in exchange for their participation in our sales and marketing efforts. The Company recorded the value of these warrants as a deferred sales and marketing expense of approximately $12.1 million. Sales and marketing expenses in the fourth quarter of 1999 included amortization of approximately $1.9 million related to these agreements. The remainder of the value of the warrants will be amortized over periods ranging from nine months to two years.

General and Administrative, Exclusive of Noncash Expense

     General and administrative expenses increased 21.8% to $6.2 million in 1999 from $5.1 million in 1998. As a percentage of total revenues, general and administrative expenses increased to 16.4% in 1999 from 12.3% in 1998. The increase in general and administrative expenses was primarily attributable to increases in personnel, facilities and related costs.

Noncash General and Administrative Expense

     Noncash general and administrative expense remained relatively constant at $874,000, or 2.3% of total revenues, in 1999 as compared to $880,000, or 2.1% of total revenues, in 1998. In the fourth quarter of 1999, the Company recorded compensation expense of $706,000 for the accelerated vesting of certain employee stock options related to the sale of its human resources and financial software business. In the second quarter of 1998, the Company recorded compensation expense of $705,000 related to the accelerated vesting of certain employee stock options issued in the first quarter of 1998.

Depreciation and Amortization Expense

     Depreciation and amortization increased 57.8% to $3.4 million, or 8.9% of total revenues, in 1999, from $2.2 million, or 5.2% of total revenues, in 1998. This increase in depreciation and amortization expense is due to the amortization of intangible assets acquired in the ELEKOM transaction and increases in capital expenditures.

Gain on Sale of Assets

          In October of 1999, the Company sold its financial and human resources software business to Geac Computer Systems, Inc. and Geac Canada Limited and recognized a gain of approximately $9.4 million.

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


Liquidity and Capital Resources

     On March 10, 2000, the Company completed a follow-on offering of 2,243,000 shares of common stock at an offering price of $115.00 per share. The proceeds, net of expenses, from this public offering of approximately $244.4 million were placed in investment grade cash equivalents and marketable securities. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company's operating and investing activities will use significant amounts of cash. The Company believes its liquid current assets and to the extent necessary, additional external financing, should adequately meet the Company's needs for the foreseeable future.

     On March 14, 2000, the Company entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note (the "Note") in the original principal amount of $5.0 million. The Note provides for the ability of the holder to convert, at its option, all or any portion of the principal of the Note into common stock of the Company at the price of $147.20 per share. If at any time after the date of the Note, the quoted price per share of the Company's common stock exceeds 200% of the conversion price then in effect for at least 20 trading days in any period of 30 consecutive trading days, the Company has the right to require that the holder of the Note convert all of the principal of the Note into common stock of the Company at the price of $147.20 per share. The Note is due March 15, 2005 and the $5.0 million principal amount was placed in investment grade cash equivalents.

     Cash used in operating activities was approximately $50.9 million during 2000. The cash used was primarily attributable to the Company's net loss and to increases in accounts receivable partially offset by noncash items and increases in accounts payable and accrued liabilities. Cash used in operating activities was approximately $17.3 million during 1999. This was primarily attributable to the Company's net loss and increases in accounts receivable and prepaid and other current assets.

     Cash used for investing activities was approximately $90.4 million during 2000. The cash was used for acquisitions, purchases of investments, marketable securities, and property and equipment. The cash used for investing activities was partially offset by proceeds related to the sale of ERP assets of approximately $1.9 million. Cash provided by investing activities was approximately $8.4 million during 1999. The cash increase resulted from proceeds related to the sale of ERP assets of approximately $12.0 million partially offset by purchases of property and equipment.

     Cash provided by financing activities was approximately $245.5 million during 2000, and cash provided by financing activities was approximately $8.3 million during 1999. The cash provided by financing activities during 2000 was primarily attributable to proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million and the issuance of long-term debt of $5.0 million, which was partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P. The cash provided by financing activities during 1999 was primarily attributable to proceeds from the interim funding discussed above as well as proceeds from the exercise of stock options.

     On October 18, 1999, the Company sold its human resources and financial software business to Geac Computer Systems, Inc. and Geac Canada Limited. The Company received approximately $13.9 million in proceeds. A gain of $9.4 million was recorded in 1999, with an additional gain of approximately $1.3 million recorded during 2000, following the escrow settlement. In connection with the sale of this business, the Company accelerated the vesting on certain options and recorded a one-time, noncash compensation charge of approximately $706,000 during 1999 related to these options. Revenue from the human resources and financial software business for the years ended December 31, 1999 and 1998 were approximately $26.7 million and $41.4 million, respectively. The Company used approximately $2.1 million of its proceeds to repay all of its indebtedness under its credit facility with Silicon Valley Bank and approximately $300,000 to repay all of its indebtedness under its equipment facility with Leasing Technologies International, Inc.

     On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The purchase consideration was approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 is due in April 2001. The acquisition was treated as a purchase for accounting purposes with approximately $500,000 of the purchase consideration allocated to developed technologies and approximately $2.0 million to goodwill. The developed technologies are being amortized over 36 months and the goodwill is being amortized over 48 months.

     On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and approximately $995,000 in acquisition costs.

     At December 31, 2000, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $55.0 million, $657,000 and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately U.S.$7.0 million that are available to offset future taxable income in foreign jurisdictions. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

     During the first six months of 2000, the Company issued 25,000 warrants and approximately 39,000 shares of the Company's common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The sales and marketing agreement signed with one strategic partner also included cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of these warrants, common stock, and cash payments as deferred sales and marketing expense of approximately $454,000, $3.8 million, and $600,000, respectively. Deferred sales and marketing expenses will be amortized over the term of the sales and marketing agreements, which range from nine months to five years.

     During 1999, the Company entered into an agreement with a third party to develop certain software that it intends to sell in the future. The third party was to be compensated for these services with warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $56.78 per share. The agreement requires the third party to reach certain milestones related to the software development in order to earn the warrants. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of the Company's common stock. The Company recorded the issuance of the warrants at the time they were earned by the third party and the warrants were valued at approximately $424,000 based on the fair value of the warrants on the date of the grant using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of the Company's common stock were forfeited.

     During 1999, the Company entered into a reseller agreement that allows the reseller to license its products in a certain territory. The Company will receive royalty amounts from the reseller if certain minimum revenue requirements are met by the reseller. The Company will recognize these license fees as the products are licensed to end users. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of the Company's common stock if certain revenue targets are met. No warrants were earned under the agreement and the agreement was terminated in the fourth quarter of 2000.

New Accounting Pronouncements

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the result of operations or financial position from Statements No. 133 or No. 138.


Quarterly Data

     The following represents quarterly data for the years ended December 31, 2000 and 1999,(in thousands, except per share data):

                                                     2000
                                                     ----
                                      First     Second      Third     Fourth
                                     Quarter    Quarter    Quarter    Quarter
                                    -----------------------------------------
Revenues.........................   $  7,006   $ 10,085   $ 13,543   $  3,413
Gross profit.....................      5,395      7,499      9,393     (1,170)
Operating loss...................    (11,261)   (20,968)   (16,860)   (28,249)
Net loss.........................    (11,431)   (16,903)   (13,616)   (28,697)
Net loss per share:
   Basic.........................      (0.93)     (1.16)     (0.89)     (1.85)
   Diluted.......................      (0.93)     (1.16)     (0.89)     (1.85)


                                                      1999
                                                      ----
                                      First      Second      Third     Fourth
                                     Quarter     Quarter    Quarter    Quarter
                                    ------------------------------------------
Revenues.........................   $ 11,401   $ 11,279    $ 8,756    $ 6,706
Gross profit.....................      6,705      6,654      4,510      4,405
Operating loss...................     (1,394)    (1,756)    (4,372)    (7,633)
Net loss.........................     (1,303)    (1,669)    (4,309)     1,880
Net loss per share:
   Basic.........................      (0.12)     (0.15)     (0.39)      0.17
   Diluted.......................      (0.12)     (0.15)     (0.39)      0.17


  During the fourth quarter of 2000, the Company reversed $1.25 million of license revenue recorded previously in 2000 as a result of a change in payment terms with a single customer. The Company anticipates recognizing this revenue during the first half of 2001 as cash is collected. In addition, the Company recorded an additional provision for doubtful accounts during the fourth quarter of 2000 as a result of management's concern for receivables from early-stage companies due to the volatile industry-based economic conditions in which they operate. Also, during the fourth quarter of 2000, the Company recorded a loss on impairment of investments of approximately $4.1 million as a result of other than temporary losses to the value of investments the Company has made in privately held companies.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

     Substantially all of the revenue recognized to date by the Company has been denominated in U.S. dollars, including sales made internationally. As a result, a strengthening of the U.S. dollar could make the Company's products less competitive in foreign markets. In addition, the Company has foreign subsidiaries which subject the Company to risks associated with foreign currency exchange rates and weak economic conditions in these foreign markets. An increase or decrease in foreign currency exchange rates of 10% would not have a material effect on the Company's financial position or results of operations.


Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates primarily through its investing activities. The primary objective of the Company's investment activities is to manage interest rate exposure by investing in short-term, highly liquid investments. As a result of this strategy, the Company believes that there is no exposure. The Company's investments are carried at market value, which approximates cost. An increase or decrease in interest rates of 10% would not have a material effect on the Company's financial position or results of operations.

Investments

     As of December 31, 2000 the Company has made equity investments of $17.7 million, recorded at original cost, in eleven privately held companies and the Company has accounted for these investments using the cost basis of accounting. During the fourth quarter of 2000, the Company recorded a loss provision of $4.1 million for other than temporary losses in these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                      CLARUS CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements

                                                                                                               Page
Independent Auditors' Report of KPMG LLP.................................................................       32
Report of Arthur Andersen LLP, Independent Public Accountants............................................       33
Consolidated Balance Sheets--December 31, 2000 and 1999..................................................       34
Consolidated Statements of Operations--December 31, 2000, 1999 and 1998..................................       35
Consolidated Statements of Stockholders' Equity and Comprehensive Loss--December 31, 2000, 1999 and 1998.       36
Consolidated Statements of Cash Flows--December 31, 2000, 1999 and 1998..................................       37
Notes to Consolidated Financial Statements...............................................................       39

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Clarus Corporation and subsidiaries:

     We have audited the consolidated balance sheet of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ KPMG LLP
Atlanta, Georgia
February 6, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Clarus Corporation:


     We have audited the consolidated balance sheet of Clarus Corporation (a Delaware corporation) and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Arthur Andersen LLP
Atlanta, Georgia
January 28, 2000

                  CLARUS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS
                    December 31, 2000 and 1999
              (In Thousands, Except Share and Per Share Amounts)

                                                 ASSETS
                                                                                                                  2000       1999
                                                                                                              ----------------------
CURRENT ASSETS:
  Cash and cash equivalents..............................................................................    $ 118,303   $ 14,127
  Marketable securities..................................................................................       50,209          -
  Accounts receivable, less allowance for doubtful accounts of $3,917 and $271 in
    2000 and 1999, respectively..........................................................................        8,126     10,389
  Deferred marketing expense, current....................................................................        5,321      5,723
  Prepaids and other current assets......................................................................        2,731      1,965
                                                                                                             ---------   --------
    Total current assets.................................................................................      184,690     32,204
                                                                                                             ---------   --------

PROPERTY AND EQUIPMENT, NET..............................................................................        7,619      4,122
                                                                                                             ---------   --------
OTHER ASSETS:
  Deferred marketing expense, net of current portion.....................................................        2,508      4,293
  Investments............................................................................................       13,619      1,168
  Intangible assets, net of accumulated amortization of $6,146 and $784 in 2000
    and 1999, respectively...............................................................................       58,214      6,649
  Deposits and other long-term assets....................................................................          254        127
                                                                                                             ---------   --------
    Total other assets...................................................................................       74,595     12,237
                                                                                                             ---------   --------
    Total assets.........................................................................................    $ 266,904   $ 48,563
                                                                                                             =========   ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities...............................................................    $  11,059   $  6,326
  Deferred revenue.......................................................................................        2,295      3,081
  Current maturities of notes payable to bank and capital lease obligations, net of debt
   discount of approximately $980,000 as of December 31, 1999............................................            -      6,046
                                                                                                             ---------   --------
    Total current liabilities............................................................................       13,354     15,453
LONG-TERM LIABILITIES:
  Deferred revenue.......................................................................................          881        293
  Long-term debt.........................................................................................        5,000          -
  Other long-term liabilities............................................................................          847        202
                                                                                                             ---------   --------
    Total liabilities....................................................................................       20,082     15,948
                                                                                                             ---------   --------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Preferred stock, $.0001 par value; 5,000,000 shares authorized in 2000 and 1999........................            -          -
  Common stock, $.0001 par value; 100,000,000 and 25,000,000 shares authorized;
    15,609,029 and 11,600,681 shares issued in 2000 and 1999, respectively...............................            2          1
  Additional paid-in capital.............................................................................      362,415     77,008
  Accumulated deficit....................................................................................     (114,769)   (44,122)
  Less treasury stock, 75,000 shares at cost.............................................................           (2)        (2)
  Accumulated other comprehensive income (loss)..........................................................         (572)         -
  Deferred compensation..................................................................................         (252)      (270)
                                                                                                             ---------   --------
    Total stockholders' equity...........................................................................      246,822     32,615
                                                                                                             ---------   --------
    Total liabilities and stockholders' equity...........................................................    $ 266,904   $ 48,563
                                                                                                             =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.
                                      34

                 CLARUS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
            For the Years Ended December 31, 2000, 1999, and 1998
                   (In Thousands, Except Per Share Amounts)

                                                                                                       2000       1999       1998
                                                                                                     ------------------------------
REVENUES:
  License fees...................................................................................    $ 24,686   $ 15,101   $ 17,372
  Services fees..................................................................................       9,361     23,041     24,268
                                                                                                     --------   --------   --------
    Total revenues...............................................................................      34,047     38,142     41,640

COST OF REVENUES:
  License fees...................................................................................         154      1,351      1,969
  Services fees..................................................................................      12,776     14,517     13,952
                                                                                                     --------   --------   --------
    Total cost of revenues.......................................................................      12,930     15,868     15,921

OPERATING EXPENSES:
  Research and development, exclusive of noncash expense.........................................      21,891      9,003      6,335
  Noncash research and development...............................................................         424          -          -
  In-process research and development............................................................       8,300          -     10,500
  Sales and marketing, exclusive of noncash expense..............................................      35,888     15,982     11,802
  Noncash sales and marketing....................................................................       7,001      1,930          -
  General and administrative, exclusive of noncash expense.......................................      15,721      6,241      5,126
  Noncash general and administrative.............................................................       1,098        874        880
  Depreciation and amortization..................................................................       8,132      3,399      2,154
                                                                                                     --------   --------   --------

    Total operating expenses.....................................................................      98,455     37,429     36,797
                                                                                                     --------   --------   --------

OPERATING LOSS...................................................................................     (77,338)   (15,155)   (11,078)

GAIN ON SALE OF ASSETS...........................................................................       1,347      9,417          -
REALIZED LOSS ON SALE OF INVESTMENTS.............................................................        (100)         -          -
LOSS ON IMPAIRMENT OF INVESTMENTS................................................................      (4,128)         -          -
AMORTIZATION OF DEBT DISCOUNT....................................................................        (982)         -          -
INTEREST INCOME..................................................................................      10,902        442        636
INTEREST EXPENSE.................................................................................        (348)      (105)      (224)
MINORITY INTEREST................................................................................           -          -        (36)
                                                                                                     --------   --------   --------
NET LOSS.........................................................................................    $(70,647)  $ (5,401)  $(10,702)
                                                                                                     ========   ========   ========
NET LOSS PER SHARE--BASIC AND DILUTED............................................................    $  (4.90)  $  (0.49)  $  (1.70)
                                                                                                     ========   ========   ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC AND
   DILUTED.......................................................................................      14,420     11,097      6,311
                                                                                                     ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
             For the Years Ended December 31, 2000, 1999, and 1998
                                 (In Thousands)

                                                                       Additional                        Treasury
                                                   Common Stock         Paid-In      Accumulated          Stock
                                                  --------------                                          -----
                                               Shares       Amount      Capital        Deficit     Shares       Amount
                                               ------       ------      -------        -------     ------       ------
BALANCES, December 31, 1997.................    1,467      $     -      $   1,141     $ (28,019)     (75)        $  (2)
  Issuance of common stock in
    initial public offering.................    2,500            -         21,962             -        -             -
  Issuance of stock in acquisition of
    ELEKOM Corporation......................    1,391            -          7,615             -        -             -
  Issuance of warrant and shares in
    acquisition of minority interest
    in Services Subsidiary..................      225            -          3,200             -        -             -
  Conversion of preferred stock.............    4,788            1         25,262             -        -             -
  Conversion of note payable
    for exercise of warrant.................      300            -          1,012             -        -             -
  Exercise of warrants......................      132            -              -             -        -             -
  Issuance of stock options.................        -            -          1,062             -        -             -
  Amortization of deferred
    compensation............................        -            -              -             -        -             -
  Exercise of stock options.................      200            -            179             -        -             -
  Net loss..................................        -            -              -       (10,702)       -             -
                                               -----------------------------------------------------------------------
BALANCES, December 31, 1998.................   11,003            1         61,433       (38,721)     (75)           (2)
  Exercise of warrants......................       26            -              -             -        -             -
  Issuance of warrants......................        -            -         13,028             -        -             -
  Accelerated vesting of
    stock options...........................        -            -            687             -        -             -
  Cancellation of stock options.............        -            -           (143)            -        -             -
  Amortization of deferred
   compensation.............................        -            -              -             -        -             -
  Exercise of stock options.................      572            -          2,003             -        -             -
  Net loss..................................        -            -              -        (5,401)       -             -
                                               -----------------------------------------------------------------------
BALANCES, December 31, 1999.................   11,601            1         77,008       (44,122)     (75)           (2)
  Exercise of warrants......................       32            -              -             -        -             -
  Issuance of warrants in connection
   with marketing and research and
   development agreements...................        -            -            878             -        -             -
 Exercise of stock options..................      542            1          3,074             -        -             -
 Issuance of shares under
      employee stock purchase plan..........        4            -             34             -        -             -
   Issuance of stock options at less
      than fair market value................        -            -          5,696             -        -             -
   Amortization of deferred
      compensation..........................        -            -              -             -        -             -
   Cancellation of stock options............        -            -         (4,616)            -        -             -
   Issuance of stock and stock
      options in acquisition of SAI.........    1,148            -         32,153             -        -             -
   Issuance of stock in secondary
       offering.............................    2,243            -        244,427             -        -             -
   Issuance of stock in connection
       with marketing agreements............       39            -          3,761             -        -             -
   Net loss.................................        -            -              -       (70,647)       -             -
   Foreign currency translation
       adjustment...........................        -            -              -             -        -             -
   Unrealized loss on marketable
     securities.............................        -            -              -             -        -             -

  Total comprehensive loss..................
                                               -----------------------------------------------------------------------
BALANCES, December 31, 2000.................   15,609      $     2      $ 362,415     $(114,769)     (75)        $  (2)
                                               =======================================================================

                                                  Accumulated
                                                     Other                                            Total
                                                 Comprehensive       Note From      Deferred      Stockholders'    Comprehensive
                                                     Income          Stockholder   Compensation   Equity (Deficit)     Loss
                                                     ------          -----------   ------------   ---------------  --------------
BALANCES, December 31, 1997................       $        -               $(612)       $  (418)         $(27,910)
  Issuance of common stock in
    initial public offering................                -                   -              -            21,962
  Issuance of stock in acquisition of
    ELEKOM Corporation.....................                -                   -              -             7,615
  Issuance of warrant and shares in
    acquisition of minority interest
    in Services Subsidiary.................                -                   -              -             3,200
  Conversion of preferred stock............                -                   -              -            25,263
  Conversion of note payable
    for exercise of warrant................                -                   -              -             1,012
  Exercise of warrants.....................                -                 612              -               612
  Issuance of stock options................                -                   -         (1,062)                -
  Amortization of deferred
    compensation...........................                -                   -            880               880
  Exercise of stock options................                -                   -              -               179
  Net loss.................................                -                   -              -           (10,702)       $(10,702)
                                                  -------------------------------------------------------------------------------
BALANCES, December 31, 1998................                -                   -           (600)           22,111
  Exercise of warrants.....................                -                   -              -                 -
  Issuance of warrants.....................                -                   -              -            13,028
  Accelerated vesting of
    stock options..........................                -                   -             19               706
  Cancellation of stock options............                -                   -            143                 -
  Amortization of deferred
   compensation............................                -                   -            168               168
  Exercise of stock options................                -                   -              -             2,003
  Net loss.................................                -                   -              -            (5,401)       $ (5,401)
                                                  -------------------------------------------------------------------------------
BALANCES, December 31, 1999................                -                   -           (270)           32,615
  Exercise of warrants.....................                -                   -              -                 -
  Issuance of warrants in connection
   with marketing and research and
   development agreements..................                -                   -              -               878
 Exercise of stock options.................                -                   -              -             3,075
 Issuance of shares under
      employee stock purchase plan.........                -                   -              -                34
   Issuance of stock options at less
      than fair market value...............                -                   -         (5,696)                -
   Amortization of deferred
      compensation.........................                -                   -          1,098             1,098
   Cancellation of stock options...........                -                   -          4,616                 -
   Issuance of stock and stock
      options in acquisition of SAI........                                    -                           32,153
   Issuance of stock in secondary
       offering............................                -                   -              -           244,427
   Issuance of stock in connection
       with marketing agreements...........                -                   -              -             3,761
   Net loss................................                -                   -              -           (70,647)       $(70,647)
   Foreign currency translation
       adjustment..........................              (19)                  -              -               (19)            (19)
   Unrealized loss on marketable
     securities............................             (553)                  -              -              (553)           (553)
                                                                                                                  ---------------
  Total comprehensive loss.................                                                                              $(71,219)
                                                  ----------------------------------------------------------------===============
BALANCES, December 31, 2000................       $     (572)              $   -        $  (252)         $246,822
                                                  ===============================================================

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2000, 1999, and 1998
                                (In Thousands)

                                                                                     2000       1999       1998
                                                                                   --------   --------   --------
OPERATING ACTIVITIES:
 Net loss........................................................................  $(70,647)  $ (5,401)  $(10,702)
 Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization..................................................     2,770      2,000      1,271
  Amortization of intangible assets..............................................     5,362      1,399        883
  Minority interest..............................................................         -                    36
  Loss on impairment of investments..............................................     4,128          -          -
  Noncash interest expense associated with original issue discount on debt.......       982          -         77
  In-process research and development............................................     8,300          -     10,500
  Provision for doubtful accounts................................................     5,824      1,245        739
  Noncash research and development expense.......................................       424          -          -
  Noncash sales and marketing expense............................................     7,001      1,930          -
  Noncash general and administrative expense.....................................     1,098        874        880
  Exchange of software for cost-method investments...............................   (12,868)    (1,168)         -
  Gain on sale of assets.........................................................    (1,347)    (9,419)         -
  Loss on sale of property and equipment.........................................         -        138          -
  Changes in operating assets and liabilities:
    Accounts receivable..........................................................    (4,567)    (8,185)    (5,828)
    Prepaids and other current assets............................................      (855)    (2,396)       (66)
    Deposits and other long-term assets..........................................      (127)       248       (205)
    Accounts payable and accrued liabilities.....................................     4,934        203      1,228
    Deferred revenue.............................................................    (1,407)     1,121       (617)
    Other long-term liabilities..................................................        46        127         26
                                                                                   --------   --------   --------
     Net cash used in operating activities.......................................   (50,949)   (17,284)    (1,778)
                                                                                   --------   --------   --------

INVESTING ACTIVITIES:
 Purchase of marketable securities...............................................   (55,548)         -          -
 Proceeds from the sale and maturity of marketable securities....................     6,000          -          -
 Purchase of SAI/Redeo companies, net of cash acquired...........................   (30,645)         -          -
 Purchase of iSold...............................................................    (2,453)         -          -
 Purchase of ELEKOM Corporation, net of cash acquired............................         -          -     (8,450)
 Purchase of property and equipment..............................................    (5,871)    (3,213)    (2,418)
 Purchase of investments.........................................................    (3,711)         -          -
 Purchase of minority interest in consolidated subsidiary........................         -          -       (392)
 Proceeds from sale of assets....................................................     1,864     12,006          -
 Proceeds from sale of property and equipment....................................         -         48          -
 Purchase of intangible software rights..........................................         -       (489)      (178)
                                                                                   --------   --------   --------
     Net cash (used in) provided by investing activities.........................   (90,364)     8,352    (11,438)
                                                                                   ========   ========   ========

                      CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
             For the Years Ended December 31, 2000, 1999, and 1998
                   (In Thousands, except shares and warrants)

                                                                                  2000            1999            1998
                                                                                --------         -------         -------
FINANCING ACTIVITIES:
 Proceeds from issuance of redeemable convertible preferred stock.........             -               -             150
 Proceeds from issuance of common stock in initial public offering........             -               -          21,962
 Proceeds from issuance of common stock related to secondary
   offering...............................................................       244,427               -               -
 Proceeds from the exercise of stock options..............................         3,075           2,003             179
 Proceeds from issuance of common stock related to employee stock
   purchase plan..........................................................            34               -               -
 Proceeds from long-term debt.............................................         5,000           7,000           1,645
 Repayments of long term debt and capital lease obligations...............        (7,028)           (743)         (3,505)
 Proceeds from exercise of warrants.......................................             -               -             612
 Payments to holder of minority interest..................................             -               -            (241)
                                                                                --------         -------         -------
  Net cash provided by financing activities...............................       245,508           8,260          20,802
                                                                                --------         -------         -------
Effect of exchange rate change on cash....................................           (19)              -               -
CHANGE IN CASH AND CASH EQUIVALENTS.......................................       104,176            (672)          7,586
CASH AND CASH EQUIVALENTS, beginning of year..............................        14,127          14,799           7,213
                                                                                --------         -------         -------
CASH AND CASH EQUIVALENTS, end of year....................................      $118,303         $14,127         $14,799
                                                                                ========         =======         =======

SUPPLEMENTAL CASH FLOW DISCLOSURE:
 Cash paid for interest...................................................      $    348         $   103         $   161
                                                                                ========         =======         =======

NONCASH TRANSACTIONS:
 Issuance of warrants to purchase 25,000 and 230,000 shares,
  respectively, of common stock in connection with marketing agreements...      $    454         $12,046         $     -
                                                                                ========         =======         =======
 Issuance of warrants to purchase 33,334 shares of common stock in
  connection with research & development arrangement......................      $    424         $     -         $     -
                                                                                ========         =======         =======
 Issuance of 39,118 shares of common stock in connection with marketing         $  3,761         $     -         $     -
  agreements..............................................................      ========         =======         =======
 Issuance of 1,148,000 shares of common stock and 163,200 of common             $ 32,153         $     -         $     -
  stock options in connection with SAI acquisition........................      ========         =======         =======
 Receipt of marketable securities in satisfaction of trade accounts             $  1,214         $ 1,168         $     -
  receivable..............................................................      ========         =======         =======
 Issuance of warrants to purchase 29,999 shares of common stock in              $      -         $   982         $     -
  connection with short-term borrowing....................................      ========         =======         =======
 Issuance of 1,391,000 shares of common stock in connection with the            $      -         $     -         $ 7,615
  acquisition of ELEKOM Corporation.......................................      ========         =======         =======
 Issuance of 225,000 shares of common stock, warrants to purchase
  300,000 shares of common stock, and note payable for purchase of the
  minority interest in consolidated subsidiary............................      $      -         $     -         $ 4,300
                                                                                ========         =======         =======

 Conversion of preferred stock............................................      $      -         $     -         $25,262
                                                                                ========         =======         =======
 Conversion of note payable for exercise of warrant.......................      $      -         $     -         $ 1,100
                                                                                ========         =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2000, 1999 and 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

  Clarus Corporation, a Delaware corporation, and its subsidiaries, (the "Company") develop, market, and support Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. The Company also provides implementation and ongoing customer support services as part of its complete procurement solutions.

Sale of Financial and Human Resources Software Business

  On October 18, 1999, the Company sold its financial and human resources software business (the "Assets") to Geac Computer Systems, Inc. and Geac Canada Limited for a total of approximately $13.9 million. Approximately $2.9 million of the purchase price was placed in escrow and subsequently settled during 2000. The Company recorded a gain in 1999 on the sale of the business of approximately $9.4 million and an additional gain of $1.3 million in 2000 upon settlement of the escrow and release of indemnifications. In connection with the sale of the Assets, the Company accelerated the vesting on certain options. The company recorded a non-cash compensation charge of approximately $706,000 during 1999 related to these options. License revenue from the financial and human resources software business for the years ended December 31, 1999 and 1998 were approximately $5.1 million, and $17.2 million, respectively. Services revenue from the financial and human resources software business for the years ended December 31, 1999 and 1998 were approximately $21.5 million, and $24.2 million, respectively.

Completion of Initial Public and Secondary Offerings

  On May 26, 1998, the Company completed an initial public offering (the "Offering") of 2.5 million shares at $10 per share, resulting in net proceeds of approximately $22.0 million.

  On February 19, 1998, the Company's board of directors approved a three-for-two stock split on the Company's common stock to be effected in the form of a stock dividend. All share and per share data in the accompanying consolidated financial statements have been adjusted to reflect the split.

  On March 10, 2000, the Company sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to the Company of approximately $244.4 million.

Summary of Significant Accounting Policies

 Basis of Consolidated Financial Statement Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $101.6 million in cash equivalents included in the accompanying consolidated balance sheet for the year ended December 31, 2000. The Company had no cash equivalents in 1999.

 Marketable Securities

  Marketable securities at December 31, 2000 consist of government notes and bonds, commercial paper, corporate debt and equity securities. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and reported as a separate component of accumulated other comprehensive income
(loss) until realized.

 Credit and Customer Concentrations

  The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million, of the gross accounts receivable balance on that date. During the year ended December 31, 2000, one customer accounted for more than 10%, totaling $3.8 million, of total revenue. During 1999 and 1998, no customer accounted for more than 10% of total revenue.

  During 2000 and 1999, the Company has sold $15.6 million and $3.1 million, respectively, of products and services to ten and one, respectively, early-stage technology companies in which the Company has also made investments. These companies are subject to significant risk due to the limited operating history and volatile industry-based economic conditions.

  During 2000, 20.6% of the Company's revenue was derived from international markets, none of which exceeded 10% in any one country. In 1999 and 1998, substantially all of our revenue was from U.S.-based companies.

 Property and Equipment

  Property and equipment consist of furniture, computers, other office equipment, purchased software, and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from two to seven years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

Property and equipment are summarized as follows (in thousands):

                                                            December 31,
                                                       ---------------------
                                                        2000           1999
                                                       ------         ------
Computers and equipment                                $8,190         $4,632
Purchased software                                      4,212          1,693
Furniture and fixtures                                  1,241          1,201
Leasehold improvements                                  1,024            875
                                                       ------         ------
                                                       14,667          8,401
Less accumulated depreciation and amortization          7,048          4,279
                                                       ------         ------
  Net property and equipment                           $7,619         $4,122
                                                       ======         ======

  The Company has included purchased software in property and equipment which represents the cost of purchased integration software tools and the cost of software acquired in connection with business combinations. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over two years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $766,000, $614,000 and $311,000 in 2000, 1999, and 1998,
respectively. Accumulated amortization related to purchased software totaled approximately $1.6 million and $850,000 at December 31, 2000 and 1999, respectively.

 Investments

  During 2000 and 1999, the Company made equity investments of $16.6 million and $1.1 million, respectively, in 11 privately held companies. The Company's interest in these entities range from 3.5% to 12.5% and the Company has accounted for these investments using the cost method of accounting. During the fourth quarter of 2000, the Company recorded a charge of $4.1 million for other than temporary losses in these investments. During the years ended December 31, 2000 and 1999, the Company recognized $15.6 and $3.1 million, respectively in license revenue from software sales to these companies. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and volatile industry-based economic conditions.

 Intangible Assets

  At December 31, 2000 and 1999, intangible assets were $58.2 million and $6.6 million, respectively, and include goodwill, developed technologies, assembled workforce and trade names and are being amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense related to these intangibles amounted to $5.4 million, $1.4 million and $883,000 in 2000, 1999 and 1998, respectively. At each balance sheet date, the Company assesses the recoverability of the intangible assets by determining whether the amortization of the asset balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired asset. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Accumulated amortization related to intangibles totaled $6.1 million and $784,000 at December 31, 2000 and 1999, respectively.

  Intangible assets are summarized as follows (in thousands):

                                                                                                      Useful
                                                                                                        Life
                                                                           2000          1999        (in  years)
                                                                           ----          ----        -----------
  Goodwill-ELEKOM.................................................       $  6,987        $6,987            10
  Goodwill-SAI/Rodeo..............................................         49,735             -             8
  Goodwill-iSold.com..............................................          1,948             -             4
  Developed technologies - SAI/Rodeo..............................          4,100             -             8
  Developed technologies - iSold.com..............................            506             -             3
  Assembled workforce.............................................            450             -             7
  Customer base...................................................            100             -             4
  Other...........................................................            534           446             3
                                                                         ----------------------
                                                                           64,360         7,433
  Less accumulated amortization...................................          6,146           784
                                                                         ----------------------
     Net intangible assets........................................       $ 58,214        $6,649
                                                                         ======================

 Long-Lived Assets and Long-Lived Assets to be Disposed of

   The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

 Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities include the following as of December 31, 2000 and 1999 (in thousands):

                                                                                     2000             1999
                                                                                    -------          ------
   Accounts payable.........................................................        $ 2,429          $2,094
   Accrued compensation, benefits, and commissions..........................          3,497           2,295
   Payable associated with iSold acquisition................................            900               -
   Other....................................................................          4,233           1,937
                                                                                    -------          ------
                                                                                    $11,059          $6,326
                                                                                    =======          ======

 Product Returns and Warranties

  The Company provides warranties for its products after the software is purchased for the period in which the customer maintains the Company's support of the product. The Company generally supports only current releases and the immediately prior releases of its products. The Company's license agreements do not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2000, 1999, and 1998.

 Fair Value of Financial Instruments

  The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments exceed their respective carrying values at December 31, 2000 and 1999.

 Revenue

  The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions". Accordingly, the Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

   SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. License fee revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance is recognized ratably over the maintenance term, which is typically 12 months and revenue allocated to training and other service elements is recognized as the services are performed.

   Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements.

  Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues. Deferred revenues at December 31, 2000 and 1999, were as follows (in thousands):

                                                                                     2000             1999
                                                                                    ------           ------
  Deferred revenues:
     Deferred license fees.................................................         $  328           $1,511
     Deferred services and training fees...................................            111              313
     Deferred maintenance fees.............................................          2,737            1,550
                                                                                    ------           ------
     Total deferred revenues...............................................          3,176            3,374
     Less current portion..................................................          2,295            3,081
                                                                                    ------           ------
     Noncurrent deferred revenues..........................................         $  881           $  293
                                                                                    ======           ======

  The Company has introduced in the past, and is expected to introduce in the future, product enhancements. As a result, deferred revenues resulting from contracts executed in a prior period are recognized in the quarter in which delivery of the new product occurs. This practice has, and will in the future, continue to cause fluctuations in revenue and operating results from period to period.

 Non-monetary Transactions

  The Company accounts for non-monetary transactions based on the fair value of the elements to the arrangement. During 2000 and 1999, the Company recognized $15.6 million and $3.1 million, respectively, in license revenue from software sales to privately held companies in exchange for investments in the respective customers for which a fair value of the equity is not readily available.

Accordingly, the Company recorded the fair value of the license revenue based on evidence of past sales that are specific to the Company and recorded the fair value of the investment in customers based on similar prices paid in cash by outside financial investors or valuations performed by third parties. As of December 31, 2000 the Company has made equity investments of $17.7 million, originally recorded at cost.

  As discussed at note 10, during 2000 and 1999, the Company issued shares of common stock and warrants to purchase the Company's common stock in exchange for sales and marketing and software development services. The Company recorded the noncash sales and marketing and research and development expenses, as well as the deferred components depending on the terms of the agreements, at the earlier of the performance commitment date or the date of completion based on the fair value of the Company's common stock or the fair value of the warrants using the Black-Scholes option-pricing model.

 Research and Development

  Research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company has defined technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the development costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Therefore, the Company has charged all software development costs to expense as incurred for the three years ended December 31, 2000.

 Stock-Based Compensation Plan

  The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123.

  Income Taxes

   Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities are based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

 Net Loss Per Share

   Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2000, 1999 and 1998 does not include the effect of common stock equivalents, calculated by the treasury stock method, at December 31, 2000, 1999 and 1998, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                             2000        1999        1998
                                                            -----        ----        ----
Effect of shares issuable under stock options               1,116         857         739
Effect of shares issuable pursuant to warrants to
 purchase common stock                                        167          25           4
                                                            -----------------------------
Total                                                       1,283         882         743


 Comprehensive Income (Loss)

   The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income
(loss) primarily consists of net income (loss), foreign currency translation adjustments, and unrealized gains and losses from available-for-sale investments and is presented in the consolidated statements of shareholders' equity as comprehensive income (loss).

Segment and Geographic Information

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

   In accordance with the provisions of SFAS No. 131, the Company has determined that during 2000 the Company operated in one principal business segment, e-commerce software solutions, across domestic and international markets. During 1999 and 1998 the Company operated in two business segments, e-commerce software solutions and ERP software solutions. The Company evaluated the performance of the segments based on revenues and gross margin of the segments. The Company did not allocate assets to reportable segments. The accounting policies of the segments are the same as those described above. Segment information for the years ended December 31, 1999 and 1998 are as follows (in thousands):

                                                         1999         1998
E-commerce revenue                                     $11,484       $   270
ERP revenue                                             26,658        41,370
                                                       -------       -------
Total Revenue                                          $38,142       $41,640

E-commerce gross margin                                $ 7,954       $    85
ERP gross margin                                        14,320        25,634
                                                       -------       -------
Total gross margin                                     $22,274       $25,719

  Substantially all of the Company's operating results and identifiable assets are in the United States.

New Accounting Pronouncements

    In September 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." Statement No. 138 is effective for the Company beginning January 2001. The new Statement requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. To date, the Company has not invested in derivative instruments nor participated in hedging activities and, therefore, does not anticipate there will be a material impact on the result of operations or financial position from Statements No. 133 or No. 138.

Reclassifications

  Certain prior year amounts have been reclassified to conform with the current year presentation.

2.    MARKETABLE SECURITIES

   Prior to 2000, the Company did not own any marketable securities. After the completion of the Company's follow-on offering, the proceeds were placed in investment grade cash equivalents and marketable securities. As of December 31, 2000, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with maturities between four and twelve months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale securities by major security type and class of security at December 31, 2000 were as follows (in thousands):

                                                              Gross            Gross
                                         Amortized          Unrealized      Unrealized          Fair
                                            Cost          Holding Gains    Holding Losses       Value
Commercial paper...............            $20,897             $ 46            $ (29)          $20,914
Corporate notes and bonds......             19,594               47                -            19,641
Government notes and bonds.....              4,709               13                -             4,722
Certificate of deposit.........              4,501               17                -             4,518
Equity securities..............              1,213                -             (799)              414
                                           -----------------------------------------------------------
    Total......................            $50,914             $123            $(828)          $50,209
                                           ===========================================================

   The maturities of debt securities classified as available-for-sale are less than one year from December 31, 2000.

   Proceeds from the sale and maturities of marketable securities available for sale were $6.0 million in 2000. The Company had no realized gains and had approximately $100,000 in realized losses included in the accompanying consolidated statements of operations for the year ended December 31, 2000.

   The gross unrealized holding gains and the gross unrealized holding losses for the cash equivalents at December 31, 2000 were approximately $159,000 and $7,000, respectively.

3.  ACQUISITIONS

Acquisition of the Services Subsidiary

  On February 5, 1998, the Company purchased from Technology Ventures, a former related party controlled by Joseph S. McCall, the remaining 20% ownership in a subsidiary, the Services Subsidiary, in which the Company was a majority owner, for a purchase price of approximately $4.5 million. Mr. McCall was a former shareholder and director of the Company. In exchange for the 20% interest in the Services Subsidiary, the Company (i) issued 225,000 shares of common stock to Technology Ventures, (ii) granted Technology Ventures a warrant to purchase an additional 300,000 shares of common stock at a purchase price of $3.67 per share, and (iii) agreed to pay Technology Ventures a monthly sum equal to 20% of the net profits of the Services Subsidiary until the earlier of the completion of the Offering or a sale of the Company. In addition, the Company agreed to pay Technology Ventures the sum of $1.1 million upon exercise of the warrant, but not later than February 5, 2000, pursuant to a nonnegotiable, noninterest-bearing subordinated promissory note. The Company imputed interest on the note payable based on its original terms and recognized interest during the period the note was outstanding. In November 1998, the warrant was exercised and the note payable was surrendered as payment for the warrant exercise price. The remaining unamortized discount of $89,000 on the note payable was reclassified to additional paid-in capital.

   The purchase price of the Services Subsidiary was determined by including the following: (i) 225,000 shares of common stock at $8 per share or $1.8 million,
(ii) a note payable of $1.1 million discounted for interest at 9% for two years, resulting in a net note payable of $934,000, (iii) cash paid of $62,000, (iv) 20% of net profits, totaling $330,000, for the period February 5, 1998, through the Offering, and (v) a warrant valued at $1.4 million determined using the Black-Scholes model and using expected volatility of 65%, an expected term of two years, and a risk-free rate of 5.5% to determine a value per share of $4.67 or a total value of $1.4 million. The Company has accounted for the transaction using the purchase method of accounting. The purchase price has been allocated to assets acquired and liabilities assumed based on the fair market value at the date of acquisition. Goodwill resulting from the transaction was being amortized over 15 years until the sale of the ERP business in October of 1999 at which time the unamortized balance was included as a reduction to the gain on the sale of the ERP assets. The Services Subsidiary was merged into the Company in 1999.

Acquisition of ELEKOM Corporation

   On November 6, 1998, the Company completed its acquisition of ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares, valued at $5.52 per share, of the Company's common stock. ELEKOM was merged with and into Clarus CSA, Inc., a wholly owned subsidiary of the Company, and the separate existence of ELEKOM ceased. The Company, as additional purchase price, recorded (i) payments of $500,000 made to fund the operations of ELEKOM from October 1, 1998 through the closing date and (ii) expenses of approximately $1.0 million to complete the merger. The Company allocated $10.5 million of the purchase price to in-process research and development. The remainder of the excess of the purchase price over the tangible assets acquired of approximately $6.9 million was assigned to goodwill and the remaining balance is being amortized over ten years.

Acquisition of iSold.com

   On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The purchase consideration was approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 is due in April 2001. The acquisition was treated as a purchase for accounting purposes with approximately $500,000 of the purchase consideration allocated to developed technologies and approximately $2.0 million to goodwill. The developed technologies are being amortized over 36 months and the goodwill is being amortized over 48 months.

Acquisition of the SAI/Redeo Companies

   On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following variables: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 2 years) and acquisition costs of approximately $995,000. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company evaluated the developed technologies and in-process research and development to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million to in-process research and development in the second quarter of 2000.

   The following unaudited pro forma information presents the results of operations of the Company as if the SAI/Redeo acquisition had taken place on January 1, 1999, and excludes the write-off of in-process research and development of $8.3 million and the results of operations of iSold.com due to the related amounts being immaterial (in thousands, except per share amounts):

                                                     Years ended
                                                     December 31,
                                                   2000       1999
                                                ---------------------


            Revenues                            $ 34,929     $ 41,775
            Net loss                             (66,521)     (14,856)
          Basic earnings per share:
            Net loss per common share           $  (4.47)    $  (1.21)
            Equivalent number of shares           14,894       12,245
          Diluted earnings per share:
            Net loss per common share           $  (4.47)    $  (1.21)
            Equivalent number of shares           14,894       12,245

4. RELATED-PARTY TRANSACTIONS

   During 1998, the Company engaged in a number of transactions with McCall Consulting Group, Inc. ("McCall Consulting Group") and Technology Ventures, L.L.C. ("Technology Ventures"), entities controlled by Joseph S. McCall, a former shareholder and director of the Company. In the opinion of management, the rates, terms, and considerations of the transactions with related parties approximate those with non-related entities.

   Expenses relating to services provided by McCall Consulting Group were approximately $220,000 for the year ended December 31, 1998. No services were provided in 1999 or 2000.

   In February 1998, the Company entered into an agreement with Mr. McCall whereby he resigned as the Company's chief executive officer and as chairman, chief executive officer, and manager of the Services Subsidiary. Mr. McCall remained an employee of the Company until the completion of the Offering in May 1998, at which time he became a consultant to the Company for a period of one year pursuant to the terms of an independent contractor agreement. In recognition of past services to the Company, and resignations of certain positions noted above, the Company paid to Mr. McCall a lump sum of $225,000 on June 30, 1998, and also agreed to pay Mr. McCall severance of $75,000 payable over a one-year period. For his consulting services, the Company paid Mr. McCall the sum of $125,000 over the one-year period from the date of the Offering, with the ability to earn an additional $100,000 in incentive compensation if certain revenue targets were met by the Company. The Company paid $124,000 and $107,000 to Mr. McCall under this consulting agreement during the years ended December 31, 1999 and 1998, respectively. No payments were made to Mr. McCall in 2000.

5. INCOME TAXES

   For financial reporting purposes, losses from continuing operations before income taxes includes the following components (in thousands):

                                                        Year ended
                                                       December 31,
                                    -----------------------------------------
                                        2000           1999           1998
                                    -----------     ----------     ----------
     Pretax income (loss):
          United States             $   (51,805)    $   (5,401)    $  (10,702)

          Foreign                       (18,842)            --             --
                                     ----------      ---------     ----------
                                    $   (70,647)    $   (5,401)    $  (10,702)
                                    ===========     ==========     ==========

   The Company files a consolidated income tax return with its wholly-owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2000 are as follows (in thousands):

                                                         Year ended
                                                        December 31,
                                            -----------------------------------
                                                2000         1999        1998
                                            ----------     --------    --------

     Current:
      Federal                               $       --     $     --    $     98
      State                                         --           --          12
      Foreign                                       --           --          --
                                             ---------     --------    --------
                                                    --           --         110
                                             ---------     --------    --------

     Deferred:
      Federal                                  (16,216)      (1,473)        (98)
      State                                     (2,700)        (173)        (12)
      Foreign                                   (1,863)          --          --
                                             ---------     --------    --------
                                               (20,779)      (1,646)       (110)
     Change in valuation allowance for
      deferred income taxes                     20,779        1,646         110
                                            ----------     --------    --------
                                            $       --     $     --    $     --
                                            ==========     ========    ========

   The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the three years ended December 31, 2000:

                                                                             Year ended
                                                                            December 31,
                                                                 ---------------------------------
                                                                   2000         1999         1998
                                                                 -------      --------     -------
     "Expected" tax (benefit)                                      (34.0)%       (34.0)%     (34.0)%
     (Increase) decrease in income taxes resulting from:
      State income taxes, net of federal income taxes               (3.7)         (4.0)       (4.0)
      Other, net                                                     0.7           0.8         1.7
      Nondeductible goodwill                                         2.5           6.7          --
      Nondeductible acquired research and development                4.0            --        37.3
     Income tax effect attributable to foreign operations            1.1            --          --
     Increase (decrease) in valuation allowance                     29.4          30.5        (1.0)
                                                                 -------      --------     -------

     Provision (benefit) for income taxes                             --%           --%         --%
                                                                 =======      ========     =======

   Deferred income tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2000 and 1999 are as follows (in thousands):

                                                                              December 31,
                                                                        -----------------------
                                                                           2000          1999
                                                                        ---------     ---------
     Deferred income tax assets:
       Net operating loss and research and experimentation credit
        carryforwards                                                   $  23,980     $  10,900
       Allowance for doubtful accounts                                      1,509           103
       Depreciation and amortization                                          540           219
       Noncash compensation                                                 4,719           733
       Accrued liabilities                                                    385             9
       Reserves for investments                                             1,610             -
                                                                        ---------     ---------

                                                                        ---------     ---------
       Net deferred income tax assets before valuation allowance           32,743        11,964
       Valuation allowance for deferred income tax assets                 (32,743)      (11,964)
                                                                        ---------     ---------
       Net deferred income tax assets                                   $       -     $       -
                                                                        =========     =========

     During 1998, the Company used $110,000 of the net operating loss carryforwards to eliminate current income taxes payable. The Company reversed the valuation allowance on the net operating loss carryforwards that were used and set up a valuation allowance for the deferred income tax assets created during that year.

   The net increase (decrease) in the valuation allowance for deferred income tax assets for 2000, 1999, and 1998 was $20.8 million, $1.6 million, and ($110,000), respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

   At December 31, 2000, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $55.0 million, $657,000 and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately U.S. $7.0 million that are available to offset future taxable income in foreign jurisdictions.

   The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

6. DEBT

   The Company's short- and long-term debt consists of the following as of December 31, 2000 and 1999 (in thousands):

                                                                                2000        1999
                                                                               ------      ------
   Convertible subordinated promissory note with a commercial bank,
which is also a customer, due March 15, 2005, interest at 4.5%                 $5,000      $    -

   Note payable, payable the earlier of April 30, 2000 or the completion of a secondary offering of the Company's common stock, secured by substantially all the assets of the Company, interest at prime plus
3% (11.5% at December 31, 1999), net of discount of approximately
$980 as of December 31, 1999.............................................           -       6,018

   Note payable to a financing company, payable in monthly installments of approximately $2 through November 2000, secured by certain
company assets, bearing interest at 8%...................................           -          16
   Capital lease obligations.............................................           -          12
                                                                               ------      ------
                                                                                5,000       6,046

   Less current portion of long-term debt................................           -       6,046
                                                                               ------      ------
                                                                               $5,000      $    -
                                                                               ======      ======

   The Company entered into a $5.0 million convertible subordinated promissory note (the "Note") with a commercial bank who is also a major customer on March 14, 2000 which is due March 15, 2005. The note provides for the ability of the holder to convert, at its option, all or any portion of the principal of the

Note into common stock of the Company at the price of $147.20 per share. If at any time after the date of the Note the quoted price per share of the Company's common stock exceeds 200% of the conversion price then in effect for at least 20 trading days in any period of 30 consecutive trading days, the Company has the right to require that the holder of the Note convert all of the principal of the
Note into common stock of the Company at the price of $147.20 per share.

     In 1999, the Company entered into financing agreements for $7.0 million. In connection with the financing, the Company issued warrants to purchase 29,999 shares of common stock at an exercise price of $53.69 per share. The Company recorded the value of the warrants of approximately $980,000 as original issue discount to be amortized to interest expense over the life of the bridge financing. The entire $7.0 million plus interest was paid during the first quarter of 2000. As a result, the entire value of the warrants was amortized in the period ending March 31, 2000. Additionally, the Company paid approximately $700,000 in debt issuance costs that were amortized in the period ended March 31, 2000. These costs were included in prepaids and other current assets in the accompanying December 31, 1999 consolidated balance sheet.

7. ROYALTY AGREEMENTS

     The Company is a party to royalty and other equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $139,000, $1.3 million, and $1.8 million in royalty fees for the years ended December 31, 2000, 1999, and 1998, respectively, pursuant to these agreements. The royalty fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations.

8. EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $93,000 in 2000. The Company did not make matching or discretionary profit-sharing contributions in 1999 or 1998.

     On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans") which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan up to a maximum of $12,500 per year. A maximum of 750,000 shares of common stock may be purchased under the Plans. Common stock is purchased in the open market on behalf of the participants. During the year ended December 31, 2000, 3,883 shares were issued under the Plans. As of December 31, 2000, there were 69 and 20 participants in the U.S. Plan and the Global Plan, respectively.

9. STOCK OPTION PLANS

     The Company has a stock option plan for employees, consultants, and other individual contributors to the Company, which enables the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. The nonqualified options are to be granted at an exercise price of not less than 85% of the fair market value at the date of grant. The compensation committee determines the period within which options may be exercised, but no option may be exercised more than ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for seven years from the grant date and generally vest over a four-year period from the date of grant.

     The 1992 Plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 2000, no such awards have been granted under the 1992 Plan.

     The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in the first quarter of 1998. Under the 1998 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants. The 1998 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and shareholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares of common stock for issuance under the 1998 Plan. The aggregate number of shares of common stock that may be granted through awards under the 1998 Plan to any employee in any calendar year may not exceed 200,000 shares. The 1998 Plan will continue in effect until February 2008 unless terminated sooner.

     In the third quarter of 2000, the Company granted 18,750 options from the 1998 Plan to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant and compensation expense of approximately $116,000 was recognized. Forty percent of these options will be fully vested on June 13, 2001 and the remainder will vest quarterly through July 30, 2001.

     Upon the acquisition of the SAI/Redeo Companies on May 31, 2000, the Company assumed the Stock Incentive Plan of Software Architects International, Limited (the "SAI Plan"), and the options outstanding. The SAI Plan enables the Company to grant up to 750,000 nonqualified stock options. The Company may grant options to eligible participants who must be employees of the Company or its subsidiaries or consultants, but not directors or officers of the Company.

     During 2000, the Board of Directors approved and the Company issued 176,687 nonqualified stock options that were independent of the 1992 Plan and the 1998 Plan to certain employees of the Company. These options were issued at fair market value and vest over a four-year period in accordance with the Company's standard vesting schedule. Additionally, the Board of Directors approved and the Company issued 160,000 nonqualified stock options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. These options were independent of the 1992 Plan and the 1998 Plan. Fifteen percent of these options vested immediately and the remainder vested over a four-year period in accordance with the Company's standard vesting schedule. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those already vested were forfeited. As a result of the options forfeited, the Company reversed approximately $1.1 million of compensation expense in the fourth quarter of 2000 that had previously been recognized during 2000.

     Total options available for grant under all plans as of December 31, 2000 were 976,484.

     The Company applies the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, the Company recognizes deferred compensation when the exercise price of the options granted is less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. The deferred compensation is presented as a component of equity in the accompanying consolidated balance sheets and is amortized over the periods expected to be benefited, generally the vesting period of the options.

     During 2000 and 1998, the Company granted options with exercise prices below the fair market value at the date of grant. Accordingly, the Company recorded deferred compensation of approximately $5.7 million and $1.1 million for options granted during the years ended December 31, 2000 and 1998, respectively. The 2000 expense includes $814,500 of expense related to options issued below market value that vested immediately, discussed above, and approximately $116,000 of expense related to options issued below fair market value granted to a board member, discussed above. The Company amortizes deferred compensation over the vesting period of the options. The Company amortized to noncash compensation expense approximately $1,098,000, $874,000, and $880,000 of the deferred compensation related to these option grants for the years ended December 31, 2000, 1999, and 1998, respectively. The noncash compensation expense for 1999 and 1998 includes the effect of the Company's acceleration of vesting on certain options that were granted in the first quarter of 1998 and third quarter of 1999. The Company recorded noncash compensation expense of approximately $705,000 in 1998 related to this acceleration. Additionally, in 1999, upon the sale of its financial and human resources software business, the Company accelerated the vesting on options to certain employees. As a result of the acceleration of vesting, the Company recorded a noncash charge of approximately $706,000 for the year ended December 31, 1999, representing the value of the options on the date of the acceleration and the removal of the remaining unamortized deferred compensation of approximately $19,000.

     A summary of changes in outstanding options during the three years ended December 31, 2000 is as follows:

                                                                                                                  Weighted
                                                                                                                   Average
                                                                                                                  Exercise
                                                                  Shares                     Price                  Price
                                                                  -------                    -----                  -----
  December 31, 1997....................................                 1,359,640         $0.67-$  3.67             $ 2.07
    Granted............................................                 1,071,322         $3.67-$ 10.00             $ 7.29
    Canceled...........................................                  (147,413)        $0.67-$ 10.00             $ 3.16
    Exercised..........................................                  (199,546)        $0.67-$  3.67             $ 0.90
                                                         --------------------------
  December 31, 1998....................................                 2,084,003         $0.67-$ 10.00             $ 4.79
    Granted............................................                 1,436,320         $3.50-$ 62.00             $15.50
    Canceled...........................................                  (802,991)        $0.67-$ 18.88             $ 5.48
    Exercised..........................................                  (572,318)        $0.67-$ 12.06             $ 3.50
                                                         --------------------------
  December 31, 1999....................................                 2,145,014         $0.67-$ 62.00             $12.05
    Granted............................................                 2,104,732         $6.13-$136.00             $31.06
    Canceled...........................................                  (440,631)        $0.67-$128.13             $25.53
    Exercised..........................................                  (541,993)        $0.67-$ 59.00             $ 5.67
                                                         --------------------------
  December 31, 2000....................................                 3,267,122         $0.67-$136.00             $23.51

  Vested and exercisable at December 31, 2000..........                   564,081                                   $16.86
                                                         ==========================
  Vested and exercisable at December 31, 1999..........                   525,845                                   $ 5.55
                                                         ==========================
  Vested and exercisable at December 31, 1998..........                   564,790                                   $ 3.92
                                                         ==========================

  For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                2000                  1999                1998
                                                          ----------            ----------          ----------
  Dividend yield..................................                 0%                    0%                  0%
  Expected volatility.............................                90%                   60%                 65%
  Risk-free interest rate at the date of grant....        3.44%-6.60%           4.64%-6.38%         4.10%-5.68%
  Expected life...................................        Four years            Four years          Four years

  Using these assumptions, the fair values of the stock options granted during these years ended December 31, 2000, 1999, and 1998, are approximately $49.0 million, $6.0 million, and $2.2 million respectively, which would be amortized over the vesting period of the options. Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for each of the years in the three-year period ended December 31, 2000, would have been as follows (in thousands, except per share amounts):

                                                                      2000           1999           1998
                                                                    --------       --------       --------
  Net loss:
    As reported...............................................      $(70,647)      $ (5,401)      $(10,702)

    Pro forma in accordance with SFAS No. 123.................      $(79,320)       $(6,275)      $(11,009)
  Basic and diluted net loss per share:
    As reported...............................................      $  (4.90)       $ (0.49)      $  (1.70)
    Pro forma in accordance with SFAS No. 123.................      $  (5.50)       $ (0.57)      $  (1.74)

  The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant for the number of options outstanding as of December 31, 2000:

                                                                  Weighted
                                     Number                        Average         Number
              Exercise              of Shares       Weighted      Remaining       of Shares       Weighted
               Price               Outstanding      Average      Contractual     Exercisable      Average
               Range               at 12/31/00       Price      Life (Years)     at 12/31/00       Price
     =======================================================================================================

     $ 0.67 -    $7.84              1,067,917      $ 4.95          5.41              274,116       $ 4.48
     $ 8.00 -   $35.13                923,174      $17.46          5.78              147,941       $14.36
     $35.38 -   $49.19              1,092,607      $39.97          6.36              115,052       $40.52
     $50.06 -  $136.00                183,424      $63.89          6.19               26,972       $55.62
                                  -------------                                   ------------
                                    3,267,122      $23.51                            564,081       $16.86
                                  =============                                   ============

     The weighted average grant date fair value of options granted during the years ended December 31, 2000, 1999, and 1998, was $23.27, $17.63, and $7.33
respectively.

     Subsequent to December 31, 2000, the Company granted options to purchase 525,450 shares of common stock at exercise prices ranging from $5.56 to $9.13 per share.

10.   STOCKHOLDERS' EQUITY

Common Stock

     During 2000, the Company entered into agreements with three strategic partners to provide various sales and marketing efforts on behalf of the Company in exchange for approximately 22,500, 6,000 and 10,618 shares of the Company's common stock, respectively. The value of which, represented the closing price of the Company's common stock on the date prior to issuance. The fair values for these shares were $115, $70.63, and $70.63, respectively. The total value of these common stock grants was approximately $3.8 million. The sales and marketing agreement signed with one strategic partner also included cash payments of $300,000 in each of the last two years of the related agreement.
The Company recorded the fair value of the common stock and the cash payments as a deferred sales and marketing expense in the accompanying consolidated balance sheet. The Company amortized as noncash sales and marketing expense approximately $825,000 during 2000 related to these agreements. The remainder of the balance will be amortized over service periods ranging from three to five years.

Preferred Stock

     The Company is authorized to issue 5.0 million shares of preferred stock. No shares have been issued. In connection with the Company's initial public offering, the original preferred stock outstanding on the date of the Offering was converted to approximately 4.8 million shares of common stock.

Warrants

     In connection with the Company's financing during 1997, the Company issued warrants to purchase 70,232 shares of common stock at a price of $6.40 per share. As of December 31, 2000, 12,285 of these warrants remain outstanding of which 4,095 shares and 8,190 shares expire June 4, 2001 and August 4, 2001, respectively.

     In connection with the 1999 financing discussed in Note 6, the Company issued warrants to purchase 29,999 shares of common stock at an exercise price of $53.69 per share. The expiration date of these warrants is December 28, 2002. The warrants remain outstanding at December 31, 2000.

     During 1999, the Company issued warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $10.00 to $53.75 per share, which will expire in December of 2002. These warrants were issued to certain strategic partners in exchange for the agreement to be party to a sales and marketing agreement between the Company and the strategic partner to provide various sales and marketing efforts on behalf of the Company. The total fair market value of the warrants was approximately $11.9 million, determined using the Black-Scholes option-pricing model with the following variables: the respective fair market value of the Company's stock at the date of grant, no expected dividend yield, volatility of 60%, risk-free interest rate of 6.24%, and an expected life of two years. These amounts were recorded as additional paid-in capital and deferred sales and marketing expense in the accompanying consolidated balance sheet for the year ended December 31, 1999. The Company has amortized to sales and marketing expense approximately $7.0 million and $1.9 million related to these agreements during the years ended December 31, 2000 and 1999, respectively. The remainder of the value of the warrants will be amortized over periods ranging from nine months to two years, reflecting the terms of the sales and marketing agreements. The warrants remain outstanding at December 31, 2000.

     During 1999, the Company issued 5,000 warrants to a customer as a sales incentive to enter into a software license agreement. The warrants have an exercise price of $53.21 per share and allow the holder to purchase the Company's common stock at any time prior to December 31, 2002. The fair market value of the warrants at the date of issuance was $101,000 determined using the Black-Scholes options pricing model with the following variables: no expected dividend yield, volatility of 60%, risk-free interest rate of 6.24%, and a contractual life of 2 years. This amount was recorded as additional paid-in capital and deferred license revenue in the accompanying consolidated balance
sheet for the year ended December 31, 1999.   In June 2000, the customer earned
the 5,000 warrants as a result of entering into a software license agreement. This amount was recorded as a charge to software license revenue in the 2000 statement of operations. The warrants remain outstanding at December 31, 2000.

     During 1999, the Company entered into a reseller agreement with a third party. This agreement provides for the ability of the reseller to sell the Company's products in a certain territory. The Company will receive payments from the reseller based on the sales to end users but will also receive minimum royalty amounts from the reseller as indicated in the agreement. The Company will recognize this fee under this arrangement as the product is sold to the end user by the reseller. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of common stock of the Company if certain revenue targets are met. No warrants were earned under the agreement and the agreement was terminated in the fourth quarter of 2000.

     During 1999, the Company entered into an agreement with two strategic partners to provide various sales and marketing efforts on behalf of the Company in exchange for a maximum of 25,000 warrants each to be earned pro-rata on a quarterly basis over the first three quarters of 2000. One of the strategic partners failed to earn any of the 25,000 warrants while the other strategic partner met the predetermined sales and marketing milestones and earned all of the 25,000 warrants, 8,333 each during the first three quarters of 2000. The exercise price of these warrants was $53.75 per share and allows the holder to purchase the Company's stock any time prior to October 31, 2003. The fair market value of the warrants at the end of each quarter was $303,000, $111,000 and $39,000 on the respective grant date, determined using the Black-Scholes option-pricing model with the following variables: the respective fair market value of the Company's stock at the date of grant, no expected dividend yield, volatility
of 110%, risk-free interest rate of 6.3%, and an expected life of one year.   As
a result, the Company recognized $454,000 as noncash sales and marketing expense in the accompanying consolidated financial statements. The 25,000 warrants remain outstanding at December 31, 2000.

     During 2000, the Company entered into an agreement with a third party to develop certain software that the Company intends to sell in the future in exchange for a maximum of 50,000 warrants, 33,334 and 16,666 to be earned 90 and 120 days from the commencement of the project, respectively. The developer met the first predetermined milestone and earned the 33,334 warrants while the remaining 16,666 were forfeited. The exercise price of the 33,334 warrants was $56.78 per share and allows the holder to purchase the Company's stock any time prior to March 31, 2003. The fair market value of the warrants on date of grant was $424,000, determined using the Black-Scholes option-pricing model with the following variables: the fair market value of the Company's stock at the date of grant, no expected dividend yield, volatility of 110%, risk-free interest rate of 6.3%, and an expected life of one year. These amounts were recorded as additional paid-in capital and noncash research and development expense in the accompanying consolidated financial statements accordingly. The warrants remain outstanding at December 31, 2000.

11.  COMMITMENTS AND CONTINGENCIES

Leases

     The Company rents certain office space, telephone, and computer equipment under noncancelable operating leases. Rents charged to expense were approximately $1,859,000, $1,679,000, and $918,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Aggregate future minimum lease payments under noncancelable operating leases as of December 31, 2000, are as follows (in thousands):

       Year ending December 31,

             2001..............................................     $1,751
             2002..............................................      1,395
             2003..............................................      1,381
             2004..............................................      1,416
             2005..............................................      1,452
             Thereafter........................................      1,052
                                                                 ----------
             Total                                                  $8,447
                                                                 ==========
Sales and Marketing Agreements

     During 2000, the Company entered into a sales and marketing agreement with a strategic partner in which the Company issued warrants in exchange for the partner agreeing to provide various sales and marketing efforts on behalf of the Company. The total term of the agreement is five years, of which the warrants were in consideration for the first three years of sales and marketing efforts. The Company is required to pay the strategic partner $300,000 annually for the fourth and fifth years of the agreement. The Company is carrying this commitment in other long-term liabilities in the accompanying consolidated balance sheet.

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

Litigation

     The Company is involved in claims and other legal actions arising out of the ordinary course of business. Additionally, several shareholder class action lawsuits were filed against the Company following the public announcement of its financial results for the third quarter of 2000. The Company and certain directors and officers were named as defendants in fourteen putative class action lawsuits filed on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits were later consolidated into one case.

     The class action complaints allege claims against the Company and other defendants for violations of certain sections of the Securities Exchange Act of 1934 with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to the business, results of operations, financial condition and future prospects. The complaints alleged that as a result of these misrepresentations, the market price of the Company's common stock was artificially inflated during the class periods. The class action complaints focus on statements made concerning an account receivable of one customer. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. The Company believes that it has complied with its obligations under the Federal securities laws and intends to defend these lawsuits vigorously.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Arthur Andersen LLP was previously our principal accountant. On June 6, 2000, we terminated Arthur Andersen LLP's appointment as our principal accountant and KPMG LLP was appointed as our principal accountant. The decision to change accountants was approved by our audit committee and our full board of directors.

     During the two fiscal years ended December 31, 1999, and the subsequent interim period from January 1, 2000 through June 6, 2000, there were no disagreements between us and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

     None of the "reportable events" described under Item 304(a)(1)(v) of Regulation S-K occurred within 1998 and 1999 and the subsequent interim period through June 6, 2000.

     The audit reports of Arthur Andersen LLP on our financial statements as of and for the fiscal years ended December 31, 1999 and 1998, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

     During our fiscal years ended December 31, 1999 and December 31, 1998, and the subsequent interim period through June 6, 2000, we did not consult with KPMG LLP regarding any of the matters or events set forth in Item 304 (a)(2)(i) and
(ii) of Regulation S-K.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with our 2001 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2001 Annual Stockholders Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in the Proxy Statement used in connection with our 2001 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with our 2001 Annual Stockholders' Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON F0RM 8-K

Financial Statements, Financial Statement Schedules and Exhibits

     (a)  Financial Statement Schedule

          (1)  Schedule II Valuation and Qualifying Accounts

     (b)  Exhibits

  Exhibit
  Number       Exhibit
----------     -------

     3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to Company's Registration on Form S-4 (File No. 333-63535)).

     3.2 Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 4.1 of the Company's Form 10-Q filed on August 14, 2000).

     3.3 Amended and Restated Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to Company's Registration on Form S-4 (File No. 333-63535)).

     4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

     4.2       Specimen Stock Certificate (Incorporated by reference from
               Exhibit 9.1 to Company's Registration on Form S-1 (File No. 333-46685)).

     4.3       Form of Vendor Warrant Agreement (Incorporated by reference from
               Exhibit 4.3 to the Company's Form 10-K filed on March 30, 2000).

     10.1 Asset Purchase Agreement between the Company and Geac Computer Systems, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8-K filed on August 30, 1999).

     10.2 Intellectual Property Rights Purchase Agreement between the Company and Geac Canada Limited (Incorporated by reference from
               Exhibit 2.2 to the Company's current report on Form 8-K filed on August 30, 1999).

     10.3 Indemnification Agreement between the Company and Geac Computer Systems, Inc. (Incorporated by reference from Exhibit 2.3 to the Company's current report on Form 8-K filed on August 30, 1999).

     10.4 First Amendment to Intellectual Property Rights Purchase Agreement (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K/A filed on December 15, 1999).

     10.5      Securities Purchase Agreement (Incorporated by reference from
               Exhibit 99.1 to the Company's Form 8-K filed on March 20, 2000).

     10.6 Convertible Subordinated Promissory Note (Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K filed on March 20, 2000).

     10.7 Stock Purchase Agreement dated May 31, 2000 by and among Clarus Corporation, SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (the "Companies") and the shareholders of the Companies (Incorporated by reference from Exhibit 2.1 of the Company's Form 8-K filed on June 13, 2000).

     10.8      Patent License Agreement (Incorporated by reference from Exhibit
               10.2 of the Company's Form 10-Q filed on August 14, 2000).

     10.9 Amended and Restated Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q filed on August 14, 2000).

     10.10     Employee Stock Purchase Plan (Incorporated by reference from
               Exhibit 10.3 of the Company's Form 10-Q filed on August 14,
               2000).

     10.11 Global Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.4 of the Company's Form 10-Q filed on August 14,
               2000).

     10.12 Form of Nonqualified Stock Option Agreement (Incorporated by reference from Exhibit 10.5 of the Company's Form 10-Q filed on August 14, 2000).

     10.13 Stock Incentive Plan of Software Architects International, Limited (Incorporated by reference from Exhibit 2.2 of the Company's Form 8-K filed on June 13, 2000).

  Exhibit
  Number       Exhibit
----------     -------

     10.14 2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan (Incorporated by reference from Exhibit 2.3 of the Company's Form 8-K filed on June 13, 2000).

     10.15 Employment Agreement between the Company and Stephen P. Jeffery. (Incorporated by reference from Exhibit 10.8 of the Company's Form 10-Q filed on August 14, 2000).

     10.16 Employment Agreement between the Company and Mark D. Gagne (Incorporated by reference from Exhibit 10.9 of the Company's Form 10-Q filed on August 14, 2000).

     10.17 SQL 1992 Stock Option Plan, effective November 22, 1992 (Incorporated by reference from Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)).

     10.18 Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July 24, 1998 (Incorporated by reference from Exhibit
               10.18 of the Company's Form S-4 Registration Statement (File No. 333-63535)).

     10.19 Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan Life Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement (File No. 333-63535)).

     10.20 Amendment to 1992 Stock Option Plan. (Incorporated by reference from Exhibit 10.2 of the Company's Form 10-K filed on March 30,
               2000).

     16.1      Letter from Arthur Andersen LLP (Incorporated by reference from
               Exhibit 16.1 of the Company's current report on Form 8-K filed on June 12, 2000).

     21.1      List of Subsidiaries.

     23.1      Consent of KPMG LLP.

     23.2      Consent of Arthur Andersen LLP.

     99.1 Independent Auditors' Report of KPMG LLP on Financial Statement Schedule.

     99.2 Report of Independent Public Accountants, Arthur Andersen LLP, on Financial Statement Schedule.

       (c)     Reports on Form 8-K filed in the fourth quarter of 2000. -- None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLARUS CORPORATION

Date: March 21, 2001

                              By: /s/ Stephen P. Jeffery
                                  ---------------------------------------
                                  Stephen P. Jeffery,
                                  Chairman, Chief Executive Officer and
                                  President

              Signature                                Title                                             Date
-------------------------------------- ---------------------------------------------        -------------------------------
/s/ Stephen P. Jeffery                  Chairman, Chief Executive Officer, President         March 21, 2001
--------------------------------------      (principal executive officer) and Director
Stephen P. Jeffery

/s/ James J. McDevitt                   Chief Financial Officer (principal financial and     March 21, 2001
--------------------------------------       accounting officer)
James J. McDevitt

/s/ Tench Coxe                          Director                                             March 21, 2001
--------------------------------------
Tench Coxe

/s/ Donald L. House                     Director                                             March 21, 2001
--------------------------------------
Donald L. House

/s/ Mark A. Johnson                     Director                                             March 21, 2001
--------------------------------------
Mark A. Johnson

/s/ Said Mohammadioun                   Director                                             March 21, 2001
--------------------------------------
Said Mohammadioun

/s/ Brady L. Rackley, III               Director                                             March 21, 2001
--------------------------------------
Brady L. Rackley, III

                                  Schedule II

                       Valuation and Qualifying Accounts
                      Clarus Corporation and Subsidiaries
             For the years ended December 31, 2000, 1999, and 1998
 Allowance for Doubtful Accounts, Returns and Valuation Allowance for Deferred
                               Income Tax Assets

                                                         Balance at    Charged to    Charged to                      Balance at
                                                        Beginning of   Costs and        Other                          End of
                                                           Period       Expenses      Accounts        Deductions       Period
---------------------------------------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts

       1998                                              $   284,000      739,000    54,000   (a)     676,000            401,000
       1999                                                  401,000    1,245,000         0         1,375,000  (b)   $   271,000
       2000                                                  271,000    5,824,000         0         2,178,000          3,917,000

Allowance for Returns

       1998                                                   54,000            0   (54,000)  (a)           0                  0
       1999                                                        0            0         0                 0                  0
       2000                                                        0            0         0                 0                  0

Valuation Allowance for Deferred Income Tax Assets

       1998                                               10,428,000            0         0           110,000         10,318,000
       1999                                               10,318,000    1,646,000         0                 0         11,964,000
       2000                                               11,964,000   20,779,000         0                 0         32,743,000

(a) amounts were reclassified from the returns reserve to the bad debt reserve
(b) of this amount, $537,000 was transferred as part of the sale of the financial and human resources software business.

                                 EXHIBIT INDEX


 Exhibit
 Number    Exhibit
--------   -------

  3.1 Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference from Exhibit 3.1 to Company's Registration on Form S-4 (File No. 333-63535)).

  3.2 Amendment to Amended and Restated Certificate of Incorporation (Incorporated by reference from Exhibit 4.1 of the Company's Form 10-Q filed on August 14, 2000).

  3.3 Amended and Restated Bylaws of the Company (Incorporated by reference from Exhibit 3.2 to Company's Registration on Form S-4 (File No. 333-63535)).

  4.1 See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

  4.2      Specimen Stock Certificate (Incorporated by reference from Exhibit
           9.1 to Company's Registration on Form S-1 (File No. 333-46685)).

  4.3      Form of Vendor Warrant Agreement (Incorporated by reference from
           Exhibit 4.3 to the Company's Form 10-K filed on March 30, 2000).

 10.1 Asset Purchase Agreement between the Company and Geac Computer Systems, Inc. (Incorporated by reference from Exhibit 2.1 to the Company's current report on Form 8-K filed on August 30, 1999).

 10.2 Intellectual Property Rights Purchase Agreement between the Company and Geac Canada Limited (Incorporated by reference from Exhibit 2.2 to the Company's current report on Form 8-K filed on August 30,
           1999).

 10.3 Indemnification Agreement between the Company and Geac Computer Systems, Inc. (Incorporated by reference from Exhibit 2.3 to the Company's current report on Form 8-K filed on August 30, 1999).

 10.4 First Amendment to Intellectual Property Rights Purchase Agreement (Incorporated by reference from Exhibit 2.1 to the Company's Form 8-K/A filed on December 15, 1999).

 10.5      Securities Purchase Agreement (Incorporated by reference from Exhibit
           99.1 to the Company's Form 8-K filed on March 20, 2000).

 10.6 Convertible Subordinated Promissory Note (Incorporated by reference from Exhibit 99.2 to the Company's Form 8-K filed on March 20, 2000).

 10.7 Stock Purchase Agreement dated May 31, 2000 by and among Clarus Corporation, SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (the "Companies") and the shareholders of the Companies (Incorporated by reference from Exhibit
           2.1 of the Company's Form 8-K filed on June 13, 2000).

 10.8 Patent License Agreement (Incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q filed on August 14, 2000).

 10.9 Amended and Restated Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company's Form 10-Q filed on August 14,
           2000).

10.10      Employee Stock Purchase Plan (Incorporated by reference from Exhibit
           10.3 of the Company's Form 10-Q filed on August 14, 2000).

10.11      Global Employee Stock Purchase Plan (Incorporated by reference from
           Exhibit 10.4 of the Company's Form 10-Q filed on August 14, 2000).

10.12 Form of Nonqualified Stock Option Agreement (Incorporated by reference from Exhibit 10.5 of the Company's Form 10-Q filed on August 14, 2000).

10.13 Stock Incentive Plan of Software Architects International, Limited (Incorporated by reference from Exhibit 2.2 of the Company's Form 8-K filed on June 13, 2000).

 Exhibit
 Number    Exhibit
--------   -------

10.14 2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan (Incorporated by reference from Exhibit
           2.3 of the Company's Form 8-K filed on June 13, 2000).

10.15 Employment Agreement between the Company and Stephen P. Jeffery. (Incorporated by reference from Exhibit 10.8 of the Company's Form 10-Q filed on August 14, 2000).

10.16 Employment Agreement between the Company and Mark D. Gagne (Incorporated by reference from Exhibit 10.9 of the Company's Form 10-Q filed on August 14, 2000).

10.17 SQL 1992 Stock Option Plan, effective November 22, 1992 (Incorporated by reference from Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)).

10.18 Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement (File No. 333-63535)).

10.19 Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan Life Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement (File No. 333-63535)).

10.20      Amendment to 1992 Stock Option Plan. (Incorporated by reference from
           Exhibit 10.2 of the Company's Form 10-K filed on March 30, 2000).

 16.1      Letter from Arthur Andersen LLP (Incorporated by reference from
           Exhibit 16.1 of the Company's current report on Form 8-K filed on June 12, 2000).

 21.1      List of Subsidiaries.

 23.1      Consent of KPMG LLP.

 23.2      Consent of Arthur Andersen LLP.

 99.1      Independent Auditors' Report of KPMG LLP on Financial Statement
           Schedule.

 99.2 Report of Independent Public Accountants, Arthur Andersen LLP, on Financial Statement Schedule.