Form 10-Q
period 2001-03-31
CLARUS CORP
filed 2001-05-15
CIK 913277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________  to  _________

Commission File Number: 0-24277


                               Clarus Corporation
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                  58-1972600
       --------------------------------           ---------------------------
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


               ________________________________________________
                    (Former name, former address and former
                  fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        Common Stock, ($.0001 Par Value)
                -----------------------------------------------
                15,517,560 shares outstanding as of May 11, 2001

INDEX
-----
                               CLARUS CORPORATION


PART I    FINANCIAL INFORMATION
------    ---------------------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets (unaudited) -
           March 31, 2001 and December 31, 2000;

          Condensed Consolidated Statements of Operations (unaudited) -
           Three months ended March 31, 2001 and 2000;

          Condensed Consolidated Statements of Cash Flows (unaudited) -
           Three months ended March 31, 2001 and 2000;

          Notes to Condensed Consolidated Financial Statements (unaudited) -
           March 31, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II   OTHER INFORMATION
-------   -----------------

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

PART I.   FINANCIAL INFORMATION
-------   ---------------------

Item 1.   Financial Statements

                               CLARUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                   (in thousands, except share and per share amounts)

                                                                      March 31,    December 31,
                                                                         2001          2000
                                                                      ---------    ------------
                                  ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                            $114,481      $118,303
  Marketable securities                                                  36,518        50,209
  Accounts receivable, less allowance for doubtful accounts
   of $4,788 and $3,917 in 2001 and 2000, respectively                    8,454         8,126
  Deferred marketing expense, current                                     3,890         5,321
  Prepaids and other current assets                                       3,494         2,731
                                                                       --------      --------
Total current assets                                                    166,837       184,690

PROPERTY AND EQUIPMENT, NET                                               8,497         7,619

OTHER ASSETS:
  Deferred marketing expense, net of current portion                      2,251         2,508
  Investments                                                            10,520        13,619
  Intangible assets, net of accumulated amortization of $8,166 and
   $6,146 in 2001 and 2000, respectively                                 54,740        58,214
  Deposits and other long-term assets                                       248           254
                                                                       --------      --------
Total other assets                                                       67,759        74,595
                                                                       --------      --------
       TOTAL ASSETS                                                    $243,093      $266,904
                                                                       ========      ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (unaudited)
              (in thousands, except share and per share amounts)

                                                                              March 31,     December 31,
                                                                                2001           2000
                                                                              ---------      ---------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                 $  10,549      $  11,059
     Deferred revenue                                                             2,831          2,295
                                                                              ---------      ---------
Total current liabilities                                                        13,380         13,354
LONG-TERM LIABILITIES:
     Deferred revenue                                                             1,031            881
     Long-term debt                                                               5,000          5,000
     Other long-term liabilities                                                    852            847
                                                                              ---------      ---------
Total liabilities                                                                20,263         20,082

STOCKHOLDERS' EQUITY:
     Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
        issued                                                                        -              -
     Common stock, $.0001 par value; 100,000,000 shares authorized;
        15,586,184 and 15,609,029 shares issued and 15,511,184 and
        15,534,029 outstanding in 2001 and 2000, respectively                         2              2
     Additional paid-in capital                                                 361,085        362,415
     Accumulated deficit                                                       (137,530)      (114,769)
     Treasury stock, at cost                                                         (2)            (2)
     Accumulated other comprehensive loss                                          (585)          (572)
     Deferred compensation                                                         (140)          (252)
                                                                              ---------      ---------
Total stockholders' equity                                                      222,830        246,822
                                                                              ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 243,093      $ 266,904
                                                                              =========      =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                   (in thousands, except per share amounts)

                                                              Three months ended
                                                                  March 31,
                                                            ----------------------
                                                               2001        2000
                                                               ----        ----
REVENUES:
 License fees                                                $  2,310     $  5,796
 Services fees                                                  2,262        1,210
                                                            ----------------------
   Total revenues                                               4,572        7,006

COST OF REVENUES:
 License fees                                                      44           39
 Services fees                                                  4,060        1,572
                                                            ----------------------
   Total cost of revenues                                       4,104        1,611

OPERATING EXPENSES:
 Research and development, exclusive of noncash expense         5,006        3,084
 Noncash research and development                                   -          826
 Sales and marketing, exclusive of noncash expense              8,069        6,463
 Noncash sales and marketing                                    1,688        1,812
 General and administrative, exclusive of noncash expense       4,749        2,626
 Noncash general and administrative                               112        1,145
 Depreciation and amortization                                  2,865          700
                                                            ----------------------
   Total operating expenses                                    22,489       16,656

OPERATING LOSS                                                (22,021)     (11,261)
LOSS ON IMPAIRMENT OF INVESTMENTS                              (3,099)           -
REALIZED GAIN ON SALE OF INVESTMENTS                                1            -
AMORTIZATION OF DEBT DISCOUNT                                       -         (982)
INTEREST INCOME                                                 2,422          986
INTEREST EXPENSE                                                  (64)        (174)
                                                            ----------------------
NET LOSS                                                     $(22,761)    $(11,431)
                                                            ======================


NET LOSS PER SHARE--BASIC AND DILUTED:                       $  (1.47)    $  (0.93)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                       15,508       12,247
   DILUTED                                                     15,508       12,247

   See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
               (in thousands, except share and warrant amounts)

                                                                                                           Three months ended
                                                                                                                March 31,
                                                                                                     ------------------------------
                                                                                                          2001             2000
                                                                                                     --------------   -------------
OPERATING ACTIVITIES:
Net loss                                                                                             $      (22,761)  $     (11,431)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization on property and equipment                                                     845             473
    Amortization of intangible assets                                                                         2,020             227
    Loss on impairment of investments                                                                         3,099               -
    Noncash interest expense associated with original issue
      discount on debt                                                                                            -             982
    Provision for doubtful accounts                                                                           2,055             526
    Noncash research and development expense                                                                      -             826
    Noncash sales and marketing expense                                                                       1,688           1,812
    Noncash general and administrative expense                                                                  112           1,145
    Exchange of software for cost-method investments                                                              -            (750)
    Changes in operating assets and liabilities:
       Accounts receivable                                                                                   (2,383)         (4,163)
       Prepaid and other current assets                                                                        (763)            224
       Deposits and other long-term assets                                                                        6             (40)
       Accounts payable and accrued liabilities                                                                (510)             68
       Deferred revenue                                                                                         686             889
       Other long-term liabilities                                                                                5               -
                                                                                                     --------------   -------------
                       NET CASH USED IN OPERATING ACTIVITIES                                                (15,901)         (9,212)

INVESTING ACTIVITIES:
    Purchase of marketable securities                                                                       (23,265)              -
    Proceeds from sale and maturity of marketable securities                                                 36,853               -
    Purchases of property and equipment                                                                      (1,723)           (891)
                                                                                                     --------------   -------------
             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                             11,865            (891)

FINANCING ACTIVITIES:
    Proceeds from issuance of common stock related to secondary offering                                          -         244,456
    Proceeds from long-term debt                                                                                  -           5,000
    Repayment of long-term debt and capital lease obligations                                                     -          (7,013)
    Proceeds from the exercises of stock options                                                                 28           1,453
    Proceeds from issuance of common stock related to employee
      stock purchase plan                                                                                        96               -
                                                                                                     --------------   -------------
                       NET CASH PROVIDED BY FINANCING ACTIVITIES                                                124         243,896
                                                                                                     --------------   -------------
Effect of exchange rate change on cash                                                                           90               -
CHANGE IN CASH AND CASH EQUIVALENTS                                                                          (3,822)        233,793
CASH AND CASH EQUIVALENTS, beginning of period                                                              118,303          14,127
                                                                                                     --------------   -------------
CASH AND CASH EQUIVALENTS, end of  period                                                            $      114,481   $     247,920
                                                                                                     ==============   =============
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                                                           $           64   $         174
                                                                                                     ==============   =============
NONCASH TRANSACTIONS:
    Issuance of warrants to purchase 50,000 shares of common
      stock in connection with marketing agreements at fair value                                    $            -   $         986
                                                                                                     ==============   =============
    Issuance of 39,118 shares of common stock in connection
      with marketing agreements                                                                      $            -   $       4,361
                                                                                                     ==============   =============
    Retirement of 55,000 shares of common stock pursuant to a
      terminated employment agreement with a former owner of the
      SAI/Redeo Companies                                                                            $        1,454   $           -
                                                                                                     ==============   =============

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
        NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") for the three months ended March 31, 2001, have been prepared in accordance with generally accepted accounting principles and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2001 are not necessarily indicative of the results to be obtained for the year ended December 31, 2001. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the quarters ended March 31, 2001 and 2000 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                       Three months ended
                                                           March 31,
                                                    -------------------------
                                                         2001         2000
                                                        ------       ------

Effect of shares issuable under stock options             332        1,624
Effect of shares issuable pursuant to warrants
  to purchase common stock                                  1          214
                                                    -------------------------
Total                                                     333        1,838
                                                    -------------------------

NOTE 3.  STOCK OPTION EXCHANGE PROGRAM

On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees will be given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which will be no earlier than six months and one day after the date of cancellation. The Company intends to offer employees a second opportunity to exchange outstanding stock options beginning on or about July 9, 2001 and ending on or about August 6, 2001. Employees participating in the first exchange will not be eligible for the second exchange. The exchange program has been designed to comply with FASB Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers are not eligible to participate in the exchange program.

NOTE 4.  INVESTMENTS

Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 3.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions. In the first quarter of 2001, the Company did not make any additional equity investments and did not recognize any revenue from these companies. During the year ended December 31, 2000, the Company recognized $17.2 million in total revenue from these companies. In the first quarter of 2000, the Company made an equity investment of $750,000 and recognized $855,000 in total revenue in one privately held company. In the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held company. No revenue has been recognized related to this investment.

NOTE 5.  ACQUISITIONS

On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and acquisition costs of approximately $995,000.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company evaluated the developed technologies and the in-process research and development to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million to in-process research and development in the second quarter of 2000. The goodwill, $48.2 million, and the developed technologies, $4.1 million, are being amortized over eight years. The assembled workforce, $450,000, and the customer base, $100,000, are being amortized over seven and four years, respectively. The goodwill balance was reduced in the first quarter of 2001 by $1.5 million as a result of 55,000 shares issued as part of the original purchase consideration being cancelled when a related employment agreement was terminated prior to the first anniversary of the acquisition date.

On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The purchase consideration was approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 was paid in April 2001. The acquisition was treated as a purchase for accounting purposes with approximately $500,000 of the purchase consideration allocated to developed technologies and approximately $2.0 million to goodwill. The developed technologies are being amortized over three years and the goodwill is being amortized over four years.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss) ". "Other Comprehensive Income (Loss) " refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                       Three months ended
                                                            March 31,
                                                    --------------------------
                                                        2001          2000
                                                    -------------  -----------

     Net loss                                       $   (22,761)   $ (11,431)
     Unrealized loss on marketable securities              (103)           -
     Foreign currency translation adjustments                90            -
                                                    --------------------------
     Comprehensive loss                                 (22,774)     (11,431)
                                                    ==========================

NOTE 7.  CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of the first quarter ended March 31, 2001, three customers accounted for more than 10% each, totaling $5.3 million or 39.7% of the gross accounts receivable balance on that date. The percentage by customer was 10.3%, 14.6%, and 14.8%, respectively, at March 31, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage by customer was 10.4%, 11.2%, 14.5%, and 19.9%, respectively, at December 31, 2000.

During the quarter ended March 31, 2001, two customers accounted for more than 10% each, totaling $2.0 million or 44.2%, of total revenue. The percentage by customer was 16.9% and 27.3%, respectively, for the quarter ended March 31, 2001. During the quarter ended March 31, 2000, five customers accounted for more than 10% each, totaling $5.5 million or 78.3% of total revenue. The percentage by customer was 11.1%, 12.2%, 13.3%, 17.4% and 24.3%, respectively, for the quarter ended March 31, 2000.

NOTE 8.  CONTINGENCIES

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of one or more of the following lawsuits could adversely affect the Company's business, results of operations, or financial condition.

Following its public announcement on October 25, 2000, of its financial results for the third quarter, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the Company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. On March 22, 2001, the Court entered an order appointing as the lead Plaintiffs John Nittolo, Dean Monroe, Ronald Williams, V&S Industries, Ltd., VIP World Asset Management, Ltd., Atlantic Coast Capital Management, Ltd., and T.F.M. Investment Group. Pursuant to the previous Consolidation Order of the Court, a Consolidated Amended Complaint was filed on May 14, 2001.

The class action complaints allege claims against the Company and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to its business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of our common stock was artificially inflated during the class periods. The class action complaints focus on statements made concerning an account receivable from one of the Company's customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. The Company believes that it has complied with all of its obligations under the Federal securities laws and the Company intends to defend these lawsuits vigorously. As a result of consultation with legal representation and current insurance coverage, the Company does not believe the lawsuits will have a material impact on the Company's results of operations or financial position.

NOTE 9. COMMITMENTS

In March 2001, the Company terminated a services agreement with a development partner. As a result, the Company must pay termination fees of $300,000 in the second quarter of 2001 and $300,000 in the third quarter of 2001. The total $600,000 liability is included in the accounts payable and accrued liabilities balance in the accompanying condensed consolidated balance sheet as of March 31, 2001. The expense is recorded in research and development expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2001.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in the "Risk Factors" section of this discussion.

Sources of Revenue

The Company's revenue consists of license fees and services fees. License fees are generated from the licensing of the Company's products. Services fees are generated from consulting, implementation, training, content aggregation and maintenance and support services.

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

SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. License fee revenue allocated to software products generally is recognized upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Services fee revenue allocated to maintenance is recognized ratably over the maintenance term, which is typically twelve months, and services fee revenue allocated to training and other service elements is recognized as the services are performed.

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

Cost of services fees includes personnel related expenses and third-party consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs are recognized as they are incurred.

Research and development expenses consist primarily of personnel related expenses and third-party consulting fees. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company charges research and development costs related to new products or enhancements to expense as incurred until technological feasibility is established, after which the remaining costs are capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

Sales and marketing expenses consist primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, and the provision for doubtful accounts. The Company allocates the total cost of its information technology function and costs related to the occupancy of its corporate headquarters, to each of the functional areas. Information technology expenses include personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services.

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

Results of Operations

Quarter Ended March 31, 2001 and 2000

Revenues

In the second half of 2000, the Company expanded its business model to include ratable revenue recognition. Total revenues in the first quarter of 2001 were impacted by the use of subscription programs, and other programs that result in revenues taken ratably. The impact from subscription programs was $1.0 million in the first quarter of 2001. The impact from all other programs requiring ratable revenue recognition was $2.9 million in the first quarter of 2001. Although lowering reported total revenue and license revenue in the first quarter of 2001, the benefits achieved over time of the ratable model are a more linear revenue pattern as well as increased visibility and predictability of financial results.

Total Revenues. Total revenues for the quarter ended March 31, 2001 decreased 34.7% to $4.6 million from $7.0 million during the same period in 2000. The decrease in total revenues resulted primarily from the expansion of the Company's business model discussed above. The decrease in license fee revenues was partially offset by an increase in services fees, resulting from an increase in new license customers signed during 2000. During the first quarter of 2001, two customers accounted for more than 10% each, totaling $2.0 million or 44.2% of total revenues, compared to five customers in the first quarter of 2000, totaling $5.5 million or 78.3% of total revenues. The percentage by customer for the first quarter of 2001 was 16.9% and 27.3%, respectively, and the percentage by customer for the first quarter of 2000 was 11.1%, 12.2%, 13.3%, 17.4% and 24.3%, respectively.


License Fees. License fees decreased 60.1% to $2.3 million, or 50.5% of total revenues, for the quarter ended March 31, 2001 from $5.8 million, or 82.7% of total revenues, for the same period in 2000. The decrease in license fees was attributable to the expansion of the Company's business model, discussed above.

Services Fees. Services fees increased 86.9% to $2.3 million, for the quarter ended March 31, 2001, from $1.2 million for the same period in 2000, and also increased as a percentage of total revenues to 49.5%, for the period ended March 31, 2001, from 17.3% for the same period in 2000. The increase in services fees is primarily due to an increase in new license customers signed during 2000.

Cost of Revenues

Total Cost of Revenues. Cost of revenues increased 154.7% to $4.1 million, or 89.8% of total revenue, during the quarter ended March 31, 2001 from $1.6 million, or 23.0% of total revenue, during the same period in 2000. The increase in the cost of revenues, both in total and as a percentage of total revenues, is primarily a result of an increase in the cost of services fees due to higher personnel related costs. During the first quarter of 2001, the Company had an average of 79 employees in the services implementation and customer support areas compared to an average of 40 employees in the same period of 2000. Severance expenses, related to nine employees of approximately $168,000, also negatively impacted the cost of revenues in the first quarter of 2001.

Cost of License Fees. Cost of license fees increased 12.8% to $44,000 in the first quarter of 2001 from $39,000 in the first quarter of 2000. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

Cost of Services Fees. Cost of services fees increased 158.3% to $4.1 million, or 179.5% of total services fees revenues, during the quarter ended March 31, 2001 compared to $1.6 million, or 129.9% of total services fees revenues, during the same period in 2000. As discussed above, the increase in the cost of services fees for the first quarter of 2001 was primarily attributable to higher personnel related costs in both the services implementation and customer support areas. The Company has incurred cost of services fees in excess of services fees due primarily to the hiring and training of personnel in anticipation of future growth. As a result of slower than anticipated growth, the Company instituted cost control actions in the first quarter of 2001, including the reduction in personnel discussed above, to more closely align the cost structure with the anticipated growth. While the Company believes these costs will continue to be greater than services fees in the near term, the Company plans for services fees to exceed costs by late 2001.

Research and Development, Exclusive of Noncash Expense

Research and development expenses increased 62.3% to approximately $5.0 million, or 109.5% of total revenues, during the quarter ended March 31, 2001 from $3.1 million, or 44.0% of total revenues, during the same period in 2000. Research and development expenses increased primarily due to increased personnel related expenses and consulting fees incurred to develop the Company's products. During the first quarter of 2001, the Company had an average of 85 employees in the research and development area compared to an average of 60 employees in the same period of 2000. The first quarter of 2001 was also negatively impacted by $600,000 as a result of terminating a services agreement with a development partner. The Company plans to utilize in-house research and development personnel moving forward, but expects to incur consulting fees for certain specialized development projects.

Noncash Research and Development Expense

Noncash research and development expenses of approximately $826,000 were recognized during the first quarter of 2000. The expenses resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company' common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of common stock were forfeited. The warrants to purchase 33,334 shares remain outstanding at March 31, 2001 and expire in the first quarter of 2003. At the end of the first quarter of 2000, the value of the warrants earned approximated $826,000 and was computed using the Black-Scholes option pricing model.

Sales and Marketing, Exclusive of Noncash Expense

Sales and marketing expenses increased 24.8% to $8.1 million, or 176.5% of total revenues, during the quarter ended March 31, 2001 from $6.5 million, or 92.2% of total revenues, during the same period in 2000. The increase was primarily attributable to an increase in sales and marketing personnel related costs, partially offset by a decrease in promotional activities. The remaining increased personnel related costs are primarily related to additions made to the Company's sales force. During the first quarter of 2001, the Company had an average of 107 employees in the sales, marketing and business development areas compared to an average of 88 employees in the same period of 2000.

Noncash Sales and Marketing Expense

During the quarters ended March 31, 2001 and 2000, noncash sales and marketing expenses of approximately $1.7 million and $1.8 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from nine months to five years.

General and Administrative, Exclusive of Noncash Expense

General and administrative expenses increased 80.8% to $4.7 million during the quarter ended March 31, 2001, or 103.9% of total revenue from $2.6 million, or 37.5% of total revenues, during the same period in 2000. The increase in general and administrative expense was primarily attributable to increases in personnel related costs and an increase in the provision for doubtful accounts from $526,000 in the first quarter of 2000 to $2.0 million in the first quarter of 2001 for specifically identified accounts receivable. During the first quarter of 2001, the Company had an average of 58 employees in the finance and administration areas compared to an average of 37 employees in the same period of 2000.

Noncash General and Administrative Expense

Noncash general and administrative expenses decreased to approximately $112,000, or 2.4% of total revenues, during the first quarter of 2001, from $1.1 million, or 16.3% of total revenues, during the same period in 2000. The decrease in the quarter ended March 31, 2001 was primarily attributable to the termination in the fourth quarter of 2000 of an arrangement where the Company granted 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. In the first quarter of 2000, the Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation to be amortized evenly over the four-year vesting period. Approximately $288,000 was expensed in the first quarter of 2000 related to the unvested options. As a result of the termination, all options except those that were vested on the original grant date were forfeited and the Company reversed in the fourth quarter of 2000 approximately $864,000 of compensation expense related to the forfeited options. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant. The amount expensed in the first quarter of 2001 relates primarily to these options.

Depreciation and Amortization

Depreciation and amortization increased to $2.9 million in the quarter ended March 31, 2001 from $700,000 in the same period of 2000. The increase is primarily the result of the Company's amortization of its intangible assets associated with the acquisitions of iSold.com and the SAI/Redeo Companies completed in the second quarter of 2000.

Loss on Impairment of Investments

During the first quarter of 2001, the Company recorded a loss on impairment of investments of approximately $3.1 million. The loss was necessitated by other than temporary losses to the value of investments the Company has made in privately held companies. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions.

Interest Income

Interest income increased to $2.4 million in the first quarter of 2001, or 53.0% of total revenues from $986,000, or 14.1% of total revenues, in the same period of 2000. The increase in interest income was due to higher levels of cash available for investment, a direct result of the Company's follow-on offering completed in March 2000. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense and Amortization of Debt Discount

Interest expense decreased 63.2% to $64,000 in the first quarter of 2001 from $174,000 in the same period of 2000. This decrease in interest expense is primarily due to higher levels of debt in the first quarter of 2000 as compared to 2001. The interest expense incurred in the first quarter of 2000 was the result of an interim funding of $7.0 million received in December 1999 and repaid prior to the end of the first quarter of 2000. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with Wachovia Capital Investments, Inc. The interest expense in the first quarter 2001 is primarily related to this agreement.

    As part of the interim funding agreement discussed above, the Company also issued warrants valued at approximately $982,000 using the Black-Scholes option pricing model as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000. As result, the entire value of the warrants was amortized as a debt discount in the quarter ended March 31, 2000.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2001 and 2000, respectively.

Liquidity and Capital Resources

On March 10, 2000, the Company completed a follow-on offering of 2,243,000 shares of common stock at an offering price of $115.00 per share. The proceeds, net of expenses, from this public offering of approximately $244.4 million were placed in investment grade cash equivalents and marketable securities. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company's operating and investing activities will use significant amounts of cash. The Company believes its liquid current assets and to the extent necessary, additional external financing, should adequately meet the Company's needs until the Company achieves break-even cash flow, which is currently forecasted to occur in the second quarter of 2002.

On March 14, 2000, the Company entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note (the "Note") in the original principal amount of $5.0 million. The Note provides for the ability of the holder to convert, at its option, all or any portion of the principal of the Note into common stock of the Company at the price of $147.20 per share. If at any time after the date of the Note, the quoted price per share of the Company's common stock exceeds 200% of the conversion price then in effect for at least twenty trading days in any period of thirty consecutive trading days, the Company has the right to require that the holder of the Note convert all of the principal of the Note into common stock of the Company at the price of $147.20 per share. The Note is due March 15, 2005 and the $5.0 million principal amount was placed in investment grade cash equivalents.

Cash used in operating activities was approximately $15.9 million during the quarter ended March 31, 2001. The cash used was primarily attributable to the Company's net loss, an increase in accounts receivable and prepaid and other current assets, and a decrease in accounts payable and accrued liabilities partially offset by noncash items and an increase in deferred revenue. Cash used in operating activities was approximately $9.2 million during the quarter ended March 31, 2000. This was primarily attributable to the Company's net loss, and an increase in accounts receivable, partially offset by noncash items and an increase in deferred revenue.

Cash provided by investing activities was approximately $11.9 million during the quarter ended March 31, 2001. The cash provided by investing activities was primarily attributable to proceeds received from the sale and maturity of marketable securities partially offset by the funds used to purchase marketable securities and property and equipment. Cash used in investing activities was approximately $891,000 during the quarter ended March 31, 2000 and was used to purchase property and equipment.

Cash provided by financing activities was approximately $124,000 during the quarter ended March 31, 2001, and the cash provided by financing activities was approximately $243.9 million during the quarter ended March 31, 2000. The cash provided by financing activities during the period ended March 31, 2001 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises. The cash provided by financing activities during the period ended March 31, 2000 was primarily attributable to the proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million, the issuance of long-term debt of $5.0 million, and the proceeds from stock option exercises, partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of the first quarter ended March 31, 2001, three customers accounted for more than 10% each, totaling $5.3 million or 39.7% of the gross accounts receivable balance on that date. The percentage by customer was 10.3%, 14.6%, and 14.8%, respectively, at March 31, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage by customer was 10.4%, 11.2%, 14.5%, and 19.9%, respectively, at December 31, 2000.

Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. During the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions.

At March 31, 2001, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $77.8 million, $720,000, $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

During the first quarter of 2000, the Company issued 50,000 warrants and approximately 39,000 shares of the Company's common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The sales and marketing agreement signed with one strategic partner also included cash payments of $300,000 in each of the last two years of the related agreement. For the quarter ended March 31, 2000, the Company recorded the fair value of these warrants, common stock, and cash payments as deferred sales and marketing expense of approximately $986,000, $3.8 million, and $600,000, respectively. The strategic partners earned the warrants pro-rata on a quarterly basis over the first three quarters of 2000. One of the strategic partners failed to earn any of the 25,000 warrants while the other strategic partner met the predetermined sales and marketing milestones and earned all of the 25,000 warrants. Deferred sales and marketing expenses are amortized over the term of the sales and marketing agreements, which range from nine months to five years.

On May 31, 2000, the Company acquired the SAI/Redeo Companies. As part of the acquisition, a former executive of the SAI/Redeo Companies signed an employment agreement. As a result of the voluntary termination of this agreement prior to the first anniversary of the acquisition date, the executive was required to return to the Company for cancellation 55,000 shares of common stock issued in connection with the agreement. The Company recorded the fair value of these shares at the acquisition date, approximately $1.5 million, as a reduction to the intangible balance associated with the SAI/Redeo acquisition.

New Accounting Pronouncements

In September 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements had no impact on the Company's results of operations or financial position.

Risk Factors

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on its business, operating results and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

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

The implementation of our product suite by buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our product suite will depend on using our existing customers as referenceable accounts. As a result, our operating resource solutions may not achieve significant market acceptance. In addition, current customers are subject to the effects of being acquired, which may jeopardize their referencability in the future.

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

We offer a subscription-based payment method to our customers. This model is unproven and represents a significant departure from the fee-based software licensing strategies that our competitors and we have traditionally employed. If we do not successfully develop and support our subscription-based model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially. As of March 31, 2001, we have signed several customers to subscription-based payment arrangements. Revenue associated with these customers in 2000 and the first quarter of 2001 was immaterial.

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

Recently, we announced our strategy to serve the large to mid-size enterprise market that emphasizes license agreements that require the recognition of revenue over a fixed period of time. In these cases, we recognize revenues on a ratable basis over the life of the contract, which is typically 12 to 36 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. As we emphasize license agreements requiring ratable revenue recognition, the potential for fluctuations in our quarterly results could decrease but our revenues could be lower than expected. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted.

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

Our stock price is highly volatile.

Our stock price has fluctuated dramatically. The market price of our common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

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

The accounting treatment for our acquisition of the SAI/Redeo Companies negatively impacted our results of operations in the second quarter of 2000. We recognized a write-off of acquired in-process research and development and amortization expense related to this acquisition. Amortization of this acquisition will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to developed technology and in-process research and development in the acquisition involved valuation estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profits, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If the in-process research and development product is not successfully developed, our sales and profitability may be adversely affected in future periods. Additionally, the value of other intangible assets acquired may become impaired.

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

We have made several financial investments in private companies. These companies are primarily early-stage enterprises with limited operated histories. If these partners are unsuccessful in executing their business plans, we may experience losses on these investments, which would negatively impact our operating results.

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

Legislation limiting further levels of encryption technology may adversely affect our sales

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

Foreign Currency Risk

Substantially all of the revenue recognized to date by the Company has been denominated in U.S. dollars, including sales made internationally. As a result, a strengthening of the U.S. dollar could make the Company's products less competitive in foreign markets. In addition, the Company has foreign subsidiaries which subject the Company to risks associated with foreign currency exchange rates and weak economic conditions in these foreign markets. An increase or decrease in foreign currency exchange rates of 10% would not have a material effect on the Company's financial position or results of operations. The Company does not use derivatives as a means of hedging against foreign currency risk.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing activities. The primary objective of the Company's investment activities is to manage interest rate exposure by investing in short-term, highly liquid investments. As a result of this strategy, the Company believes that the Company is subject to minimal interest rate exposure. The Company's marketable securities are carried at market value, which approximates cost. An increase or decrease in interest rates of 10% would not have a material effect on the Company's financial position or results of operations.

Investments

Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 3.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions. In the first quarter of 2001, the Company did not make any equity investments in privately held companies and did not recognize any revenue from these companies. During the year ended December 31, 2000, the Company recognized $17.2 million in total revenue from these companies. In the first quarter of 2000, the Company made an equity investment of $750,000 and recognized $855,000 in total revenue in one privately held company. Subsequent to the first quarter of 2001, the Company made an equity investment of $2.0 million in a privately held company. No revenue has been recognized related to this investment.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of one or more of the following lawsuits could adversely affect the Company's business, results of operations, or financial condition.

Following its public announcement on October 25, 2000, of its financial results for the third quarter, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the Company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. On March 22, 2001, the Court entered an order appointing as the lead Plaintiffs John Nittolo, Dean Monroe, Ronald Williams, V&S Industries, Ltd., VIP World Asset Management, Ltd., Atlantic Coast Capital Management, Ltd., and T.F.M. Investment Group. Pursuant to the previous Consolidation Order of the Court, a Consolidated Amended Complaint was filed on May 14, 2001.

The class action complaints allege claims against the Company and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to its business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of our common stock was artificially inflated during the class periods. The class action complaints focus on statements made concerning an account receivable from one of the Company's customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. The Company believes that it has complied with all of its obligations under the Federal securities laws and the Company intends to defend these lawsuits vigorously.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits-none

        (b) Reports on Form 8-K-none

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION


Date:  May 15, 2001   /s/ James J. McDevitt
                      ------------------------
                      James J. McDevitt,
                      Chief Financial Officer