Form 10-Q
period 2001-06-30
CLARUS CORP
filed 2001-08-10
CIK 913277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001
                  or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________  to  _________

Commission File Number: 0-24277


                               Clarus Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 58-1972600
     -----------------------------------           ---------------------------
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

                        Common Stock, ($.0001 Par Value)
            --------------------------------------------------------
               15,545,629 shares outstanding as of August 6, 2001

INDEX
-----

                               CLARUS CORPORATION

PART I  FINANCIAL INFORMATION                                                        3
-----------------------------
Item 1.  Financial Statements                                                        3

         Condensed Consolidated Balance Sheets (unaudited) -
          June 30, 2001 and December 31, 2000;                                       3

         Condensed Consolidated Statements of Operations (unaudited) -
          Three and six months ended June 30, 2001 and 2000;                         5

         Condensed Consolidated Statements of Cash Flows (unaudited) -
          Six months ended June 30, 2001 and 2000;                                   6

         Notes to Condensed Consolidated Financial Statements (unaudited) -
          June 30, 2001                                                              7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 29


PART II  OTHER INFORMATION                                                          29
--------------------------

Item 1.  Legal Proceedings                                                          29

Item 4.  Submission of Matters to a Vote of Security Holders                        30

Item 6.  Exhibits and Reports on Form 8-K                                           30

SIGNATURES                                                                          30

PART I.  FINANCIAL INFORMATION
-------  ---------------------

Item 1.  Financial Statements

                               CLARUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (unaudited)
                   (in thousands, except share and per share amounts)

                                                                                        June 30,                December 31,
                                                                                          2001                      2000
                                                                                       ---------                -----------
       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                              $ 81,910                  $118,303
 Marketable securities                                                                    53,890                    50,209
 Accounts receivable, less allowance for doubtful accounts
  of $4,364 and $3,917 in 2001 and 2000, respectively                                      6,598                     8,126
 Deferred marketing expense, current                                                       2,459                     5,321
 Prepaids and other current assets                                                         3,546                     2,731
                                                                                        --------                  --------
Total current assets                                                                     148,403                   184,690

PROPERTY AND EQUIPMENT, NET                                                                8,623                     7,619

OTHER ASSETS:
 Deferred marketing expense, net of current portion                                        1,994                     2,508
 Investments                                                                              10,113                    13,619
 Intangible assets, net of accumulated amortization of $10,629 and
  $6,146 in 2001 and 2000, respectively                                                   51,550                    58,214
 Deposits and other long-term assets                                                         271                       254
                                                                                        --------                  --------
Total other assets                                                                        63,928                    74,595
                                                                                        --------                  --------
   TOTAL ASSETS                                                                         $220,954                  $266,904
                                                                                        ========                  ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                  (unaudited)
              (in thousands, except share and per share amounts)

                                                                                         June 30,                December 31,
                                                                                           2001                      2000
                                                                                         --------                ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                           $   8,870                   $  11,059
     Deferred revenue                                                                       3,537                       2,295
                                                                                        ---------                   ---------
Total current liabilities                                                                  12,407                      13,354

LONG-TERM LIABILITIES:
     Deferred revenue                                                                         416                         881
     Long-term debt                                                                         5,000                       5,000
     Other long-term liabilities                                                              856                         847
                                                                                        ---------                   ---------
Total liabilities                                                                          18,679                      20,082

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
     issued                                                                                     -                           -
    Common stock, $.0001 par value; 100,000,000 shares authorized;
     15,571,698 and 15,609,029 shares issued and 15,496,698 and 15,534,029
     outstanding in 2001 and 2000, respectively                                                 2                           2
    Additional paid-in capital                                                            360,400                     362,415
    Accumulated deficit                                                                  (158,317)                   (114,769)
    Treasury stock, at cost                                                                    (2)                         (2)
    Accumulated other comprehensive income/(loss)                                             220                        (572)
    Deferred compensation                                                                     (28)                       (252)
                                                                                        ---------                   ---------
Total stockholders' equity                                                                202,275                     246,822
                                                                                        ---------                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 220,954                   $ 266,904
                                                                                        =========                   =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                      (in thousands, except per share amounts)

                                                   Three months ended                                Six months ended
                                                       June 30                                          June 30
                                            ------------------------------                   ------------------------------
                                                2001                  2000                       2001                  2000
REVENUES:
 License fees                               $  3,600              $  7,845                   $  5,910              $ 13,641
 Services fees                                 2,393                 2,240                      4,655                 3,450
                                            ------------------------------                   ------------------------------
  Total revenues                               5,993                10,085                     10,565                17,091
COST OF REVENUES:
 License fees                                     80                    59                        124                    98
 Services fees                                 3,139                 2,440                      6,649                 3,928
                                            ------------------------------                   ------------------------------
  Total cost of revenues                       3,219                 2,499                      6,773                 4,026

OPERATING EXPENSES:
 Research and development, exclusive of
  noncash expense                              4,570                 5,269                     10,125                 8,356
 Noncash research and development                  -                     -                          -                   826
 In-process research and development
  expense                                          -                 8,300                          -                 8,300
 Sales and marketing, exclusive of
  noncash expense                              9,329                 8,704                     17,398                15,248
 Noncash sales and marketing                   1,688                 2,017                      3,376                 3,829
 General and administrative, exclusive of
  noncash expense                              2,885                 2,369                      7,634                 4,995
 Noncash general and administrative              112                   331                        224                 1,476
 Depreciation and amortization                 3,301                 1,564                      6,166                 2,264
                                            ------------------------------                   ------------------------------
  Total operating expenses                    21,885                28,554                     44,923                45,294

OPERATING LOSS                               (19,111)              (20,968)                   (41,131)              (32,229)
GAIN/(LOSS) ON SALE OF ASSETS                     (7)                  547                         (7)                  547
LOSS ON IMPAIRMENT OF INVESTMENTS             (3,386)                    -                     (6,484)                    -
REALIZED GAIN ON SALE OF INVESTMENTS              11                     -                         10                     -
AMORTIZATION OF DEBT DISCOUNT                      -                     -                          -                  (982)
INTEREST INCOME                                1,762                 3,576                      4,184                 4,562
INTEREST EXPENSE                                 (56)                  (58)                      (120)                 (232)
                                            ------------------------------                   ------------------------------
NET LOSS                                    $(20,787)             $(16,903)                  $(43,548)             $(28,334)
                                            ==============================                   ==============================

Loss per common share:
  Basic                                     $  (1.34)             $  (1.16)                  $  (2.81)             $  (2.12)
  Diluted                                   $  (1.34)             $  (1.16)                  $  (2.81)             $  (2.12)

Weighted average shares outstanding
  Basic                                       15,507                14,538                     15,507                13,392
  Diluted                                     15,507                14,538                     15,507                13,392

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                              CLARUS CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                     (in thousands, except share amounts)

                                                                                               Six months ended
                                                                                                   June 30,
                                                                                    --------------------------------------
                                                                                      2001                          2000
                                                                                    --------                     ---------
 OPERATING ACTIVITIES:
 Net loss                                                                           $(43,548)                    $(28,334)
 Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization on property and equipment                            1,683                         1,103
    Amortization of intangible assets                                                  4,483                         1,161
    In-process research and development                                                    -                         8,300
    Loss on impairment of investments                                                  5,506                             -
    Loss on impairment of marketable securities                                          979
    Gain on sale of investments                                                          (10)                            -
    Noncash interest expense associated with original issue discount on debt               -                           982
    Provision for doubtful accounts                                                    2,610                           516
    Noncash research and development expense                                               -                           826
    Noncash sales and marketing expense                                                3,376                         3,829
    Noncash general and administrative expense                                           224                         1,476
    Exchange of software for cost-method investments                                       -                        (3,429)
    (Gain)/loss on sale of assets                                                          7                          (547)
    Changes in operating assets and liabilities:
      Accounts receivable                                                             (1,082)                       (6,670)
      Prepaid and other current assets                                                  (815)                          109
      Deposits and other long-term assets                                                (17)                          (41)
      Accounts payable and accrued liabilities                                        (2,189)                        4,321
      Deferred revenue                                                                   777                         1,190
      Other long-term liabilities                                                          9                             -
                                                                                    --------                     ---------
                 NET CASH USED IN OPERATING ACTIVITIES                               (28,007)                      (15,208)

 INVESTING ACTIVITIES:
   Purchase of marketable securities                                                 (40,794)                      (15,632)
   Proceeds from sale and maturity of marketable securities                           36,853                             -
   Acquisitions, net of cash acquired                                                      -                       (33,453)
   Purchase of investments                                                            (2,000)                       (1,620)
   Proceeds from sale of assets                                                            -                         1,864
   Purchases of property and equipment                                                (2,694)                       (3,211)
                                                                                    --------                     ---------
                 NET CASH USED IN INVESTING ACTIVITIES                                (8,635)                      (52,052)

 FINANCING ACTIVITIES:
   Proceeds from issuance of common stock related to secondary offering                    -                       244,427
   Proceeds from long-term debt                                                            -                         5,000
   Repayment of long-term debt and capital lease obligations                               -                        (7,021)
   Proceeds from the exercises of stock options                                           70                         1,880
   Proceeds from issuance of common stock related to employee stock purchase
    plan                                                                                  96                             -
                                                                                    --------                     ---------
                 NET CASH PROVIDED BY FINANCING ACTIVITIES                               166                       244,286
                                                                                    --------                     ---------
 Effect of exchange rate change on cash                                                   83                             8
 CHANGE IN CASH AND CASH EQUIVALENTS                                                 (36,393)                      177,034
 CASH AND CASH EQUIVALENTS, beginning of period                                      118,303                        14,127
                                                                                    --------                     ---------
 CASH AND CASH EQUIVALENTS, end of period                                           $ 81,910                     $ 191,161
                                                                                    ========                     =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Cash paid for interest                                                           $     64                     $     232
                                                                                    ========                     =========
NONCASH TRANSACTIONS:
   Issuance of warrants to purchase 50,000 shares of common stock in
    connection with marketing agreements at fair value                              $     -                      $     986
                                                                                    ========                     =========
   Issuance of 39,118 shares of common stock in connection with marketing
    agreements                                                                      $     -                      $   4,361
                                                                                    ========                     =========
   Issuance of 1,148,000 shares of common stock in connection with SAI
    acquisition                                                                     $      -                     $  30,353
                                                                                    ========                     =========
   Receipt of marketable securities in satisfaction of trade account receivable     $      -                     $     250
                                                                                    ========                     =========
   Retirement of 82,500 shares of common stock pursuant to terminated
    employment agreements with former owners of the SAI/Redeo Companies             $  2,181                     $       -
                                                                                    ========                     =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") for the three and six months ended June 30, 2001, have been prepared in accordance with generally accepted accounting principles and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2001 are not necessarily indicative of the results to be obtained for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", using the weighted average number of common shares outstanding. The diluted net loss per share for the three and six months ended June 30, 2001 and 2000 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                                Three months ended                     Six months ended
                                                                     June 30,                              June 30,
                                                                -------------------                   -------------------
                                                                2001           2000                   2001           2000
                                                                ----          -----                   ----          -----
Effect of shares issuable under stock options                    196          1,150                    289          1,348
Effect of shares issuable pursuant to warrants to
 purchase common stock                                             -            157                      1            190
                                                                -------------------                   -------------------
Total                                                            196          1,307                    290          1,538
                                                                -------------------                   -------------------

NOTE 3.  STOCK OPTION EXCHANGE PROGRAM

On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which the Company expects to be later than November 9, 2001. During the first phase of the program 366,174 options were canceled and will be reissued on November 9, 2001. The Company offered employees a second opportunity to exchange outstanding stock options beginning on July 9, 2001 and ending on August 6, 2001. Employees who participated in the first exchange will not be eligible for the second exchange. The exchange program has been designed to comply with Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers are not eligible to participate in the exchange program.

NOTE 4.  MARKETABLE SECURITIES

During the second quarter of 2001, the Company recognized a charge of $979,000 for other than temporary losses from equity investments in a publicly traded company. The Company had recorded unrealized losses on this investment of $1.0 million through March 31, 2001. The securities were originally acquired as settlement of a trade accounts receivable.

NOTE 5.  INVESTMENTS

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the second quarter of 2001, the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $2.4 million, $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions. The Company has not recognized any material revenue from these companies during 2001. During the year ended December 31, 2000, the Company recognized $17.2 million in total revenue from these companies. In the second quarter of 2000, the Company made equity investments of $5.3 million and recognized $2.9 million in total revenue from four privately held companies. For the six months ended June 30, 2000, the Company made equity investments of $6.0 million and recognized $4.1 million in total revenue from five privately held companies.

NOTE 6.  ACQUISITIONS

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

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company evaluated the developed technologies and the in-process research and development to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million to in-process research and development in the second quarter of 2000. The goodwill, $48.2 million, and the developed technologies, $4.1 million, are being amortized over eight years. The assembled workforce, $450,000, and the customer base, $100,000, are being amortized over seven and four years, respectively. The goodwill balance was reduced in the first quarter of 2001 by $1.5 million as a result of 55,000 shares issued as part of the original purchase consideration being cancelled when a related employment agreement was terminated prior to the first anniversary of the acquisition date. The goodwill balance was further reduced in the second quarter of 2001 by $0.7 million as a result of 27,500 shares issued as part of the original purchase consideration being cancelled when a related employment agreement was terminated prior to the second anniversary of the acquisition date.

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

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)". "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three and six months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                          Three months ended                     Six months ended
                                                               June 30,                              June 30,
                                                       --------------------------          -------------------------
                                                          2001             2000               2001            2000
Net loss                                               $(20,787)         $(16,903)         $(43,548)        $(28,334)
Unrealized gain on marketable securities                    812               293               709              293
Foreign currency translation adjustments                     (7)                8                83                8
                                                       --------------------------          -------------------------
Comprehensive loss                                     $(19,982)         $(16,602)         $(42,756)        $(28,033)
                                                       ==========================          =========================

NOTE 8. CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of June 30, 2001, four customers accounted for more than 10% each, totaling $6.9 million or 63.4% of the gross accounts receivable balance on that date. The percentage by customer was 12.3%, 14.7%, 17.3%, and 19.1%, respectively, at June 30, 2001. As of
December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage by customer was 10.4%, 11.2%, 14.5%, and 19.9%, respectively, at December 31, 2000.

During the quarter ended June 30, 2001, three customers accounted for more than 10% each, totaling $4.0 million or 66.0%, of total revenue. The percentage by customer was 15.4%, 24.7% and 25.9%, respectively, for the quarter ended June 30, 2001. During the quarter ended June 30, 2000, two customers accounted for more than 10% each, totaling $3.6 million or 35.4% of total revenue. The percentage by customer was 16.5% and 18.9%, respectively, for the quarter ended June 30, 2000. During the six months ended June 30, 2001, three customers accounted for more than 10% each, totaling $6.3 million or 59.5%, of total revenue. The percentage by customer was 14.0%, 16.0% and 29.5%, respectively, for the six months ended June 30, 2001. During the six months ended June 30, 2000, two customers accounted for more than 10% each, totaling $3.9 million or 22.8% of total revenue. The percentage by customer was 11.1% and 11.7%, respectively, for the six months ended June 30, 2000.

NOTE 9. CONTINGENCIES

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

Following its public announcement on October 25, 2000, of its financial results for the third quarter, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the Company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. On March 22, 2001, the Court entered an order appointing as the lead Plaintiffs John Nittolo, Dean Monroe, Ronald Williams, V&S Industries, Ltd., VIP World Asset Management, Ltd., Atlantic Coast Capital Management, Ltd., and T.F.M. Investment Group. Pursuant to the previous Consolidation Order of the Court, a Consolidated Amended Complaint was filed on May 14, 2001. On June 29, 2001, the Company filed a motion to dismiss the consolidated case. The plaintiffs responded to the Company's motion to dismiss on August 6, 2001.

The class action complaint alleges claims against the Company and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to its business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company's common stock was artificially inflated during the class periods. The class action complaint focuses on statements made concerning an account receivable from one of the Company's customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the class. The Company believes that it has complied with all of its obligations under the Federal securities laws and the Company intends to defend this lawsuit vigorously. As a result of consultation with legal representation and current insurance coverage, the Company does not believe the lawsuit will have a material impact on the Company's results of operations or financial position.

NOTE 10. COMMITMENTS

In March 2001, the Company terminated a services agreement with a development partner. As a result, the Company paid termination fees of $300,000 in the second quarter of 2001. The remaining $300,000 liability is included in the accounts payable and accrued liabilities balance in the accompanying condensed consolidated balance sheet as of June 30, 2001 and was paid in July, 2001. The expense is recorded in research and development expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2001.

NOTE 11. NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June

30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

At June 30, 2001, the Company's unamortized goodwill and intangibles totaled $51.6 million. Amortization expense related to goodwill was $4.7 million and $4.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements had no impact on the Company's results of operations or financial position.

NOTE 12. RECLASSIFICATIONS

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

Forward-Looking Statements

This report contains certain forward-looking statements related to our future prospects or results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate", "project", "intend", "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in the "Risk Factors" section of this discussion beginning on page 18 herein.

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

Research and development expenses consist primarily of personnel related expenses and third-party consulting fees. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company charges research and development costs related to new products or enhancements to expense as incurred until technological feasibility is established, after which the remaining costs are capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

Sales and marketing expenses consist primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, customer meetings, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

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

Results of Operations

Revenues

In the second half of 2000, the Company expanded its business model to include ratable revenue recognition. Total revenues for the three and six months ended June 30, 2001 were impacted by the use of programs that result in revenues recognized ratably. The Company includes in its definition of ratable programs contracts which do not result in all license revenue being recognized at the time the contract is executed. Examples of ratable programs include but are not limited to: traditional, perpetual license contracts with extended payment terms, subscriptions and milestone arrangements. For the three months ended June 30, 2001, the Company recognized 54.2% of license revenue from ratable programs. For the six months ended June 30, 2001, the Company recognized 46.6% of license revenue from ratable programs. Although lowering reported total revenue and license revenue for the three and six months ended June 30, 2001, the Company believes that the benefits achieved over time of the ratable model are a more linear revenue pattern as well as increased visibility and predictability of financial results.

Total Revenues.   Total revenues for the quarter ended June 30, 2001 decreased
40.6% to $6.0 million from $10.1 million during the same period in 2000. Total revenues for the six months ended June 30, 2001 decreased 38.2% to $10.6 million from $17.1 million during the same period in 2000. The decrease in total revenues resulted primarily from the expansion of the Company's business model discussed above, and the softening demand for business-to-business software and related services and the information technology market generally. The decrease in license fee revenues was partially offset by an increase in services fees, resulting from an increase in new license customers signed during 2000. During the quarter ended June 30, 2001, three customers accounted for more than 10% each, totaling $4.0 million or 66.0%, of total revenue. The percentage by customer was 15.4%, 24.7% and 25.9%, respectively, for the quarter ended June 30, 2001. During the quarter ended June 30, 2000, two customers accounted for more than 10% each, totaling $3.6 million or 35.4% of total revenue. The percentage by customer was 16.5% and 18.9%, respectively, for the quarter ended June 30, 2000. During the six months ended June 30, 2001, three customers accounted for more than 10% each, totaling $6.3 million or 59.5%, of total revenue. The percentage by customer was 14.0%, 16.0% and 29.5%, respectively, for the six months ended June 30, 2001. During the six months ended June 30, 2000, two customers accounted for more than 10% each, totaling $3.9 million or 22.8% of total revenue. The percentage by customer was 11.1% and 11.7%, respectively, for the six months ended June 30, 2000.

License Fees.   License fees decreased 54.1% to $3.6 million, or 60.1% of total revenues, for the quarter ended June 30, 2001 from $7.8 million, or 77.8% of total revenues, for the same period in 2000. License fees decreased 56.7% to $5.9 million, or 55.9% of total revenues, for the six months ended June 30, 2001 from $13.6 million, or 79.8% of total revenues, for the same period in 2000.
The decrease in license fees was primarily attributable to the expansion of the Company's business model, discussed above, and the softening demand for business-to-business software and the information technology market generally.

Services Fees.   Services fees increased 6.8% to $2.4 million, for the quarter ended June 30, 2001, from $2.2 million for the same period in 2000, and also increased as a percentage of total revenues to 39.9%, for the quarter ended June 30, 2001, from 22.2% for the same period in 2000. Services fees increased 34.9% to $4.7 million, for the six months ended June 30, 2001, from $3.5 million for the same period in 2000, and also increased as a percentage of total revenues to 44.1%, for the six months ended June 30, 2001, from 20.2% for the same period in 2000. The increase in services fees is primarily due to an increase in new license customers signed during 2000 partially offset by the softening demand for business-to-business software and related services and the information technology market generally.

Cost of Revenues

Total Cost of Revenues.   Cost of revenues increased 28.8% to $3.2 million, or
53.7% of total revenue, during the quarter ended June 30, 2001 from $2.5 million, or 24.8% of total revenue, during the same period in 2000. Cost of revenues increased 68.2% to $6.8 million, or 64.1% of total revenue, during the six months ended June 30, 2001 from $4.0 million, or 23.6% of total revenue, during the same period in 2000. The increase in the cost of revenues, both in total and as a percentage of total revenues, is primarily a result of an increase in the cost of services fees due to higher personnel related costs. During the three months ended June 30, 2001, the Company had an average of 8.5% more employees compared to the same period in 2000. During the six months ended June 30, 2001, the Company had an average of 44.0% more employees compared to the same period in 2000. Severance expenses, related to nine employees of approximately $168,000, also negatively impacted the cost of revenues for the six months ended June 30, 2001.

Cost of License Fees.   Cost of license fees increased 35.6% to $80,000 in the
second quarter of 2001 from $59,000 in the second quarter of 2000. Cost of license fees increased 26.5% to $124,000 for the six months ended June 30, 2001 from $98,000 in the same period of 2000. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

Cost of Services Fees.   Cost of services fees increased 28.7% to $3.1 million,
or 131.2% of total services fees revenues, during the quarter ended June 30, 2001 compared to $2.4 million, or 108.9% of total services fees revenues, during the same period in 2000. Cost of services fees increased 69.3% to $6.6 million, or 142.8% of total services fees revenues, during the six months ended June 30, 2001 compared to $3.9 million, or 113.9% of total services fees revenues, during the same period in 2000. As discussed above, the increase in the cost of services fees for the three and six months ended June 30, 2001 was primarily attributable to higher personnel related costs in both the services implementation and customer support areas. The Company has incurred cost of services fees in excess of services revenues due primarily to the hiring and training of personnel in anticipation of future growth. As a result of slower than anticipated growth, the Company instituted cost control actions in the first quarter of 2001, including the reduction in personnel discussed above, to more closely align the cost structure with the anticipated growth. While the Company believes these costs will continue to be greater than services fees in the near term, the Company anticipates that services fees will exceed costs by late 2001.

Research and Development, Exclusive of Noncash Expense

Research and development expenses decreased 13.3% to approximately $4.6 million, or 76.3% of total revenues, during the quarter ended June 30, 2001 from $5.3 million, or 52.3% of total revenues, during the same period in 2000. Research and development expenses increased 21.2% to approximately $10.1 million, or 95.8% of total revenues, during the six months ended June 30, 2001 from $8.4 million, or 48.9% of total revenues, during the same period in 2000. Research and development expenses decreased in the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000 as a result of a reduction of consulting fees partially offset by an increase in the number of employees and the Company's acquisition of the SAI/Redeo companies in May 2000. Consulting fees were $1.6 million in the second quarter of 2001 compared to $3.0 million in the second quarter of 2000. During the second quarter of 2001, the Company had an average of 32.3% more employees compared to the same period of 2000. Research and development expenses increased for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 primarily due to increased personnel related expenses incurred to develop the Company's products and the acquisition of the SAI/Redeo companies partially offset by a decrease in consulting fees. During the six months ended June 30, 2001, the Company had an average of 37.7% more employees in the research and development area compared to the same period of 2000. Consulting fees were $3.7 million for the six months ended June 30, 2001 compared to $4.4 million for the same period of 2000. The results for the six months ended June 30, 2001 were also negatively impacted by $600,000 as a result of terminating a services agreement with a development partner. The Company plans to utilize in-house research and development personnel in the future, but expects to incur consulting fees for certain specialized development projects.

Noncash Research and Development Expense

Noncash research and development expenses of approximately $826,000 were recognized during the first quarter of 2000. The expenses resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company' common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of common stock were forfeited. The warrants to purchase 33,334 shares remain outstanding at June 30, 2001 and expire in the first quarter of 2003. At the end of the first quarter of 2000, the value of the warrants earned approximated $826,000 and was computed using the Black-Scholes option pricing model.

In-Process Research and Development Expense

In-process research and development expense was approximately $8.3 million for the three and six months ended June 30, 2000. The Company recorded this expense in the second quarter of 2000 related to its acquisition of the SAI/Rodeo companies on May 31, 2000 (the "Valuation Date").

At the Valuation Date, the SAI/Redeo companies had technology under development that had not yet reached technological feasibility and had no alternative future use in the event that the proposed products did not prove to be feasible. The product under development was a settlement portal that completes the B2B commerce chain cycle for the buy side, sell side, and net marketmakers. The Company's goal is to complete the procurement cycle from order fulfillment to settlement automatically and at the lowest possible cost. The initial development and commercial release of the Company's Settlement product was completed during the third quarter of 2000. The Company is continuing to invest in further development and enhancements of the Settlement product. During the six months ended December 31, 2001 25.9% of the Company's license revenue was derived from licensing the Settlement product. During the six months ended June 30, 2001 21.4% of the Company's license revenue was derived from licensing the Company's Settlement product.

The value of the IPR&D was determined using a discounted cash flow model, focusing on the income-producing capabilities of the in-process technologies and taking into consideration (i) the analysis of the stage of completion of each project and (ii) the exclusion of value related to research and development yet-to-be completed as part of the on-going IPR&D projects. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on (i) individual product revenues, (ii) anticipated growth rates, (iii) anticipated product development and introduction schedules, (iv) product sales cycles, and (v) the estimated life of a product's underlying technology.

Based upon the revenue estimates, operating expense projections, including cost of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product with consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company as well as competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Operating expense estimates reflect the Company's historical expense ratios. Additionally, these projects will require continued research and development after they have reached a state of technological and commercial feasibility. The resulting operating income stream was discounted to reflect its present value at the date of the acquisition.

The rate used to discount the net cash flows from the purchased IPR&D was 28%. This rate is equal to the weighted average cost of capital of the Company, taking into account (i) the required rates of return from investments in various areas of the enterprise, (ii) reflecting the inherent uncertainties in future revenue estimates from technology investments including the uncertainty surrounding the successful development of the acquired IPR&D, (iii) the useful life of such technology, (iv) the profitability levels of such technology, if any, and (v) the uncertainty of technological advances, all of which were unknown at the time.

No assurance can be given that actual revenues and operating profit attributable to the purchased IPR&D will not deviate from the projections used to value such technology. Ongoing operations and financial results for acquired businesses, and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the Valuation Date. To date, actual costs of completing the project and the timing thereof have been consistent with the estimates used in developing the valuation of the purchased IPR&D.

Sales and Marketing, Exclusive of Noncash Expense

Sales and marketing expenses increased 7.2% to $9.3 million, or 155.7% of total revenues, during the quarter ended June 30, 2001 from $8.7 million, or 86.3% of total revenues, during the same period in 2000. Sales and marketing expenses increased 14.1% to $17.4 million, or 164.7% of total revenues, during the six months ended June 30, 2001 from $15.2 million, or 89.2% of total revenues, during the same period in 2000. The increase was primarily attributable to an increase in sales and marketing personnel related costs, recruiting costs and the acquisition of the SAI/Redeo companies. The increased personnel related costs are primarily related to additions made to the Company's sales force. During the three and six month periods ended June 30, 2001, the Company had an average of 3.0% and 11.7% more employees, respectively in the sales, marketing and business development areas compared to the same periods of 2000.

Noncash Sales and Marketing Expense

During the quarters ended June 30, 2001 and 2000, noncash sales and marketing expenses of approximately $1.7 million and $2.0 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. During the six months ended June 30, 2001 and 2000, noncash sales and marketing expenses of approximately $3.4 million and $3.8 million, respectively, were recognized in connection with these agreements. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from nine months to five years.

General and Administrative, Exclusive of Noncash Expense

General and administrative expenses increased 21.8% to $2.9 million during the quarter ended June 30, 2001, or 48.1% of total revenue from $2.4 million, or 23.5% of total revenues, during the same period in 2000. General and administrative expenses increased 52.8% to $7.6 million during the six months ended June 30, 2001, or 72.3% of total revenue from $5.0 million, or 29.2% of total revenues, during the same period in 2000. The increase in general and administrative expense for the three months ended June 30, 2001 was primarily attributable to an increase in the provision for doubtful accounts and the acquisition of the SAI/Redeo companies. The increase in general and administrative expense for the six months ended June 30, 2001 was primarily attributable to an increase in personnel related costs, an increase in the provision for doubtful accounts and the acquisition of the SAI/Redeo companies. During the six month period ended June 30, 2001, the Company had an average of 19.1% more employees in the finance and administration areas compared to the
same period of 2000.   The Company recorded a provision for doubtful accounts of
$554,000 and $2.6 million for the three and six months ended June 30, 2001,
respectively.   The Company recorded a provision for doubtful accounts of
$253,000 and $516,000 for the three and six months ended June 30, 2000, respectively.

Noncash General and Administrative Expense

Noncash general and administrative expenses decreased to approximately $112,000, or 1.9% of total revenues, during the second quarter of 2001, from $331,000, or 3.3% of total revenues, during the same period in 2000. Noncash general and administrative expenses decreased to approximately $224,000, or 2.1% of total revenues, during the six months ended June 30, 2001, from $1.5 million, or 8.6% of total revenues, during the same period in 2000. The decrease in the six months ended June 30, 2001 was primarily attributable to the termination in the fourth quarter of 2000 of an arrangement where the Company granted 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. In the first quarter of 2000, the

Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation to be amortized evenly over the four-year vesting period. Approximately $577,000 was expensed in the first six months of 2000 related to the unvested options. As a result of the termination, all options except those that were vested on the original grant date were forfeited and the Company reversed in the fourth quarter of 2000 approximately $864,000 of compensation expense related to the forfeited, unvested options. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant. The amount expensed during 2001 relates primarily to these options.

Depreciation and Amortization

Depreciation and amortization increased to $3.3 million in the quarter ended June 30, 2001 from $1.6 million in the same period of 2000. Depreciation and amortization increased to $6.2 million in the six months ended June 30, 2001 from $2.3 million in the same period of 2000. The increase is primarily the result of the Company's amortization of its intangible assets associated with the acquisitions of iSold.com and the SAI/Redeo companies completed in the second quarter of 2000.

Gain/(Loss) on Sale of Assets

For the three and six month periods ended June 30, 2001, the Company recorded a loss on the sale property and equipment of $7,000. For the three and six month periods ended June 30, 2000, the Company recorded a gain on the sale of its human resources and financial software business to Geac Computer Systems, Inc., and Geac Canada Limited of $547,000. The gain was recorded following an escrow settlement from the original sale in October, 1999.

Loss on Impairment of Investments

During the three and six months ended June 30, 2001, the Company recorded a loss on impairment of investments of approximately $3.4 million and $6.5 million respectively. The losses were necessitated by other than temporary losses to the value of investments the Company has made in privately held companies and marketable securities of one publicly traded company. The privately held companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions.

Interest Income

Interest income decreased to $1.8 million in the second quarter of 2001, or 29.4% of total revenues from $3.6 million, or 35.5% of total revenues, in the same period of 2000. Interest income decreased to $4.2 million for the six months ended June 30, 2001, or 39.6% of total revenues from $4.6 million, or 26.7% of total revenues, in the same period of 2000. The decrease in interest income was due to lower levels of cash available for investment. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense and Amortization of Debt Discount

Interest expense decreased 3.5% to $56,000 in the second quarter of 2001 from $58,000 in the same period of 2000. Interest expense decreased 48.3% to $120,000 for the six months ended June 30, 2001 from $232,000 in the same period of 2000. This decrease in interest expense is primarily due to higher levels of debt in the first quarter of 2000 as compared to 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with Wachovia Capital Investments, Inc. The interest expense in 2001 is primarily related to this agreement.

As part of a funding agreement discussed above, the Company also issued warrants valued at approximately $982,000 using the Black-Scholes option pricing model as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000. As result, the entire value of the warrants was amortized as a debt discount in the quarter ended March 31, 2000.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and six months ended June 30, 2001 and 2000, respectively.

Liquidity and Capital Resources

On March 10, 2000, the Company completed a follow-on offering of 2,243,000 shares of common stock at an offering price of $115.00 per share. The proceeds, net of expenses, from this public offering of approximately $244.4 million were placed in investment grade cash equivalents and marketable securities. Although operating activities may provide cash in certain periods, to the extent the Company experiences growth in the future, the Company's operating and investing activities will use significant amounts of cash. The Company believes its liquid current assets should adequately meet the Company's needs until the Company achieves break-even cash flow, which is currently forecasted to occur in 2002.

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

Cash used in operating activities was approximately $28.0 million during the six months ended June 30, 2001. The cash used was primarily attributable to the Company's net loss, an increase in accounts receivable and prepaid and other current assets, and a decrease in accounts payable and accrued liabilities partially offset by noncash items and an increase in deferred revenue. Cash used in operating activities was approximately $15.2 million during the six months ended June 30, 2000. This was primarily attributable to the Company's net loss, and an increase in accounts receivable, partially offset by noncash items, an increase in accounts payable and accrued liabilities and an increase in deferred revenue.

Cash used by investing activities was approximately $8.6 million during the six months ended June 30, 2001. The cash used by investing activities was primarily attributable to the purchase of marketable securities, the purchase of property and equipment and an investment in a strategic partner partially offset by proceeds received from the sale and maturity of marketable securities. Cash used by investing activities was approximately $52.1 million during the six months ended June 30, 2000. The cash used by investing activities was primarily attributable to the acquisitions of the SAI/Redeo companies and iSold.com, Inc., the purchase of marketable securities, the purchase of property and equipment and investments in strategic partners partially offset by proceeds received from the sale of assets of $1.9 million.

Cash provided by financing activities was approximately $166,000 during the six months ended June 30, 2001. The cash provided by financing activities was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises. Cash provided by financing activities was approximately $244.3 million during the six months ended June 30, 2000. The cash provided by financing activities during the six months ended June 30, 2000 was primarily attributable to the proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million, the issuance of long-term debt of $5.0 million, and the proceeds from stock option exercises, partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of the six months ended June 30, 2001, four customers accounted for more than 10% each, totaling $6.9 million or 63.4% of the gross accounts receivable balance on that date. The percentage by customer was 12.3%, 14.7%, 17.3%, and 19.1%, respectively, at June 30, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage by customer was 10.4%, 11.2%, 14.5%, and 19.9%, respectively, at December 31, 2000.

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the second quarter of 2001, the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $2.4 million, $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions.

At June 30, 2001, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal

Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

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

On May 31, 2000, the Company acquired the SAI/Redeo companies. As part of the acquisition, two former executives of the SAI/Redeo companies signed employment agreements. As a result of the voluntary termination of one agreement prior to the first anniversary of the acquisition date, the executive was required to return to the Company for cancellation 55,000 shares of common stock issued in connection with the agreement. During the first quarter of 2001, the Company recorded the fair value of these shares as of the acquisition date, approximately $1.5 million, as a reduction to the intangible balance associated with the SAI/Redeo acquisition. As a result of the voluntary termination of the second agreement prior to the second anniversary of the acquisition date, the executive was required to return to the Company for cancellation 27,500 shares of common stock issued in connection with the agreement. During the second quarter of 2001, the Company recorded the fair value of these shares as of the acquisition date, approximately $727,000, as a reduction to the intangible balance associated with the SAI/Redeo acquisition.

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142 effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the accounting literature in effect prior to the issuance of SFAS 142. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

At June 30, 2001, the Company's unamortized goodwill and intangibles totaled $51.6 million. Amortization expense related to goodwill was $4.7 million and $4.0 million for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements had no impact on the Company's results of operations or financial position.

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

The softening demand for business-to-business software and related services could negatively affect our business, operating results, financial condition, and stock price.

Our revenue growth and operating results depend significantly on the overall demand for technological goods and services, and in particular demand for business-to-business software and services. Softening demand for these products and services caused by ongoing economic uncertaintly may contribute to lower revenues. Continued delays or reductions in techology spending could have a material adverse effect on demand for our products and services, and consequently our business, operating results, financial condition, and stock price.

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

Because the percentage of our revenues represented by maintenance services and other recurring forms of revenue is smaller than that of many software companies with a longer history of operations, we do not have a significant recurring revenue stream that could lessen the effect of quarterly fluctuations in operating results. Many factors may cause significant fluctuations in our quarterly and annual operating results, including:

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

Recently, we announced our strategy to serve the large to mid-size enterprise market that emphasizes license agreements that require the recognition of revenue over a fixed period of time. In these cases, we recognize revenues on a ratable basis over the life of the contract, which can be from two to 36 months. Therefore, if we do not book a sufficient number of large orders in a particular quarter, our revenues in future periods could be lower than expected. As we emphasize license agreements requiring ratable revenue recognition, the potential for fluctuations in our quarterly results could decrease but our revenues could be lower than expected. Furthermore, our quarterly revenues may be affected significantly by other revenue recognition policies and procedures. These policies and procedures may evolve or change over time based on applicable accounting standards and how these standards are interpreted.

We continue to invest in many areas, including research and development, sales and marketing, services, and support infrastructure, based upon our expectations of future revenue growth. These expenditures are relatively fixed in the short term. If our revenues fall below expectations and we are not able to quickly reduce spending in response, our operating results for that quarter and future periods may be harmed.

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

We may be required to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, which could negatively impact our financial results.

We may be required to defer recognition of license fee revenue for a significant period of time after entering into a license agreement for a variety of transactions, including:

    . transactions that include both currently available software products and products that are under development or other undeliverable elements;

    . transactions where the customers demands services that include signficant modifications or customizations that could delay product delivery or acceptance;

    . transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and

    . transactions that involve payment terms or fees that depend on contingencies.

Generally accepted accounting principles ("GAAP") for software revenue recognition requires that our license agreements meet specific criteria in order to recognize revenue when we initially deliver software. Although we have standard form license agreements that meet the GAAP criteria for immediate revenue recognition on delivered elements, we do on some occasions negotiate the terms of our license agreements. Some of these negotiated agreements may not meet the GAAP criteria for immediate software revenue recogntion on delivered elements.

Although our business model allows for time-based license agreements, we continue to record some of our license fee revenue upon software delivery. The deferral of license fee revenue recognition on these agreements could have an adverse effect on our financial results.

We may not generate the substantial additional revenues necessary to become profitable and we anticipate that we will continue to incur losses.

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

If our ratable business model is unsuccessful, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

We offer flexible payment methods to our customers. These programs are unproven and represents a significant departure from the fee-based software licensing strategies that our competitors and we have traditionally employed. If we do not successfully develop and support our ratable business model, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially. As of June 30, 2001, we have signed several customers to ratable arrangements.

We expect to evolve to our ratable business model over time. The adoption rate of our flexible business model may, from quarter to quarter, fluctuate or be rejected by the market altogether. As we continue this evolution, we may find that the majority of our revenues continue to come from traditional revenue recognition license arrangements that result in revenues being taken up front. If our ratable business model results fluctuate due to uneven adoption rates or if our business model is rejected entirely, our business, results of operations, and financial condition would be materially and adversely affected.

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

In targeting the e-commerce market, we must compete with electronic procurement providers such as Ariba and Commerce One. We also encounter competition with respect to different aspects of our solution from companies such as Concur Technologies, Extensity, VerticalNet, PurchasePro, FreeMarkets, and i2. We also anticipate competition from some of the large enterprise software developers, such as Oracle, PeopleSoft and SAP.

While we expect the large to mid-size enterprise (LME) market to begin the adoption of business-to-business software, we may not be the supplier of choice for this market. The mid-size market may prefer to purchase their business-to-business software from their ERP vendors. Should this market not be receptive to independent software vendors (ISV), such as Clarus, for their software our business could be seriously harmed.

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

The implementation of our product suite by buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our product suite will depend on using our existing customers as referenceable accounts. As a result, our solutions may not achieve significant market acceptance. In addition, current customers are subject to the effects of being acquired, which may jeopardize their referencability in the future.

We expect our product line to appeal to early-stage companies, which expose us to higher than normal credit risk.

Our product line supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. As a result of this functionality many early-stage businesses, in addition to many companies with traditional business models, are interested in acquiring our products. Many early-stage companies acquire their funding periodically based upon investors' perception of their progress and likelihood of success. Typically, they do not have internal operations sufficient to generate cash, which would guarantee their ongoing viability. While we evaluate all potential customers' ability to pay, if an increasing number of our customers fail in their operations and are unable to continue to pay amounts due under our license agreement, we will experience material and adverse financial losses related to these sales.

Losses from our investments in strategic partners could negatively impact our operating results.

We have made several financial investments in private companies. These companies are primarily early-stage enterprises with limited operating histories. If these partners are unsuccessful in executing their business plans, we may experience losses on these investments, which would negatively impact our operating results.

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

We rely exclusively on two third-party content services providers to provide catalog aggregation and management services to our customers, as part of our procurement solution. If we are unable to maintain an effective, long-term relationship with our content services providers, or if their services do not meet our customers' needs or expectations, our business could be seriously harmed.

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

We have established strategic selling relationships with a number of outside companies. Some of these companies have made significant revenue commitments to us as part of these relationships. While we do not reflect these commitments in our financial statements, this information is included in "backlog" information we share with market analysts and investors. Some of these strategic selling partners may not have the ability to meet their financial commitments to us if they are not able to generate a sufficient level of sales to meet these commitments.

Much of our sales growth and future success is expected to come from our channel partners. While we expect to invest significantly in these relationships including sales training, product integration and joint selling, we cannot predict the channels partner's commitment or level of success. Additionally the timetable for productivity of any channel partner may vary based on many factors out of our control. We expect that the development of most relationships will take three to six months, although we cannot be assured of this timetable or if these relationships will ever deliver any results. Should our channel relationship prove unproductive or take longer to deliver results our financial results and path to profitability could suffer serious adverse consequences.

Our success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel.

We may fail to retain our key employees or to attract or retain other highly qualified personnel. In particular, there is competition for, research and development and sales personnel. Even if we are able to attract qualified personnel, new hires frequently require extensive training before they achieve desired levels of productivity.

We have reduced our headcount in 2001 based on our expectations of future revenue growth, and as part of our cost reduction initiative. These reductions may make it more difficult for us to attract, hire and retain the personnel we need. If we are unable to hire or fail to retain competent personnel, our business, results of operations and financial condition could be materially and adversely affected. We do not maintain key-man life insurance policies on any of our employees.

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

We may not be able to recover the carrying value of our intangibles.

We periodically assess the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Although we have not incurred any impairment charges to date, we can give no assurance that future impairment charges will be required due to factors we consider important including, but not limited to, significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the acquired assets and significant negative industry or economic trends.

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

We made two technology acquisitions in 2000: the SAI/Redeo companies and iSold.com. In connections with these acquisitions, we acquired products complementary to our procurement solution. We had no prior experience in providing these types of software products or services. We may not have the industry experience or technical experience to successfully continue development, marketing and support of these technologies without the continued involvement of these existing employees.

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

In a number of lawsuits filed against us in the fourth quarter of 2000, our company and several of our officers have been named as defendants in a number of securities class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in certain periods beginning on October 20, 1999 and through October 25, 2000. The consolidated complaint alleges, among other things, that violations of Sections 10(b) and (20)a of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, with respect to alleged material misrepresentations and omissions made in public filings made with the Securities and Exchange Commission and certain press releases and other public statements. The plaintiffs seek unspecified damages and costs. This lawsuit diverts the time and attention of management and an adverse judgment could cause our financial condition or operating results to suffer.

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

Foreign Currency Risk

A majority of the revenue recognized to date by the Company has been denominated in U.S. dollars, including sales made internationally. As a result, a strengthening of the U.S. dollar could make the Company's products less competitive in foreign markets. In addition, the Company has foreign subsidiaries which subject the Company to risks associated with foreign currency exchange rates and weak economic conditions in these foreign markets. An increase or decrease in foreign currency exchange rates of 10% would not have a material effect on the Company's financial position or results of operations. The Company does not use derivatives as a means of hedging against foreign currency risk.

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

Investments

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interests in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the second quarter of 2001, the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $2.4 million, $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current
economic conditions.   The Company has not recognized any material revenue from
these companies during 2001. During the year ended December 31, 2000, the Company recognized $17.2 million in total revenue from these companies. In the second quarter of 2000, the Company made equity investments of $5.3 million and recognized $2.9 million in total revenue in four privately held companies. For the six months ended June 30, 2000, the Company made equity investments of $6.0 million and recognized $4.1 million in total revenue in five privately held companies.


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

Following its public announcement on October 25, 2000, of its financial results for the third quarter, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the Company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. On March 22, 2001, the Court entered an order appointing as the lead Plaintiffs John Nittolo, Dean Monroe, Ronald Williams, V&S Industries, Ltd., VIP World Asset Management, Ltd., Atlantic Coast Capital Management, Ltd., and T.F.M. Investment Group. Pursuant to the previous Consolidation Order of the Court, a Consolidated Amended Complaint was filed on May 14, 2001. On June 29, 2001, the Company filed a motion to dismiss the consolidated case. The plaintiffs responded to the Company's motion to dismiss on August 6, 2001.

The class action complaint alleges claims against the Company and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to its business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company's common stock was artificially inflated during the class periods. The class action complaint focuses on statements made concerning an account receivable from one of the Company's customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. The Company believes that it has complied with all of its obligations under the Federal securities laws and the Company intends to defend this lawsuit vigorously. As a result of consultation with legal representation and current insurance coverage, the Company does not believe the lawsuit will have a material impact on the Company's results of operations or financial position.


Item 4. Submission of Matters to a Vote of Security Holders

The following proposals were submitted to the Company's stockholders at its annual stockholders' meeting on May 22, 2001.

    1. The proposal to elect Stephen P. Jeffery as a Class III director to serve until the 2004 annual stockholders' meeting was approved with 13,944,602 shares or 89% voting for the proposal and 1,434,206 shares or 11% withholding authority.

    2. The proposal to elect Said Mohammadioun as a Class III director to serve until the 2004 annual stockholders' meeting was approved with 13,944,602 shares or 89% voting for the proposal and 1,434,206 shares or 11% withholding authority.

    3. The proposal to ratify the appointment of KPMG LLP as the Company's independent auditors for the year ending December 31, 2001 was approved with 14,022,547 shares or 99.61% of the votes cast voting for the proposal, 40,309 shares or .29% of the votes cast voting against the proposal and 13,947 shares or .11% of the votes cast abstaining from the proposal.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         10.1*  Employment Agreement between the Company and Steven M. Hornyak

         (b) Reports on Form 8-K

         None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION


Date:  August 10, 2001     /s/ James J. McDevitt
                           ------------------------------
                           James J. McDevitt,
                           Chief Financial Officer

* Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.