Form 10-Q
period 2001-09-30
CLARUS CORP
filed 2001-11-14
CIK 913277

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001

                                       or

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


 -------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -   -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        Common Stock, ($.0001 Par Value)
            --------------------------------------------------------
              15,560,049 shares outstanding as of October 31, 2001

INDEX
-----
                               CLARUS CORPORATION

PART I   FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) - September 30, 2001 and December 31, 2000;

         Condensed Consolidated Statements of Operations (unaudited) - Three and nine months ended September 30, 2001 and 2000;

         Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2001 and 2000;

         Notes to Condensed Consolidated Financial Statements (unaudited) -
          September 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II  OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

PART I.           FINANCIAL INFORMATION
-------           ---------------------

Item 1.           Financial Statements

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
               (in thousands, except share and per share amounts)

                                                                               September 30,       December 31,
                                                                                    2001               2000
                                                                             ------------------- ------------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                     $    78,303       $    118,303
     Marketable securities                                                              47,235             50,209
     Accounts receivable, less allowance for doubtful accounts
     of $2,433 and $3,917 in 2001 and 2000, respectively                                 3,890              8,126
     Deferred marketing expense, current                                                 1,029              5,321
     Prepaids and other current assets                                                   2,880              2,731
                                                                             ------------------- ------------------
Total current assets                                                                   133,337            184,690

PROPERTY AND EQUIPMENT, NET                                                              8,211              7,619

OTHER ASSETS:
     Deferred marketing expense, net of current portion                                  1,736              2,508
     Investments                                                                         7,563             13,619
     Intangible assets, net of accumulated amortization of $12,618 and
      $6,146 in 2001 and 2000, respectively                                             49,561             58,214
     Deposits and other long-term assets                                                   713                254
                                                                             ------------------- ------------------
Total other assets                                                                      59,573             74,595
                                                                             ------------------- ------------------
         TOTAL ASSETS                                                             $    201,121       $    266,904
                                                                             =================== ==================

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
                CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
                                   (unaudited)
               (in thousands, except share and per share amounts)

                                                                               September 30,        December 31,
                                                                                    2001                2000
                                                                             ------------------- -------------------
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                       $    5,997         $    11,059
     Deferred revenue                                                                    3,181               2,295
                                                                             ------------------- -------------------
Total current liabilities                                                                9,178              13,354
LONG-TERM LIABILITIES:
     Deferred revenue                                                                      264                 881
     Long-term debt                                                                      5,000               5,000
     Other long-term liabilities                                                           860                 847
                                                                             ------------------- -------------------
Total liabilities                                                                       15,302              20,082

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                                 -                   -
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      15,632,974 and 15,609,029 shares issued and 15,557,974 and 15,534,029
      outstanding in 2001 and 2000, respectively                                             2                   2
    Additional paid-in capital                                                         360,642             362,415
    Accumulated deficit                                                               (175,214)           (114,769)
    Treasury stock, at cost                                                                 (2)
                                                                                                                (2)

    Accumulated other comprehensive income/(loss)                                          391                (572)


    Unearned stock compensation                                                              -                (252)
                                                                             ------------------- -------------------
Total stockholders' equity                                                             185,819             246,822
                                                                             ------------------- -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $    201,121        $    266,904
                                                                             =================== ===================

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                           Three months ended                        Nine months ended
                                                              September 30                             September 30
                                                  --------------------------------------   --------------------------------------
                                                        2001                2000                 2001               2000
REVENUES:

   License fees                                      $       713        $     10,262       $        6,624     $       23,903
   Services fees                                           2,311               3,281                6,966              6,731
                                                  --------------------------------------   --------------------------------------
     Total revenues                                        3,024              13,543               13,590             30,634
COST OF REVENUES:
   License fees                                               14                  15                  138                113
   Services fees                                           2,561               3,970                9,210              7,900
                                                  --------------------------------------   --------------------------------------
     Total cost of revenues                                2,575               3,985                9,348              8,013

OPERATING EXPENSES:
   Research and development, exclusive of
     noncash expense                                       3,433               7,504               13,559             15,860
   Noncash research and development                            -                   -                    -                826
   In-process research and development expense                 -                   -                    -              8,300
   Sales and marketing, exclusive of noncash
     expense                                               5,451               9,407               22,849             24,654
   Noncash sales and marketing                             1,688               2,018                5,064              5,846
   General and administrative, exclusive of
     noncash expense                                       2,648               4,166               10,285              9,161
   Noncash general and administrative                         28                 375                  252              1,851
   Depreciation and amortization                           2,838               2,948                9,003              5,212
                                                  --------------------------------------   --------------------------------------
     Total operating expenses                             16,086              26,418               61,012             71,710

OPERATING LOSS                                           (15,637)            (16,860)             (56,770)           (49,089)
GAIN ON SALE OF ASSETS                                        10                   -                    4                547
LOSS ON IMPAIRMENT OF INVESTMENTS                         (2,614)                  -               (9,098)                 -
REALIZED GAIN/(LOSS) ON SALE OF INVESTMENTS                   11                  (5)                  22                 (5)
AMORTIZATION OF DEBT DISCOUNT                                  -                   -                    -               (982)
INTEREST INCOME                                            1,390               3,307                5,574              7,869
INTEREST EXPENSE                                             (57)                (58)                (177)              (290)
                                                  --------------------------------------   --------------------------------------
 NET LOSS                                             $  (16,897)       $    (13,616)       $     (60,445)      $    (41,950)
                                                  ======================================   ======================================


  Loss per common share:
     Basic                                            $   (1.09)        $     (0.89)        $       (3.89)      $      (2.98)
     Diluted                                          $   (1.09)        $     (0.89)        $       (3.89)      $      (2.98)

  Weighted average shares outstanding
     Basic                                               15,547              15,371                15,521             14,057
     Diluted                                             15,547              15,371                15,521             14,057


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                      (in thousands, except share amounts)

                                                                                              Nine months ended
                                                                                                September 30,
                                                                                   ---------------------------------------
                                                                                         2001                 2000
                                                                                   ----------------     ------------------
     OPERATING ACTIVITIES:
     Net loss                                                                        $     (60,445)       $     (41,950)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization on property and equipment                            2,531                1,935
          Amortization of intangible assets                                                  6,472                3,277
          In-process research and development                                                    -                8,300
          Loss on impairment of investments                                                  8,056                    -
          Loss on impairment of marketable securities                                        1,042                    -
          Gain on sale of marketable securities                                                (22)                   -
          Noncash interest expense associated with original issue discount on debt               -                  982
          Provision for doubtful accounts                                                    3,433                2,597
          Noncash research and development expense                                               -                  826
          Noncash sales and marketing expense                                                5,064                5,846
          Noncash general and administrative expense                                           252                1,851
          Exchange of software for cost-method investments                                       -              (10,368)
         Gain on sale of assets                                                                 (4)                (547)
         Changes in operating assets and liabilities:
             Accounts receivable                                                               803              (14,337)
             Prepaid and other current assets                                                 (149)              (3,567)
             Deposits and other long-term assets                                              (459)                 (83)
             Accounts payable and accrued liabilities                                       (5,062)               8,901
             Deferred revenue                                                                  269                1,498
             Other long-term liabilities                                                        13                    -
                                                                                   ----------------     ------------------
                                           NET CASH USED IN OPERATING ACTIVITIES           (38,206)             (34,839)

     INVESTING ACTIVITIES:
         Purchase of marketable securities                                                 (55,631)             (43,604)
         Proceeds from sale and maturity of marketable securities                           58,456                    -
         Acquisitions, net of cash acquired                                                      -              (33,535)
         Purchase of investments                                                            (2,000)              (3,211)
         Proceeds from sale of assets                                                            -                1,864
         Purchases of property and equipment                                                (3,119)              (4,562)
                                                                                   ----------------     ------------------
                                             NET CASH USED IN INVESTING ACTIVITIES          (2,294)             (83,048)

     FINANCING ACTIVITIES:
         Proceeds from issuance of common stock                                                  -              244,427
         Proceeds from long-term debt                                                            -                5,000
         Repayment of long-term debt and capital lease obligations                               -               (7,025)
         Proceeds from the exercises of stock options                                          148                2,575
         Proceeds from issuance of common stock related to employee stock
           purchase plan                                                                       260                    -
                                                                                   ----------------     ------------------
                                         NET CASH PROVIDED BY FINANCING ACTIVITIES             408              244,977
                                                                                   ----------------     ------------------
     Effect of exchange rate change on cash                                                     92                   39
     CHANGE IN CASH AND CASH EQUIVALENTS                                                   (40,000)             127,129
     CASH AND CASH EQUIVALENTS, beginning of period                                        118,303               14,127
                                                                                   ----------------     ------------------
     CASH AND CASH EQUIVALENTS, end of  period                                        $     78,303         $    141,256
                                                                                   ================     ==================
     SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Cash paid for interest                                                       $        121         $        290
                                                                                   ================     ==================
     NONCASH TRANSACTIONS:

         Issuance of warrants to purchase 50,000 shares of common stock in
           connection with marketing agreements                                       $          -         $        986
                                                                                   ================     ==================
         Issuance of 39,118 shares of common stock in connection with marketing
           agreements                                                                 $          -         $      3,761
                                                                                   ================     ==================
         Issuance of 1,148,000 shares of common stock in connection with SAI
           acquisition                                                                $          -         $     30,353
                                                                                   ================     ==================
         Receipt of marketable securities in satisfaction of trade account
           receivable                                                                 $          -         $      1,214
                                                                                   ================     ==================
         Retirement of 82,500 shares of common stock pursuant to acquisition          $      2,181         $          -
                                                                                   ================     ==================


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") for the three and nine months ended September 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be obtained for the year ending December 31, 2001. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2001 and 2000 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                           Three months ended                Nine months ended
                                                              September 30,                    September 30,
                                                      ------------------------------   -------------------------------
                                                            2001            2000            2001             2000
                                                            ----            ----            ----             ----
Effect of shares issuable under stock options                   307            1,271          282            1,346
Effect of shares issuable pursuant to warrants to
   purchase common stock                                          1              164            -              188
                                                      ------------------------------   -------------------------------
Total effect of common stock equivalents                        308            1,435          282            1,534
                                                      ------------------------------   -------------------------------

NOTE 3.  STOCK OPTION EXCHANGE PROGRAM

On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity, if they so choose, to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of these new options will be equal to the fair market value of the Company's common stock on the date of grant, which the Company expects to be later than November 9, 2001. During the first phase of the program 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were issued on November 9, 2001. During the second phase of the program 273,188 options with a weighted average exercise price of $43.87 per share were canceled and will be exchanged with new options on February 9, 2002, with an exercise price equal to fair market value on that date. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program has been designed to comply with Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and is not expected to result in any additional compensation charges or variable plan accounting. Members of the Company's Board of Directors and its officers are not eligible to participate in the exchange program.

NOTE 4. STOCK OPTIONS

On August 15, 2001, the Company granted options to purchase 150,000 shares of common stock to a senior executive with an exercise price equal to the fair market value at the date of grant. These options are designated as nonqualified options and will expire if not exercised in full before August 14, 2011. Twenty-five percent of the shares subject to the option shall vest on the first anniversary of the date of grant and the remaining portion of the option shall vest in equal monthly installments for 36 months beginning on August 15, 2001.

NOTE 5.  MARKETABLE SECURITIES

During the second quarter of 2001, the Company recognized a charge of $1.0 million for other than temporary losses from equity investments in a publicly traded company. The Company had recorded unrealized losses on this investment of $1.0 million through March 31, 2001. The securities were originally acquired as settlement of a trade accounts receivable.

NOTE 6.  INVESTMENTS

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the third quarter of 2001, the second quarter of 2001, the first quarter of 2001 and the fourth quarter of 2000, the Company recorded charges of $2.6 million, $2.4 million, $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions. The Company has not recognized any material revenue from these companies during 2001. During the year ended December 31, 2000, the Company recognized $17.2 million in total revenue from these companies. In the third quarter of 2000, the Company made additional equity investments of $2.8 million in two privately held companies and new investments of $5.2 million in three privately held companies and recognized $8.1 million in total revenue from these privately held companies. For the nine months ended September 30, 2000, the Company made equity investments of $13.6 million and recognized $12.2 million in total revenue from eight privately held companies.

NOTE 7.  ACQUISITIONS

On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (collectively the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model) and acquisition costs of approximately $995,000.

The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company evaluated the developed technologies and the in-process research and development to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million to in-process research and development in the second quarter of 2000. The goodwill, $48.2 million, and the developed technologies, $4.1 million, are being amortized over eight years. The assembled workforce, $450,000, and the customer base, $100,000, are being amortized over seven and four years, respectively. The goodwill balance was reduced in the first quarter of 2001 by $1.5 million as a result of 55,000 shares issued as part of the original purchase consideration being cancelled when a related employment agreement was terminated prior to the first anniversary of the acquisition date. The goodwill balance was further reduced in the second quarter of 2001 by $727,000 as a result of 27,500 shares issued as part of the original purchase consideration being cancelled when a related employment agreement was terminated prior to the second anniversary of the acquisition date.

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

NOTE 8.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)". "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                             Three months ended                 Nine months ended
                                                                September 30,                     September 30,
                                                             2001             2000             2001             2000
                                                       --------------------------------  ---------------------------------
      Net loss                                           $    (16,897)    $    (13,616)     $    (60,445)   $   (41,950)
      Unrealized gain on marketable securities                    162                3               871            296
      Foreign currency translation adjustments                      9               31                92             39
                                                       --------------------------------  ---------------------------------
      Comprehensive loss                                 $    (16,726)    $    (13,582)          (59,482)       (41,615)
                                                       ================================  =================================

NOTE 9. CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of September 30, 2001, two customers accounted for more than 10% each, totaling $3.2 million or 51.4% of the gross accounts receivable balance on that date. The percentage by customer was 21.1% and 30.3%, respectively, at September 30, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage by customer was 10.4%, 11.2%, 14.5%, and 19.9%, respectively, at December 31, 2000.

During the quarter ended September 30, 2001, one customer accounted for more than 10% of total revenue, totaling $490,000 or 16.2%. During the quarter ended September 30, 2000, five customers accounted for more than 10% each, totaling $9.3 million or 68.5% of total revenue. The percentage by customer was 10.0%, 11.7%, 12.9%, 15.5% and 18.4% respectively, for the quarter ended September 30, 2000. During the nine months ended September 30, 2001, four customers accounted for more than 10% each, totaling $7.3 million or 53.5%, of total revenue. The percentage by customer was 11.8%, 12.7%, 13.7% and 15.3%, respectively, for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, no customers accounted for more than 10% of total revenue.

NOTE 10. CONTINGENCIES

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, or financial condition.

Following its public announcement on October 25, 2000, of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the Company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. On March 22, 2001, the Court entered an order appointing as the lead Plaintiffs John Nittolo, Dean Monroe, Ronald Williams, V&S Industries, Ltd., VIP World Asset Management, Ltd., Atlantic Coast Capital Management, Ltd., and T.F.M. Investment Group. Pursuant to the previous Consolidation Order of the Court, a Consolidated Amended Complaint was filed on May 14, 2001. On June 29, 2001, the Company filed a motion to dismiss the consolidated case. The plaintiffs responded to the Company's motion to dismiss on August 6, 2001. The Company replied with a rebuttal to the plaintiffs' response on August 27, 2001.

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

NOTE 11. COMMITMENTS

In March 2001, the Company terminated a services agreement with a development partner. As a result, the Company paid termination fees of $300,000 in the second quarter of 2001 and $300,000 in the third quarter of 2001. The $600,000 expense, recorded in the quarter ended March 31, 2001, is included in research and development expense in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2001.

NOTE 12. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed of". The Company is required to adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

At September 30, 2001, the Company's unamortized goodwill and intangibles totaled $49.6 million. Amortization expense related to goodwill was $4.7 million and $5.8 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements did not have any impact on the Company's results of operations or financial position.

NOTE 13. RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company develops, markets and supports Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. The Company's multiple solutions provide a framework to enable Internet-based digital marketplaces, allowing companies to create trading communities and additional revenue opportunities. The Company's multiple solutions, based on a free trade model, provide a direct Internet-based connection between buyer and supplier without requiring transactions to be executed through a centralized portal. The Company's product line includes solutions that serve "market makers" (businesses utilizing the Internet for the purpose of facilitating and increasing the efficiency of the distribution channels of chosen vertical markets) as well as other solutions that best serve the sourcing, purchasing and settlement processes of business enterprises. The Company also provides implementation and ongoing customer support services as part of its complete sourcing, procurement and settlement solutions. To achieve broad market adoption of the Company's solutions and services, the Company has developed a multi-channel distribution strategy that includes both a direct sales force and a growing number of indirect channels, including application service providers, system integrators and resellers.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in the "Risk Factors" section of this discussion beginning on page 20 herein.

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

The Company has incurred significant costs to develop its business-to-business e-commerce technology and products and to recruit and train personnel. The Company believes its success is contingent upon increasing its customer base and investing in further development of its products and services. This will require significant expenditures for sales, marketing, research and development, and to a lesser extent support infrastructure. The Company therefore expects to continue to incur operating losses for the next several quarters.

Limited Operating History

The Company has a limited operating history as an e-commerce business that makes it difficult to forecast its future operating results. Prior period results should not be relied on to predict the Company's future performance.

Results of Operations

Revenues

In the second half of 2000, the Company expanded its business model to include ratable revenue recognition. Total revenues for the three and nine months ended September 30, 2001 were impacted by the use of programs that result in revenues recognized ratably. The Company includes in its definition of ratable programs contracts which do not result in all license revenue being recognized at the time the contract is executed. Examples of ratable programs include but are not limited to: traditional, perpetual license contracts with extended payment terms, subscriptions and milestone arrangements. For the three months ended September 30, 2001, the Company recognized 24.6% of license revenue from ratable programs. For the nine months ended September 30, 2001, the Company recognized 44.2% of license revenue from ratable programs. Although lowering reported total revenue and license revenue for the three and nine months ended September 30, 2001, the Company believes that the benefits achieved over time of the ratable model are a more linear revenue pattern as well as increased visibility and predictability of financial results.

Total Revenues. Total revenues for the quarter ended September 30, 2001 decreased 77.7% to $3.0 million from $13.5 million during the same period in 2000. Total revenues for the nine months ended September 30, 2001 decreased 55.6% to $13.6 million from $30.6 million during the same period in 2000. The decrease in total revenues resulted from the softening demand for business-to-business software and related services and the information technology market generally. During the quarter ended September 30, 2001, one customer accounted for more than 10%, totaling $490,000 or 16.2%, of total revenue. During the quarter ended September 30, 2000, five customers accounted for more than 10% each, totaling $9.3 million or 68.5% of total revenue. The percentage by customer was 10.0%, 11.7%, 12.9%, 15.5% and 18.4%, respectively, for the quarter ended September 30, 2000. During the nine months ended September 30, 2001, four customers accounted for more than 10% each, totaling $7.3 million or 53.5%, of total revenue. The percentage by customer was 11.8%, 12.7%, 13.7% and 15.3%, respectively, for the nine months ended September 30, 2001. During the nine months ended September 30, 2000, no customer accounted for more than 10% of total revenue.

License Fees. License fees decreased 93.1% to $713,000, or 23.6% of total revenues, for the quarter ended September 30, 2001 from $10.3 million, or 75.8% of total revenues, for the same period in 2000. License fees decreased 72.3% to $6.6 million, or 48.7% of total revenues, for the nine months ended September 30, 2001 from $23.9 million, or 78.0% of total revenues, for the same period in 2000. The decrease in license fees was attributable to the softening demand for business-to-business software and the information technology market generally.

Services Fees. Services fees decreased 29.6% to $2.3 million, for the quarter ended September 30, 2001, from $3.3 million for the same period in 2000. However, services fees increased as a percentage of total revenues to 76.4%, for the quarter ended September 30, 2001, from 24.2% for the same period in 2000. Services fees increased 3.5% to $7.0 million, for the nine months ended September 30, 2001, from $6.7 million for the same period in 2000, and also increased as a percentage of total revenues to 51.3%, for the nine months ended September 30, 2001, from 22.0% for the same period in 2000. The decrease in service revenues from the third quarter 2000 to the third quarter 2001 is primarily due to reduced implementation revenue as a result of the reduction in new customers licensing the Company's products. The year over year increase in services fees is primarily due to an increase in new license customers signed during 2000 partially offset by the softening demand for business-to-business software and related services and the information technology market generally.

Cost of Revenues

Total Cost of Revenues. Cost of revenues decreased 35.4% to $2.6 million, or 85.2% of total revenue, during the quarter ended September 30, 2001 from $4.0 million, or 29.4% of total revenue, during the same period in 2000. Cost of revenues increased 16.7% to $9.3 million, or 68.8% of total revenue, during the nine months ended September 30, 2001 from $8.0 million, or 26.2% of total revenue, during the same period in 2000. The decrease in cost of revenues from the third quarter 2000 to the third quarter 2001 is primarily a result of a decrease in the cost of services fees due to lower personnel related costs. During the three months ended September 30, 2001, the Company had an average of 31.0% fewer employees in services compared to the same period in 2000. The reduced personnel related costs are a result of Company instituted cost control measures completed in the first and third quarters of 2001. The year to year increase in cost of revenues is primarily due to an increase in cost of services fees due to higher personnel related costs. During the nine months ended September 30, 2001, the Company had an average of 14.5% more employees in services compared to the same period in 2000. Severance expenses, related to 18 employees of approximately $247,000, also negatively impacted the cost of revenues for the nine months ended September 30, 2001.

Cost of License Fees. Cost of license fees decreased 6.7% to $14,000 in the third quarter of 2001 from $15,000 in the third quarter of 2000. Cost of license fees increased 22.1% to $138,000 for the nine months ended September 30, 2001 from $113,000 in the same period of 2000. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

Cost of Services Fees. Cost of services fees decreased 35.5% to $2.6 million, or 110.8% of total services fees revenues, during the quarter ended September 30, 2001 compared to $4.0 million, or 121.0% of total services fees revenues, during the same period in 2000. Cost of services fees increased 16.6% to $9.2 million, or 132.2% of total services fees revenues, during the nine months ended September 30, 2001 compared to $7.9 million, or 117.4% of total services fees revenues, during the same period in 2000. As discussed above, the decrease in the cost of services fees for the three months ended September 30, 2001 was primarily attributable to lower personnel related costs in both the services implementation and customer support areas. The increase in the cost of services fees for the nine months ended September 30, 2001 was primarily attributable to higher personnel related costs and severance as discussed above. The Company has incurred cost of services fees in excess of services revenues due primarily to the hiring and training of personnel in anticipation of future growth. As a result of slower than anticipated growth, the Company instituted cost control actions in the first and third quarters of 2001, including the reduction in personnel discussed above, to more closely align the cost structure with the anticipated growth. The Company anticipates that services fees will exceed costs by late 2001.

Research and Development, Exclusive of Noncash Expense

Research and development expenses decreased 54.3% to approximately $3.4 million, or 113.5% of total revenues, during the quarter ended September 30, 2001 from $7.5 million, or 55.4% of total revenues, during the same period in 2000. Research and development expenses decreased 14.5% to approximately $13.6 million, or 99.8% of total revenues, during the nine months ended September 30, 2001 from $15.9 million, or 51.8% of total revenues, during the same period in 2000. Research and development expenses decreased in the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 as a result of a reduction of consulting fees incurred to develop the Company's products. Consulting fees were $562,000 in the third quarter of 2001 compared to $4.3 million in the third quarter of 2000. Research and development expenses decreased for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000 primarily due to a decrease in consulting fees partially offset by increased personnel related expenses incurred to develop the Company's products and the acquisition of the SAI/Redeo companies. Consulting fees were $3.3 million for the nine months ended September 30, 2001 compared to $8.8 million for the same period of 2000. During the nine months ended September 30, 2001, the Company had an average of 20.7% more employees in the research and development area compared to the same period of 2000. The results for the nine months ended September 30, 2001 were also negatively impacted by $600,000 as a result of terminating a services agreement with a development partner. The Company plans to utilize in-house research and development personnel in the future, but expects to incur consulting fees for certain specialized development projects.

Noncash Research and Development Expense

Noncash research and development expenses of approximately $826,000 were recognized during the first quarter of 2000. The expenses resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The third milestone was not reached by the scheduled due date, and as a result the warrants to purchase the remaining 16,666 shares of common stock were forfeited. The warrants to purchase 33,334 shares remain outstanding at September 30, 2001 and expire in the first quarter of 2003. At the end of the first quarter of 2000, the value of the warrants earned approximated $826,000 and was computed using the Black-Scholes option pricing model.

In-Process Research and Development Expense

In-process research and development expense was approximately $8.3 million for the nine months ended September 30, 2000. The Company recorded this expense in the second quarter of 2000 related to its acquisition of the SAI/Rodeo companies on May 31, 2000 (the "Valuation Date").

At the Valuation Date, the SAI/Redeo companies had technology under development that had not yet reached technological feasibility and had no alternative future use in the event that the proposed products did not prove to be feasible. The product under development was a settlement portal that completes the B2B commerce chain cycle for the buy side, sell side, and net marketmakers. The Company's goal is to complete the procurement cycle from order fulfillment to settlement automatically and at the lowest possible cost. The initial development and commercial release of the Company's Settlement product was completed during the third quarter of 2000. The Company is continuing to invest in further development and enhancements of the Settlement product. During the nine months ended September 30, 2001, 24.9% of the Company's license revenue was derived from licensing the Settlement product. During the nine months ended September 30, 2000, 6.9% of the Company's license revenue was derived from licensing the Company's Settlement product.

The value of the in-process research and development ("IPR&D") was determined using a discounted cash flow model, focusing on the income-producing capabilities of the in-process technologies and taking into consideration (i) the analysis of the stage of completion of each project and (ii) the exclusion of value related to research and development yet-to-be completed as part of the on-going IPR&D projects. Under this approach, the value is determined by estimating the revenue contribution generated by each of the identified products classified within the classification segments. Revenue estimates were based on
(i) individual product revenues, (ii) anticipated growth rates, (iii) anticipated product development and introduction schedules, (iv) product sales cycles, and (v) the estimated life of a product's underlying technology.

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

To date, actual revenues attributable to the IPR&D have been lower than the original projections. No assurance can be given that future revenues and operating profit attributable to the purchased IPR&D will not deviate from the projections used to value such technology. Ongoing operations and financial results for acquired businesses, and the Company as a whole, are subject to a variety of factors which may not have been known or estimable at the Valuation Date. To date, actual costs of completing the project and the timing thereof have been consistent with the estimates used in developing the valuation of the purchased IPR&D.

Sales and Marketing, Exclusive of Noncash Expense

Sales and marketing expenses decreased 42.0% to $5.5 million, or 180.3% of total revenues, during the quarter ended September 30, 2001 from $9.4 million, or 69.5% of total revenues, during the same period in 2000. Sales and marketing expenses decreased 7.3% to $22.8 million, or 168.1% of total revenues, during the nine months ended September 30, 2001 from $24.7 million, or 80.5% of total revenues, during the same period in 2000. The decrease was primarily attributable to a decrease in variable compensation as a result of lower license revenue during the periods and a decrease in sales and marketing personnel. The Company had an average of 8.9% fewer employees during the third quarter of 2001 in the sales, marketing and business development areas compared to the third quarter of 2000. The Company had an average of 9.8% fewer employees during the nine months ended September 30, 2001 in the sales, marketing and business development areas compared to the same period of 2000.

Noncash Sales and Marketing Expense

During the quarters ended September 30, 2001 and 2000, noncash sales and marketing expenses of approximately $1.7 million and $2.0 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. During the nine months ended September 30, 2001 and 2000, noncash sales and marketing expenses of approximately $5.1 million and $5.8 million, respectively, were recognized in connection with these agreements. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from nine months to five years.

General and Administrative, Exclusive of Noncash Expense

General and administrative expenses decreased 36.4% to $2.6 million during the quarter ended September 30, 2001, or 87.6% of total revenue from $4.2 million, or 30.8% of total revenues, during the same period in 2000. General and administrative expenses increased 12.3% to $10.3 million during the nine months ended September 30, 2001, or 75.7% of total revenue from $9.2 million, or 29.9% of total revenues, during the same period in 2000. The decrease in general and administrative expense for the three months ended September 30, 2001 was primarily attributable to a decrease in the provision for doubtful accounts and reduced headcount. The increase in general and administrative expense for the nine months ended September 30, 2001 was primarily attributable to an increase in the provision for doubtful accounts and the acquisition of the SAI/Redeo companies in May, 2000. The Company recorded a provision for doubtful accounts of $823,000 and $3.4 million for the three and nine months ended September 30, 2001, respectively. The Company recorded a provision for doubtful accounts of $2.1 million and $2.6 million for the three and nine months ended September 30, 2000, respectively.

Noncash General and Administrative Expense

Noncash general and administrative expenses decreased to approximately $28,000, or 0.9% of total revenues, during the third quarter of 2001, from $375,000, or 2.8% of total revenues, during the same period in 2000. Noncash general and administrative expenses decreased to approximately $252,000, or 1.9% of total revenues, during the nine months ended September 30, 2001, from $1.9 million, or 6.0% of total revenues, during the same period in 2000. The decrease in the three and nine months periods ended September 30, 2001 was primarily attributable to the termination in the fourth quarter of 2000 of an arrangement where the Company granted 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. In the first quarter of 2000, the Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation to be amortized evenly over the four-year vesting period. Approximately $864,000 was expensed in the first nine months of 2000 related to the unvested options. As a result of the termination, all options except those that were vested on the original grant date were forfeited and the Company reversed in the fourth quarter of 2000 approximately $864,000 of compensation expense related to the forfeited, unvested options. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant. The amount expensed during 2001 relates primarily to these options.

Depreciation and Amortization

Depreciation and amortization decreased to $2.8 million in the quarter ended September 30, 2001 from $2.9 million in the same period of 2000. Depreciation and amortization increased to $9.0 million in the nine months ended September 30, 2001 from $5.2 million in the same period of 2000. The year to year increase is primarily the result of the Company's amortization of its intangible assets associated with the acquisitions of iSold.com and the SAI/Redeo companies completed in the second quarter of 2000.

Gain on Sale of Assets

For the three and nine month periods ended September 30, 2001, the Company recorded a gain on the sale property and equipment of $10,000 and $4,000, respectively. For the nine month period ended September 30, 2000, the Company recorded a gain on the sale of its human resources and financial software business to Geac Computer Systems, Inc., and Geac Canada Limited of $547,000. The gain was recorded following an escrow settlement from the original sale in October, 1999.

Loss on Impairment of Investments

During the three and nine months ended September 30, 2001, the Company recorded a loss on impairment of investments of approximately $2.6 million and $9.1 million, respectively. The losses were necessitated by other than temporary losses to the value of investments the Company has made in privately held companies and marketable securities of one publicly traded company. The privately held companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions.

Interest Income

Interest income decreased to $1.4 million in the third quarter of 2001, or 46.0% of total revenues from $3.3 million, or 24.4% of total revenues, in the same period of 2000. Interest income decreased to $5.6 million for the nine months ended September 30, 2001, or 41.0% of total revenues from $7.9 million, or 25.7% of total revenues, in the same period of 2000. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense and Amortization of Debt Discount

Interest expense decreased 1.7% to $57,000 in the third quarter of 2001 from $58,000 in the same period of 2000. Interest expense decreased 39.0% to $177,000 for the nine months ended September 30, 2001 from $290,000 in the same period of 2000. This decrease in interest expense is primarily due to higher levels of debt in the first quarter of 2000 as compared to 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2001 is primarily related to this agreement.

In 1999, the Company entered into financing agreements for $7.0 million. In connection with the financing, the Company issued warrants valued at approximately $982,000 using the Black-Scholes option pricing model as debt discount to be amortized over the life of the financing agreement. The entire $7.0 million plus interest was paid prior to the end of the first quarter of 2000. As a result, the entire value of the warrants was amortized as a debt discount in the quarter ended March 31, 2000.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and nine months ended September 30, 2001 and 2000, respectively.

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

On August 15, 2001, the Company granted options to purchase 150,000 shares of common stock to a senior executive with an exercise price equal to the fair market value at the date of grant. These options are designated as nonqualified options and will expire if not exercised in full before August 14, 2011. Twenty-five percent of the shares subject to the option shall vest on the first anniversary of the date of grant and the remaining portion of the option shall vest in equal monthly installments for 36 months beginning on August 15, 2001.

Cash used in operating activities was approximately $38.2 million during the nine months ended September 30, 2001. The cash used was primarily attributable to the Company's net loss, an increase in current and long-term assets, and a decrease in accounts payable and accrued liabilities partially offset by noncash items, a decrease in accounts receivable and an increase in deferred revenue. Cash used in operating activities was approximately $34.8 million during the nine months ended September 30, 2000. This was primarily attributable to the Company's net loss, and an increase in accounts receivable and other current assets, partially offset by noncash items, an increase in accounts payable and accrued liabilities and an increase in deferred revenue.

Cash used by investing activities was approximately $2.3 million during the nine months ended September 30, 2001. The cash used by investing activities was primarily attributable to the purchase of marketable securities, the purchase of property and equipment and an investment in a strategic partner partially offset by proceeds received from the sale and maturity of marketable securities. Cash used by investing activities was approximately $83.0 million during the nine months ended September 30, 2000. The cash used by investing activities was primarily attributable to the acquisitions of the SAI/Redeo companies and iSold.com, Inc., the purchase of marketable securities, the purchase of property and equipment and investments in strategic partners partially offset by proceeds received from the sale of assets of $1.9 million.

Cash provided by financing activities was approximately $408,000 during the nine months ended September 30, 2001. The cash provided by financing activities was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises. Cash provided by financing activities was approximately $245.0 million during the nine months ended September 30, 2000. The cash provided by financing activities during the nine months ended September 30, 2000 was primarily attributable to the proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million, the issuance of long-term debt of $5.0 million, and the proceeds from stock option exercises, partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of September 30, 2001, two customers accounted for more than 10% each, totaling $3.2 million or 51.4% of the gross accounts receivable balance on that date. The percentage by customer was 21.1% and 30.3%, respectively, at September 30, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage by customer was 10.4%, 11.2%, 14.5%, and 19.9%, respectively, at December 31, 2000.

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the third quarter of 2001, the second quarter of 2001, the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $2.6 million, $2.4 million, $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions.

At September 30, 2001, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

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

New Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed of". The Company is required to adopt SFAS 144 effective January 1, 2002. The adoption of SFAS 144 is not expected to have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

At September 30, 2001, the Company's unamortized goodwill and intangibles totaled $49.6 million. Amortization expense related to goodwill was $4.7 million and $5.8 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging

Activities." The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements did not have any impact on the Company's results of operations or financial position.

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

Our revenue growth and operating results depend significantly on the overall demand for technological goods and services, and in particular demand for business-to-business software and services. Softening demand for these products and services caused by ongoing economic uncertaintly may contribute to lower revenues. Continued delays or reductions in technology spending could have a material adverse effect on demand for our products and services, and consequently our business, operating results, financial condition, and stock price.

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

Because the percentage of our revenues represented by maintenance services and other recurring forms of revenue is smaller than that of many software companies with a longer history of operations, we do not have a significant recurring revenue stream that could lessen the effect of quarterly fluctuations in operating results. Many factors may cause significant fluctuations in our quarterly and annual operating results, including:

        o  changes in the demand for our products;

        o  the timing, composition and size of orders from our customers;

        o  customer spending patterns and budgetary resources;

        o  our success in generating new customers;

        o  the timing of introductions of or enhancements to our products;

        o  changes in our pricing policies or those of our competitors;

        o our ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

        o our ability to attract, retain and motivate qualified personnel, particularly within our sales and marketing and research and development organizations;

        o the publication of opinions or reports about us, our products, our competitors or their products;

        o  unforeseen events affecting business-to-business e-commerce;

        o  changes in general economic conditions;

        o  bad debt write-offs;

        o  impairment of strategic investments;

        o actions taken by our competitors, including new product introductions and enhancements;

        o our ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

        o our success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including application service providers, systems integrators, resellers, value-added trading communities and other partners; and

        o  our ability to control costs.

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

Our stock price has fluctuated dramatically. The market price of our common stock may decrease significantly in the future in response to the following factors, some of which are beyond our control:

        o  Variations in our quarterly operating results;

        o Announcements that our revenue or income are below analysts' expectations;

        o Changes in analysts' estimates of our performance or industry performance;

        o  Changes in market valuations of similar companies;

        o  Sales of large blocks of our common stock;

        o Announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

        o Loss of a major customer or failure to complete significant license transactions;

        o  Additions or departures of key personnel; and

        o Fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

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

We may be required to defer recognition of license fee revenue for a significant period of time after entering into a license agreement for a variety of transactions, including:

        o transactions that include both currently available software products and products that are under development or other undeliverable elements;

        o transactions where the customers demands services that include signficant modifications or customizations that could delay product delivery or acceptance;

        o transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and

        o transactions that involve payment terms or fees that depend on contingencies.

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

While we expect the large to mid-size enterprise (LME) market to begin the adoption of business-to-business software, we may not be the supplier of choice for this market. The mid-size market may prefer to purchase their business-to-business software from their ERP vendors. Should this market not be receptive to independent software vendors (ISV), such as us, for their software our business could be seriously harmed.

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

We may not realize the entire value of our sales and marketing agreements with certain customers.

During the fourth quarter of 1999 and the first quarter of 2000, we issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in our sales and marketing efforts. We recorded the value of these warrants and common stock as deferred sales and marketing expenses, which are being amortized over the life of the agreements which range from nine months to five years. If these strategic partners discontinue being referenceable customers we will be required to write-off the remaining balance of deferred sales and marketing expense.

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

We expect to rely on a number of third-party application service providers to host our solutions. If we are unable to establish and maintain effective, long-term relationships with our application service providers, or if these providers do not meet our customers' needs or expectations, our business could be seriously harmed. In addition, we lose a significant amount of control over our solution when we engage application service providers, and we cannot adequately control the level and quality of their service. By relying on third-party application service providers, we are wholly reliant on their information technology infrastructure, including the maintenance of their computers and communication equipment. An unexpected natural disaster or failure or disruption of an application service provider's infrastructure could have a material adverse effect on our business.

We rely exclusively on third-party content services providers to provide catalog aggregation and management services to our customers, as part of our procurement solution. If we are unable to maintain an effective, long-term relationship with our content services providers, or if their services do not meet our customers' needs or expectations, our business could be seriously harmed. If the demand for our solutions continues to increase, we will need to develop relationships with additional third-party service providers to provide these types of services. Our competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than ours.

Many of our strategic partners have multiple strategic relationships, and they may not regard us as important to their businesses. In addition, our strategic partners may terminate their relationships with us, pursue other partnerships or relationships or attempt to develop or acquire products or services that compete with our solutions. Further, our existing strategic relationships may interfere with our ability to enter into other desirable strategic relationships. A significant number of our Clarus eProcurement and Clarus eMarket customers have been obtained through referrals from Microsoft, but Microsoft is not obligated to refer any potential customers to us, and it has entered into strategic relationships with other providers of electronic procurement applications.

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

Our success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel in light of our recent reductions in headcount.

We have reduced our headcount in 2001 based on our current expectations of future revenue growth, and as part of our cost reduction initiative. These reductions may make it more difficult for us to attract, hire and retain the personnel we need. If we are unable to hire or fail to retain competent personnel, our business, results of operations and financial condition could be materially and adversely affected. We do not maintain key-man life insurance policies on any of our employees.

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

To be successful, we believe we must expand our international operations and hire additional international personnel. As a result, we expect to commit significant resources to expand our international sales and marketing activities. We are subject to a number of risks associated with international business activities. These risks generally include:

        o  currency exchange rate fluctuations;

        o  seasonal fluctuations in purchasing patterns;

        o  unexpected changes in regulatory requirements;

        o  tariffs, export controls and other trade barriers;

        o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

        o  difficulties in managing and staffing international operations;

        o potentially adverse tax consequences, including restrictions on the repatriation of earnings;

        o increased transactions costs related to sales transactions conducted outside the U.S.;

        o reduced protection of intellectual property rights and increased risk of piracy;

        o challenges of retaining and maintaining strategic relationships with customers and business alliances in international markets;

        o foreign laws and courts may govern many of the agreements with customers and resellers;

        o difficulties in maintaining knowledgeable sales representatives in countries outside the U.S.;

        o  adequacy of local infrastructures outside the U.S.;

        o differing technology standards, translations, and localization standards;

        o  uncertain demand for electronic commerce;

        o  linguistic and cultural differences;

        o  the burdens of complying with a wide variety of foreign laws; and

        o  political, social, and economic instability.

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

We periodically assess the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed of". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Although we have not incurred any impairment charges to date, we can give no assurance that future impairment charges will not be required due to factors we consider important including, but not limited to, significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the acquired assets and significant negative industry or economic trends.

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

We may not achieve anticipated benefits of prior acquisitions.

The accounting treatment for our acquisition of the SAI/Redeo companies negatively impacted our results of operations in the second quarter of 2000. We recognized a write-off of acquired in-process research and development and amortization expense related to this acquisition. Amortization of this acquisition will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to developed technology and in-process research and development in the acquisition involved valuation estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profits, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If we do not continue to develop and enhance the acquired technology, if the market for this technology changes, or if actual revenues are lower than estimated the net realizable value of our intangibles may be less than the carrying value requiring us to incur an impairment charge to appropriately reflect the value of the intangibles.

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

If a court determines that one of our products violates a third party's patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as we may have to:

        o  pay licensing fees or royalties to continue selling the product;

        o incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or

        o  stop selling the product.

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

Several states have also proposed legislation that require online services to establish privacy policies. In 1998, the European Union enacted the European Data Privacy Directive relating to the protection and processing of personal data. When fully implemented, this directive may have significant impact on the manner in which we handle the personal data of the citizens of the European Union and transfers of such information outside of member nations of the European Union. Other countries outside the European Union have also recently enacted similar laws regulating the transmission of private data, including, without limitation, Argentina, Australia, Hong Kong, Poland and Switzerland. Changes to existing laws or other passage of new laws intended to address these issues, including some recently proposed changes, could create uncertainty in the marketplace that could reduce demand for our software or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material and adverse effect on our business, results of operations and financial condition. In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material and adverse effect on our business, results of operations and financial condition.

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

Future taxation could harm our business and Internet commerce generally.

We file tax returns in such states as required by law based on principles applicable to traditional businesses. We do not collect sales or similar taxes in respect of transactions conducted through our software products or trading communications created with our products. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies engaging in or facilitating online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and reduce the demand for our electronic commerce products and digital marketplaces in general.

Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted by the United States Congress. However, this legislation, known as the Internet Tax Freedom Act, imposed only a three-year moratorium, which expired on October 21, 2001. This tax moratorium has not been renewed. As a result, states are currently allowed to impose taxes on Internet-based commerce. There is legislation currently pending that may renew the tax moratorium for a period of time. There is no assurance that this pending legislation will be enacted. The imposition of such taxes, if the moratorium is not renewed, could adversely affect our ability to license our electronic commerce products.

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

Investments

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During the third quarter of 2001, the second quarter of 2001, the first quarter of 2001 and the fourth quarter of 2000, the Company recorded a charge of $2.6 million, $2.4 million, $3.1 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic conditions. The Company has not recognized any material revenue from these companies during 2001. During the year ended December 31, 2000, the Company recognized $17.2 million in total revenue from these companies. In the third quarter of 2000, the Company made additional equity investments of $2.8 million in two privately held companies and new investments of $5.2 million in three privately held companies and recognized $8.1 million in total revenue from these privately held companies. For the nine months ended September 30, 2000, the Company made equity investments of $13.6 million and recognized $12.2 million in total revenue from eight privately held companies.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, or financial condition.

Following its public announcement on October 25, 2000, of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during various periods beginning as early as October 20, 1999 and ending on October 25, 2000. The fourteen class action lawsuits filed against the Company were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. On March 22, 2001, the Court entered an order appointing as the lead Plaintiffs John Nittolo, Dean Monroe, Ronald Williams, V&S Industries, Ltd., VIP World Asset Management, Ltd., Atlantic Coast Capital Management, Ltd., and T.F.M.Investment Group. Pursuant to the previous Consolidation Order of the Court, a Consolidated Amended Complaint was filed on May 14, 2001. On June 29, 2001, the Company filed a motion to dismiss the consolidated case. The plaintiffs responded to the Company's motion to dismiss on August 6, 2001. The Company replied with a rebuttal to the plaintiffs' response on August 27, 2001.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

        10.1 Employment Agreement between the Company and Sean Feeney

        (b) Reports on Form 8-K

        None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION

Date:  November 14, 2001   /s/ James J. McDevitt
                           ------------------------------
                           James J. McDevitt,
                           Chief Financial Officer