Form 10-K
period 2001-12-31
CLARUS CORP
filed 2002-03-28
CIK 913277

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the fiscal year ended December 31, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from        to

                        Commission file number 0-24277

                               -----------------

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

                        Common Stock, par value $.0001

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock and non-voting common equity held by nonaffiliates of the Registrant at March 14, 2002 was approximately $61.1 million based on $4.04 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

   The number of shares of the Registrant's common stock outstanding at March 14, 2002, was 15,578,142 shares.

                      DOCUMENT INCORPORATED BY REFERENCE

   Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2001 fiscal year end are incorporated by reference into Part III of this report.

================================================================================

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                                      PART I
 ITEM 1.  BUSINESS.......................................................   1
 ITEM 2.  PROPERTIES.....................................................   7
 ITEM 3.  LEGAL PROCEEDINGS..............................................   7
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   7

                                      PART II
 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......   8
 ITEM 6.  SELECTED FINANCIAL DATA........................................   9
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................  10
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  46
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.....................  47
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................  79

                                     PART III
 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............  80
 ITEM 11. EXECUTIVE COMPENSATION.........................................  80
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................  80
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  80

                                      PART IV
 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.......................................................  80

 SIGNATURES..............................................................  83

                                    PART I

ITEM 1.  BUSINESS

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

   These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

Overview

   We develop, market, and support Internet-based business-to-business ("B2B") e-commerce solutions that automate the procurement, sourcing, and settlement of goods and services. Our software helps organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and helps to maximize procurement economies of scale. Our digital marketplace solution provides a framework that allows companies to create trading communities and additional revenue opportunities. Our solutions also benefit suppliers by reducing sales costs and providing the opportunity to increase revenues. Our products have been licensed by customers such as BarclaysB2B, the Burlington Northern and Santa Fe Railway Company, Cox Enterprises, Mastercard International, Union Pacific Corporation, Parsons Brinckerhoff, Sumurfit-Stone Container Corporation, and Wachovia Corporation.

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

  . iSold.com acquisition. On April 28, 2000, we acquired all the capital stock of iSold.com, Inc. ("iSold") for approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 was accrued at the date of acquisition and paid in April 2001. iSold developed a software program that provided auctioning capabilities to its clients.

  . SAI/Redeo Companies acquisition. On May 31, 2000, we acquired all the outstanding stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies") for approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following variables: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 2 years) and acquisition costs of approximately $995,000 The SAI/Redeo Companies specialized in electronic payment settlement software.

Our Solution

   We are a leading provider of Internet-based business-to-business e-commerce applications that automate the procurement, sourcing and settlement of goods and services. Our solution includes frameworks to manage corporate procurement and enable digital marketplaces. Key elements of our solution include the following:

  . Our Procurement Solution. We offer a procurement solution for our customers from sourcing to procurement to payment settlement. Our solutions are designed to address the distinct business needs of corporate procurement and digital marketplaces. Our solutions also include critical capabilities such as online analytics, supplier enablement, and training and implementation services.

  . Rapid Deployment/Speed to Return on Investment (ROI). We have demonstrated the rapid deployment capabilities of our e-commerce solutions. We believe that we offer added value by quickly getting our solutions in production and ready to process transactions so that our customers can quickly begin to realize a payback on their investment in our solution. Delivering solutions that can be deployed rapidly is a fundamental tenet of our solution strategy. We also offer bundled software and services solutions designed to extend the rapid deployment advantage even further for our customers.

  . Flexible Business Model. Our business model provides flexible business terms for our customers including traditional software license agreements and subscription-based programs. Our business model is not based on transaction fees or revenue sharing. Our flexible business model includes options that allow companies to realize a more rapid return on their investment by decreasing their up-front software expenditures.

  . Open Architecture. We offer a solution that is based on an open architecture and leverages leading electronic commerce technologies and industry standards such as Microsoft's .NET e-commerce platform and XML. Our open architecture allows for flexibility, open catalog content management, scalability, ease of administration, lower infrastructure costs and rapid deployment.

Our Strategy and Products

   Our objective is to be a leading global provider of business-to-business e-commerce applications that automate the sourcing, procurement and payment settlement of goods and services.

   The key elements of our strategy are to:

  . Market and sell three e-commerce platforms: sourcing, procurement and settlement.

      Sourcing: We provide a sourcing solution that provides commerce capabilities such as auctions, weight-based request for quotations, and collaboration. Our sourcing platforms accounted for 15.4% and 7.4% of our total license fee revenue in 2001 and 2000, respectively.

      Procurement: We provide two options for electronic procurement: corporate e-procurement and a digital marketplace framework. Our corporate e-procurement product, Clarus eProcurement, is designed to provide Internet-based procurement of goods and services, and includes capabilities such as requisitioning, workflow, order management, and analytics. Our digital marketplace framework, Clarus eMarket, allows multiple buyer and supplier organizations to interact in a personalized trading environment. Clarus eMarket is designed for both private and public exchanges. Our procurement platforms accounted for 61.6% and 79.8% of our total license fee revenue in 2001 and 2000, respectively.

      Settlement: Clarus Settlement is designed to deliver a number of Internet-based settlement capabilities including net "market-maker" fee processing, buyer settlement, seller settlement, and reconciliation. Our settlement solution may be deployed either independently or as a component of our procurement solution. Our settlement platforms accounted for 23.0% and 12.8% of our total license fee revenue in 2001 and 2000, respectively.

  . Execute a multi-channel sales strategy. We believe that a key to market penetration is a multi-channel sales strategy and organization. Therefore, our organization includes both a direct and indirect sales force.

  . Leverage our business model for market penetration. Our solutions include software, services, support, implementation, training and integration, and are made available through a range of flexible purchase options spanning from perpetual licenses to subscriptions.

  . Expand our international operations. We believe a market for our solution exists outside the United States. We expanded our operations internationally in 2000 with the opening of a branch office in the United Kingdom, and through the acquisition of the SAI/Redeo Companies, an organization with operations in Ireland. In 2001, 73.1% of our business was derived from U.S.-based companies. The remainder of the Company's 2001 revenue was derived from international markets, of which 12.6% of total revenue was derived from one customer in Italy. In 2000, 79.4% of our business was derived from U.S.-based companies. The remainder of the Company's 2000 revenue was derived from international markets, none of which exceeded 10% in any one country. In 1999 substantially all of our revenue was from U.S.-based companies. There are certain risks attendant to our international operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors".

  . Offer flexible payment options. We believe a key to market adoption of our products is to offer multiple payment options that are a departure from the fee-based software licensing strategies that our competitors and we have traditionally employed.

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

Strategic Alliances and Relationships

   To ensure that we deliver a comprehensive solution to our customers, we continue to establish and develop strategic relationships with application service providers, systems integrators, resellers, OEMs and other complementary technology partners. These relationships are focused on the expansion of our sales reach to markets not covered by our direct sales organization.

   We have developed relationships with regional, national and international systems integrators such as Deloitte & Touche and Compaq Solutions. These systems integrators implement our products and often assist us with sales lead generation. We continue to certify and train consultants and business development professionals in these organizations.

   We also have developed relationships with selected resellers such as Compaq, Microsoft Great Plains' resellers, Manugistics, BCE Emergis, and Epicor. By acting as a global sales and delivery channel, we believe these resellers will accelerate the use and deployment of our solution by distributing our applications to a broad range of organizations.

   Microsoft continues to be a key strategic partner for us. Most recently, in 2002, Microsoft elevated its partnership with Clarus to the select Independent Software Vendor ("ISV") program level in the managed partner group. This selection recognizes our commitment to .NET and its importance in a strategic area of the enterprise software marketplace. It also recognizes us as one of Microsoft's top 20 ISV partners and will continue to provide us access to engineering, sales and marketing resources at Microsoft. We engage with Microsoft in joint marketing, selling, and product strategy at both a corporate and a field level. During 2000, Clarus eMarket was named the Microsoft(R) Global e-Commerce Solution of the Year for its advanced design and technology optimization on Microsoft's .Net platform. We continue to design, develop, deliver, and optimize all of our solutions exclusively for the Microsoft platform. Additionally, during 2001 we entered into a reseller agreement with Microsoft Great Plains that was subsequently restructured to allow us to deal directly with the Microsoft Great Plains' resellers.

Sales and Marketing

   We sell our software and services through our direct sales force and a number of indirect channels. Our direct sales force, consisting of 41 sales professionals as of December 31, 2001, is organized geographically into two regions: the Americas and Europe, Middle East and Africa ("EMEA") regions. Our sales professionals receive a base salary and earn commissions based on achieving quarterly and annual sales goals. We have also developed indirect channels to accelerate market adoption of our solution. These indirect channels include partnerships with application service providers, systems integrators, resellers and other partners. International channel resellers have also been established to extend our global sales operations in EMEA, Asia Pacific, and Latin America. The sales cycle for our business-to-business e-commerce products typically averages four to nine months.

   We have designed our marketing strategy to position us as a leading global provider of Internet-based business-to-business e-commerce applications. In support of our strategy, we engage in a full range of marketing programs focused on creating awareness and generating qualified leads. These programs include developing and maintaining alliances with business partners such as Microsoft, Compaq and Deloitte & Touche. We participate in industry trade shows and seminars, use telemarketing campaigns, and conduct direct mail campaigns. We hosted an executive customer conference, eCLeadership, in May 2001. In addition, we maintain a web site, www.claruscorp.com, which is integrated with our sales, marketing, recruiting and fulfillment operations.

Competition

   The market for our products is highly competitive and subject to rapid technological change. We believe we are able to differentiate our solutions from corporate electronic procurement and digital marketplace providers such as Ariba and Commerce One through the breadth and depth of our solution, our product quality and performance, our customer service, our product features and the value of our overall solution . We also encounter competition with respect to different aspects of our solution from companies such as VerticalNet, PurchasePro, FreeMarkets, and i2. We also anticipate competition from some of the large enterprise resource planning software vendors, such as Oracle, SAP and Peoplesoft.

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

   We proactively seek formal customer feedback through conferences and focus groups in order to enhance our products to meet changing business requirements. We are committed to developing new releases of our products to provide a highly functional, integrated solution.

   Our research and development expenditures were approximately $16.2 million, $22.4 million and $9.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. In addition, during 2000, we incurred $424,000 of noncash research and development expenses related to warrants issued to a third party to develop certain software. Substantially all of our research and development expenditures in 1999 were related to our enterprise resource planning business that we sold to Geac Computer Systems, Inc. and Geac Canada Limited in October 1999. The majority of our research and development expenditures in 2001 and 2000 were related to our e-commerce products.

   As of December 31, 2001, we employed 70 research and development personnel. We have from time to time supplemented, and plan to continue to supplement, our research and development organization through outside contractors and consultants when necessary.

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

Employees

   Our employees are based in the United States, Canada, the United Kingdom, and Ireland. As of December 31, 2001, we had a total of 209 employees, including 53 in client services, 41 in sales, 2 in business development, 11 in marketing, 70 in research and development and 32 in finance and administration.

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

Where You Can Find More Information

   At your request, we will provide you, without charge, a copy of any exhibits to this annual report on Form 10-K. If you want an exhibit or more information, call, write or e-mail us at:

   Clarus Corporation
   3970 Johns Creek Court
   Suite 100
   Suwanee, Georgia 30024
   Telephone: (770) 291-3900
   Fax: (770) 291-4997
   www.claruscorp.com
   Contact: Kevin Acocella

   Our fiscal year ends on December 31. We file annual, quarterly, and other reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

ITEM 2.  PROPERTIES

   Our corporate headquarters is located in Suwanee, Georgia, where we lease approximately 89,000 square feet. This location houses: client services, strategy and business development, sales and marketing, research and development, and finance and administration. Our Europe, Middle East and Africa ("EMEA") headquarters is in Maidenhead, England, where we lease approximately 7,700 square feet. This location houses: client services, business development, sales and marketing, and finance and administration. We also lease approximately 6,000 square feet in Limerick, Ireland, which is primarily used for development of our Clarus Settlement product and approximately 5,200 square feet near Toronto, Canada, which was used for the delivery of services as well as research and development through October, 2001. We also lease executive suites, primarily for sales offices. We believe our facilities are adequate for future growth.

   We are currently attempting to sub-let our facility near Toronto, Canada and a portion of the corporate headquarters in Suwanee, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

   The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Our common stock has been listed on the Nasdaq National Market since May 26, 1998, the effective date of our initial public offering. On August 28, 1998, we changed our name from SQL Financials International, Inc. to Clarus Corporation. Effective September 2, 1998, we changed our Nasdaq National Market symbol from "SQLF" to "CLRS". Prior to May 26, 1998, there was no established trading market for our common stock. The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the Nasdaq National Market.

                                                    Closing Sales Price
                                                    -------------------
                                                       High      Low
                                                     -------    ------
         Calendar Year 2000........................
            First Quarter.......................... $136.00    $54.50
            Second Quarter......................... $ 68.38    $21.31
            Third Quarter.......................... $ 63.25    $22.81
            Fourth Quarter......................... $ 23.75    $ 6.06
         Calendar Year 2001........................
            First Quarter.......................... $  9.25    $ 5.09
            Second Quarter......................... $  7.29    $ 5.08
            Third Quarter.......................... $  8.45    $ 3.55
            Fourth Quarter......................... $  6.27    $ 3.30
         Calendar Year 2002........................
            First Quarter (through March 14, 2002). $  6.25    $ 3.44

Stockholders

   As of March 14, 2002, there were 167 holders of record of our common stock.

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

                                                                        Years Ended December 31,
                                                            ------------------------------------------------
                                                              2001       2000      1999      1998     1997
                                                            ---------  --------  --------  --------  -------
                                                                  (in thousands, except per share data)
Statement of Operations Data:
Revenues:
  License fees............................................. $   7,807  $ 24,686  $ 15,101  $ 17,372  $13,506
  Services fees............................................     9,198     9,361    23,041    24,268   12,482
                                                            ---------  --------  --------  --------  -------
      Total revenues.......................................    17,005    34,047    38,142    41,640   25,988
Cost of revenues:
  License fees.............................................       211       154     1,351     1,969    1,205
  Service fees.............................................    12,253    11,935    14,517    13,952    7,311
                                                            ---------  --------  --------  --------  -------
      Total cost of revenues...............................    12,464    12,089    15,868    15,921    8,516
Operating expenses:
  Research and development, exclusive of noncash expense...    16,220    22,390     9,003     6,335    6,690
  Noncash research and development.........................        --       424        --        --       --
  In-process research and development......................        --     8,300        --    10,500       --
  Sales and marketing, exclusive of noncash expense........    27,294    36,230    15,982    11,802    9,515
  Noncash sales and marketing..............................     6,740     7,001     1,930        --       --
  General and administrative, exclusive of noncash expense.     9,381     9,897     4,996     4,387    3,036
  Provision for doubtful accounts..........................     5,537     5,824     1,245       739      125
  Noncash general and administrative.......................       252     1,098       874       880       58
  Loss on impairment of intangible assets..................    36,756        --        --        --       --
  Depreciation and amortization............................    12,212     8,132     3,399     2,154    1,406
                                                            ---------  --------  --------  --------  -------
      Total operating expenses.............................   114,392    99,296    37,429    36,797   20,830
                                                            ---------  --------  --------  --------  -------
Operating loss.............................................  (109,851)  (77,338)  (15,155)  (11,078)  (3,358)
Gain on sale of assets.....................................        20     1,347     9,417        --       --
Gain on foreign currency transactions......................       107        --        --        --       --
Loss on sale of marketable securities......................       (11)     (100)       --        --       --
Loss on impairment of investments..........................   (16,461)   (4,128)       --        --       --
Amortization of debt discount..............................        --      (982)       --        --       --
Interest income............................................     6,570    10,902       442       636       34
Interest expense...........................................      (228)     (348)     (105)     (224)    (308)
Minority interest..........................................        --        --        --       (36)    (478)
                                                            ---------  --------  --------  --------  -------
Net loss................................................... $(119,854) $(70,647) $ (5,401) $(10,702) $(4,110)
                                                            =========  ========  ========  ========  =======
Net loss per common share:
  Basic.................................................... $   (7.72) $  (4.90) $  (0.49) $  (1.70) $ (2.97)
                                                            =========  ========  ========  ========  =======
  Diluted.................................................. $   (7.72) $  (4.90) $  (0.49) $  (1.70) $ (2.97)
                                                            =========  ========  ========  ========  =======
Weighted average common shares outstanding:
  Basic....................................................    15,530    14,420    11,097     6,311    1,386
                                                            =========  ========  ========  ========  =======
  Diluted..................................................    15,530    14,420    11,097     6,311    1,386
                                                            =========  ========  ========  ========  =======

                                                   As of December 31,
                                       ------------------------------------------
                                         2001     2000    1999    1998     1997
                                       -------- -------- ------- ------- --------
Balance Sheet Data:
Cash and cash equivalents............. $ 55,628 $118,303 $14,127 $14,799 $  7,213
Marketable securities.................   65,264   50,209      --      --       --
Working capital (deficit).............  114,609  171,336  16,751   9,001     (453)
Total assets..........................  145,274  266,904  48,563  40,082   14,681
Long-term debt, net of current portion    5,000    5,000      --     245      497
Total stockholders' equity (deficit)..  126,328  246,822  32,615  22,111  (27,910)

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

   These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in "Risk Factors".

Overview

   The Company develops, markets, and supports Internet-based business-to-business ("B2B") e-commerce solutions that automate the procurement, sourcing, and settlement of goods and services. The Company's software helps organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and helps to maximize procurement economies of scale. The Company's digital marketplace solution provides a framework that allows companies to create trading communities and additional revenue opportunities. The Company's solutions also benefit suppliers by reducing sales costs and providing the opportunity to increase revenues. The Company's products have been licensed by customers such as BarclaysB2B, the Burlington Northern and Santa Fe Railway Company, Cox Enterprises, Mastercard International, Union Pacific Corporation, Parsons Brinckerhoff, Sumurfit-Stone Container Corporation, and Wachovia Corporation.

   The Company's Internet-based business-to-business e-commerce solutions are significantly different than the client/server financial software applications that were the basis of our initial operations. There have been several milestones in the evolution of our business since our incorporation in Delaware in 1991. Those milestones include:

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

  . iSold.com acquisition. On April 28, 2000, we acquired all the capital stock of iSold.com, Inc. ("iSold") for appproximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 was accrued at the date of acquisition and paid in April 2001. iSold developed a software program that provided auctioning capabilities to its clients.

  . SAI/Redeo Companies acquisition. On May 31, 2000, we acquired all the outstanding stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies") for approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following variables: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 2 years) and acquisition costs of approximately $995,000. The SAI/Redeo Companies specialized in electronic payment settlement software.

Critical Accounting Policies and Use of Estimates

   If demand for business-to-business software and related services remain soft our business, operating results, liquidity and financial condition will be adversely affected. Our success depends on market acceptance of e-commerce as a viable method for corporate procurement and other commercial transactions and market adoption of our current products and future products. We continue to reposition our products and our company in the markets we serve. This strategy may not be successful. The competitive landscape we face is continuously changing. It is difficult to estimate how competition will affect our revenues.

   It is also very difficult to predict our quarterly results. We have incurred significant net losses in each year since our inception. We believe that we will continue to incur losses in 2002. We may not increase our customer base sufficient to generate the substantial additional revenues necessary to become profitable. We have established strategic selling relationships with a number of outside companies. There is no guarantee that these relationships will generate the level of revenues currently anticipated.

   As we expand our international sales and marketing activities and international operations our business is more susceptible to the numerous risks associated with international sales and operations. We may not be successful in addressing these and other risks and difficulties that we may encounter. Please refer to the "Risk Factors" sections for additional information regarding the risks associated with our operations and financial condition.

   The Company's discussion of financial condition and results of operations are based on the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

   The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements.

  . The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position

      ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when:
      (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

  . The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. As a result, the Company has recorded a provision for doubtful accounts of $5.5 million, $5.8 million and $1.2 million, respectively, in the years ended December 31, 2001, 2000 and 1999. If the financial condition of these customers were to deteriorate additional allowances may be required.

  . The Company has significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. The Company has periodically evaluated the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge of the intangible assets based on the amount by which the carrying amount of these assets exceeded fair value. Subsequent changes in projections may require additional impairment charges.

  . The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the years ended December 31, 2001 and 2000, the Company recorded impairment charges on investments of $15.4 million and $4.1 million, respectively.

  . The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

Stock Option Exchange Program

   On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of these new options was equal to the fair market value of the Company's common stock on the date of grant. During the first phase of the program 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were issued on November 9, 2001. During the second phase of the program 273,188 options with a weighted average exercise price of $43.87 per share were canceled and new options to purchase 198,052 shares with an exercise price of $4.10 per share were issued on February 11, 2002. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program was designed to comply with Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and did not result in any additional compensation charges or variable accounting. Members of the Company's Board of Directors and its executive officers were not eligible to participate in the exchange program.

Sources of Revenue

   The Company's revenue consists of license fees and services fees. License fees are generated from the licensing of the Company's suite of products. Services fees are generated from consulting, implementation, training, content aggregation and maintenance support services.

Revenue Recognition

   The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and
(4) collectibility is probable.

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

   The Company has incurred significant costs to develop its business-to-business e-commerce technology and products and to recruit and train personnel. The Company believes its success is contingent upon increasing its customer base and investing in further development of its products and services. This will require significant expenditures for sales, marketing, research and development, and to a lesser extent support infrastructure. The Company therefore expects to continue to incur substantial operating losses during 2002.

Limited Operating History

   The Company has a limited operating history as an e-commerce business that makes it difficult to forecast its future operating results. Prior period results should not be relied on to predict the Company's future performance.

Pro-forma Results

   The Company prepares and releases quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The Company also discloses and discusses certain pro forma financial information in the related earnings releases and investor conference calls. This pro forma financial information excludes restructuring costs and expenses related to reductions in employee workforce and office closure and consolidation, depreciation and amortization charges, stock-based compensation expenses, gain realized on the sale of assets, loss on the sale of marketable securities and loss on impairment of investments, all of which are included in our financial results for GAAP reporting purposes. Additionally, pro forma results exclude $36.8 million for a goodwill impairment charge, recognized in 2001, related to the write-down of certain intangible assets associated with the acquisition of the SAI/Redeo companies. The Company believes the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of the Company's ongoing operations. The pro forma measures are not in accordance with GAAP and may be different from pro forma measures used by other companies including our competitors. Therefore, we urge you to carefully review the GAAP financial information included as part of this Annual Report on Form 10-K, compare GAAP financial information with the pro forma financial results disclosed below and read the associated reconciliation.

           Pro Forma Condensed Consolidated Statements of Operations
                        (in thousands, except per share data)
                                  (unaudited)

                                                              Years ended
                                                              December 31
                                                          ------------------
                                                            2001      2000
                                                          --------  --------
   Revenues:
    License fees......................................... $  7,807  $ 24,686
    Services fees........................................    9,198     9,361
                                                          --------  --------
          Total Revenues.................................   17,005    34,047

   Cost of Revenues:
    License fees.........................................      211       154
    Services fees........................................   11,076    11,935
                                                          --------  --------
          Total Cost of Revenues.........................   11,287    12,089

   Operating Expenses:
    Research and development.............................   16,003    22,390
    Sales and marketing..................................   26,076    36,230
    General and administrative...........................    7,836     9,897
    Bad debt expense.....................................    5,537     5,824
                                                          --------  --------
          Total Operating Expenses.......................   55,452    74,341
                                                          --------  --------
   Operating loss........................................ $(49,734) $(52,383)
   Gain on foreign currency transactions.................      107        --
   Interest income, (net)................................    6,342    10,554
                                                          --------  --------
   Pro forma net loss.................................... $(43,285) $(41,829)
                                                          ========  ========
   Weighted average shares outstanding--basic and diluted   15,530    14,420
                                                          ========  ========
   Pro forma net loss per share--basic and diluted....... $  (2.79) $  (2.90)
                                                          ========  ========

             Reconciliation of GAAP Net Loss to Pro Forma Net Loss
                     (in thousands, except per share data)
                                  (unaudited)

                                                         Twelve months ended
                                                             December 31
                                                         -------------------
                                                           2001       2000
                                                         ---------  --------
  Net loss.............................................. $(119,854) $(70,647)
  Restructuring costs/1/................................     4,157        --
  In-process research and development...................        --     8,300
  Goodwill impairment loss..............................    36,756        --
  Depreciation and amortization.........................    12,212     8,132
  Stock-based compensation..............................     6,992     8,523
  Gain on sale of assets................................       (20)   (1,347)
  Realized loss on sale of investments..................        11       100
  Loss on impairment of investments.....................    16,461     4,128
  Amortization of debt discount.........................        --       982
                                                         ---------  --------
  Pro forma net loss.................................... $ (43,285) $(41,829)
                                                         =========  ========
  Weighted average shares outstanding--basic and diluted    15,530    14,420
                                                         ---------  --------
  Pro forma net loss per share--basic and diluted....... $   (2.79) $  (2.90)
                                                         ---------  --------

--------
(1) Restructuring costs are comprised of employee severance and termination costs and office closure and consolidation costs. For the year ended December 31, 2001, these costs were classified in the consolidated statement of operations as follows:

                                                  Year Ended
                                               December 31, 2001
                                               -----------------
                                                (in thousands)
               Cost of revenues--services fees      $1,177
               Research and development.......         217
               Sales and marketing............       1,218
               General and administrative.....       1,545
                                                    ------
               Total..........................      $4,157
                                                    ======

Restructuring and Related Costs

   During 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $498,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company's cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closure and consolidation costs. For the year ended December 31, 2001, the restructuring and related costs were classified in the Company's consolidated statement of operations as follows:

                                                           Year Ended
                                                        December 31, 2001
                                                        -----------------
      Cost of revenues--services fees..................      $1,177
      Research and development.........................         217
      Sales and marketing..............................       1,218
      General and administrative.......................       1,545
                                                             ------
      Total accrued for restructuring and related costs      $4,157
                                                             ======

The Company completed all employee separation initiatives by December 31, 2001 and expects to complete the facility closure and consolidation during the first half of 2002. The facility closure and consolidation costs relate to the abandonment of the Company's leased facility near Toronto, Canada and the restructuring of the Company's leased facility in Suwanee, Georgia. Total facility closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company anticipates annualized savings of approximately $18.3 million as a result of these actions.

   The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and the balance of the accrual as of December 31, 2001:


                                      Restructuring
                                       and Related
                                         Charges    Expenditures December 31, 2001
                                      ------------- ------------ -----------------
                                                     (in thousands)
Employee separation costs............    $2,939        $2,259         $  680
Facility closure costs...............     1,218             9          1,209
                                         ------        ------         ------
Total restructuring and related costs    $4,157        $2,268         $1,889
                                         ======        ======         ======

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2001.

Results of GAAP Operations e-commerce and ERP

   The following table sets forth certain statement of operations data reflecting revenues and cost of revenues between our previous human resources and financial software business and our current e-commerce business for the years indicated.

                                                Years Ended December 31,
                                               -------------------------
                                                2001     2000     1999
                                               -------  -------  -------
                                                     (in thousands)
      Revenues: e-commerce
       License fees........................... $ 7,807  $24,686  $ 9,969
       Services fees..........................   9,198    9,361    1,515
                                               -------  -------  -------
             Total revenues...................  17,005   34,047   11,484
      Revenues: ERP
       License fees...........................      --       --    5,132
       Services fees..........................      --       --   21,526
                                               -------  -------  -------
             Total revenues...................      --       --   26,658
      Cost of revenues: e-commerce
       License fees...........................     211      154      400
       Services fees..........................  12,253   11,935    3,130
                                               -------  -------  -------
             Total cost of revenues...........  12,464   12,089    3,530
      Cost of revenues: ERP
       License fees...........................      --       --      951
       Services fees..........................      --       --   11,387
                                               -------  -------  -------
             Total cost of revenues...........      --       --   12,338
      Gross margin on e-commerce license fees.   7,596   24,532    9,569
      Gross margin on e-commerce services fees  (3,055)  (2,574)  (1,615)
      Gross margin on ERP license fees........      --       --    4,181
      Gross margin on ERP services fees.......      --       --   10,139

                                                             Years Ended December 31,
                                                          -----------------------------
                                                            2001       2000      1999
                                                          ---------  --------  --------
                                                                  (in thousands)
Operating expenses:
 Research and development, exclusive of noncash expense..    16,220    22,390     9,003
 Noncash research and development........................        --       424        --
 In-process research and development.....................        --     8,300        --
 Sales and marketing, exclusive of noncash expense.......    27,294    36,230    15,982
 Noncash sales and marketing.............................     6,740     7,001     1,930
 General and administrative, exclusive of noncash expense     9,381     9,897     4,996
 Bad debt expense........................................     5,537     5,824     1,245
 Noncash general and administrative......................       252     1,098       874
 Intangible impairment...................................    36,756        --        --
 Depreciation and amortization...........................    12,212     8,132     3,399
                                                          ---------  --------  --------
       Total operating expenses..........................   114,392    99,296    37,429

Operating loss...........................................  (109,851)  (77,338)  (15,155)
Gain on sale of assets...................................        20     1,347     9,417
Gain on foreign currency transactions....................       107        --        --
Realized loss on sale of investments.....................       (11)     (100)       --
Loss on impairment of investments........................   (16,461)   (4,128)       --
Amortization of debt discount............................        --      (982)       --
Interest income, net.....................................     6,342    10,554       337
                                                          ---------  --------  --------
Net loss................................................. $(119,854) $(70,647) $ (5,401)
                                                          =========  ========  ========

Results of Operations

Years Ended December 31, 2001 and 2000

Revenues

   Total Revenues.   Total revenues decreased 50.1% to $17.0 million in 2001
from $34.0 million in 2000. The decrease in total revenues resulted primarily from a decrease in license revenue due to the softening demand for business-to-business software and a decline in the information technology market generally. For the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.1 million or 35.7% of total revenue. The percentage of total revenue recognized from these three customers was 12.6%, 11.6%, and 11.5%. For the year ended December 31, 2000, one customer accounted for more than 10%, totaling $3.8 million or 11.3% of total revenue.

   License Fees. License fees decreased 68.4% to $7.8 million, or 45.9% of total revenues, in 2001 from $24.7 million, or 72.5% of total revenues, in 2000. The decrease in license fees was the result of a decrease in the amount of software licensed. This decrease is due to the factors discussed above.

   Services Fees. Services fees decreased 1.7% to $9.2 million from $9.4 million in 2001, but increased as a percentage of total revenues to 54.1% in 2001 from 27.5% in 2000. This decrease is primarily attributable to a decrease in implementation and training services, a direct result of the decrease in the amount of software licensed, partially offset by an increase in maintenance fees.

Cost of Revenues

   Total Cost of Revenues. Cost of revenues increased 3.1% to $12.5 million, or 73.3% of total revenues, during the year ended December 31, 2001 from $12.1 million, or 35.5% of total revenues, during the same period in 2000. The increase in the total cost of revenues and increase in percentage of total revenues is primarily a result of a change in the mix of revenue to services fees from license fees, which historically have a higher cost of revenues.

   Cost of License Fees. Cost of license fees increased to $211,000 in 2001 from $154,000 in 2000. Cost of license fees includes royalties and software duplication and distribution costs. The cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

   Cost of Services Fees. Cost of services fees increased 2.7% to $12.3 million, or 133.2% of total services fees, in 2001 compared to $11.9 million, or 127.5% of total services fees, in 2000. The increase in the cost of services fees was primarily attributable to restructuring costs and an increase in personnel related costs partially offset by a decrease in consulting fees. The Company incurred $1.0 million of expense related to employee separation and related benefit costs and $0.2 million of facility closure costs incurred as part of the Company's restructuring initiative. The Company had an average of 21.7% more employees during the year ended December 31, 2001 compared to the same period during 2000. The consulting fees related to subcontracted services were approximately $422,000 during the year ended December 31, 2001 compared to approximately $2.4 million during the year ended December 31, 2000. The Company has incurred cost of e-commerce service fees in excess of revenues from e-commerce service fees due primarily to the hiring and training of personnel in anticipation of future growth. As discussed above, the Company's management approved plans to reorganize and reduce operating costs during 2001. These actions have allowed the Company to better align its cost structure with projected revenue and allowed the Company's services fees revenue to exceed cost of services fees on a pro forma basis during the fourth quarter of 2001. Although the Company anticipates continued services fees revenue in excess of cost of services fees, there can be no assurance that due to fluctuations in services fees revenue and the relatively fixed nature of the cost of services fees that costs will not exceed revenue in the future.

Research and Development, Exclusive of Noncash Expense

   Research and development expenses decreased 27.6% to $16.2 million, or 95.4% of total revenues, in 2001 from $22.4 million, or 65.8% of total revenues, in 2000. Research and development expenses decreased primarily due to decreased consulting fees incurred to develop the Company's products partially offset by an increase in personnel related costs, restructuring costs of $217,000 incurred during 2001 and a $600,000 fee incurred during 2001 as a result of terminating a services agreement with a development partner. Consulting fees decreased to approximately $3.6 million during the year ended December 31, 2001 from approximately $12.3 million during the year ended December 31, 2000. The Company had an average of 6.5% more employees in the research and development area during 2001 compared to the same period of 2000. The Company intends to perform most research and development in-house moving forward, but expects to incur consulting fees for certain specialized development projects.

Noncash Research and Development Expense

   Noncash research and development expenses of approximately $424,000 were recognized during 2000. The expense resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The value of the warrants earned approximated $424,000 and was computed using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and as a result, the warrants to purchase the remaining 16,666 shares of common stock were forfeited. Warrants to purchase 33,334 shares remain outstanding at December 31, 2001 and expire in the first quarter of 2003.

In-Process Research and Development Expense

   In-Process Research and Development ("IPR&D") expense was approximately $8.3 million for the year ended December 31, 2000. The Company recorded this expense in the second quarter of 2000 related to its acquisition of the SAI/Redeo Companies on May 31, 2000 (the "Valuation Date").

   At the Valuation Date, the SAI/Redeo Companies had technology under development that had not demonstrated technological or commercial feasibility. This technology is described below. As of the Valuation Date, the projects associated with the IPR&D efforts had not yet reached technological feasibility and the IPR&D had no alternative future use in the event that the proposed products did not prove to be feasible. These development efforts fall within the definition of IPR&D contained in Statement of Financial Accounting Standards ("SFAS") No. 2.

   SAI/Redeo IPR&D. Management believes that the SAI/Redeo product under development is the first settlement product that completes the B2B commerce procurement cycle for the buy side, sell side, and net marketmakers ("NMMs"). The Company's goal is to complete the e-procurement cycle from order fulfillment to settlement automatically and at the lowest possible cost. Planned functional capabilities of the SAI/Redeo product include:

  . Payment Type Independence--Multiple payment types are fully supported, including credit card, purchasing card, EFT, direct debit, direct deposit, and traditional check. The process is flexible, allowing trading partners and NMMs to negotiate solutions.

  . Deferred/Scheduled Settlement--Transactions may be scheduled for settlement to assure traditional payment terms are retained. Control over settlement may be pre-negotiated or retained by either the customer or the vendor.

  . Least Cost Pricing--The portal determines the lowest cost alternative for settlement based on business rules configured between trading partners and the NMMs.

  . Multi-currency--Trading partners may settle in any currency with exchange gains, losses and settlement charges recorded in the trading partners respective ERP system.

  . Global Coverage--Any bank or service provider around the world may be used for settlement and is not tied to the country where the transaction originated. Settlement integration is performed using EDI or XML standards.

  . Financial Institution Integration and Independence--Redeo currently offers integration with over 60 banks around the world, and trading partners and NMMs can change banking and service provider relationships. Also, trading partners can select the settlement institution or service provider at the time of the settlement.

  . ERP Integration--Settlement may be integrated with the leading ERP providers, allowing trading partners to have disparate ERP systems within their enterprise and between enterprises.

  . Aggregation & Consolidation--Trading partners in the net market may aggregate and net transactions in order to reduce the number of settlement transactions.

  . Reconciliation--Transactions and balances may be automatically reconciled between trading partners and NMM's disparate systems. Charge backs and disputes may be automatically recorded and processed.

   At the Valuation Date, the technologies were approximately 70.5% complete. The acquired in-process technologies were originally anticipated to become commercially viable in years 2000, 2001, and 2002. Expenditures to complete the acquired in-process technologies were expected to total approximately $3.5 million. The initial development and commercial release of the Company's Settlement product was completed during the third quarter of 2000. The Company is continuing to invest in further development and enhancements of the Settlement product. During the year ended December 31, 2001, 23.0% of the Company's license revenue was derived from licensing the Settlement product. During the year ended December 31, 2000, 12.8% of the Company's license revenue was derived from licensing the Company's Settlement product.

   Valuation of IPR&D: Amounts allocated to IPR&D were calculated using established valuation techniques in the high technology industry and the Company expensed such amounts in the quarter that the acquisition was consummated because technological feasibility had not been achieved and no alternative future uses had been established. Consistent with the Company's policy for internally developed technology, the Company concluded that the IPR&D had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the software, and internal usage.

   Upon consummation of the SAI/Redeo acquisition, the Company immediately recognized expense of $8.3 million representing the acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired IPR&D was determined by identifying products under research in areas for which technological feasibility had not been established. The IPR&D technology was then segmented into two classifications: (i) IPR&D--completed and (ii) IPR&D--to-be-completed, giving explicit consideration to the value created by research and development efforts of SAI/Redeo prior to the acquisition and to be created by the Company after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data.

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

Sales and Marketing, Exclusive of Noncash Expense

   Sales and marketing expenses decreased 24.7% to $27.3 million, or 160.5% of total revenues, in 2001 from $36.2 million, or 106.4% of total revenues, in 2000. The decrease was primarily attributable to the reduction of sales and marketing personnel, a decrease in variable compensation as a result of lower license revenue during 2001, and a reduction of promotional activities associated with building market awareness of the Company's e-commerce products. The Company experienced a significant increase in sales and marketing expenses in the fourth quarter of 2000 due in large part to advertising commitments associated with the Company's branding campaign. The Company had an average of 12.6% fewer sales and marketing employees during 2001 compared to the same period in 2000.

Noncash Sales and Marketing Expense

   During the years ended December 31, 2001 and 2000, non-cash sales and marketing expenses of approximately $6.7 million and $7.0 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing costs, which are being amortized over the life of the agreements which range from nine months to five years. Included in the results for 2001 is $1.4 million of expense recorded in the fourth quarter as a result of terminating the sales and marketing agreement with one customer. The Company anticipates expenses related to sales and marketing agreements to be approximately $98,000 per quarter during 2002.

General and Administrative, Exclusive of Noncash Expense

   General and administrative expenses, including the provision for doubtful accounts, decreased 5.1% to $14.9 million in 2001 from $15.7 million in 2000. As a percentage of total revenues, general and administrative expenses increased to 87.7% in 2001 from 46.2% in 2000. Included in general and administrative expenses is a provision for doubtful accounts of $5.5 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease in general and administrative expenses was primarily attributable to decreases in personnel related costs and a decrease in the provision for doubtful accounts. The Company had an average of 8.5% fewer general and administrative employees during 2001 compared to the same period in 2000.

Noncash General and Administrative Expense

   Noncash general and administrative expenses decreased to approximately $252,000, or 1.5% of total revenues, in 2001 from approximately $1.1 million, or 3.2% of total revenues, in 2000. The decrease was primarily attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those vesting immediately were forfeited. The Company recognized net compensation expense related to this arrangement of $814,500 during the year ended 2000.

   In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant and compensation expense of approximately $116,000 was recognized during 2000. The remaining balance of $150,000 was recognized as compensation expense during 2001. The amount expensed during 2001 relates primarily to these options.

Loss on Impairment of Intangible Assets

   In the fourth quarter of 2001, the Company recognized an intangible asset impairment loss of $36.8 million related to the write-down of certain intangible assets associated with the acquisition of the SAI/Redeo companies. The Company periodically evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of the intangible exceeded expected cash flows. The $36.8 million write-down was based on the amount by which the carrying amount of these assets exceeded fair value.

Depreciation and Amortization Expense

   Depreciation and amortization increased 50.2% to $12.2 million, or 71.8% of total revenues, in 2001, from $8.1 million, or 23.9% of total revenues, in 2000. This increase is primarily the result of the Company's amortization of its intangible assets associated with acquisitions completed in the second quarter of 2000.

Gain on Sale of Assets

   On October 18, 1999, the Company sold its human resources and financial software business to Geac Computer Systems, Inc. and Geac Canada Limited. The Company received approximately $13.9 million in proceeds. A gain of $9.4 million was recorded in 1999, with an additional gain of approximately $1.3 million recorded during 2000, following an escrow settlement.

Loss on Impairment of Investments

   During the years ended December 31, 2001 and 2000, the Company recorded a loss on impairment of investments of approximately $16.5 million and $4.1 million, respectively. These losses were necessitated by other than temporary losses to the value of investments the Company had made in privately held companies and marketable securities of one publicly traded company. The privately held companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and volatile industry-based economic conditions. As of December 31, 2001, all investments but one have been written off. The remaining investment, valued at $200,000 in the accompanying December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002.

Interest Income

   Interest income decreased 39.7% to $6.6 million in 2001, or 38.6% of total revenues, from $10.9 million, or 32.0% of total revenues, in 2000. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future periods.

Interest Expense and Amortization of Debt Discount

   Interest expense decreased 34.5% to $228,000 in 2001 from $348,000 in 2000. This decrease in interest expense is primarily due to higher levels of debt in the first quarter of 2000 as compared to 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2001 is primarily related to this agreement.

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

Income Taxes

   As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2001 or in 2000.

Years Ended December 31, 2000 and 1999

Revenues

   Total Revenues. Total revenues decreased 10.7% to $34.0 million in 2000 from $38.1 million in 1999. This decrease is primarily attributable to decreased services fees, as a result of the sale of the Company's ERP business in October 1999, partially offset by increased e-commerce license fees. For the year ended December 31, 2000, one customer accounted for more than 10%, totaling $3.8 million, of total revenue.

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

Cost of Revenues

   Total Cost of Revenues. Cost of revenues decreased 23.8% to $12.1 million, or 35.5% of total revenues, during the year ended December 31, 2000 from $15.9 million, or 41.6% of total revenues, during the same period in 1999. The decrease both in total and as a percentage of total revenues is primarily a result of the change in mix in revenue from services fees, which historically had a higher cost of revenues, to license fees.

   E-commerce Cost of License Fees. Cost of e-commerce license fees decreased to $154,000 in 2000 from $400,000 in 1999. Cost of license fees includes royalties and software duplication and distribution costs. The cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

   E-commerce Cost of Services Fees. Cost of e-commerce services fees increased 281.3% to $11.9 million, or 127.5% of total e-commerce services fees, in 2000 compared to $3.1 million, or 206.6% of total e-commerce services fees, in 1999. The increase in the cost of e-commerce services fees was primarily attributable to personnel related costs and consulting fees. The consulting fees related to sub-contracted services was approximately $2.4 million during the year ended December 31, 2000 compared to approximately $127,000 during the year ended December 31, 1999. Although the Company intends to increase the number of services employees, it will continue sub-contracting some consulting and implementation engagements to its system integrator partners. The Company has incurred cost of e-commerce service fees in excess of e-commerce service fees due primarily to the hiring and training of personnel in anticipation of future growth.

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

Research and Development, Exclusive of Noncash Expense

   Research and development expenses increased 148.7% to $22.4 million, or 65.8% of total revenues, in 2000 from $9.0 million, or 23.6% of total revenues, in 1999. Research and development expenses increased primarily due to increased personnel related expenses and increased consulting fees incurred to develop the Company's products. Consulting fees increased to approximately $12.3 million during the year ended December 31, 2000 from approximately $605,000 during the year ended December 31, 1999. The Company intends to hire in-house research and development personnel moving forward, but expects increases in personnel related costs to be offset by a decrease in consulting fees.

Noncash Research and Development Expense

   Noncash research and development expenses of approximately $424,000 were recognized during 2000. The expense resulted from the Company's agreement with a third party to develop certain software that the Company intends to sell in the future. The agreement required the third party to reach certain milestones related to the software development in order to receive warrants to purchase 50,000 shares of the Company's common stock with an exercise price of $56.78. The third party completed two of the three scheduled milestones in the first quarter of 2000 and they were granted warrants to purchase 33,334 shares of common stock. The value of the warrants earned approximated $424,000 and was computed using the Black-Scholes option pricing model. The third milestone was not reached by the scheduled due date, and as a result, the warrants to purchase the remaining 16,666 shares of common stock were forfeited. Warrants to purchase 33,334 shares remain outstanding at December 31, 2001 and expire in the first quarter of 2003.

In-Process Research and Development Expense

   In-Process Research and Development ("IPR&D") expense was approximately $8.3 million for the year ended December 31, 2000. The Company recorded this expense in the second quarter of 2000 related to its acquisition of the SAI/Redeo Companies on May 31, 2000 (the "Valuation Date").

   At the Valuation Date, the SAI/Redeo Companies had technology under development that had not demonstrated technological or commercial feasibility. This technology is described below. As of the Valuation Date, the projects associated with the IPR&D efforts have not yet reached technological feasibility and the IPR&D has no alternative future use in the event that the proposed products do not prove to be feasible. These development efforts fall within the definition of IPR&D contained in Statement of Financial Accounting Standards ("SFAS") No. 2.

   SAI/Redeo IPR&D. Management believes that the SAI/Redeo product under development is the first settlement product that completes the B2B commerce procurement cycle for the buy side, sell side, and net marketmakers ("NMMs"). The Company's goal is to complete the e-procurement cycle from order fulfillment to settlement automatically and at the lowest possible cost. Planned functional capabilities of the SAI/Redeo product include:

  . Payment Type Independence--Multiple payment types are fully supported, including credit card, purchasing card, EFT, direct debit, direct deposit, and traditional check. The process is flexible, allowing trading partners and NMMs to negotiate solutions.

  . Deferred/Scheduled Settlement--Transactions may be scheduled for settlement to assure traditional payment terms are retained. Control over settlement may be pre-negotiated or retained by either the customer or the vendor.

  . Least Cost Pricing--The portal determines the lowest cost alternative for settlement based on business rules configured between trading partners and the NMMs.

  . Multi-currency--Trading partners may settle in any currency with exchange gains, losses and settlement charges recorded in the trading partners respective ERP system.

  . Global Coverage--Any bank or service provider around the world may be used for settlement and is not tied to the country where the transaction originated. Settlement integration is performed using EDI or XML standards.

  . Financial Institution Integration and Independence--Redeo currently offers integration with over 60 banks around the world, and trading partners and NMMs can change banking and service provider relationships. Also, trading partners can select the settlement institution or service provider at the time of the settlement.

  . ERP Integration--Settlement may be integrated with the leading ERP providers, allowing trading partners to have disparate ERP systems within their enterprise and between enterprises.

  . Aggregation & Consolidation--Trading partners in the net market may aggregate and net transactions in order to reduce the number of settlement transactions.

  . Reconciliation--Transactions and balances may be automatically reconciled between trading partners and NMM's disparate systems. Charge backs and disputes may be automatically recorded and processed.

   At the Valuation Date, the technologies were approximately 70.5% complete. The acquired in-process technologies were originally anticipated to become commercially viable in years 2000, 2001, and 2002. Expenditures to complete the acquired in-process technologies were expected to total approximately $3.5 million. The initial development and commercial release of the Company's Settlement product was completed during the third quarter of 2000. The Company is continuing to invest in further development and enhancements of the Settlement product. During the year ended December 31, 2000, 12.8% of the Company's license revenue was derived from licensing the Company's Settlement product.

   Valuation of IPR&D: Amounts allocated to IPR&D were calculated using established valuation techniques in the high technology industry and the Company expensed such amounts in the quarter that the acquisition was consummated because technological feasibility had not been achieved and no alternative future uses had been established. Consistent with the Company's policy for internally developed technology, the Company concluded that the IPR&D had no alternative future use after taking into consideration the potential for usage of the technology in different products, resale of the software, and internal usage.

   Upon consummation of the SAI/Redeo acquisition, the Company immediately recognized expense of $8.3 million representing the acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired IPR&D was determined by identifying products under research in areas for which technological feasibility had not been established. The IPR&D technology was then segmented into two classifications: (i) IPR&D--completed and (ii) IPR&D--to-be-completed, giving explicit consideration to the value created by research and development efforts of SAI/Redeo prior to the acquisition and to be created by the Company after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data.

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

Sales and Marketing, Exclusive of Noncash Expense

   Sales and marketing expenses increased 126.7% to $36.2 million, or 106.4% of total revenues, in 2000 from $16.0 million, or 41.9% of total revenues, in 1999. The increase was primarily attributable to the additional sales and marketing personnel and promotional activities associated with building market awareness of the Company's e-commerce products. The Company experienced a significant increase in sales and marketing expenses in the fourth quarter of 2000 due in large part to advertising commitments associated with the Company's branding campaign.

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

General and Administrative, Exclusive of Noncash Expense

   General and administrative expenses, including the provision for doubtful accounts, increased 151.9% to $15.7 million in 2000 from $6.2 million in 1999. As a percentage of total revenues, general and administrative expenses increased to 46.2% in2000 from 16.4% in 1999. The increase in general and administrative expenses was primarily attributable to increases in personnel related costs and an increase in the provision for doubtful accounts to $5.8 million in the year ended December 31, 2000 from $1.2 million in the year ended December 31, 1999. The increase in the provision for doubtful accounts in 2000 relates primarily to a reserve for a single customer of $2.3 million as well as a reserve related to management's concerns for receivables from early-stage companies due to the volatile industry-based economic conditions, especially during the fourth quarter of 2000. The deferred revenue balance at December 31, 2000 related to these early-stage companies was approximately $373,000.

Noncash General and Administrative Expense

   Noncash general and administrative expenses increased to approximately $1.1 million, or 3.2% of total revenues, in 2000 from $874,000, or 2.3% of total revenues, in 1999. The increase was primarily attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those vesting immediately were forfeited. The Company recognized net compensation expense related to this arrangement of $814,500 during the year ended 2000. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant and compensation expense of approximately $116,000 was recognized during 2000. The remaining balance of $150,000 was recognized as compensation expense during 2001.

Depreciation and Amortization Expense

   Depreciation and amortization increased 139.2% to $8.1 million, or 23.9% of total revenues, in 2000, from $3.4 million, or 8.9% of total revenues, in 1999. The increase in this expense is primarily the result of the Company's amortization of its intangible assets associated with acquisitions completed in the second quarter of 2000.

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

Liquidity and Capital Resources

   The Company's cash and cash equivalents decreased to $55.6 million at December 31, 2001 from $118.3 million at December 31, 2000. Marketable securities increased to $65.3 million at December 31, 2001 from $50.2 million at December 31, 2000. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used in operating activities and investing activities partially offset by cash provided from financing activities.

   Cash used in operating activities was approximately $42.4 million during 2001. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities partially offset by noncash items and an increase in deferred revenue. Cash used in operating activities was approximately $50.8 million during 2000. This was primarily attributable to the Company's net loss and an increase in accounts receivable partially offset by noncash items and increases in accounts payable and accrued liabilities.

   Cash used for investing activities was approximately $20.8 million during 2001. The cash was used for purchases of investments, marketable securities, and property and equipment partially offset by the sale and maturity of marketable securities. Cash used by investing activities was approximately $90.5 million during 2000. The cash was used for acquisitions, purchases of investments, marketable securities and property and equipment. The cash used for investing activities was partially offset by the sale and maturity of marketable securities and proceeds related to the sale of ERP assets of approximately $1.9 million.
   Cash provided by financing activities was approximately $458,000 during 2001, and approximately $245.5 million during 2000. The cash provided by financing activities during 2001 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises. The cash provided by financing activities during 2000 was primarily attributable to proceeds from the sale of 2,243,000 shares of common stock for approximately $244.4 million and the issuance of long-term debt of $5.0 million, which was partially offset by the repayment of $7.0 million in interim funding provided by Transamerica Business Credit Corp., Silicon Valley Bank and Sand Hill Capital II, L.P.

   The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 19.9%, 14.5%, 11.2% and 10.4%, respectively, at December 31, 2000.

   During the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.1 million, or 35.7% of total revenue. The percentage of total revenue recognized from these three customers was 12.6%, 11.6% and 11.5%, respectively. During the year ended December 31, 2000, one customer accounted for more than 10%, totaling $3.8 million, or 11.3% of total revenue. During 1999 no customer accounted for more than 10% of total revenue.

   During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During 2001 and 2000 the Company recorded charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions. The Company has not recognized any material revenue from these companies during 2001. During the years ended December 31, 2000 and 1999, the Company recognized $16.0 million and $3.1 million, respectively, in total revenue from these companies.

   On August 15, 2001, the Company granted options to purchase 150,000 shares of common stock to a senior executive with an exercise price equal to the fair market value at the date of grant. These options are designated as nonqualified options and will expire if not exercised in full before August 14, 2011. Twenty-five percent of the shares subject to the option shall vest on the first anniversary of the date of grant and the remaining portion of the option shall vest in equal monthly installments for 36 months beginning on August 15, 2002.

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

   On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The purchase consideration was approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 was accrued at the date of acquisition and paid in April 2001. The acquisition was treated as a purchase for accounting purposes with approximately $500,000 of the purchase consideration allocated to developed technologies and approximately $2.0 million to goodwill. The developed technologies are being amortized over 3 years and the goodwill is being amortized over 4 years.

   On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black- Scholes option pricing model) and approximately $995,000 in acquisition costs.

   At December 31, 2001, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $98.7 million, $1.1 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately U.S.$16.0 million that are available to offset future taxable income in foreign jurisdictions. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

   During the first six months of 2000, the Company issued 25,000 warrants and approximately 39,000 shares of the Company's common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The sales and marketing agreement signed with one strategic partner also included an obligation to make cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of these warrants, common stock, and cash payments as deferred sales and marketing costs of approximately $454,000, $3.8 million, and $600,000, respectively. Deferred sales and marketing costs will be amortized over the term of the sales and marketing agreements, which range from nine months to five years.

   During the fourth quarter of 2001, the sales and marketing agreement with one customer was terminated requiring a charge of $1.4 million to write-off the remaining balance in deferred sales and marketing costs. Also, as a result of the termination, the Company is no longer obligated to make cash payments of $300,000 for each of the last two years of the related agreement.

   Although operating activities may provide cash in certain periods, to the extent the Company incurs continuing operating losses or experiences growth in the future, the Company's operating and investing activities will use significant amounts of cash. The Company currently estimates uses of cash in 2002 to fund operating losses and to a lesser extent for purchases of property and equipment. The actual use of cash in operations during 2002 will be impacted dramatically by any fluctuations in projected revenue as the Company's operating expenses are relatively fixed in the short term. The Company currently believes that existing cash and cash equivalents and marketable securities will be sufficient to meet operating and investing needs during 2002 and thereafter until the Company achieves break-even cash flow.

   The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2001, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                        Total   2002   2003   2004   2005  2006 Thereafter
                       ------- ------ ------ ------ ------ ---- ----------
                                         (in thousands)
      Long-term debt.. $ 5,000 $   -- $   -- $   -- $5,000 $ --    $ --
      Operating leases   8,098  2,022  1,774  1,803  1,802  644      53
                       ------- ------ ------ ------ ------ ----    ----
      Total........... $13,098 $2,022 $1,774 $1,803 $6,802 $644    $ 53
                       ======= ====== ====== ====== ====== ====    ====

   The Company does not have commercial commitments under capital leases, lines of credit, standby lines of credit, guaranties, standby repurchase obligations or other such arrangements.

   The Company does not engage in any transactions or have relationships or other arrangements with an unconsolidated entity. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not trade in energy, weather or other commodity based contracts.

Related Party Transactions

   On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a director of the Company, and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with this engagement during 2001 that is included in general and administrative expense in the accompanying consolidated statement of operations and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The remaining amounts due under the agreement will be expensed and paid in 2002.

   On February 7, 2002 Todd Hewlin joined the Company's board of directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the Company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $131,000 during 2001 that is included in general and administrative in the accompanying consolidated statement of operations and had a balance due The Chasm Group of $94,000 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The remaining amounts due under the agreement will be expensed and paid in 2002.

   During 1998, the Company engaged in a number of transactions with McCall Consulting Group, Inc. ("McCall Consulting Group") and Technology Ventures, L.L.C. ("Technology Ventures"), entities controlled by Joseph S. McCall, a former shareholder and director of the Company. In February 1998, the Company entered into an agreement with Mr. McCall whereby he resigned as the Company's chief executive officer and as chairman, chief executive officer, and manager of a services subsidiary of the Company. Mr. McCall remained an employee of the Company until the completion of the Company's initial public offering in May 1998, at which time he became a consultant to the Company for a period of one year pursuant to the terms of an independent contractor agreement. In recognition of past services to the Company, and resignations of certain positions noted above, the Company paid to Mr. McCall a lump sum of $225,000 on June 30, 1998, and also agreed to pay Mr. McCall severance of $75,000 payable over a one-year period. For his consulting services, the Company paid Mr. McCall the sum of $125,000 over the one-year period from the date of the initial public offering, with the ability to earn an additional $100,000 in incentive compensation if certain revenue targets were met by the Company. The Company paid $124,000 to Mr. McCall under this consulting agreement during the year ended December 31, 1999. No payments were made to Mr. McCall in 2000 or 2001.

   In the opinion of management, the rates, terms, and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

Risk Factors

   In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

The softening demand for business-to-business software and related services could negatively affect our business, operating results, liquidity, financial condition, and stock price.

   Our revenue growth and operating results depend significantly on the overall demand for technological goods and services, and in particular, demand for business-to-business software and services. Softening demand for these products and services caused by ongoing economic uncertainty may contribute to lower revenues. Continued delays or reductions in technology spending could have a material adverse effect on demand for our products and services, and consequently our business, operating results, liquidity, financial condition, and stock price.

Our success depends upon market acceptance of e-commerce as a reliable method for corporate procurement and other commercial transactions.

   Market acceptance of e-commerce, generally, and the Internet specifically, as a forum for corporate procurement is subject to a number of risks. The success of our suite of business-to-business e-commerce applications, including Clarus eProcurement and Clarus eMarket, depends upon the development and expansion of the market for Internet-based software applications, in particular e-commerce applications. This market is rapidly evolving. Many significant issues relating to commercial use of the Internet, including security, reliability, cost, ease of use, quality of service and government regulation, remain unresolved and could delay or prevent Internet growth. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the demand for our product suite and our overall business, operating results, liquidity and financial condition will be materially and adversely affected.

   If the market for Internet-based procurement applications develops more slowly than we anticipate or if our Internet-based products or new Internet-based products we may develop do not achieve market acceptance, our business, operating results, liquidity and financial condition could be materially and adversely affected. The adoption of the Internet for corporate procurement and other commercial transactions requires accepting new ways of transacting business. In particular, enterprises with established patterns of purchasing goods and services that have already invested substantial resources in other means of conducting business and exchanging information may be particularly reluctant to adopt a new strategy that may make some of their existing personnel and infrastructure obsolete. Also, the security and privacy concerns of existing and potential users of Internet-based products and services may impede the growth of online business generally and the market's acceptance of our products and services in particular. A functioning market for these products may not be sustained.

Our settlement platform is a new technology product in an evolving market.

   Our settlement product is a technology that is currently being marketed to early-adopting customers. We have limited experience in marketing this product. If the market for the settlement product fails to completely develop or develops more slowly than we anticipate, our business, operating results, liquidity and financial condition could be materially and adversely affected.

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

  .   the timing of introductions or enhancements to our products;

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

  .   impairment of intangibles;

  .   impairment of strategic investments;

  . actions taken by our competitors, including new product introductions and enhancements;

  .   restructuring of our operations and related charges;

  . our ability to scale our network and operations to support large numbers of customers, suppliers and transactions;

  . our success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including application service providers, systems integrators, resellers and other partners; and

  .   our ability to control costs.

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

  . transactions where the customers demand services that include signficant modifications or customizations that could delay product delivery or acceptance;

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

   We have incurred significant net losses in each year since our formation. In addition, we have incurred significant costs to develop our e-commerce technology and products, and to recruit and train personnel. We believe our success is contingent upon increasing our customer base and investing in the further development of our products and services. This will require significant expenditures in research and development, sales and marketing, services, and support infrastructure. As a result, we will need to generate significant revenues to achieve and maintain profitability in the future. We cannot be certain that we will ever achieve such growth in the future.

If our flexible payment options are not well received, the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

   We offer flexible payment methods to our customers. These programs are unproven and represents a significant departure from the fee-based software licensing strategies that our competitors and we have traditionally employed. If we do not successfully execute these programs the market may adopt our products at a slower rate than anticipated, and our business may suffer materially.

   We expect to evolve to our business model over time. The adoption rate of our flexible payment options may, from quarter to quarter, fluctuate or be rejected by the market altogether. As we continue this program, we may find that the majority of our revenues continue to come from traditional revenue recognition license arrangements that result in revenues being recognized upon delivery. If the results of our flexible payment options program fluctuate due to uneven adoption rates or if our program is rejected entirely, our business, results of operations, liquidity and financial condition would be materially and adversely affected.

An increase in the length of our sales cycle may contribute to fluctuations in our operating results.

   As our products and competing products become increasingly sophisticated and complex, the length of our sales cycle is likely to increase. The loss or delay of orders due to increased sales and evaluation cycles could materially and adversely affect our business, results of operations, liquidity and financial condition and, in particular, could contribute to significant fluctuations in our quarterly operating results. A customer's decision to license and implement our solutions may present significant enterprise-wide implications for the customer and involve a substantial commitment of its management and resources. The period of time between initial customer contact and the purchase commitment typically ranges from four to nine months for our applications. Our sales cycle could extend beyond current levels as a result of lengthy evaluation and approval processes that typically accompany major initiatives or capital expenditures or other delays over which we have little or no control.

We may not be able to maintain referenceable accounts.

   The implementation of our product suite by buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. Our ability to attract additional customers for our product suite will depend on using our existing customers as referenceable accounts. As a result, our solutions may not achieve significant market acceptance. In addition, current customers are subject to the effects of being acquired, which may jeopardize their use of our products and referencability in the future.

We may not realize the entire value of our sales and marketing agreements with certain customers.

   During the fourth quarter of 1999 and the first quarter of 2000, we issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in our sales and marketing efforts. We recorded the value of these warrants and common stock as deferred sales and marketing costs, to be amortized over the life of the agreements which range from nine months to five years. If these strategic partners discontinue being referenceable customers or in our judgment these assets become impaired, we will be required to write-off these assets. As a result of terminating the sales and marketing agreement with one customer we recorded a write-off of $1.4 million related to these assets in the fourth quarter of 2001.

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

   We rely exclusively on third-party content services providers to provide catalog aggregation and management services to our customers, as part of our procurement solution. If we are unable to maintain effective, long-term relationships with our content services providers, or if their services do not meet our customers' needs or expectations, our business could be seriously harmed. If the demand for our solutions increase, we will need to develop relationships with additional third-party service providers to provide these types of services. Our competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than ours.

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

   We have established strategic selling relationships with a number of outside companies. Some of these strategic selling partners may not be able to generate a sufficient level of sales to justify continuing their relationship with us.

   Much of our sales growth and future success is expected to come from our channel partners. While we expect to invest in these relationships including sales training, product integration and joint selling, we cannot predict the channel partner's commitment or level of success. Additionally the timetable for productivity of any channel partner may vary based on many factors out of our control. We expect that the development of most relationships will take three to six months, although we cannot be assured of this timetable or if these relationships will ever deliver any results. Should our channel relationships prove unproductive or take longer to deliver results, our financial results and path to profitability could suffer serious adverse consequences.

Our success depends on our continuing ability to attract, hire, train and retain a substantial number of highly skilled managerial, technical, sales, marketing and customer support personnel.

   We have reduced our headcount in 2001 based on our current expectations of future revenue growth, and as part of our cost reduction initiatives. These reductions may make it more difficult for us to attract, hire and retain the personnel we need. If we are unable to hire or fail to retain competent personnel, our business, results of operations, liquidity and financial condition could be materially and adversely affected. We do not maintain key-man life insurance policies on any of our employees.

If we are unable to manage our internal resources, we may incur increased administrative costs and be unable to capitalize on revenue opportunities.

   The volatility of the e-commerce market has strained, and may continue to strain, our administrative, operational and financial resources and internal systems, procedures and controls. Our inability to manage our internal resources effectively could increase administrative costs and distract management. If our management is distracted, we may not be able to capitalize on opportunities to increase revenues.

As we expand our international sales and marketing activities and international operations, our business is more susceptible to numerous risks associated with international operations.

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

  . increased transaction costs related to sales transactions conducted outside the U.S.;

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

   Through December 31, 2001, we periodically assessed the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of ". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. As a result of this assessment we incurred impairment charges in the fourth quarter of 2001.We can give no assurance that additional future impairment charges will not be required due to factors we consider important including, but not limited to, significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the acquired assets and significant negative industry or economic trends.

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

   The accounting treatment for our acquisition of the SAI/Redeo companies negatively impacted our results of operations in the second quarter of 2000. We recognized a write-off of acquired in-process research and development and amortization expense related to this acquisition. Amortization of this acquisition will adversely affect our results of operations through 2008. The amounts allocated under purchase accounting to developed technology and in-process research and development in the acquisition involved valuation estimations of future revenues, expenses, operating profit, and cash flows. The actual revenues, expenses, operating profits, and cash flows from the acquired technology recognized in the future may vary materially from such estimates. If we do not continue to develop and enhance the acquired technology, if the market for this technology changes, or if actual revenues are lower than estimated, the net realizable value of our intangibles may be less than the carrying value requiring us to incur an impairment charge to appropriately reflect the value of the intangibles. In the fourth quarter of 2001, we recognized an intangible asset impairment loss of $36.8 million related to the write-down of certain intangible assets associated with the acquisition of the SAI/Redeo companies based on the amount by which the carrying amount of these assets exceeded fair value.

We may incur costs and liabilities related to potential or pending litigation.

   In a number of lawsuits filed against us in the fourth quarter of 2000 that are now consolidated into one lawsuit, our company and several of our officers have been named as defendants in a number of securities class action lawsuits filed in the United States District Court for the Northern District of Georgia. The plaintiffs purport to represent a class of all persons who purchased or otherwise acquired our common stock in certain periods beginning on October 20, 1999 and through October 25, 2000. The consolidated complaint alleges, among other things, that violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and Rule 10b-5 promulgated thereunder, with respect to alleged material misrepresentations and omissions made in public filings with the Securities and Exchange Commission and certain press releases and other public statements. The plaintiffs seek unspecified damages and costs. This lawsuit diverts the time and attention of management and an adverse judgment could cause our financial condition or operating results to suffer.

Our estimate of costs associated with our restructuring and related activities may not be adequate.

   During 2001, our management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed during 2001 to better align our cost structure with projected revenue. These charges were comprised of employee separation related costs and facility closure and consolidation costs. If the estimates and assumptions used in the restructuring plan prove to be incorrect we may incur additional costs related to these activities.

Our products may perform inadequately in a high volume environment.

   Any failure by our principal products to perform adequately in a high volume environment could materially and adversely affect the market for these products and our business, results of operations, liquidity and financial condition. Our products and the third party software and hardware on which it may depend may not operate as designed when deployed in high volume environments.

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

   Errors and failures in our products could result in the loss of customers and market share or delay in market adoption of our applications, and alleviating these errors and failures could require us to expend significant capital and other resources. The consequences of these errors and failures could materially and adversely affect our business, results of operations, liquidity and financial condition. Because we do not maintain product liability insurance, a product liability claim could materially and adversely affect our business, results of operations, liquidity and financial condition. Provisions in our license agreements may not effectively protect us from product liability claims.

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

   The market for Internet-based procurement applications, and e-commerce technology generally, is rapidly evolving and intensely competitive. The intensity of competition has increased and is expected to further increase in the future. We may not compete effectively in our current market or new markets we develop or enter. Competitive pressure may result in our reducing the price of our products, which would negatively affect our revenues and operating margins. Our competitors vary in size and in the scope and breath of the products and services they offer. If we are unable to compete effectively in our markets, our business, results of operations, liquidity and financial condition would be materially and adversely affected.

   In the e-commerce market, we must compete with electronic procurement providers such as Ariba and Commerce One. We also encounter competition with respect to different aspects of our solution from companies such as VerticalNet, PurchasePro, FreeMarkets, and i2. We also face competition from some of the large enterprise software developers, such as Oracle, PeopleSoft and SAP.

   In addition, because there are relatively low barriers to entry in the business-to-business exchange market, we expect additional competition from other established and emerging companies, particularly if they acquire one of our competitors. We are entering into new and developing markets and we expect to face competition as these markets develop.

   Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with their parties to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

   We may not be able to compete successfully against our current and future competitors.

The failure to maintain, support or update software licensed from third parties could materially and adversely affect our products' performance or cause product shipment delays.

   We have entered into license agreements with third-party licensors for products that enhance our products, are used as tools with our products, are licensed as products complementary to ours or are integrated with our products. If these licenses terminate or if any of these licensors fail to adequately maintain, support or update their products, we could be required to delay the shipment of our products until we could identify and license software offered by alternative sources. Product shipment delays could materially and adversely affect our business, operating results, liquidity and financial condition, and replacement licenses could prove costly. We may be unable to obtain additional product licenses on commercially reasonable terms. Additionally, our inability to maintain compatibility with new technologies could impact our customers' use of our products.

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

   Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm our business, operating results, liquidity and financial condition.

Claims against us regarding our proprietary technology could require us to pay licensing or royalty fees or to modify or discontinue our products.

   Any claim that our products infringe on the intellectual property rights of others could materially and adversely affect our business, results of operations, liquidity and financial condition. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against us are a continuing risk. Infringement claims against us could cause product release delays, require us to redesign our products or require us to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against us regarding our proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify us from claims of infringement. However, licensors may be unable to indemnify us fully for such claims, if at all.

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

   A significant barrier to Internet-based commerce is the secure exchange of valued and confidential information over public networks. Any compromise of our security technology could result in reduced customer and market confidence in our products and in customer or third party claims against us. This could materially and adversely affect our business, financial condition, operating results and liquidity. Clarus eProcurement and Clarus eMarket rely on encryption technology to provide the security and authentication necessary to protect the exchange of valuable and confidential information. Advances in computer capabilities, discoveries in the field of cryptography or other events or developments may result in a compromise of the encryption methods we employ in Clarus eProcurement and Clarus eMarket to protect transaction data.

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

   Products, capabilities or technologies others develop may render our products or technologies obsolete or noncompetitive and shorten the life cycles of our products. Satisfying the increasingly sophisticated needs of our customers requires developing and introducing enhancements to our products and technologies in a timely manner that keeps pace with technological developments, emerging industry standards and customer requirements while keeping our products priced competitively. Our failure to develop and introduce new or enhanced e-commerce products that compete with other available products could materially and adversely affect our business, results of operations, liquidity and financial condition.

Future governmental regulations could materially and adversely affect our business and e-commerce generally.

   We are not subject to direct regulation by any government agency, other than under regulations applicable to businesses generally, and few laws or regulations specifically address commerce on the Internet. In view of the increasing use and growth of the Internet, however, the federal government or state governments may adopt laws and regulations covering issues such as user privacy, property ownership, libel, pricing and characteristics and quality of products and services. For example, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state, and local governments. We could incur substantial costs in complying with these laws and regulations, and the potential exposure to statutory liability for information carried on or disseminated through our application systems could force us to discontinue some, or all of our services. These eventualities could adversely affect our business, operating results, liquidity and financial condition. The adoption of any laws or regulations covering these issues also could slow the growth of e-commerce generally, which would also adversely affect our business, operating results, liquidity or financial condition.

   Foreign governmental regulations could also materially and adversely affect our business. For example, the European Union has enacted the European Data Privacy Directive, which relates to the protection and processing of certain types of personal data. Under the directive, personal data about citizens of European Union member states may not be transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is collected within the European Union are guaranteed certain rights, including the right to access and obtain information about their data and to object to certain forms of processing of their data. The directive therefore affects all companies that collect, process, or transfer personal data in the European Union or receive personal data from the European Union. Other countries outside the European Union have also recently enacted similar laws regulating the transmission of private data, including, without limitation, Argentina, Australia, Hong Kong, Poland and Switzerland. The potential effect of the European Union directive and other foreign data privacy regulations on our business is uncertain. These laws could create uncertainty in the marketplace that could reduce demand for our software or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material and adverse effect on our business, results of operations, liquidity and financial condition.

   In addition, because our services are accessible worldwide, and we facilitate sales of goods to users worldwide, other jurisdictions may claim that we are required to qualify to do business as a foreign corporation in a particular state or foreign country. Our failure to qualify as a foreign corporation in a jurisdiction could subject us to taxes and penalties and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material and adverse effect on our business, results of operations, liquidity and financial condition.

Security risks may affect the use of the Internet in electronic commerce.

   The secure transmission of confidential information over public networks is necessary to the conduct of electronic commerce. Advances in cryptography and other computer capabilities, however, could result in compromises or breaches of our security systems or the security systems of other Web sites. If a particularly well-published compromise of security were to occur, the use of the Web for communications and commerce could be substantially affected.

   Anyone circumventing our security measures could potentially misappropriate proprietary information or cause interruptions in our operations. Because the Internet is a public network, computer viruses could be introduced to our system or those of our customers or suppliers, thereby disrupting our operational network and making our services inaccessible. In the event our security measures ever failed, our business and financial condition would be substantially harmed. Furthermore, we may be required to expend substantial capital and other resources in order to protect against security breaches and interruptions and in order to keep our security system up-to-date.

Legislation limiting further levels of encryption technology may adversely affect our sales.

   As a result of customer demand, it is possible that our products will be required to incorporate additional encryption technology. The United States government regulates the exportation of this technology. Export regulations, either in their current form or as they may be subsequently enacted, may further limit the levels of encryption or authentication technology that we are able to use in our software and our ability to distribute our products outside the United States. Any revocation or modification of our export authority, unlawful exportation or use of our software or adoption of new legislation or regulations relating to exportation or use of software and encryption technology could materially and adversely affect our sales prospects and, potentially, our business, financial condition operating results and liquidity as a whole.

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

   Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted by the United States Congress. This legislation was recently extended through November 1, 2003 as a result of the Internet Tax Non-discrimination Act, signed on November 28, 2001. If the moratorium is not renewed after November 1, 2003, any such taxes could adversely affect our ability to license our electronic commerce products.

New Accounting Pronouncements

   At the November 2001 Emerging Issues Task Force ("EITF") meeting, the FASB released Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred". The FASB Staff Announcement clarified interpretations of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. The largest expenses, for which the Company is reimbursed by clients, are travel related charges. The FASB Staff Announcement requires adoption in financial reporting periods beginning after December 15, 2001. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods will be reclassified to provide consistent presentation. The Company does not expect the new FASB Staff Announcement to have any impact on its financial position or results of operations. However, the Company's services fees revenue and cost of services fees revenue will increase by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. The following table shows the expected impact of adopting the Staff Announcement on services fees revenue and cost of services fees revenue for the years ended 2001 and 2000:

                                                 2001    2000
                                                ------- -------
                                                (in thousands)
                 As reported
                  Services fees revenue........ $ 9,198 $ 9,361
                  Cost of services fees revenue  12,253  11,935
                 After reclassification
                  Services fees revenue........   9,866  10,327
                  Cost of services fees revenue  12,921  12,901

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

   At December 31, 2001, the Company's unamortized goodwill and intangibles totaled $10.8 million. Amortization expense related to goodwill was $7.6 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. Upon adoption, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. The Company anticipates amortization related to intangibles with definitive lives to be approximately $863,000 during 2002.

   In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements did not have any impact on the Company's results of operations or financial position.

Quarterly Data

   The following represents quarterly data for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                               2001
                              --------------------------------------
                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter
                              --------  --------  --------  --------
          Revenues........... $  4,572  $  5,993  $  3,024  $  3,416
          Operating loss.....  (22,021)  (19,111)  (15,637)  (53,080)
          Net loss...........  (22,761)  (20,787)  (16,897)  (59,408)
          Net loss per share:
           Basic.............    (1.47)    (1.34)    (1.09)    (3.82)
           Diluted...........    (1.47)    (1.34)    (1.09)    (3.82)

                                               2000
                              --------------------------------------
                               First    Second     Third    Fourth
                              Quarter   Quarter   Quarter   Quarter
                              --------  --------  --------  --------
          Revenues........... $  7,006  $ 10,085  $ 13,543  $  3,413
          Operating loss.....  (11,261)  (20,968)  (16,860)  (28,249)
          Net loss...........  (11,431)  (16,903)  (13,616)  (28,697)
          Net loss per share:
           Basic.............    (0.93)    (1.16)    (0.89)    (1.85)
           Diluted...........    (0.93)    (1.16)    (0.89)    (1.85)

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

Interest Rate Risk

   The Company is exposed to market risk from changes in interest rates primarily through its investing activities. The primary objective of the Company's investment activities is to manage interest rate exposure by investing in short-term, highly liquid investments. As a result of this strategy, the Company believes that there is very little exposure. The Company's investments are carried at market value, which approximates cost. An increase or decrease in interest rates of 10% would not have a material effect on the Company's financial position or results of operations.

Investments

   During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During 2001 and 2000 the Company recorded charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions. The Company has not recognized any material revenue from these companies during 2001. During the years ended December 31, 2000 and 1999, the Company recognized $16.0 million and $3.1 million, respectively, in total revenue from these companies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                      CLARUS CORPORATION AND SUBSIDIARIES

                         Index to Financial Statements

                                                                                                 Page
                                                                                                 ----
Independent Auditors' Report of KPMG LLP........................................................  48

Report of Arthur Andersen LLP, Independent Public Accountants...................................  49

Consolidated Balance Sheets--December 31, 2001 and 2000.........................................  50

Consolidated Statements of Operations--Years Ended December 31, 2001, 2000 and 1999.............  51

Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31,
  2001, 2000 and 1999...........................................................................  52

Consolidated Statements of Cash Flows--Years Ended December 31, 2001, 2000 and 1999.............  53

Notes to Consolidated Financial Statements......................................................  55

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Clarus Corporation and
Subsidiaries:

   We have audited the consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP
Atlanta, Georgia
February 8, 2002

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Clarus Corporation:

   We have audited the consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows of Clarus Corporation (a Delaware corporation) and subsidiaries for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Clarus Corporation and subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          /s/ Arthur Andersen LLP
Atlanta, Georgia
January 28, 2000

                      CLARUS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 and 2000
              (In Thousands, Except Share and Per Share Amounts)

                                                                                        2001       2000
                                                                                      ---------  ---------
                                       ASSETS
CURRENT ASSETS:
 Cash and cash equivalents........................................................... $  55,628  $ 118,303
 Marketable securities...............................................................    65,264     50,209
 Accounts receivable, less allowance for doubtful accounts of $675 and $3,917 in
   2001 and 2000, respectively.......................................................     2,566      8,126
 Deferred marketing costs, current...................................................       391      5,321
 Prepaids and other current assets...................................................     2,472      2,731
                                                                                      ---------  ---------
       Total current assets..........................................................   126,321    184,690
                                                                                      ---------  ---------
PROPERTY AND EQUIPMENT, NET..........................................................     7,352      7,619
                                                                                      ---------  ---------
OTHER ASSETS:
 Deferred marketing costs, net of current portion....................................        98      2,508
 Investments.........................................................................       200     13,619
 Intangible assets, net of accumulated amortization of $14,608 and $6,146 in 2001 and
   2000, respectively................................................................    10,815     58,214
 Deposits and other long-term assets.................................................       488        254
                                                                                      ---------  ---------
       Total assets.................................................................. $ 145,274  $ 266,904
                                                                                      =========  =========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable and accrued liabilities............................................ $   6,506  $  11,059
 Deferred revenue....................................................................     5,206      2,295
                                                                                      ---------  ---------
       Total current liabilities.....................................................    11,712     13,354
LONG-TERM LIABILITIES:
 Deferred revenue....................................................................     1,969        881
 Long-term debt......................................................................     5,000      5,000
 Other long-term liabilities.........................................................       265        847
                                                                                      ---------  ---------
       Total liabilities.............................................................    18,946     20,082
                                                                                      ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued.........        --         --
 Common stock, $.0001 par value; 100,000,000 shares authorized; 15,638,712 and
   15,609,029 shares issued and 15,563,712 and 15,534,029 shares outstanding in
   2001 and 2000, respectively.......................................................         2          2
 Additional paid-in capital..........................................................   360,670    362,415
 Accumulated deficit.................................................................  (234,623)  (114,769)
 Less treasury stock, 75,000 shares at cost..........................................        (2)        (2)
 Accumulated other comprehensive income (loss).......................................       281       (572)
 Deferred compensation...............................................................        --       (252)
                                                                                      ---------  ---------
       Total stockholders' equity....................................................   126,328    246,822
                                                                                      ---------  ---------
       Total liabilities and stockholders' equity.................................... $ 145,274    266,904
                                                                                      =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2001, 2000, and 1999
                   (In Thousands, Except Per Share Amounts)

                                                            2001       2000      1999
                                                          ---------  --------  --------
REVENUES:
 License fees............................................ $   7,807  $ 24,686  $ 15,101
 Services fees...........................................     9,198     9,361    23,041
                                                          ---------  --------  --------
       Total revenues....................................    17,005    34,047    38,142
COST OF REVENUES:
 License fees............................................       211       154     1,351
 Services fees...........................................    12,253    11,935    14,517
                                                          ---------  --------  --------
       Total cost of revenues............................    12,464    12,089    15,868
OPERATING EXPENSES:
 Research and development, exclusive of noncash expense..    16,220    22,390     9,003
 Noncash research and development........................        --       424        --
 In-process research and development.....................        --     8,300        --
 Sales and marketing, exclusive of noncash expense.......    27,294    36,230    15,982
 Noncash sales and marketing.............................     6,740     7,001     1,930
 General and administrative, exclusive of noncash expense     9,381     9,897     4,996
 Provision for doubtful accounts.........................     5,537     5,824     1,245
 Noncash general and administrative......................       252     1,098       874
 Loss on impairment of intangible assets.................    36,756        --        --
 Depreciation and amortization...........................    12,212     8,132     3,399
                                                          ---------  --------  --------
       Total operating expenses..........................   114,392    99,296    37,429
                                                          ---------  --------  --------
OPERATING LOSS...........................................  (109,851)  (77,338)  (15,155)
GAIN ON SALE OF ASSETS...................................        20     1,347     9,417
GAIN ON FOREIGN CURRENCY TRANSACTIONS....................       107        --        --
LOSS ON SALE OF MARKETABLE SECURITIES....................       (11)     (100)       --
LOSS ON IMPAIRMENT OF INVESTMENTS........................   (16,461)   (4,128)       --
AMORTIZATION OF DEBT DISCOUNT............................        --      (982)       --
INTEREST INCOME..........................................     6,570    10,902       442
INTEREST EXPENSE.........................................      (228)     (348)     (105)
                                                          ---------  --------  --------
NET LOSS................................................. $(119,854) $(70,647) $ (5,401)
                                                          =========  ========  ========
NET LOSS PER SHARE--BASIC AND DILUTED.................... $   (7.72) $  (4.90) $  (0.49)
                                                          =========  ========  ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC
  AND DILUTED............................................    15,530    14,420    11,097
                                                          =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                 Years Ended December 31, 2001, 2000, and 1999
                                (In Thousands)

                                                                                                       Accumulated
                                                  Common Stock  Additional             Treasury Stock     Other
                                                 --------------  Paid-In   Accumulated -------------  Comprehensive   Deferred
                                                 Shares  Amount  Capital     Deficit   Shares  Amount    Income     Compensation
                                                 ------  ------ ---------- ----------- ------  ------ ------------- ------------
BALANCES, December 31, 1998..................... 11,003   $ 1    $ 61,433   $ (38,721)  (75)    $(2)      $  --       $  (600)
   Exercise of warrants.........................     26    --          --          --    --      --          --            --
   Issuance of warrants.........................     --    --      13,028          --    --      --          --            --
   Accelerated vesting of stock options.........     --    --         687          --    --      --          --            19
   Cancellation of stock options................     --    --        (143)         --    --      --          --           143
   Amortization of deferred compensation........     --    --          --          --    --      --          --           168
   Exercise of stock options....................    572    --       2,003          --    --      --          --            --
   Net loss.....................................     --    --          --      (5,401)   --      --          --            --
                                                 ------   ---    --------   ---------   ---     ---       -----       -------
BALANCES, December 31, 1999..................... 11,601     1      77,008     (44,122)  (75)     (2)         --          (270)
   Exercise of warrants.........................     32    --          --          --    --      --          --            --
   Issuance of warrants in connection with
    marketing and research and development
    agreements..................................     --    --         878          --    --      --          --            --
   Exercise of stock options....................    542     1       3,074          --    --      --          --            --
   Issuance of shares under employee stock
    purchase plan...............................      4    --          34          --    --      --          --            --
   Issuance of stock options at less than fair
    market value................................     --    --       5,696          --    --      --          --        (5,696)
   Amortization of deferred compensation........     --    --          --          --    --      --          --         1,098
   Cancellation of stock options................     --    --      (4,616)         --    --      --          --         4,616
   Issuance of stock and stock options in
    acquisition of SAI..........................  1,148    --      32,153          --    --      --          --            --
   Issuance of stock in secondary offering......  2,243    --     244,427          --    --      --          --            --
   Issuance of stock in connection with
    marketing agreements........................     39    --       3,761          --    --      --          --            --
   Net loss.....................................     --    --          --     (70,647)   --      --          --            --
   Foreign currency translation adjustment......     --    --          --          --    --      --         (19)           --
   Unrealized loss on marketable securities.....     --    --          --          --    --      --        (553)           --

   Total comprehensive loss.....................
                                                 ------   ---    --------   ---------   ---     ---       -----       -------
BALANCES, December 31, 2000..................... 15,609     2     362,415    (114,769)  (75)     (2)       (572)         (252)
   Amortization of deferred compensation........     --    --          --          --    --      --          --           252
   Exercise of stock options....................     63    --         198          --    --      --          --            --
   Issuance of shares under employee stock
    purchase plan...............................     55    --         260          --    --      --          --            --
   Retirement of shares related to the SAI
    acquisition.................................    (88)   --      (2,203)         --    --      --          --            --
   Net loss.....................................     --    --          --    (119,854)   --      --          --            --
   Foreign currency translation adjustment......     --    --          --          --    --      --          87            --
   Unrealized gain on marketable securities.....     --    --          --          --    --      --         766            --
                                                 ------   ---    --------   ---------   ---     ---       -----       -------
   Total comprehensive loss.....................

BALANCES, December 31, 2001..................... 15,639   $ 2    $360,670   $(234,623)  (75)    $(2)      $ 281       $    --
                                                 ======   ===    ========   =========   ===     ===       =====       =======

                                                     Total
                                                 Stockholders' Comprehensive
                                                    Equity         Loss
                                                 ------------- -------------
BALANCES, December 31, 1998.....................   $  22,111
   Exercise of warrants.........................          --
   Issuance of warrants.........................      13,028
   Accelerated vesting of stock options.........         706
   Cancellation of stock options................          --
   Amortization of deferred compensation........         168
   Exercise of stock options....................       2,003
   Net loss.....................................      (5,401)    $  (5,401)
                                                   ---------
BALANCES, December 31, 1999.....................      32,615
   Exercise of warrants.........................          --
   Issuance of warrants in connection with
    marketing and research and development
    agreements..................................         878
   Exercise of stock options....................       3,075
   Issuance of shares under employee stock
    purchase plan...............................          34
   Issuance of stock options at less than fair
    market value................................          --
   Amortization of deferred compensation........       1,098
   Cancellation of stock options................          --
   Issuance of stock and stock options in
    acquisition of SAI..........................      32,153
   Issuance of stock in secondary offering......     244,427
   Issuance of stock in connection with
    marketing agreements........................       3,761
   Net loss.....................................     (70,647)    $ (70,647)
   Foreign currency translation adjustment......         (19)          (19)
   Unrealized loss on marketable securities.....        (553)         (553)
                                                                 ---------
   Total comprehensive loss.....................                 $ (71,219)
                                                   ---------     =========
BALANCES, December 31, 2000.....................     246,822
   Amortization of deferred compensation........         252
   Exercise of stock options....................         198            --
   Issuance of shares under employee stock
    purchase plan...............................         260            --
   Retirement of shares related to the SAI
    acquisition.................................      (2,203)           --
   Net loss.....................................    (119,854)    $(119,854)
   Foreign currency translation adjustment......          87            87
   Unrealized gain on marketable securities.....         766           766
                                                   ---------     ---------
   Total comprehensive loss.....................                 $(119,001)
                                                                 =========
BALANCES, December 31, 2001.....................   $ 126,328
                                                   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2001, 2000, and 1999
                                (In Thousands)

                                                                              2001       2000      1999
                                                                            ---------  --------  --------
OPERATING ACTIVITIES:
Net loss................................................................... $(119,854) $(70,647) $ (5,401)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization of property and equipment...................     3,750     2,770     2,000
 Amortization of intangible assets.........................................     8,462     5,362     1,399
 Loss on impairment of investments.........................................    15,419     4,128        --
 Loss on impairment of intangible assets...................................    36,756        --        --
 Loss on impairment of marketable securities...............................     1,042        --        --
 Loss on sale of investments and other.....................................       (11)      100        --
 Noncash interest expense associated with original issue discount on debt..        --       982        --
 In-process research and development.......................................        --     8,300        --
 Provision for doubtful accounts...........................................     5,537     5,824     1,245
 Noncash research and development expense..................................        --       424        --
 Noncash sales and marketing expense.......................................     6,740     7,001     1,930
 Noncash general and administrative expense................................       252     1,098       874
 Exchange of software for cost-method investments..........................        --   (12,868)   (1,168)
 Gain on sale of assets....................................................       (20)   (1,347)   (9,419)
 Loss on sale of property and equipment....................................        --        --       138
 Changes in operating assets and liabilities:
   Accounts receivable.....................................................        23    (4,567)   (8,185)
   Prepaids and other current assets.......................................       259      (855)   (2,396)
   Deposits and other long-term assets.....................................      (234)     (127)      248
   Accounts payable and accrued liabilities................................    (4,553)    4,934       203
   Deferred revenue........................................................     3,999    (1,407)    1,121
   Other long-term liabilities.............................................        18        46       127
                                                                            ---------  --------  --------
     Net cash used in operating activities.................................   (42,415)  (50,849)  (17,284)
                                                                            ---------  --------  --------
INVESTING ACTIVITIES:
Purchase of marketable securities..........................................   (95,527)  (55,648)       --
Proceeds from the sale and maturity of marketable securities...............    80,185     6,000        --
Purchase of SAI/Redeo companies, net of cash acquired......................        --   (30,645)       --
Purchase of iSold..........................................................        --    (2,453)       --
Purchase of property and equipment.........................................    (3,463)   (5,871)   (3,213)
Purchase of investments....................................................    (2,000)   (3,711)       --
Proceeds from sale of assets...............................................        --     1,864    12,006
Proceeds from sale of property and equipment...............................        --        --        48
Purchase of intangible software rights.....................................        --        --      (489)
                                                                            ---------  --------  --------
   Net cash (used in) provided by investing activities.....................   (20,805)  (90,464)    8,352
                                                                            ---------  --------  --------

                      CLARUS CORPORATION AND SUBSIDIARIES

                 Years Ended December 31, 2001, 2000, and 1999
                  (In Thousands, except shares and warrants)

                                                                                2001      2000     1999
                                                                              --------  --------  -------
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to secondary offering.........       --   244,427       --
Proceeds from the exercise of stock options..................................      198     3,075    2,003
Proceeds from issuance of common stock related to employee stock purchase
  plan.......................................................................      260        34       --
Proceeds from long-term debt.................................................       --     5,000    7,000
Repayments of long term debt and capital lease obligations...................       --    (7,028)    (743)
                                                                              --------  --------  -------
Net cash provided by financing activities....................................      458   245,508    8,260
                                                                              --------  --------  -------
Effect of exchange rate change on cash.......................................       87       (19)      --
CHANGE IN CASH AND CASH EQUIVALENTS..........................................  (62,675)  104,176     (672)
CASH AND CASH EQUIVALENTS, beginning of year.................................  118,303    14,127   14,799
                                                                              --------  --------  -------
CASH AND CASH EQUIVALENTS, end of year....................................... $ 55,628  $118,303  $14,127
                                                                              ========  ========  =======
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest....................................................... $    228  $    348  $   103
                                                                              ========  ========  =======
NONCASH TRANSACTIONS:
Issuance of warrants to purchase 25,000 and 230,000 shares, respectively, of
  common stock in connection with marketing agreements....................... $     --  $    454  $12,046
Issuance of warrants to purchase 33,334 shares of common stock in connection
  with research & development arrangement.................................... $     --  $    424  $    --
Issuance of 39,118 shares of common stock in connection with marketing
  agreements................................................................. $     --  $  3,761  $    --
Issuance of 1,148,000 shares of common stock and 163,200 common stock
  options in connection with SAI acquisition................................. $     --  $ 32,153  $    --
Retirement of 82,500 shares related to SAI acquisition....................... $ (2,181) $     --  $    --
Receipt of marketable securities in satisfaction of trade accounts receivable $     --  $  1,214  $ 1,168
Issuance of warrants to purchase 29,999 shares of common stock in connection
  with short-term borrowing.................................................. $     --  $     --  $   982


  The accompanying notes are an integral part of these consolidated financial statements.

                      CLARUS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 2001, 2000 and 1999

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization

   Clarus Corporation, a Delaware corporation, and its subsidiaries, (the "Company") develop, market, and support Internet-based business-to-business electronic commerce solutions that automate the procurement and management of operating resources. The Company also provides implementation and ongoing customer support services as part of its complete procurement solutions. The Company's subsidiaries include Clarus International, Inc., Clarus eMEA Ltd., Clarus CSA, Inc., SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited.

  Sale of Financial and Human Resources Software Business

   On October 18, 1999, the Company sold its financial and human resources software business (the "Assets") to Geac Computer Systems, Inc. and Geac Canada Limited for a total of approximately $13.9 million. Approximately $2.9 million of the purchase price was placed in escrow and subsequently settled during 2000. The Company recorded a gain in 1999 on the sale of the business of approximately $9.4 million and an additional gain of $1.3 million in 2000 upon settlement of the escrow and release of indemnifications. In connection with the sale of the Assets, the Company accelerated the vesting on certain options. The company recorded a non-cash compensation charge of approximately $706,000 during 1999 related to these options. License revenue from the financial and human resources software business for the year ended December 31, 1999 was approximately $5.1 million. Services revenue from the financial and human resources software business for the year ended December 31, 1999 was approximately $21.5 million.

  Completion of Secondary Offering

   On March 10, 2000, the Company sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to the Company of approximately $244.4 million. The proceeds, net of expenses, from this public offering were placed in investment grade cash equivalents and marketable securities.

  Basis of Consolidated Financial Statement Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

  Critical Accounting Policies and Use of Estimates

   If demand for business-to-business software and related services remain soft our business, operating results, liquidity and financial condition will be adversely affected. Our success depends on market acceptance of e-commerce as a viable method for corporate procurement and other commercial transactions and market adoption of our current products and future products. We continue to reposition our products and our company in the markets we serve. This strategy may not be successful. The competitive landscape we face is continuously changing. It is difficult to estimate how competition will affect our revenues.

   It is also very difficult to predict our quarterly results. We have incurred significant net losses in each year since our inception. We believe that we will continue to incur losses in 2002. We may not increase our customer base sufficient to generate the substantial additional revenues necessary to become profitable. We have

                      CLARUS CORPORATION AND SUBSIDIARIES
established strategic selling relationships with a number of outside companies. There is no guarantee that these relationships will generate the level of revenues currently anticipated.

   As we expand our international sales and marketing activities and international operations our business is more susceptible to the numerous risks associated with international sales and operations. We may not be successful in addressing these and other risks and difficulties that we may encounter. Please refer to the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" section for additional information regarding the risks associated with our operations and financial condition.

   The Company's discussion of financial condition and results of operations are based on the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

   The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements.

  . The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when:
      (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

  . The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. As a result, the Company has recorded a provision for doubtful accounts of $5.5 million, $5.8 million and $1.2 million, respectively, in the years ended December 31, 2001, 2000 and 1999. If the financial condition of these customers were to deteriorate additional allowances may be required.

  . The Company has significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. The Company has periodically evaluated the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge of the intangible assets based on the amount by which the carrying amount of these assets exceeded fair value. Subsequent changes in projections may require additional impairment charges.

  . The Company has made equity investments in several privately held companies. The Company records an investment impairment charge when it believes an investment has experienced a decline in value that

                      CLARUS CORPORATION AND SUBSIDIARIES
      is other than temporary. During the years ended December 31, 2001 and 2000, the Company recorded impairment charges on investments of $15.4 million and $4.1 million, respectively.

  . The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

  Cash and Cash Equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $40.6 million and $101.6 million in cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2001 and 2000, respectively.

  Marketable Securities

   Marketable securities at December 31, 2001 and 2000 consist of government notes and bonds, commercial paper, corporate debt and equity securities. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has

                      CLARUS CORPORATION AND SUBSIDIARIES
classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and will be reported as a separate component of accumulated other comprehensive income (loss) until realized.

  Credit and Customer Concentrations

   The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001. As of December 31, 2000, four customers accounted for more than 10% each, totaling $6.7 million or 56.0% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 19.9%, 14.5%, 11.2% and 10.4%, respectively, at December 31, 2000.

   During the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.1 million, or 35.7% of total revenue. The percentage of total revenue recognized from these three customers was 12.6%, 11.6% and 11.5%, respectively. During the year ended December 31, 2000, one customer accounted for more than 10%, totaling $3.8 million, or 11.3% of total revenue. During 1999 no customer accounted for more than 10% of total revenue.

   During 2000 and 1999, the Company recognized revenue of $16.0 million, representing ten customers, and $3.1 million, from one customer, respectively, relating to early-stage technology companies in which the Company has also made investments. These companies are subject to significant risk due to their limited operating histories and volatile industry-based economic conditions.

   During 2001, 26.9% of the Company's revenue was derived from international markets, and 12.6% was derived from one customer in Italy. During 2000, 20.6% of the Company's revenue was derived from international markets, none of which exceeded 10% in any one country. In 1999 substantially all of our revenue was from U.S.-based companies.

  Property and Equipment

   Property and equipment consists of furniture and fixtures, computers and other equipment, purchased software and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from two to seven years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

   Property and equipment are summarized as follows (in thousands):

                                                   December 31,
                                                 ----------------  Useful Life
                                                  2001     2000    (in years)
                                                 -------  -------  -----------
  Computers and equipment....................... $ 6,936  $ 8,190      2-5
  Purchased software............................   4,730    4,212      2-5
  Furniture and fixtures........................   1,297    1,241      5-7
  Leasehold improvements........................   1,330    1,024      2-7
                                                 -------  -------
                                                  14,293   14,667
  Less accumulated depreciation and amortization  (6,941)  (7,048)
                                                 -------  -------
   Property and equipment, net.................. $ 7,352  $ 7,619
                                                 =======  =======

   Depreciation and amortization expense related to property and equipment totaled $3.8 million, $2.8 million and $2.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

                      CLARUS CORPORATION AND SUBSIDIARIES

   The Company has included purchased software in property and equipment which represents the cost of purchased integration software tools. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over two years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $1.3 million, $766,000 and $614,000 and in 2001, 2000, and 1999, respectively. Accumulated amortization related to purchased software totaled approximately $2.1 million and $1.6 million at December 31, 2001 and 2000, respectively.

  Investments

   During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. The Company did not recognize any revenue related to this investment. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. The Company did not recognize any material revenue from these companies during 2001. During the years ended December 31, 2000 and 1999, the Company recognized $16.0 million and $3.1 million, respectively, in total revenue from these companies. During 2001 and 2000 the Company recorded impairment charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions. The remaining investment, valued at $200,000 in the accompanying December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002.

  Intangible Assets

   At December 31, 2001 and 2000, intangible assets were $10.8 million and $58.2 million, respectively, and include goodwill, developed technologies, and other intangibles. These intangible assets are being amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense related to these intangibles amounted to $8.5 million, $5.4 million and $1.4 million in 2001, 2000 and 1999, respectively.

   At each balance sheet date, the Company assesses the recoverability of the intangible assets by determining whether the carrying value can be recovered through expected undiscounted future operating cash flows of the acquired asset. The amount of impairment, if any, is measured based on discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. Based on this assessment and a revision to the Company's future cash flow estimate made during the fourth quarter of 2001, the Company recognized an impairment charge on intangible assets of $36.8 million related to the write-down of certain intangible assets associated with the acquisition of the SAI/Redeo companies on May 31, 2000.

   As part of the acquisition of the SAI/Redeo companies, two former executives of the SAI/Redeo companies signed employment agreements. As a result of the voluntary termination of one agreement prior to the first anniversary of the acquisition date, the executive was required to return to the Company for cancellation 55,000 shares of common stock issued in connection with the agreement. During the first quarter of 2001, the Company recorded the fair value of these shares as of the acquisition date, approximately $1.5 million, as a reduction to the intangible balance associated with the SAI/Redeo acquisition. As a result of the voluntary termination of the second agreement prior to the second anniversary of the acquisition date, the executive was required to return to the Company for cancellation 27,500 shares of common stock issued in connection with the agreement. During the second quarter of 2001, the Company recorded the fair value of these shares as of the acquisition date, approximately $727,000, as a reduction to the intangible balance associated with the SAI/Redeo acquisition.

                      CLARUS CORPORATION AND SUBSIDIARIES

   Accumulated amortization related to intangibles totaled $14.6 million and $6.1 million at December 31, 2001 and 2000, respectively.

   Intangible assets are summarized as follows (in thousands):

                                                             Useful Life
                                            2001     2000    (in years)
                                          --------  -------  -----------
        Goodwill-ELEKOM.................. $  6,987  $ 6,987      10
        Goodwill-SAI/Rodeo...............   10,798   49,735       8
        Goodwill-iSold.com...............    1,948    1,948       4
        Developed technologies--SAI/Rodeo    4,100    4,100       8
        Developed technologies--iSold.com      506      506       3
        Assembled workforce..............      450      450       7
        Customer base....................      100      100       4
        Other............................      534      534       3
                                          --------  -------
                                            25,423   64,360
        Less accumulated amortization....  (14,608)  (6,146)
                                          --------  -------
         Intangible assets, net.......... $ 10,815  $58,214
                                          ========  =======

  Long-Lived Assets and Long-Lived Assets to be Disposed Of

   Through December 31, 2001, the Company accounted for long-lived assets in accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  Accounts Payable and Accrued Liabilities

   Accounts payable and accrued liabilities include the following as of December 31, 2001 and 2000 (in thousands):

                                                          2001   2000
                                                         ------ -------
         Accounts payable............................... $  588 $ 2,429
         Accrued compensation, benefits, and commissions  1,386   3,497
         Restructuring reserves.........................  1,889      --
         Payable associated with iSold acquisition......     --     900
         Other..........................................  2,643   4,233
                                                         ------ -------
                                                         $6,506 $11,059
                                                         ====== =======

  Product Returns and Warranties

   The Company provides warranties for its products after the software is purchased for an agreed upon period. The Company generally supports only current releases and the immediately prior releases of its products. The Company's license agreements do not permit product returns by its customers. The Company has not

                      CLARUS CORPORATION AND SUBSIDIARIES
experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2001, 2000, and 1999.

  Fair Value of Financial Instruments

   The Company uses financial instruments in the normal course of its business. The carrying values of cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt approximate fair value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments exceed their respective carrying values at December 31, 2001 and 2000.

  Revenue

   The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and
(4) collectibility is probable.

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

   Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues. Deferred revenues at December 31, 2001 and 2000, were as follows (in thousands):

                                                     2001   2000
                                                    ------ ------
               Deferred revenues:
                Deferred license fees.............. $4,903 $  328
                Deferred services and training fees    281    111
                Deferred maintenance fees..........  1,991  2,737
                                                    ------ ------
                Total deferred revenues............  7,175  3,176
                Less current portion...............  5,206  2,295
                                                    ------ ------
                Noncurrent deferred revenues....... $1,969 $  881
                                                    ====== ======

                      CLARUS CORPORATION AND SUBSIDIARIES

Deferred license fees include amounts collected under subscription, milestone based and other ratable contracts for which revenue has not been recognized. Deferred services, training fees and maintenance fees consist of prepaid fees for the performance of these services in the future.

  Nonmonetary Transactions

   The Company accounts for nonmonetary transactions based on the fair value of the elements to the arrangement. During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. The Company did not recognize any revenue related to this investment. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During 2000 and 1999, the Company recognized $16.0 million and $3.1 million, respectively, in total revenue from software sales to these privately held companies.

   Accordingly, the Company recorded the fair value of the license revenue based on evidence of past sales that are specific to the Company and recorded the fair value of the investment in customers based on similar prices paid in cash by outside financial investors or valuations performed by third parties.

   As discussed in note 11, during 2000 and 1999, the Company issued shares of common stock and warrants to purchase the Company's common stock in exchange for sales and marketing and software development services. The Company recorded the noncash sales and marketing and research and development costs based upon the terms of the agreements using the fair value of the common stock or warrants issued.

  Research and Development

   Research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company has defined technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the development costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Therefore, the Company has charged all software development costs to research and development expense for the three years ended December 31, 2001.

  Advertising Expense

   Advertising costs are expensed as incurred and totaled $319,000, $4.4 million and $27,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

  Stock-Based Compensation Plan

   The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense to be recognized over the related vesting period is generally determined on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma net

                      CLARUS CORPORATION AND SUBSIDIARIES
income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS 123.

  Income Taxes

   Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Loss Per Share

   Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2001, 2000 and 1999 does not include the effect of common stock equivalents, calculated by the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                                        2001 2000  1999
                                                                        ---- ----- ----
Effect of shares issuable under stock options.......................... 194  1,116 857
Effect of shares issuable pursuant to warrants to purchase common stock  --    167  25
                                                                        ---  ----- ---
Total effect of dilutive common stock equivalents...................... 194  1,283 882
                                                                        ===  ===== ===

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

  Segment and Geographic Information

   In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for the way companies report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

   In accordance with the provisions of SFAS No. 131, the Company has determined that during 2001 and 2000 the Company operated in one principal business segment, e-commerce software solutions, across domestic and international markets. During 1999 the Company operated in two business segments, e-commerce software solutions and ERP software solutions. The Company evaluated the performance of the segments based on revenues and gross margin of the segments. The Company did not allocate assets to reportable segments. The

                      CLARUS CORPORATION AND SUBSIDIARIES
accounting policies of the segments are the same as those described above. Segment information for the year ended December 31, 1999 is as follows (in thousands):

                                                                 1999
                                                                -------
         Revenues:
         E-commerce revenue.................................... $11,484
         ERP revenue...........................................  26,658
                                                                -------
         Total revenues........................................ $38,142
         Cost of revenues:
         E-commerce cost of revenues........................... $ 3,530
         ERP cost of revenues..................................  12,338
                                                                -------
         Total cost of revenues................................ $15,868
         Gross margins:
         E-commerce gross margin............................... $ 7,954
         ERP gross margin......................................  14,320
                                                                -------
         Total gross margins................................... $22,274
                                                                =======

   Geographic revenue and property and equipment as of and for the years ended December 31, 2001 and 2000 were as follows:

                                                             2001    2000
                                                            ------- -------
                                                            (in thousands)
     Revenue:
       United States....................................... $12,431 $27,033
       Italy...............................................   2,149      --
       Other international.................................   2,425   7,014
                                                            ------- -------
     Total................................................. $17,005 $34,047
                                                            ======= =======
     Property and equipment:
       United States....................................... $ 6,661 $ 7,098
       International.......................................     691     521
                                                            ------- -------
     Total................................................. $ 7,352 $ 7,619
                                                            ======= =======

   Prior to 2000, substantially all of the Company's revenue and property and equipment were in the United States.

  New Accounting Pronouncements

   At the November 2001 Emerging Issues Task Force ("EITF") meeting, the FASB released Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred". The FASB Staff Announcement clarified interpretations of EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent", stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. The largest expenses, for which the Company is reimbursed by clients, are travel related charges. The FASB Staff Announcement requires adoption in financial reporting periods beginning after December 15, 2001. Upon application of this FASB Staff Announcement, comparative financial statements for prior periods will be reclassified to provide consistent presentation. The Company does not expect the new FASB Staff Announcement to have any impact on its

                      CLARUS CORPORATION AND SUBSIDIARIES
financial position or results of operations. However, the Company's services fees revenue and cost of services fees revenue will increase by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. The following table shows the expected impact of adopting the Staff Announcement on services fees revenue and cost of services fees revenue for the years ended 2001 and 2000:

                                                             2001    2000
                                                            ------- -------
                                                            (in thousands)
     As reported
       Services fees revenue............................... $ 9,198 $ 9,361
       Cost of services fees revenue.......................  12,253  11,935
     After reclassification
       Services fees revenue...............................   9,866  10,327
       Cost of services fees revenue.......................  12,921  12,901

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

   In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values.

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

   At December 31, 2001, the Company's unamortized goodwill and intangibles totaled $10.8 million. Amortization expense related to goodwill was $7.6 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. Upon adoption, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. The Company anticipates amortization related to intangibles with definitive lives to be approximately $863,000 during 2002.

   In September 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement was amended in June 2000 by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements did not have any impact on the Company's results of operations or financial position.

Reclassifications

   Certain prior year amounts have been reclassified to conform with the current year presentation.

                      CLARUS CORPORATION AND SUBSIDIARIES

2.  MARKETABLE SECURITIES

   Prior to 2000, the Company did not own any marketable securities. After the completion of the Company's secondary offering, the proceeds were placed in investment grade cash equivalents and marketable securities. As of December 31, 2001 and 2000, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale. The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale marketable securities by major security type and class of security at December 31, 2001 were as follows (in thousands):

                                                                     Gross         Gross
                                                       Amortized  Unrealized     Unrealized    Fair
                                                         Cost    Holding Gains Holding Losses  Value
                                                       --------- ------------- -------------- -------
Commercial paper......................................  $ 9,915      $ 21           $ --        9,936
Corporate notes and bonds.............................   26,401       105            (13)      26,493
Government notes and bonds............................   24,758        72             (6)      24,824
Certificates of deposit...............................    3,999        12             --        4,011
                                                        -------      ----           ----      -------
   Total..............................................  $65,073      $210           $(19)     $65,264
                                                        =======      ====           ====      =======

   The maturities of all securities are less than one year from December 31, 2001.

   The Company had no realized gains and had approximately $11,000 in realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2001. The Company received approximately $15.0 million in proceeds from these sales.

   The gross unrealized holding gains for the cash equivalents at December 31, 2001 were approximately $22,000. There were no gross unrealized holding losses for the cash equivalents at December 31, 2001.

   The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale marketable securities by major security type and class of security at December 31, 2000 were as follows (in thousands):

                                                                     Gross         Gross
                                                       Amortized  Unrealized     Unrealized    Fair
                                                         Cost    Holding Gains Holding Losses  Value
                                                       --------- ------------- -------------- -------
Commercial paper......................................  $20,897      $ 46          $ (29)     $20,914
Corporate notes and bonds.............................   19,594        47             --       19,641
Government notes and bonds............................    4,709        13             --        4,722
Certificates of deposit...............................    4,501        17             --        4,518
Equity securities.....................................    1,213        --           (799)         414
                                                        -------      ----          -----      -------
   Total..............................................  $50,914      $123          $(828)     $50,209
                                                        =======      ====          =====      =======

   The maturities of all securities except for equity securities are less than one year from December 31, 2000.

   The Company had no realized gains and had approximately $100,000 in realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2000. The Company received approximately $2.9 million in proceeds from these sales.

   The gross unrealized holding gains and the gross unrealized holding losses for the cash equivalents at December 31, 2000 were approximately $159,000 and $7,000, respectively.

                      CLARUS CORPORATION AND SUBSIDIARIES

3.  ACQUISITIONS

  Acquisition of iSold.com

   On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The purchase consideration was approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 was accrued at the date of acquisition and paid in April 2001. The acquisition was treated as a purchase for accounting purposes with approximately $500,000 of the purchase consideration allocated to developed technologies and approximately $2.0 million to goodwill. The developed technologies are being amortized over 3 years and the goodwill is being amortized over 4 years.

  Acquisition of the SAI/Redeo Companies

   On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 2 years) and acquisition costs of approximately $995,000. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their preliminary fair value at the date of acquisition. The Company evaluated the developed technologies and in-process research and development to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million as in-process research and development in the second quarter of 2000.

  Pro forma information

   The following unaudited pro forma information presents the results of operations of the Company as if the SAI/Redeo acquisition had taken place on January 1, 1999, and excludes the write-off of in-process research and development of $8.3 million and the results of operations of iSold.com due to the related amounts being immaterial (in thousands, except per share amounts):

                                                     Years ended
                                                    December 31,
                                                 ------------------
                                                   2000      1999
                                                 --------  --------
            Revenues............................ $ 34,929  $ 41,775
            Net loss............................  (66,521)  (14,856)
           Basic and diluted earnings per share:
            Net loss per common share........... $  (4.47) $  (1.21)
            Equivalent number of shares.........   14,894    12,245

4.  RELATED-PARTY TRANSACTIONS

   On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project.

                      CLARUS CORPORATION AND SUBSIDIARIES
e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a director of the Company, and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with this engagement during 2001 that is included in general and administrative expense in the accompanying consolidated statement of operations and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The remaining amounts due under the agreement will be expensed and paid in 2002.

   On February 7, 2002 Todd Hewlin joined the Company's board of directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the Company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $131,000 during 2001 that is included in general and administrative in the accompanying consolidated statement of operations and had a balance due The Chasm Group of $94,000 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The remaining amounts due under the agreement will be expensed and paid in 2002.

   During 1998, the Company engaged in a number of transactions with McCall Consulting Group, Inc. ("McCall Consulting Group") and Technology Ventures, L.L.C. ("Technology Ventures"), entities controlled by Joseph S. McCall, a former shareholder and director of the Company. In February 1998, the Company entered into an agreement with Mr. McCall whereby he resigned as the Company's chief executive officer and as chairman, chief executive officer, and manager of a services subsidiary of the Company. Mr. McCall remained an employee of the Company until the completion of the Company's initial public offering in May 1998, at which time he became a consultant to the Company for a period of one year pursuant to the terms of an independent contractor agreement. In recognition of past services to the Company, and resignations of certain positions noted above, the Company paid to Mr. McCall a lump sum of $225,000 on June 30, 1998, and also agreed to pay Mr. McCall severance of $75,000 payable over a one-year period. For his consulting services, the Company paid Mr. McCall the sum of $125,000 over the one-year period from the date of the initial public offering, with the ability to earn an additional $100,000 in incentive compensation if certain revenue targets were met by the Company. The Company paid $124,000 to Mr. McCall under this consulting agreement during the year ended December 31, 1999. No payments were made to Mr. McCall in 2000 or 2001.

   In the opinion of management, the rates, terms, and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

5.  RESTRUCTURING AND RELATED COSTS

   During 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $498,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company's cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closure and consolidation costs. For the year

                      CLARUS CORPORATION AND SUBSIDIARIES
ended December 31, 2001, the restructuring and related costs were classified in the Company's consolidated statement of operations as follows:

                                                              Year Ended
                                                           December 31, 2001
                                                           -----------------
                                                            (in thousands)
    Cost of revenues--services fees.......................      $1,177
    Research and development..............................         217
    Sales and marketing...................................       1,218
    General and administrative............................       1,545
                                                                ------
    Total.................................................      $4,157
                                                                ======

   The Company completed all employee separation initiatives by December 31, 2001 and expects to complete the facility closure and consolidation during the first half of 2002. The facility closure and consolidation costs relate to the abandonment of the Company's leased facility near Toronto, Canada and the restructuring of the Company's leased facility in Suwanee, Georgia. Total facility closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

   The following is a reconciliation of the components of the restructuring and related accrual, the amounts charged against the accrual during 2001 and the balance of the accrual as of December 31, 2001:

                                                                                   Remaining
                                                       Restructuring               accrual at
                                                        and Related  Expenditures December 31,
                                                          charges    During 2001      2001
                                                       ------------- ------------ ------------
                                                                   (in thousands)
Employee separation costs.............................    $2,939        $2,259       $  680
Facility closure costs................................     1,218             9        1,209
                                                          ------        ------       ------
Total.................................................    $4,157        $2,268       $1,889
                                                          ======        ======       ======

   The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at December 31, 2001.

6.  INCOME TAXES

      For financial reporting purposes, losses from continuing operations before income taxes includes the following components (in thousands):

                                                          Year ended December 31,
                                                       ----------------------------
                                                         2001       2000     1999
                                                       ---------  --------  -------
Pre-tax loss:
  United States....................................... $ (66,995) $(51,805) $(5,401)
  Foreign.............................................   (52,859)  (18,842)      --
                                                       ---------  --------  -------
                                                       $(119,854) $(70,647) $(5,401)
                                                       =========  ========  =======

                      CLARUS CORPORATION AND SUBSIDIARIES

      The Company files a consolidated income tax return with its wholly-owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2001 are as follows (in thousands):

                                                            Year ended December 31,
                                                          ---------------------------
                                                            2001      2000     1999
                                                          --------  --------  -------
Current:
 Federal................................................. $     --  $     --  $    --
 State...................................................       --
 Foreign.................................................       --        --       --
                                                          --------  --------  -------
                                                                --        --       --
                                                          --------  --------  -------
Deferred:
 Federal.................................................  (19,950)  (16,216)  (1,473)
 State...................................................   (4,809)   (2,700)    (173)
 Foreign.................................................   (2,513)   (1,863)      --
                                                          --------  --------  -------
                                                           (27,272)  (20,779)  (1,646)
Increase in valuation allowance for deferred income taxes   27,272    20,779    1,646
                                                          --------  --------  -------
                                                          $     --  $     --  $    --
                                                          ========  ========  =======

      The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for each of the years in the three-year period ended December 31, 2001:

                                                        Year ended December 31,
                                                      -------------------------
                                                       2001     2000      1999
                                                      ------   -------   ------
Computed "expected" income tax expense (benefit).....  (34.0)%   (34.0)%  (34.0)%
Increase (decrease) in income taxes resulting from:
 State income taxes, net of federal income taxes.....   (2.6)     (3.7)    (4.0)
 Other, net..........................................    0.1       0.7      0.8
 Nondeductible goodwill..............................   12.8       2.5      6.7
 Nondeductible acquired research & development.......    0.0       4.0      0.0
 Income tax effect attributable to foreign operations    0.9       1.1      0.0
 Increase in valuation allowance.....................   22.8      29.4     30.5
                                                      ------   -------   ------
Income tax expense (benefit)......................... $   --    $   --   $   --
                                                      ======   =======   ======

                      CLARUS CORPORATION AND SUBSIDIARIES

      Deferred income tax assets and liabilities are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Significant components of the Company's deferred income tax assets and liabilities as of December 31, 2001 and 2000 are as follows:

                                                                            Year ended
                                                                           December 31,
                                                                        ------------------
                                                                          2001      2000
                                                                        --------  --------
Deferred income tax assets:
 Net operating loss and research & experimentation credit carryforwards $ 43,985    23,980
 Allowance for doubtful accounts.......................................      131     1,509
 Depreciation and amortization.........................................      856       540
 Noncash compensation..................................................    7,444     4,719
 Accrued liabilities...................................................      392       385
 Impairment charges on investments.....................................    7,207     1,610
                                                                        --------  --------
Net deferred income tax assets before valuation allowance..............   60,015    32,743
Valuation allowance for deferred income tax assets.....................  (60,015)  (32,743)
                                                                        --------  --------
Net deferred income tax assets......................................... $     --  $     --
                                                                        ========  ========

   The net increase in the valuation allowance for deferred income tax assets for 2001, 2000 and 1999 was $27.3 million, $20.8 million, and $1.6 million, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against deferred income tax assets at December 31, 2001 because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

   At December 31, 2001, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $98.7 million, $1.1 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately U.S.$16.0 million that are available to offset future taxable income in foreign jurisdictions.

   The Company's ability to benefit from certain net operating loss and other carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain U.S. net operating losses may not be realizable in future years due to this limitation.

7.  DEBT

   The Company's short- and long-term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

                                                                                  2001   2000
                                                                                 ------ ------
Convertible subordinated promissory note with a commercial bank, which is also a customer, due March 15, 2005, interest payable quarterly at 4.5%.............. $5,000 $5,000
                                                                                 ------ ------
                                                                                  5,000  5,000
Less current portion of long-term debt..........................................     --     --
                                                                                 ------ ------
                                                                                 $5,000 $5,000
                                                                                 ====== ======

                      CLARUS CORPORATION AND SUBSIDIARIES

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

8.  ROYALTY AGREEMENTS

   The Company is a party to royalty and other equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $169,000, $139,000 and $1.3 million in royalty expense for the years ended December 31, 2001, 2000, and 1999, respectively, pursuant to these agreements. The royalty fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations.

9.  EMPLOYEE BENEFIT PLANS

   The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $147,000 and $93,000 in 2001 and 2000, respectively. The Company did not make matching or discretionary profit-sharing contributions in 1999.

   On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans") which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plans. Common stock is purchased directly from the Company on behalf of the participants. During the years ended December 31, 2001 and 2000, 55,420 and 3,883 shares were purchased for the benefit of the participants under the Plans, respectively. As of December 31, 2001, there were 17 and 7 participants in the U.S. Plan and the Global Plan, respectively. As of December 31, 2000, there were 69 and 20 participants in the U.S. Plan and the Global Plan, respectively.

                      CLARUS CORPORATION AND SUBSIDIARIES

10.  STOCK OPTION PLANS

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

   The 1992 Plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 2001, no such awards have been granted under the 1992 Plan.

   The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in the first quarter of 1998. Under the 1998 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants. The 1998 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and shareholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that may be granted through awards under the 1998 Plan to any employee in any calendar year may not exceed 200,000 shares. The 1998 Plan will continue in effect until February 2008 unless terminated sooner.

   In the third quarter of 2000, the Company granted 18,750 options from the 1998 Plan to a new board member at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant and compensation expense of approximately $150,000 and $116,000 was recognized during 2001 and 2000, respectively.

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

   On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of the new options was equal to the fair market value of the Company's common stock on the date of grant. During the first phase of the program 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were issued on November 9, 2001. During the second phase of the program 273,188 options with a weighted average exercise price of $43.87 per share were canceled and new options to purchase 198,052 shares with an exercise price of $4.10 per share were issued on February 11, 2002. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program was designed to comply with Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and did not result in any additional compensation charges or variable accounting. Members of the Company's Board of Directors and its executive officers were not eligible to participate in the exchange program.

                      CLARUS CORPORATION AND SUBSIDIARIES

   On August 15, 2001, the Company granted options to purchase 150,000 shares of common stock to a senior executive with an exercise price equal to the fair market value at the date of grant. These options are designated as nonqualified options and will expire if not exercised in full before August 14, 2011. Twenty-five percent of the shares subject to the option shall vest on the first anniversary of the date of grant and the remaining portion of the option shall vest in equal monthly installments for 36 months beginning on August 15, 2002.

   During 2000, the Board of Directors approved and the Company issued 176,687 nonqualified stock options that were independent of the 1992 Plan and the 1998 Plan to certain employees of the Company. These options were issued at fair market value and vest over a four-year period in accordance with the Company's standard vesting schedule. During 2001, 160,020 of these options were canceled. The remaining 16,667 options were canceled during the first quarter of 2002. Additionally, the Board of Directors approved and the Company issued 160,000 nonqualified stock options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. These options were independent of the 1992 Plan and the 1998 Plan. Fifteen percent of these options vested immediately and the remainder vested over a four-year period in accordance with the Company's standard vesting schedule. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those already vested were forfeited. As a result of the options forfeited, the Company reversed approximately $1.1 million of compensation expense in the fourth quarter of 2000 that had previously been recognized during 2000. The vested options were canceled during the first quarter of 2002.

   Total options available for grant under all plans as of December 31, 2001 were 930,015.

   The Company applies the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its plans. Accordingly, the Company recognizes deferred compensation when the exercise price of the options granted is less than the fair market value of the stock at the date of grant, as determined by the Board of Directors. The deferred compensation is presented as a component of shareholders' equity in the accompanying consolidated balance sheets and is amortized over the periods expected to be benefited, generally the vesting period of the options.

   During 2000 and 1998, the Company granted options with exercise prices below the fair market value at the date of grant. Accordingly, the Company recorded deferred compensation of approximately $5.7 million and $1.1 million for options granted during the years ended December 31, 2000 and 1998, respectively. The Company amortizes deferred compensation over the vesting period of the options. The Company amortized to noncash compensation expense approximately $252,000, $1,098,000 and $874,000 of the deferred compensation related to these option grants for the years ended December 31, 2001, 2000, and 1999, respectively. The 2000 expense includes $814,500 of expense related to options issued below market value that vested immediately, discussed above, and approximately $116,000 of expense related to options issued below fair market value granted to a board member, discussed above. The noncash compensation expense for 1999 includes the effect of the Company's acceleration of vesting on certain options that were granted in the first quarter of 1998 and third quarter of 1999. Additionally, in 1999, upon the sale of its financial and human resources software business, the Company accelerated the vesting on options to certain employees. As a result of the acceleration of vesting, the Company recorded a noncash charge of approximately $706,000 for the year ended December 31, 1999, representing the value of the options on the date of the acceleration and the removal of the remaining unamortized deferred compensation of approximately $19,000.

                      CLARUS CORPORATION AND SUBSIDIARIES

   A summary of changes in outstanding options during the three years ended December 31, 2001 is as follows:

                                                                        Weighted
                                                                        Average
                                                           Range of     Exercise
                                              Shares    Exercise Prices  Price
                                            ----------  --------------- --------
December 31, 1998..........................  2,084,003   $0.67-$ 10.00   $ 4.79
   Granted.................................  1,436,320   $3.50-$ 62.00   $15.50
   Canceled................................   (802,991)  $0.67-$ 18.88   $ 5.48
   Exercised...............................   (572,318)  $0.67-$ 12.06   $ 3.50
                                            ----------
December 31, 1999..........................  2,145,014   $0.67-$ 62.00   $12.05
   Granted.................................  2,104,732   $6.13-$136.00   $31.06
   Canceled................................   (440,631)  $0.67-$128.13   $25.53
   Exercised...............................   (541,993)  $0.67-$ 59.00   $ 5.67
                                            ----------
December 31, 2000..........................  3,267,122   $0.67-$136.00   $23.51
   Granted.................................  1,923,240   $3.43-$  9.25   $ 5.80
   Canceled................................ (1,886,791)  $1.00-$136.00   $25.80
   Exercised...............................    (62,445)  $0.67-$  5.75   $ 3.17
                                            ----------
December 31, 2001..........................  3,241,126   $1.00-$128.13   $12.06
                                            ==========
Vested and exercisable at December 31, 2001  1,122,296         $ 15.40
                                            ==========
Vested and exercisable at December 31, 2000    564,081         $ 16.86
                                            ==========
Vested and exercisable at December 31, 1999    525,845         $  5.55
                                            ==========

   The weighted average grant date fair value of options granted during the years ended December 31, 2001, 2000, and 1999, was $5.78, $23.27 and $17.63
respectively.

   For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                     2001        2000        1999
                                  ----------- ----------- -----------
          Dividend yield.........          0%          0%          0%
          Expected volatility....         90%         90%         60%
          Risk-free interest rate 3.56%-4.98% 3.44%-6.60% 4.64%-6.38%
          Expected life..........  Four years  Four years  Four years

   Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2001, 2000, and 1999, were approximately $7.4 million, $49.0 million and $6.0 million respectively, which would be amortized over the vesting period of the options. The per share fair values of the stock options granted during the years ended December 31, 2001, 2000, and 1999, were $3.84, $23.28 and $4.18, respectively. Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for each of the years in the three-year period ended December 31, 2001, would have been as follows (in thousands, except per share amounts):

                                              2001       2000     1999
                                            ---------  --------  -------
      Net loss:
       As reported......................... $(119,854) $(70,647) $(5,401)
       Pro forma........................... $(124,065) $(79,320) $(6,275)
      Basic and diluted net loss per share:
       As reported......................... $   (7.72) $  (4.90) $ (0.49)
       Pro forma........................... $   (7.99) $  (5.50) $ (0.57)

                      CLARUS CORPORATION AND SUBSIDIARIES

   The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2001:

                                              Weighted
                        Number of             Average     Number of
                         Shares    Weighted  Remaining     Shares    Weighted
                       Outstanding Average  Contractual  Exercisable Average
  Exercise Price Range at 12/31/01  Price   Life (Years) at 12/31/01  Price
  -------------------- ----------- -------- ------------ ----------- --------
    $ 1.00-$  4.83....    712,864   $ 3.65      5.04        266,967   $ 3.62
    $ 5.17-$   7.63...  1,535,733   $ 6.14      6.00        333,991   $ 5.94
    $ 7.88-$ 26.44....    448,938   $11.30      4.13        231,163   $11.32
    $29.50-$128.13....    543,591   $40.56      5.08        290,175   $40.38
                        ---------                         ---------
                        3,241,126   $12.06                1,122,296   $15.40
                        =========                         =========

   Subsequent to December 31, 2001, the Company has granted options to purchase 502,932 shares of common stock at exercise prices ranging from $4.10 to $5.99 per share.

11.  STOCKHOLDERS' EQUITY

Common Stock

   During 2000, the Company entered into agreements with three strategic partners, who are also customers, to provide various sales and marketing efforts on behalf of the Company in exchange for approximately 22,500, 6,000 and 10,618 shares of the Company's common stock, respectively. The total value of these common stock grants was approximately $3.8 million based upon the value of the Company's common stock at the date of grant. The Company recognized $1.5 million and $8.3 million of total revenues from these customers during the years ended December 31, 2001 and 2000, respectively. The Company did not recognize any revenue from these customers during 1999.

   The sales and marketing agreement signed with one strategic partner also included cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of the common stock and the cash payments as deferred sales and marketing costs in the accompanying consolidated balance sheet. During the fourth quarter of 2001, the Company terminated the sales and marketing agreement with this strategic partner resulting in a write-off of the remaining deferred sales and marketing costs of $1.4 million. Also, as a result of the termination, the Company is no longer required to make cash payments of $300,000 for the last two years of the agreement The Company recorded noncash sales and marketing expense, including the write-off discussed above, of approximately $2.5 million and $825,000 during 2001 and 2000, respectively related to these agreements. The remaining balance will be amortized over the initial service period of three years.

Warrants

   In connection with the 1999 financing discussed in Note 7, the Company issued warrants to purchase 29,999 shares of common stock at an exercise price of $53.69 per share. The expiration date of these warrants is December 28, 2002. The warrants remain outstanding at December 31, 2001.

   During 1999, the Company issued warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $10.00 to $53.75 per share, which will expire in December of 2002. These warrants were issued to certain strategic partners, who were also customers, in exchange for the agreement to be party to a sales and marketing agreement between the Company and the strategic partner to provide various sales and

                      CLARUS CORPORATION AND SUBSIDIARIES
marketing efforts on behalf of the Company. The total fair market value of the warrants was approximately $11.9 million, determined using the Black-Scholes option-pricing model with the following variables: the respective fair market value of the Company's stock at the date of grant, no expected dividend yield, volatility of 60%, risk-free interest rate of 6.24%, and an expected life of two years. These amounts were recorded as additional paid-in capital and deferred sales and marketing costs at the date of issuance. The Company has recorded noncash sales and marketing expense of approximately $4.3 million, $5.7 million and $1.9 million related to these agreements during the years ended December 31, 2001, 2000 and 1999, respectively. All of the warrants remain outstanding at December 31, 2001. The Company recognized $473,000 and $3.2 million of total revenues from these customers during the years ended December 31, 2000 and 1999, respectively. The Company did not recognize any revenue from these customers during 2001.

   During 1999, the Company issued 5,000 warrants to a customer as a sales incentive to enter into a software license agreement. The warrants have an exercise price of $53.21 per share and allow the holder to purchase the Company's common stock at any time prior to December 31, 2002. The fair market value of the warrants at the date of issuance was $101,000 determined using the Black-Scholes options pricing model with the following variables: no expected dividend yield, volatility of 60%, risk-free interest rate of 6.24%, and a contractual life of 2 years. This amount was recorded as additional paid-in capital and deferred license revenue in the consolidated balance sheet for the year ended December 31, 1999. In June 2000, the customer earned the 5,000 warrants as a result of entering into a software license agreement. This amount was recorded as a charge to software license revenue in the 2000 statement of operations. These warrants remain outstanding at December 31, 2001.

   During 1999, the Company entered into a reseller agreement with a third party. This agreement provides for the ability of the reseller to sell the Company's products in a certain territory. The Company will receive payments from the reseller based on the sales to end users but will also receive minimum royalty amounts from the reseller as indicated in the agreement. The Company will recognize the fee under this arrangement as the product is sold to the end user by the reseller. Additionally, the reseller has the ability to earn warrants to purchase up to 150,000 shares of common stock of the Company if certain revenue targets are met. No warrants were earned under the agreement and the agreement was terminated in the fourth quarter of 2000.

   During 1999, the Company entered into an agreement with two strategic partners, who were also customers, to provide various sales and marketing efforts on behalf of the Company in exchange for a maximum of 25,000 warrants each to be earned pro-rata on a quarterly basis over the first three quarters of 2000. One of the strategic partners failed to earn any of the 25,000 warrants while the other strategic partner met the predetermined sales and marketing milestones and earned all of the 25,000 warrants, 8,333 each during the first three quarters of 2000. The exercise price of these warrants was $53.75 per share and allows the holder to purchase the Company's stock any time prior to October 31, 2003. The fair market value of the warrants at the end of each quarter was $303,000, $111,000 and $39,000 on the respective grant date, determined using the Black-Scholes option-pricing model with the following variables: the respective fair market value of the Company's stock at the date of grant, no expected dividend yield, volatility of 110%, risk-free interest rate of 6.3%, and an expected life of one year. As a result, the Company recognized $454,000 as noncash sales and marketing expense in the accompanying consolidated financial statements for the year ended December 31, 1999. The 25,000 warrants remain outstanding at December 31, 2001. The Company recognized $869,000 and $4.2 million of total revenues from these customers during the years ended December 31, 2000 and 1999, respectively. The Company did not recognize any revenue from these customers during 2001.

   During 2000, the Company entered into an agreement with a third party to develop certain software that the Company intends to sell in the future in exchange for a maximum of 50,000 warrants, 33,334 and 16,666 to be earned 90 and 120 days from the commencement of the project, respectively. The developer met the first predetermined milestone and earned the 33,334 warrants while the remaining 16,666 were forfeited. The exercise

                      CLARUS CORPORATION AND SUBSIDIARIES
price of the 33,334 warrants was $56.78 per share and allows the holder to purchase the Company's stock any time prior to March 31, 2003. The fair market value of the warrants on the date of grant was $424,000, determined using the Black-Scholes option-pricing model with the following variables: the fair market value of the Company's stock at the date of grant, no expected dividend yield, volatility of 110%, risk-free interest rate of 6.3%, and an expected life of one year. These amounts were recorded as additional paid-in capital and noncash research and development expense in the accompanying consolidated financial statements accordingly. The warrants remain outstanding at December 31, 2001.

12.  COMMITMENTS AND CONTINGENCIES

Leases

   The Company rents certain office space, copiers, telephone and computer equipment under noncancelable operating leases. Rents charged to expense were approximately $2.1 million, $1.9 million and $1.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. Aggregate future minimum lease payments for the next five years and thereafter under noncancelable operating leases with remaining terms greater than one year and in the aggregate as of December 31, 2001, are as follows (in thousands):

                       Year ending December 31,
                                 2002............. $2,022
                                 2003.............  1,774
                                 2004.............  1,803
                                 2005.............  1,802
                                 2006.............    644
                              Thereafter..........     53
                                                   ------
                                 Total............ $8,098
                                                   ======

Product Liability

   As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. There can be no assurance that, despite testing by the Company and testing and use by current and potential customers, errors will not be found in applications after commencement of commercial shipments or, if discovered, that the Company will be able to successfully correct such errors in a timely manner or at all. The occurrence of errors and failures in the Company's products could result in loss of or delay in the market acceptance of the Company's applications, and alleviating such errors and failures could require significant expenditure of capital and other resources by the Company. The consequences of such errors and failures could have a material adverse effect on the Company's business, results of operations, liquidity and financial condition.

Litigation

   The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

                      CLARUS CORPORATION AND SUBSIDIARIES

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information set forth under the caption "Election of Directors" in the Proxy Statement used in connection with our 2002 Annual Stockholders' Meeting, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under the caption "Executive Compensation" in the Proxy Statement used in connection with our 2002 Annual Stockholders' Meeting, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under the caption "Principal Stockholders" in the Proxy Statement used in connection with our 2002 Annual Stockholders' Meeting is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement used in connection with our 2002 Annual Stockholders' Meeting is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   Financial Statements, Financial Statement Schedules and Exhibits

(a)  Financial Statements. See Item 8 of Part II of this Form 10-K.
     --------------------

     Financial Statement Schedules
     -----------------------------

          Schedule II Valuation and Qualifying Accounts

     Exhibits
     --------

Exhibit
Number                                                Exhibit
------                                                -------
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

 4.2    Specimen Stock Certificate (Incorporated by reference from Exhibit 9.1 to Company's Registration on Form S-1 (File No. 333-46685)).

 4.3    Form of Vendor Warrant Agreement (Incorporated by reference from Exhibit 4.3 to the Company's
        Form 10-K filed on March 30, 2000).

 10.1   Stock Purchase Agreement dated May 31, 2000 by and among Clarus Corporation, SAI (Ireland)
        Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (the "Companies")
        and the shareholders of the Companies (Incorporated by reference from Exhibit 2.1 of the
        Company's Form 8-K filed on June 13, 2000).

 10.2   Patent License Agreement (Incorporated by reference from Exhibit 10.2 of the Company's
        Form 10-Q filed on August 14, 2000).

 10.3   Amended and Restated Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 of the
        Company's Form 10-Q filed on August 14, 2000). *

 10.4   Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 of the Company's
        Form 10-Q filed on August 14, 2000). *

 10.5   Global Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.4 of the
        Company's Form 10-Q filed on August 14, 2000). *

 10.6   Form of Nonqualified Stock Option Agreement (Incorporated by reference from Exhibit 10.5 of the
        Company's Form 10-Q filed on August 14, 2000). *

 10.7   Stock Incentive Plan of Software Architects International, Limited (Incorporated by reference from
        Exhibit 2.2 of the Company's Form 8-K filed on June 13, 2000). *

 10.8   2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan
        (Incorporated by reference from Exhibit 2.3 of the Company's Form 8-K filed on June 13, 2000). *

 10.9   Employment Agreement between the Company and Stephen P. Jeffery. (Incorporated by reference from Exhibit 10.8 of the Company's Form 10-Q filed on August 14, 2000). *

 10.10  Employment Agreement between the Company and Mark D. Gagne (Incorporated by reference from
        Exhibit 10.9 of the Company's Form 10-Q filed on August 14, 2000). *

 10.11  SQL 1992 Stock Option Plan, effective November 22, 1992 (Incorporated by reference from
        Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)). *

 10.12  Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July 24, 1998
        (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement
        (File No. 333-63535)).

 10.13  Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan Life
        Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the
        Company's Form S-4 Registration Statement (File No. 333-63535)).

 Exhibit
 Number                                              Exhibit
 ------                                              -------

10.14     Amendment to 1992 Stock Option Plan. (Incorporated by reference from Exhibit 10.2 of the
          Company's Form 10-K filed on March 30, 2000). *

10.15 **  Employment Agreement between the Company and Steven M. Hornyak (Incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q filed on August 10, 2001).*

10.16     Employment Agreement between the Company and Sean Feeney. *

10.17 *** Separation Agreement between the Company and Michael W. Mattox. *

10.18     Employment Agreement between the Company and Craig W. Potts. *

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

23.1      Consent of KPMG LLP.

23.2      Consent of Arthur Andersen LLP.

99.1      Independent Auditors' Report of KPMG LLP on Financial Statement Schedule.

99.2      Report of Independent Public Accountants, Arthur Andersen LLP, on Financial Statement
          Schedule.

--------
*  Management contract or compensatory plan or arrangement.
** Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
*** Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

   (b) Reports on Form 8-K filed in the fourth quarter of 2001.--None.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CLARUS CORPORATION

Date: March 21, 2002

                                               By:    /s/  STEPHEN P. JEFFERY
                                                   -----------------------------
                                                        Stephen P. Jeffery
                                                     Chairman, Chief Executive
                                                       Officer and President

            Name                          Title                  Date
            ----                          -----                  ----

   /s/  STEPHEN P. JEFFERY    Chairman, Chief Executive     March 21, 2002
-----------------------------   Officer, President
     Stephen P. Jeffery         (principal executive
                                officer) and Director

   /s/  JAMES J. MCDEVITT     Chief Financial Officer       March 21, 2002
-----------------------------   (principal financial and
      James J. McDevitt         accounting officer)

       /s/  TENCH COXE        Director                      March 21, 2002
-----------------------------
         Tench Coxe

      /s/  TODD HEWLIN        Director                      March 21, 2002
-----------------------------
         Todd Hewlin

    /s/  DONALD L. HOUSE      Director                      March 21, 2002
-----------------------------
       Donald L. House

    /s/  MARK A. JOHNSON      Director                      March 21, 2002
-----------------------------
       Mark A. Johnson

   /s/  SAID MOHAMMADIOUN     Director                      March 21, 2002
-----------------------------
      Said Mohammadioun

 /s/  BRADY L. RACKLEY, III   Director                      March 21, 2002
-----------------------------
    Brady L. Rackley, III

                                  Schedule II

                       Valuation and Qualifying Accounts
                      Clarus Corporation and Subsidiaries
             For the years ended December 31, 2001, 2000, and 1999
       Allowance for Doubtful Accounts, Valuation Allowance for Deferred
            Income Tax Assets and Restructuring and Related Charges

                                   Balance at  Charged to  Charged                  Balance at
                                  Beginning of Costs and   to Other                   End of
                                     Period     Expenses   Accounts Deductions (a)    Period
                                  ------------ ----------- -------- --------------  -----------
Allowance for Doubtful Accounts
   1999.......................... $   401,000  $ 1,245,000    $0      $1,375,000(b) $   271,000
   2000..........................     271,000    5,824,000     0       2,178,000      3,917,000
   2001..........................   3,917,000    5,537,000     0       8,779,000        675,000
Valuation Allowance for Deferred
  Income Tax Assets
   1999..........................  10,318,000    1,646,000     0               0     11,964,000
   2000..........................  11,964,000   20,779,000     0               0     32,743,000
   2001..........................  32,743,000   27,272,000     0               0     60,015,000
Restructuring and Related Charges
   2001..........................           0    4,157,000     0       2,268,000      1,889,000

--------
(a) Deductions related to the allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances against the allowance for doubtful accounts. Deductions related to restructuring and related charges represent cash payments.

(b) Of this amount $537,000 was transferred as part of the sale of the financial and human resources software business.

                                 EXHIBIT INDEX

Exhibit
Number                                                Exhibit
------                                                -------
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

 4.2    Specimen Stock Certificate (Incorporated by reference from Exhibit 9.1 to Company's Registration on Form S-1 (File No. 333-46685)).

 4.3    Form of Vendor Warrant Agreement (Incorporated by reference from Exhibit 4.3 to the Company's
        Form 10-K filed on March 30, 2000).

 10.1   Stock Purchase Agreement dated May 31, 2000 by and among Clarus Corporation, SAI (Ireland)
        Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (the "Companies")
        and the shareholders of the Companies (Incorporated by reference from Exhibit 2.1 of the
        Company's Form 8-K filed on June 13, 2000).

 10.2   Patent License Agreement (Incorporated by reference from Exhibit 10.2 of the Company's
        Form 10-Q filed on August 14, 2000).

 10.3   Amended and Restated Stock Incentive Plan (Incorporated by reference from Exhibit 10.2 of the
        Company's Form 10-Q filed on August 14, 2000). *

 10.4   Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.3 of the Company's
        Form 10-Q filed on August 14, 2000). *

 10.5   Global Employee Stock Purchase Plan (Incorporated by reference from Exhibit 10.4 of the
        Company's Form 10-Q filed on August 14, 2000). *

 10.6   Form of Nonqualified Stock Option Agreement (Incorporated by reference from Exhibit 10.5 of the
        Company's Form 10-Q filed on August 14, 2000). *

 10.7   Stock Incentive Plan of Software Architects International, Limited (Incorporated by reference from
        Exhibit 2.2 of the Company's Form 8-K filed on June 13, 2000). *

 10.8   2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan
        (Incorporated by reference from Exhibit 2.3 of the Company's Form 8-K filed on June 13, 2000). *

 10.9   Employment Agreement between the Company and Stephen P. Jeffery. (Incorporated by reference from Exhibit 10.8 of the Company's Form 10-Q filed on August 14, 2000). *

 10.10  Employment Agreement between the Company and Mark D. Gagne (Incorporated by reference from
        Exhibit 10.9 of the Company's Form 10-Q filed on August 14, 2000). *

 10.11  SQL 1992 Stock Option Plan, effective November 22, 1992 (Incorporated by reference from
        Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)). *

 10.12  Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July 24, 1998
        (Incorporated by reference from Exhibit 10.18 of the Company's Form S-4 Registration Statement
        (File No. 333-63535)).

 10.13  Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and Metropolitan Life
        Insurance Company dated July 24, 1998 (Incorporated by reference from Exhibit 10.18 of the
        Company's Form S-4 Registration Statement (File No. 333-63535)).

 Exhibit
 Number                                              Exhibit
 ------                                              -------

10.14     Amendment to 1992 Stock Option Plan. (Incorporated by reference from Exhibit 10.2 of the
          Company's Form 10-K filed on March 30, 2000). *

10.15 **  Employment Agreement between the Company and Steven M. Hornyak (Incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q filed on August 10, 2001).*

10.16     Employment Agreement between the Company and Sean Feeney. *

10.17 *** Separation Agreement between the Company and Michael W. Mattox. *

10.18     Employment Agreement between the Company and Craig W. Potts. *

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

23.1      Consent of KPMG LLP.

23.2      Consent of Arthur Andersen LLP.

99.1      Independent Auditors' Report of KPMG LLP on Financial Statement Schedule.

99.2      Report of Independent Public Accountants, Arthur Andersen LLP, on Financial Statement
          Schedule.

--------
*  Management contract or compensatory plan or arrangement.
** Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been granted with respect to the omitted portions.
*** Certain information in this Exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.