Form 10-Q
period 2002-03-31
CLARUS CORP
filed 2002-05-15
CIK 913277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________

Commission File Number: 0-24277


                               Clarus Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      58-1972600
-------------------------------                     ----------------------
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


        -----------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

                        Common Stock, ($.0001 Par Value)
            --------------------------------------------------------
                 15,578,147 shares outstanding as of May 8, 2002

INDEX
-----
                               CLARUS CORPORATION

PART I   FINANCIAL INFORMATION                                                 3
------   ---------------------

Item 1.  Financial Statements                                                  3

         Condensed Consolidated Balance Sheets (unaudited) -
          March 31, 2002 and December 31, 2001;                                3

         Condensed Consolidated Statements of Operations (unaudited) -
          Three months ended March 31, 2002 and 2001;                          4

         Condensed Consolidated Statements of Cash Flows (unaudited) -
          Three months ended March 31, 2002 and 2001;                          5

         Notes to Condensed Consolidated Financial Statements (unaudited) -
          March 31, 2002                                                       6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           27


PART II  OTHER INFORMATION                                                    28
-------  -----------------

Item 1.  Legal Proceedings                                                    28

SIGNATURES                                                                    28

PART I.           FINANCIAL INFORMATION
-------           ---------------------

Item 1.           Financial Statements

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
               (in thousands, except share and per share amounts)

                                                                              March 31,   December 31,
                                                                                2002         2001
                                                                             ----------   ------------

                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $  32,822    $  55,628
     Marketable securities                                                       80,752       65,264
     Accounts receivable, less allowance for doubtful accounts
     of $690 and $675 in 2002 and 2001, respectively                              2,438        2,566
     Deferred marketing expense, current                                            391          391
     Prepaids and other current assets                                            1,888        2,472
                                                                              ---------    ---------
Total current assets                                                            118,291      126,321

PROPERTY AND EQUIPMENT, NET                                                       6,214        7,352

OTHER ASSETS:
     Deferred marketing expense, net of current portion                               -           98
     Investments                                                                      -          200
     Goodwill                                                                     6,736        6,736
     Other intangible assets, net of accumulated amortization of $1,721 and
      $1,493 in 2002 and 2001, respectively                                       3,851        4,079
     Deposits and other long-term assets                                            555          488
                                                                              ---------    ---------
         TOTAL ASSETS                                                         $ 135,647    $ 145,274
                                                                              =========    =========


            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                 $   5,385    $   6,506
     Deferred revenue                                                             3,967        5,206
                                                                              ---------    ---------
Total current liabilities                                                         9,352       11,712
LONG-TERM LIABILITIES:
     Deferred revenue                                                             1,341        1,969
     Long-term debt                                                               5,000        5,000
     Other long-term liabilities                                                    261          265
                                                                              ---------    ---------
Total liabilities                                                                15,954       18,946

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                          -            -
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      15,653,142 and 15,638,712 shares issued and 15,578,142 and 15,563,712
      outstanding in 2002 and 2001, respectively                                      2            2
    Additional paid-in capital                                                  360,758      360,670
    Accumulated deficit                                                        (241,080)    (234,623)
    Treasury stock, at cost                                                          (2)
                                                                                                  (2)

    Accumulated other comprehensive income                                           15
                                                                                                 281

                                                                              ---------    ---------
Total stockholders' equity                                                      119,693      126,328
                                                                              ---------    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 135,647    $ 145,274
                                                                              =========    =========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)


                                                                           Three months ended
                                                                                March 31
                                                                        -----------------------
                                                                          2002            2001
   REVENUES:

      License fees                                                      $ 1,473        $  2,310
      Services fees                                                       2,468           2,530
                                                                        -----------------------
        Total revenues                                                    3,941           4,840
   COST OF REVENUES:
      License fees                                                           14              44
      Services fees                                                       1,938           3,779
                                                                        -----------------------
        Total cost of revenues                                            1,952           3,823

   OPERATING EXPENSES:
      Research and development                                            2,629           5,555
      Sales and marketing, exclusive of noncash expense                   3,548           8,069
      Noncash sales and marketing                                            98           1,688
      General and administrative, exclusive of noncash expense            1,504           2,694
      Provision for doubtful accounts                                         2           2,055
      Noncash general and administrative                                      -             112
      Depreciation and amortization                                       1,357           2,865
                                                                        -----------------------
        Total operating expenses                                          9,138          23,038

   OPERATING LOSS                                                        (7,149)        (22,021)
   OTHER INCOME                                                              15               1
   LOSS ON IMPAIRMENT OF INVESTMENTS                                          -          (3,099)
   INTEREST INCOME                                                          733           2,422
   INTEREST EXPENSE                                                         (56)            (64)
                                                                        -----------------------
   NET LOSS                                                             $(6,457)       $(22,761)
                                                                        =======================


     Loss per common share:
        Basic                                                           $ (0.41)       $  (1.47)
        Diluted                                                         $ (0.41)       $  (1.47)

     Weighted average shares outstanding
        Basic                                                            15,572          15,508
        Diluted                                                          15,572          15,508


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except share amounts)


                                                                                   Three months ended
                                                                                       March 31,
                                                                                 -----------------------
                                                                                    2002          2001
                                                                                 ---------    ----------

OPERATING ACTIVITIES:
Net loss                                                                          $ (6,457)   $  (22,761)
Adjustments to reconcile net loss to net cash used in operating activities:

     Depreciation and amortization on property and equipment                         1,129          845
     Amortization of intangible assets                                                 228        2,020
     Loss on impairment of investments                                                   -        3,099
     Gain on sale of marketable securities                                               -           (1)
     Noncash sales and marketing expense                                                98        1,688
     Noncash general and administrative expense                                          -          112
     Provision for doubtful accounts                                                     2        2,055
     Gain on sale of assets                                                            (10)           -
     Changes in operating assets and liabilities:
        Accounts receivable                                                            126       (2,383)
        Prepaid and other current assets                                               584         (763)
        Deposits and other long-term assets                                            (67)           6
        Accounts payable and accrued liabilities                                    (1,121)        (510)
        Deferred revenue                                                            (1,867)         686
        Other long-term liabilities                                                     (4)           5
                                                                                 ---------    ---------
              NET CASH USED IN OPERATING ACTIVITIES                                 (7,359)     (15,902)

INVESTING ACTIVITIES:
    Purchase of marketable securities                                              (15,919)     (23,264)
    Proceeds from sale and maturity of marketable securities                           250       36,853
    Proceeds from sale of investments                                                  200            -
    Proceeds from sale of equipment                                                     22            -
    Purchases of property and equipment                                                 (3)      (1,723)
                                                                                 ---------    ---------
              NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  (15,450)      11,866

FINANCING ACTIVITIES:
    Proceeds from the exercises of stock options                                        10           28
    Proceeds from issuance of common stock related to employee stock
      purchase plan                                                                     78           96
                                                                                 ---------    ---------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                 88          124
                                                                                 ---------    ---------
Effect of exchange rate change on cash                                                 (85)          90
CHANGE IN CASH AND CASH EQUIVALENTS                                                (22,806)      (3,822)
CASH AND CASH EQUIVALENTS, beginning of period                                      55,628      118,303
                                                                                 ---------    ---------
CASH AND CASH EQUIVALENTS, end of  period                                        $  32,822    $ 114,481
                                                                                 =========    =========


SUPPLEMENTAL CASH FLOW DISCLOSURE:

    Cash paid for interest
                                                                                 $      56    $      64
                                                                                 =========    =========
NONCASH TRANSACTIONS:
    Retirement of 55,000 shares of common stock pursuant to a terminated
     employment agreement with a former owner of the SAI/Redeo Companies         $            $   1,454
                                                                                 =========    =========


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") for the three months ended March 31, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2002 are not necessarily indicative of the results to be obtained for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended March 31, 2002 and 2001 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                          Three months ended
                                                               March 31,
                                                         --------------------
                                                          2002          2001
                                                         ------        ------

Effect of shares issuable under stock options              168           332
Effect of shares issuable pursuant to warrants
 to purchase common stock                                    -            1
                                                         --------------------
Total effect of dilutive common stock equivalents          168           333
                                                         --------------------

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

NOTE 4.  RESTRUCTURING AND RELATED COSTS

During 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $498,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company's cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closure and consolidation costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2002.

The Company expects to complete the facility closure and consolidation during 2002. The facility closure and consolidation costs relate to the abandonment of the Company's leased facility near Toronto, Canada and the restructuring of the Company's leased facility in Suwanee, Georgia. Total facility closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company anticipates annualized savings of approximately $18.3 million as a result of these actions.

In connection with the Company's restructuring program initiated in the first quarter of 2001, the Company has implemented a further reduction of its worldwide workforce and will incur a related restructuring charge of approximately $5.3 million during the quarter ended June 30, 2002. The second quarter charge is comprised of approximately $2.2 million for employee separation and related costs for 114 employees and approximately $3.1 million for facility closure and consolidation costs.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2002 and the balance of the accrual as of March 31, 2002:


                                                    Balance                            Amounts        Balance
                                               December 31, 2001     Expenditures     Credited     March 31, 2002
                                               -----------------     ------------     --------     --------------

     (in thousands)
     Employee separation costs                     $  680                $395           $202           $   83
     Facility closure costs                         1,209                 276              -              933
                                                   ------                ----           ----           ------


     Total restructuring and related costs         $1,889                $671           $202           $1,016
                                                   ======                ====           ====           ======


The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income", establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)". "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

                                                     Three months ended
                                                         March 31,
                                                   2002             2001
                                                -------------------------

   Net loss                                     $(6,457)        $(22,761)

   Unrealized loss on marketable securities        (181)            (103)
   Foreign currency translation adjustments         (85)              90
                                                -------------------------
   Comprehensive loss                           $(6,723)        $(22,774)
                                                =========================

NOTE 6. CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of March 31, 2002, three customers accounted for more than 10% each, totaling $1.5 million or 46.7% of the gross accounts receivable balance on that date. The percentage by customer was 18.1%, 17.1% and 11.5%, respectively, at March 31, 2002. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001.

During the quarter ended March 31, 2002, one customer accounted for more than 10% of total revenue, totaling $1.8 million or 45.3% of total revenue. During the quarter ended March 31, 2001, two customers accounted for more than 10% each, totaling $2.1 million or 43.8% of total revenue. The percentage by customer was 25.9% and 17.9% respectively, for the quarter ended March 31, 2001.

NOTE 7. CONTINGENCIES

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

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

At the November 2001 Emerging Issues Task Force ("EITF") meeting, the FASB released Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company's financial position or results of operations, however, the Company's services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three months ended March 31, 2001, the Company's services fees revenue and cost of services fees revenue increased by approximately $268,000 as a result of the reclassification of these reimbursements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of". The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. The Company recorded $1.8 million of amortization expense related to goodwill and other intangible assets with indefinite lives during the quarter ended
March 31, 2001.


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

NOTE 9. RECLASSIFICATIONS

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in "Risk Factors" herein.

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

     - The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when:
          (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     - The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. As a result, the Company has recorded a provision for doubtful accounts of $2,000 and $2.1 million, respectively, in the three months ended March 31, 2002 and 2001. If the financial condition of these customers were to deteriorate additional allowances may be required.

     - The Company has significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. The Company currently evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Previously, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge of the intangible assets based on the amount by which the carrying amount of these assets exceeded fair value. Subsequent changes in projections may require additional impairment charges.

     - The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the three months ended March 31, 2001, the Company recorded impairment charges on investments of $3.1 million.

     - The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

Pro-forma Results

The Company prepares and releases quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The Company also discloses and discusses certain pro forma financial information in the related earnings releases and investor conference calls. This pro forma financial information excludes restructuring costs and expenses related to reductions in employee workforce and office closure and consolidation, depreciation and amortization charges, stock-based compensation expenses, gain realized on the sale of assets, and loss on impairment of investments, all of which are included in our financial results for GAAP reporting purposes. The Company believes the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of the Company's ongoing operations. The pro forma measures are not in accordance with GAAP and may be different from pro forma measures used by other companies including our competitors. Therefore, we urge you to carefully review the GAAP financial information included as part of this Form 10-Q, compare GAAP financial information with the pro forma financial results disclosed below and read the associated reconciliation.

            Pro Forma Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)


                                                             Three Months Ended
                                                                   March 31
                                                             -------------------
                                                              2002        2001

REVENUES:
  License fees                                               $ 1,473    $  2,310
  Services fees                                                2,468       2,530
                                                             -------    --------
      TOTAL REVENUES                                           3,941       4,840

COST OF REVENUES:
  License fees                                                    14          44
  Services fees                                                1,938       3,618
                                                             -------    --------
      TOTAL COST OF REVENUES                                   1,952       3,662

OPERATING EXPENSES:
  Research and development                                     2,629       5,555
  Sales and marketing                                          3,750       7,935
  General and administrative                                   1,504       2,476
  Provision for doubtful accounts                                  2       2,055
                                                             -------    --------
      TOTAL OPERATING EXPENSES                                 7,885      18,021
                                                             -------    --------
  Operating loss                                             $(5,896)   $(16,843)

  Gain on foreign currency transactions                            5           -
  Interest income, (net)                                         677       2,358
                                                             -------    --------
  Pro forma net loss                                         $(5,214)   $(14,485)
                                                             =======    ========
  Weighted average shares outstanding - basic and diluted     15,572      15,508
                                                             =======    ========
  Pro forma net loss per share - basic and diluted           $ (0.33)   $  (0.93)
                                                             =======    ========

              Reconciliation of GAAP Net Loss to Pro Forma Net Loss
                     (in thousands, except per share data)
                                   (unaudited)


                                                                            Three months ended
                                                                                 March, 31
                                                                            2002        2001
                                                                         ------------------------
  Net loss                                                               $(6,457)        $(22,761)
   Restructuring costs /1/                                                  (202)             513
   Depreciation and amortization                                           1,357            2,865
   Stock-based compensation                                                   98            1,800
   Gain on sale of assets                                                    (10)               -
   Loss on impairment of investments                                           -            3,098
                                                                         -------         --------
   Pro forma net loss                                                    $(5,214)        $(14,485)
                                                                         =======         ========
  Weighted average shares outstanding - basic and diluted                 15,572           15,508
                                                                         -------         --------
   Pro forma net loss per share - basic and diluted                      $ (0.33)        $  (0.93)
                                                                         -------         --------

---------
  /1/ Restructuring costs are comprised of employee severance and termination costs. For the three months ended March 31, 2002 and 2001, these costs were classified in the consolidated statement of operations as follows:

       (in thousands)                       Three Months Ended         Three Months Ended
                                              March 31, 2002             March 31, 2001


       Cost of services fees revenue               $   -                      $161
       Research and development                        -                         -
       Sales and marketing                          (202)                      134
       General and administrative
                                                       -                       218
                                                   -----                      ----

       Total                                       $(202)                     $513
                                                   =====                      ====

Restructuring and Related Costs

During 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $498,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company's cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closure and consolidation costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations for the three months ended
March 31, 2002.

The Company expects to complete the facility closure and consolidation during 2002. The facility closure and consolidation costs relate to the abandonment of the Company's leased facility near Toronto, Canada and the restructuring of the Company's leased facility in Suwanee, Georgia. Total facility closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company anticipates annualized savings of approximately $18.3 million as a result of these actions.

In connection with the Company's restructuring program initiated in the first quarter of 2001, the Company has implemented a further reduction of its worldwide workforce and will incur a related restructuring charge of approximately $5.3 million during the quarter ended June 30, 2002. The second quarter charge is comprised of approximately $2.2 million for employee separation and related costs for 114 employees and approximately $3.1 million for facility closure and consolidation costs.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2002 and the balance of the accrual as of March 31, 2002:

                                                    Balance                                Amounts            Balance
                                                December 31, 2001       Expenditures       Credited       March 31, 2002
                                                -----------------       ------------       --------       --------------
     (in thousands)
     Employee separation costs                       $  680                 $395             $202               $   83
     Facility closure costs                           1,209                  276                -                  933
                                                     ------                 ----             ----               ------
     Total restructuring and related costs           $1,889                 $671             $202               $1,016
                                                     ======                 ====             ====               ======

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Results of Operations

Revenues

Total Revenues. Total revenues for the quarter ended March 31, 2002 decreased 18.6% to $3.9 million from $4.8 million during the same period in 2001. The decrease in total revenues resulted primarily from a decrease in license revenue due to the softening demand for business-to-business software and a decline in the information technology market generally. During the quarter ended March 31, 2002, one customer accounted for more than 10% of total revenue, totaling $1.8 million or 45.3%. During the quarter ended March 31, 2001, two customers accounted for more than 10% each, totaling $2.1 million or 43.8% of total revenue. The percentage by customer was 25.9% and 17.9% respectively, for the quarter ended March 31, 2001.

License Fees. License fees decreased 36.2% to $1.5 million or 37.4% of total revenues, for the quarter ended March 31, 2002 from $2.3 million, or 47.7% of total revenues, for the same period in 2001. The decrease in license fees was attributable to the softening demand for business-to-business software and the information technology market generally.

Services Fees. Services fees decreased 2.5% to $2.5 million, for the quarter ended March 31, 2002, from $2.5 million for the same period in 2001. However, services fees increased as a percentage of total revenues to 62.6%, for the quarter ended March 31, 2002, from 52.3% for the same period in 2001. This decrease is primarily attributable to a decrease in implementation and training services, a direct result of the decrease in the amount of software licensed, partially offset by an increase in maintenance fees.

Cost of Revenues

Total Cost of Revenues. Cost of revenues decreased 48.9% to $2.0 million, or 49.5% of total revenue, during the quarter ended March 31, 2002 from $3.8 million, or 79.0% of total revenue, during the same period in 2001. The decrease in cost of revenues is primarily a result of a decrease in the cost of services fees due to lower personnel related costs. During the three months ended March 31, 2002, the Company had an average of 53.4% fewer employees in services compared to the same period in 2001. The reduced personnel related costs are a result of Company instituted cost control measures that began during 2001.

Cost of License Fees. Cost of license fees decreased 68.2% to $14,000 in the first quarter of 2002 from $44,000 in the first quarter of 2001. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

Cost of Services Fees. Cost of services fees decreased 48.7% to $1.9 million, or 78.5% of total services fees revenues, during the quarter ended March 31, 2002 compared to $3.8 million, or 149.4% of total services fees revenues, during the same period in 2001. As discussed above, the decrease in the cost of services fees was primarily attributable to lower personnel related costs in both the services implementation and customer support areas.

Research and Development Expense

Research and development expenses decreased 52.7% to approximately $2.6 million, or 66.7% of total revenues, during the quarter ended March 31, 2002 from $5.6 million, or 114.8% of total revenues, during the same period in 2001. Research and development expenses decreased primarily as a result of a reduction in personnel related costs and consulting fees incurred to develop the Company's products. Consulting fees were $548,000 in the first quarter of 2002 compared to $1.3 million in the first quarter of 2001. During the three months ended March 31, 2002, the Company had an average of 36.7% fewer employees in the research and development area compared to the same period of 2001. The Company plans to utilize in-house research and development personnel in the future, but expects to incur consulting fees for certain specialized development projects.

Sales and Marketing, Exclusive of Noncash Expense

Sales and marketing expenses decreased 56.0% to $3.5 million, or 90.0% of total revenues, during the quarter ended March 31, 2002 from $8.1 million, or 166.7% of total revenues, during the same period in 2001. The decrease was primarily attributable to a decrease in variable compensation as a result of lower license revenue during the period and a decrease in sales and marketing personnel. The Company had an average of 59.9% fewer employees during the first quarter of 2002 in the sales, marketing and business development areas compared to the first quarter of 2001.

Noncash Sales and Marketing Expense

During the quarters ended March 31, 2002 and 2001, noncash sales and marketing expenses of approximately $98,000 and $1.7 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The decrease in noncash sales and marketing expense during 2002 is due to the termination of the sales and marketing agreement with one customer during the fourth quarter of 2001.

General and Administrative, Exclusive of Noncash Expense

General and administrative expenses, including the provision for doubtful accounts, decreased 68.3% to $1.5 million during the quarter ended March 31, 2002, or 38.2% of total revenue from $4.7 million, or 98.1% of total revenues, during the same period in 2001. The decrease in general and administrative expense for the three months ended March 31, 2002 was primarily attributable to a decrease in the provision for doubtful accounts and reduced headcount. The Company had an average of 50.4% fewer employees during the first quarter of 2002 in the general and administrative areas compared to the first quarter of 2001. The Company recorded a provision for doubtful accounts of $2,000 during the three months ended March 31, 2002 compared to a provision of $2.1 million for the three months ended March 31, 2001.

Noncash General and Administrative Expense

For the three months ended March 31, 2001, noncash general and administrative expenses were $112,000, or 2.3% of total revenues. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. The amount expensed during 2001 relates primarily to these options.

Depreciation and Amortization

Depreciation and amortization decreased to $1.4 million in the quarter ended March 31, 2002 from $2.9 million in the same period of 2001. The decrease is primarily the result of adopting SFAS 142, effective January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, partially offset by an increase in depreciation and amortization of property and equipment. The Company recorded $1.8 million of amortization expense related to goodwill and other intangible assets with indefinite lives during the quarter ended March 31, 2001.

Other Income

For the three months ended March 31, 2002, the Company recorded a gain on the sale of property and equipment of $10,000 and a gain on foreign currency transactions of $5,000. For the three months ended March 31, 2001, the Company recorded a gain on sale of investments of $1,000.

Loss on Impairment of Investments

During the three months ended March 31, 2001, the Company recorded a loss on impairment of investments of approximately $3.1 million. The loss was necessitated by other than temporary losses to the value of investments the Company has made in privately held companies. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions.

Interest Income

Interest income decreased to $733,000 in the first quarter of 2002, or 18.6% of total revenues from $2.4 million, or 50.0% of total revenues, in the same period of 2001. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense

Interest expense decreased to $56,000 in the first quarter of 2002 from $64,000 in the same period of 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2002 and 2001 is primarily related to this agreement.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three months ended March 31, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased to $32.8 million at March 31, 2002 from $55.6 million at December 31, 2001. Marketable securities increased to $80.8 million at March 31, 2002 from $65.3 million at December 31, 2001. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used in operating activities.

Cash used in operating activities was approximately $7.4 million during the quarter ended March 31, 2002. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities and deferred revenue partially offset by noncash items and a decrease in prepaid and other current assets. Cash used in operating activities was approximately $15.9 million during the quarter ended March 31, 2001. This was primarily attributable to the Company's net loss and an increase in accounts receivable partially offset by noncash items and an increase in deferred revenue.

Cash used for investing activities was approximately $15.5 million during the quarter ended March 31, 2002. The cash was used primarily for purchases of marketable securities partially offset by the sale of investments and the sale and maturity of marketable securities. Cash provided by investing activities was approximately $11.9 million during the quarter ended March 31, 2001. The cash provided by investing activities was primarily attributable to proceeds received from the sale and maturity of marketable securities partially offset by the funds used to purchase marketable securities and property and equipment.

Cash provided by financing activities was approximately $88,000 during the quarter ended March 31, 2002, and approximately $124,000 million during the quarter ended March 31, 2001. The cash provided by financing activities during the quarters ended March 31, 2002 and 2001 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of March 31, 2002, three customers accounted for more than 10% each, totaling $1.5 million or 46.7% of the gross accounts receivable balance on that date. The percentage by customer was 18.1%, 17.1% and 11.5%, respectively, at March 31, 2002. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001.

During the quarter ended March 31, 2002, one customer accounted for more than 10% of total revenue, totaling $1.8 million or 45.3% of total revenue. During the quarter ended March 31, 2001, two customers accounted for more than 10% each, totaling $2.1 million or 43.8% of total revenue. The percentage by customer was 25.9% and 17.9% respectively, for the quarter ended March 31, 2001.

At March 31, 2002, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

Although operating activities may provide cash in certain periods, to the extent the Company incurs continuing operating losses or experiences growth in the future, the Company's operating and investing activities will continue to use cash. The Company currently estimates uses of cash to fund operating losses and for purchases of property and equipment. The actual use of cash in operations during 2002 will be impacted dramatically by any fluctuations in projected revenue as the Company's operating expenses are relatively fixed in the short term. The Company currently believes that existing cash and cash equivalents and marketable securities will be sufficient to meet operating and investing needs during 2002.

The following summarizes the Company's contractual obligations and commercial commitments at March 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:


                                Total        2002         2003        2004        2005         2006     Thereafter
                                -----        ----         ----        ----        ----         ----     ----------
(in thousands)
Long-term debt                 $ 5,000      $    -       $    -      $    -      $5,000       $   -        $   -
Operating leases                 7,521       1,445        1,774       1,803       1,802         644           53
                               -------      ------       ------      ------      ------       -----        -----

Total                          $12,521      $1,445       $1,774      $1,803      $6,802       $ 644        $  53
                               =======      ======       ======      ======      ======       =====        =====

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

Related Party Transactions

On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during the fourth quarter of 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January, 2002.

On February 7, 2002 Todd Hewlin joined the Company's board of directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during the three months ended March 31, 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during the fourth quarter of 2001. The Company expensed an additional $54,000 during the three months ended March 31, 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

New Accounting Pronouncements

At the November 2001 Emerging Issues Task Force ("EITF") meeting, the FASB released Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company's financial position or results of operations, however, the Company's services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three months ended March 31, 2001, the Company's services fees revenue and cost of services fees revenue increased by approximately $268,000 as a result of the reclassification of these reimbursements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of". The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. The Company recorded $1.8 million of amortization expense related to goodwill and other intangible assets with indefinite lives during the quarter ended March 31, 2001.

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

Risk Factors

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on its business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

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

Our settlement platform is a new technology product in an evolving market. We may not effectively implement our business strategy to develop and gain market acceptance of the product.

Our settlement product is a technology that is currently being marketed to early-adopting customers. We have limited experience in marketing this product. If the market for the settlement product fails to completely develop or develops more slowly than we anticipate or if we fail to develop and gain market acceptance of this product, our business, operating results, liquidity and financial condition could be materially and adversely affected.

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

Generally accepted accounting principles ("GAAP") for software revenue recognition requires that our license agreements meet specific criteria in order to recognize revenue when we initially deliver software. Although we have standard form license agreements that meet the GAAP criteria for immediate revenue recognition on delivered elements, we do on some occasions negotiate the terms of our license agreements. Some of these negotiated agreements may not meet the GAAP criteria for immediate software revenue recognition on delivered elements.

Although our business model allows for time-based license agreements, we continue to record some of our license fee revenue upon software delivery. The deferral of license fee revenue recognition on these agreements could have an adverse effect on our financial results.

We may not generate the additional revenues and cut operating costs necessary to become profitable.

We have incurred significant net losses in each year since our formation. In addition, we have incurred significant costs to develop our e-commerce technology and products, and to recruit and train personnel. We believe our success is contingent upon increasing our customer base and reducing operating costs. We cannot guarantee that we will be able to generate the additional revenue and cut operating costs necessary to be profitable.

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

We rely exclusively on third-party content services providers to provide catalog aggregation and management services to our customers, as part of our procurement solution. If we are unable to maintain effective, long-term relationships with our content services providers, or if their services do not meet our customers' needs or expectations, our business could be seriously harmed. If the demand for our solutions increases, we will need to develop relationships with additional third-party service providers to provide these types of services. Our competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services rather than ours.


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

Our substantial reduction in headcount in 2001 and 2002 may make it more difficult for us to hire and retain personnel we need to develop, market and sell our settlement product.

We reduced our headcount during 2001 and in April, 2002 based on our current expectations of future revenue growth, and as part of our cost reduction initiatives. These reductions may make it more difficult for us to hire and retain the personnel we need including the personnel necessary to develop, market and sell our settlement product. If we are unable to hire or fail to retain competent personnel, our business, results of operations, liquidity and financial condition could be materially and adversely affected. We do not maintain key-man life insurance policies on any of our employees.

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

We intend to expand the geographic scope of our customer base. We have a sales and services office in the United Kingdom. We have limited experience in managing geographically dispersed operations and in operating in the United Kingdom.

We may not be able to recover the carrying value of our intangibles.

We periodically assess the impairment of long-lived assets, including identifiable intangibles and related goodwill, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". We previously assessed the impairment of these assets in accordance with SFAS 121 "Accounting for the Impairment of Long-Lived Assets and Assets to be Disposed Of". An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, but at least annually for goodwill and intangible assets with indefinite useful lives. As a result of this assessment we incurred impairment charges in the fourth quarter of 2001.We can give no assurance that additional future impairment charges will not be required due to factors we consider important including, but not limited to, significant underperformance relative to historical or projected operating results, significant changes in the manner of use of the acquired assets and significant negative industry or economic trends.

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

During 2001 and in April, 2002, our management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed during 2001 and $5.3 million in April, 2002 to better align our cost structure with projected revenue. These charges were comprised of employee separation related costs and facility closure and consolidation costs. If the estimates and assumptions used in the restructuring plan prove to be incorrect we may incur additional costs related to these activities.

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

Many of our current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than we do. In addition, many of our competitors have well-established relationships with our current and potential customers and have extensive knowledge of our industry. In the past, we have lost potential customers to competitors for various reasons, including lower prices and incentives not matched by us. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with their partners to increase the ability of their products to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition will increase as a result of industry consolidations.

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


CLARUS CORPORATION


Date:  May 14, 2002                 /s/ James J. McDevitt
                                    ------------------------------
                                    James J. McDevitt,
                                    Chief Financial Officer