Form 10-Q
period 2002-06-30
CLARUS CORP
filed 2002-08-14
CIK 913277

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 2002

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from _________ to _________

                        Commission File Number: 0-24277

                               Clarus Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                               58-1972600
   ------------------------------              ----------------------
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

              ----------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report.)

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

                        Common Stock, ($.0001 Par Value)
               --------------------------------------------------
               15,623,347 shares outstanding as of August 9, 2002

================================================================================

                                     INDEX
                                     -----

                               CLARUS CORPORATION



PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets (unaudited) - June 30, 2002 and
          December 31, 2001;                                                            3

         Condensed Consolidated Statements of Operations (unaudited) - Three and
          six months ended June 30, 2002 and 2001;                                      4

         Condensed Consolidated Statements of Cash Flows (unaudited) - Six
          months ended June 30, 2002 and 2001;                                          5

         Notes to Condensed Consolidated Financial Statements (unaudited) -
          June 30, 2002                                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    31


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                             31

Item 4.  Submission of Matters to a Vote of Security Holders                           32

Item 5.  Other Information                                                             32

Item 6.  Exhibits and Reports on Form 8-K                                              32

SIGNATURES                                                                             33


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
               (in thousands, except share and per share amounts)

                                                                           June 30,   December 31,
                                                                             2002         2001
                                                                          ---------   ------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $  38,676     $ 55,628
     Marketable securities                                                   68,629       65,264
     Accounts receivable, less allowance for doubtful accounts
       of $787 and $675 in 2002 and 2001, respectively                          999        2,566
     Deferred marketing expense, current                                          -          391
     Prepaids and other current assets                                        1,596        2,472
                                                                          ---------     --------
Total current assets                                                        109,900      126,321

PROPERTY AND EQUIPMENT, NET                                                   4,183        7,352

OTHER ASSETS:
     Deferred marketing expense, net of current portion                           -           98
     Investments                                                                  -          200
     Goodwill                                                                     -        6,736
     Intangible assets, net of accumulated amortization of 1,493 in 2001          -        4,079
     Deposits and other long-term assets                                        592          488
                                                                          ---------     --------
         TOTAL ASSETS                                                     $ 114,675     $145,274
                                                                          =========     ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                             $   8,155     $  6,506
     Deferred revenue                                                         1,844        5,206
                                                                          ---------     --------
Total current liabilities                                                     9,999       11,712

LONG-TERM LIABILITIES:
     Deferred revenue                                                           104        1,969
     Long-term debt                                                           5,000        5,000
     Other long-term liabilities                                                258          265
                                                                          ---------     --------
Total liabilities                                                            15,361       18,946

STOCKHOLDERS' EQUITY:
     Preferred stock, $0.0001 par value; 5,000,000 shares authorized;
       none issued                                                                -            -
     Common stock, $0.0001 par value; 100,000,000 shares authorized;
       15,676,501 and 15,638,712 shares issued and 15,601,501 and
       15,563,712 outstanding in 2002 and 2001, respectively                      2            2
    Additional paid-in capital                                              360,845      360,670
    Accumulated deficit                                                    (261,651)    (234,623)
    Treasury stock, at cost                                                      (2)          (2)
    Accumulated other comprehensive income                                      120          281
                                                                          ---------     --------
Total stockholders' equity                                                   99,314      126,328
                                                                          ---------     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 114,675     $145,274
                                                                          =========     ========


See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                    (in thousands, except per share amounts)

                                                             Three months ended    Six months ended
                                                                  June 30,              June 30,
                                                           --------------------  --------------------
                                                              2002       2001       2002       2001
REVENUES:
   License fees                                             $  1,013   $  3,600   $  2,486   $  5,910
   Services fees                                               1,531      2,595      3,999      5,125
                                                           ---------  ---------  ---------  ---------
     Total revenues                                            2,544      6,195      6,485     11,035
COST OF REVENUES:
   License fees                                                    3         80         17        124
   Services fees                                               1,881      3,341      3,819      7,119
                                                           ---------  ---------  ---------  ---------
     Total cost of revenues                                    1,884      3,421      3,836      7,243

OPERATING EXPENSES:
   Research and development                                    2,553      4,570      5,182     10,125
   Sales and marketing, exclusive of non-cash expense          2,680      9,329      6,228     17,398
   Non-cash sales and marketing                                  352      1,688        450      3,376
   General and administrative, exclusive of non-cash
     expense                                                   3,594      2,330      5,099      5,024
   Non-cash general and administrative                             -        112          -        224
   Provision for doubtful accounts                                 1        555          3      2,610
   Intangible impairment loss                                 10,360          -     10,360          -
   Depreciation and amortization on property and equipment     1,304        838      2,433      1,683
   Amortization of intangible assets                             227      2,463        455      4,483
   Loss on disposal of assets                                    795          7        785          7
                                                           ---------  ---------  ---------  ---------
     Total operating expenses                                 21,866     21,892     30,995     44,930

OPERATING LOSS                                               (21,206)   (19,118)   (28,346)   (41,138)
OTHER INCOME                                                       6         11         12         10
LOSS ON IMPAIRMENT OF INVESTMENTS                                  -     (3,386)         -     (6,484)
INTEREST INCOME                                                  685      1,762      1,418      4,184
INTEREST EXPENSE                                                 (56)       (56)      (112)      (120)
                                                           ---------  ---------  ---------  ---------
NET LOSS                                                    $(20,571)  $(20,787)  $(27,028)  $(43,548)
                                                           =========  =========  =========  =========


  Loss per common share (Note 2):
     Basic                                                 $   (1.32) $   (1.34) $   (1.73) $   (2.81)
     Diluted                                               $   (1.32) $   (1.34) $   (1.73) $   (2.81)

  Weighted average shares outstanding (Note 2):
     Basic                                                    15,588     15,507     15,580     15,507
     Diluted                                                  15,588     15,507     15,580     15,507

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                      (in thousands, except share amounts)

                                                                                        Six months ended
                                                                                             June 30,
                                                                                      --------------------
                                                                                         2002       2001
                                                                                      ---------   --------
     OPERATING ACTIVITIES:
     Net loss                                                                         $ (27,028)  $(43,548)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization on property and equipment                         2,433      1,683
          Amortization of intangible assets                                                 455      4,483
          Loss on impairment of investments                                                   -      5,506
          Impairment of intangible assets                                                10,360
          Loss on impairment of marketable securities                                         -        979
          Gain on sale of investments                                                       (15)       (10)
          Noncash sales and marketing expense                                               450      3,376
          Noncash general and administrative expense                                          -        224
          Provision for doubtful accounts                                                     3      2,610
          Loss on disposal of property and equipment                                        785          7
          Changes in operating assets and liabilities:
             Accounts receivable                                                          1,564     (1,082)
             Prepaid and other current assets                                               876       (815)
             Deposits and other long-term assets                                           (104)       (17)
             Accounts payable and accrued liabilities                                     1,649     (2,189)
             Deferred revenue                                                            (5,227)       777
             Other long-term liabilities                                                     (7)         9
                                                                                      ---------   --------
                       NET CASH USED IN OPERATING ACTIVITIES                            (13,806)   (28,007)

     INVESTING ACTIVITIES:
         Purchase of marketable securities                                              (20,282)   (40,794)
         Proceeds from sale of marketable securities                                      2,628      4,664
         Proceeds from maturity of marketable securities                                 14,140     32,189
         Proceeds from sale of investments                                                  200          -
         Purchase of investments                                                              -     (2,000)
         Proceeds from sale of property and equipment                                        27          -
         Purchases of property and equipment                                                (76)    (2,694)
                                                                                      ---------   --------
                       NET CASH USED IN INVESTING ACTIVITIES                             (3,363)    (8,635)

     FINANCING ACTIVITIES:
         Proceeds from the exercises of stock options                                       136         70
         Proceeds from issuance of common stock related to employee stock
           purchase plan                                                                     78         96
                                                                                      ---------   --------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                                214        166
                                                                                      ---------   --------
     Effect of exchange rate change on cash                                                   3         83
     CHANGE IN CASH AND CASH EQUIVALENTS                                                (16,952)   (36,393)
     CASH AND CASH EQUIVALENTS, beginning of period                                      55,628    118,303
                                                                                      ---------   --------
     CASH AND CASH EQUIVALENTS, end of period                                         $  38,676   $ 81,910
                                                                                      =========   ========
     SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Cash paid for interest                                                       $      56   $     64
                                                                                      =========   ========
     NONCASH TRANSACTIONS:
         Retirement of 82,500 shares of common stock pursuant to a terminated
           employment agreement with former owners of the SAI/Redeo Companies         $       -   $  2,181
                                                                                      =========   ========
         Retirement of 7,500 shares related to the termination of a sales and
           marketing agreement.                                                       $      39   $      -
                                                                                      =========   ========

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the "Company") for the three and six months ended June 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2002 are not necessarily indicative of the results to be obtained for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

NOTE 2.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", using the weighted average number of common shares outstanding. The diluted net loss per share for the three and six months ended June 30, 2002 and 2001 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

                                                                Three months ended   Six months ended
                                                                     June 30,            June 30,
                                                                ------------------  -----------------
                                                                 2002        2001    2002       2001
                                                                ------      ------  ------     ------

Effect of shares issuable under stock options                     180         196     141        289
Effect of shares issuable pursuant to warrants to purchase
   common stock                                                     -           -       -          1
                                                                ------      ------  ------     ------
Total effect of dilutive common stock equivalents                 180         196     141        290
                                                                ------      ------  ------     ------

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

NOTE 4.  RESTRUCTURING AND RELATED COSTS

During 2001 and 2002, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $498,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company's cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closures and consolidation costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2002. The Company's management approved further reductions and reorganizations during the three months ended June 30, 2002, which resulted in restructuring and related charges of $3.8 million. These charges were comprised of

$2.2 million for employee separation and related costs for 102 employees and $1.6 million for facility closures and consolidation costs.

The Company expects to complete the facility closures and consolidation during 2002. The facility closures and consolidation costs relate to the abandonment of the Company's leased facilities in Limerick, Ireland; Maidenhead, England; and near Toronto, Canada, as well as the restructuring of the Company's leased facility in Suwanee, Georgia. Total facility closures and consolidation costs include the write-down of property and equipment and leasehold improvements to their net realizable value, remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

In connection with the Company's continuing restructuring program, the Company implemented a further reduction of its worldwide workforce and incurred a related restructuring charge of approximately $1.3 million during July 2002. The July 2002 charge is comprised of employee separation and related costs for 47 employees.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of June 30, 2002:


                                                                                   Six Months Ended June 30, 2002
                                   Accruals      Expenditures      Balance     -------------------------------------     Balance
                                  During 2001     During 2001     12/31/01     Accruals     Expenditures     Credits    06/30/02
                                  -----------    ------------     --------     --------     ------------     -------    --------
  (in thousands)
  Employee separation costs          $2,939         $2,259         $  680       $2,239          $2,388         $202       $  329
  Facility closure costs              1,218              9          1,209        1,568             401            -        2,376
                                     ------         ------         ------       ------          ------         ----       ------
  Total restructuring and
    related costs                    $4,157         $2,268         $1,889       $3,807          $2,789         $202       $2,705
                                     ======         ======         ======       ======          ======         ====       ======

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 "Reporting Comprehensive Income (Loss)", establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)". "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):


                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                          --------------------    --------------------
                                                            2002         2001        2002        2001
                                                          --------   ---------    --------    --------
     Net loss                                             $(20,571)  $(20,787)    $(27,028)   $(43,548)
     Unrealized gain (loss) on marketable securities            18        812         (164)        709
     Foreign currency translation adjustments                   87         (7)           3          83
                                                          --------   --------     --------    --------
     Comprehensive loss                                   $(20,466)  $(19,982)    $(27,189)   $(42,756)
                                                          ========   ========     ========    ========

NOTE 6. CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of June 30, 2002, four customers accounted for more than 10% each, totaling $1.1 million or 64.2% of the gross accounts receivable balance on that date. The percentage by customer was 23.8%, 18.2%, 11.8%, and 10.4% , respectively, at June 30, 2002. As of
December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001.

During the quarter ended June 30, 2002, two customers accounted for more than 10% of total revenue, totaling $1.0 million or 40.7% of total revenue. The percentage by customer was 30.6% and 10.1% respectively, for the quarter ended June 30, 2002. During the quarter ended June 30, 2001, three customers accounted for more than 10% each, totaling $4.0 million or 63.8% of total revenue. The percentage by customer was 25.0%, 23.9% and 14.9%, respectively, for the quarter ended June 30, 2001. During the six months ended June 30, 2002, one customer accounted for more than 10% of total revenue, totaling $2.6 million or 39.5% of total revenue. During the six months ended June 30, 2001, three customers accounted for more than 10% each, totaling $6.3 million or 57.0% of total revenue. The percentage by customer was 28.2%, 15.3%, and 13.5%, respectively, for the six months ended June 30, 2001.

As a result of BarclaysB2B's recent decision to discontinue its external operations to focus on internal cost reduction, the Company was notified that BarclaysB2B will terminate its current software license and service agreements with the Company effective August 31, 2002. Upon termination the Company will be required to refund to BarclaysB2B prepaid software license and support fees of approximately $2.7 million less costs incurred by the Company associated with terminating the contract. During the six months ended June 30, 2002, revenues from the Company's agreements with BarclaysB2B represented 39.5% of the Company's total revenues for this period.

NOTE 7.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following (in thousands):


                                                                  June 30,   December 31,
                                                                    2002         2001
                                                                  -------    ------------
       Accounts payable                                            $  461       $  588
       Accrued compensation, benefits, and commissions              1,237        1,386
       Restructuring reserves                                       2,705        1,889
       Payable to BarclaysB2B                                       2,657            -
       Other                                                        1,095        2,643
                                                                   ------       ------
         Total                                                     $8,155       $6,506
                                                                   ======       ======

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

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for the Company's 2003 fiscal year. The Company does not believe that SFAS 146 will have a material impact on its financial statements

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". SFAS 145 amends SFAS 13, "Accounting for Leases", eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's financial statements.

At the November 2001 EITF meeting, the FASB released Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company's financial position or results of operations, however, the Company's services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three and six months ended June 30, 2002, the Company recorded revenue from reimbursement of out-of-pocket expenses of approximately $62,000 and $150,000, respectively. For the three and six months ended June 30, 2001, the Company's services fees revenue and cost of services fees revenue increased by approximately $202,000 and $470,000, respectively, as a result of the reclassification of these reimbursements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of". The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company's 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. In the second quarter of 2002, the Company tested goodwill for impairment according to the provisions of SFAS 142 and intangible assets with definite lives according to SFAS 144 due to certain changes in business strategy that effected the Company's business plans, which resulted in an impairment of $6.7 million of goodwill and $3.6 million of intangible assets with definite lives. The Company recorded $2.2 million and $4.0 million, respectively, of amortization expense related to goodwill during the three and six months ended June 30, 2001. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the three and six months ended June 30, 2002.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe" and "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

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

Overview

The Company develops, markets, and supports Internet-based business-to-business ("B2B") e-commerce solutions that automate the procurement, sourcing, and settlement of goods and services. The Company's software helps organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and helps to maximize procurement economies of scale. The Company's digital marketplace solution provides a framework that allows companies to create trading communities and additional revenue opportunities. The Company's solutions also benefit suppliers by reducing sales costs and providing the opportunity to increase revenues. The Company's products have been licensed by customers such as BarclaysB2B, the Burlington Northern and Santa Fe Railway Company, Cox Enterprises, Mastercard International, Union Pacific Corporation, Parsons Brinckerhoff, Smurfit-Stone Container Corporation, and Wachovia Corporation.

In May 2002 the Company announced that it had retained an investment banking firm to assist the Company in exploring all strategic alternatives to enhance stockholder value. Such alternatives may include a sale of the Company, its assets or its product lines or the adoption of a plan of liquidation. In addition, the Company may redeploy its cash to acquire a company or companies that may or may not be related to the Company's current business.

Critical Accounting Policies and Use of Estimates

As a result of the Company's announcement on exploring strategic alternatives and the continuing poor market conditions, the Company has experienced a decline in the demand for its software. While the Company has significantly reduced its head count, the Company's announced strategy makes the retention of certain employees critical to the success of this strategy. There is no guarantee that the Company will be able to successfully execute on its announced strategy to explore all strategic alternatives to enhance stockholder value.

If demand for business-to-business software and related services remain soft, the Company's business, operating results, liquidity and financial condition will be adversely affected. The Company's success depends on market acceptance of e-commerce as a viable method for corporate procurement and other commercial transactions and market adoption of the Company's current and future products. The competitive landscape the Company faces is continuously changing. It is difficult to estimate how competition will affect the Company's revenues.

It is also very difficult to predict the Company's quarterly results. The Company has incurred significant net losses in each year since its inception. The Company may not increase its customer base sufficient to generate the substantial additional revenues necessary to become profitable. The Company has established strategic selling relationships with a number of outside companies. There is no guarantee that these relationships will generate the level of revenues currently anticipated.

The Company's international sales and marketing activities cause the Company's business to be more susceptible to the numerous risks associated with international sales. The Company may not be successful in addressing these and other risks and difficulties that it may encounter. Please refer to the "Risk Factors" sections for additional information regarding the risks associated with the Company's operations and financial condition.

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

      - The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. As a result, the Company recorded a provision for doubtful accounts of $1,000 and $3,000 for the three and six months ended June 30, 2002, respectively. The Company recorded a provision for doubtful accounts of $555,000 and $2.6 million for the three and six months ended June 30, 2001, respectively.

      - The Company has significant long-lived assets, primarily intangibles and goodwill, as a result of acquisitions completed during 2000. The Company currently evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge during the three months ended December 31, 2001 to goodwill and intangible assets based on the amount by which the carrying amount of these assets exceeded fair value. As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company's evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company's assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.7 million and an impairment charge to intangible assets of $3.6 million during the three months ended June 30, 2002. The Company recorded $227,000 of amortization expense related to intangible assets with definite lives during the three months ended June 30, 2002 and 2001. The Company recorded $455,000 of amortization expense related to intangible assets with definite lives during the six months ended June 30, 2002 and 2001. The Company recorded $2.2 million and $4.0 million of amortization expense related to goodwill during the three and six months ended June 30, 2001. As a result of adopting SFAS 142, the Company did not record amortization expense related to goodwill during 2002.

      - The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the three and six months ended June 30, 2001, the Company recorded impairment charges on investments of $3.4 million and $6.5 million, respectively.

      - The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the Company's pending securities lawsuit could adversely affect the Company's business, results of operations, liquidity or financial condition. See "Risk Factors" and "Part II Other Information - Item 1. Legal Proceedings" herein.

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

Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists, but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements.

Operating Expenses

Cost of license fees includes royalties and software duplication and distribution costs. The Company recognizes these costs as software applications are shipped.

Cost of services fees includes personnel related expenses and third-party consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs are recognized as they are incurred for time and material arrangements and are recognized using the percentage of completion method for fixed price arrangements.

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

General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, board of director fees, and the provision for doubtful accounts. The Company allocates the total cost of its information technology function and costs related to the occupancy of its corporate headquarters to each of the functional areas. Information technology expenses include personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services.

Limited Operating History

The Company has a limited operating history as an e-commerce business that makes it difficult to forecast its future operating results. Prior period results should not be relied on to predict the Company's future performance.

Pro-forma Results

The Company prepares and releases quarterly unaudited financial statements prepared in accordance with generally accepted accounting principles ("GAAP"). The Company also discloses and discusses certain pro forma financial information in the related earnings releases and investor conference calls. This pro forma financial information excludes restructuring costs and expenses related to reductions in employee workforce and office closures and consolidation, depreciation and amortization on property and equipment, amortization of intangibles, intangible impairment losses, stock-based compensation expenses, losses realized on the disposal of assets, gains on sales of marketable securities, and losses on impairment of investments, all of which are included in our financial results for GAAP reporting purposes. The Company believes the disclosure of the pro forma financial information helps investors more meaningfully evaluate the results of the Company's ongoing operations. The pro forma measures are not in accordance with GAAP and may be different from pro forma measures used by other companies including the Company's competitors. Therefore, we urge you to carefully review the GAAP financial information included as part of this Form 10-Q, compare GAAP financial information with the pro forma financial results disclosed below and read the associated reconciliation.

            Pro Forma Condensed Consolidated Statements of Operations
                      (in thousands, except per share data)
                                   (unaudited)

                                                                           Three months ended               Six months ended
                                                                                 June 30                          June 30
                                                                        ------------------------       -------------------------
                                                                          2002             2001           2002             2001
REVENUES:
  License fees                                                          $ 1,013         $  3,600       $  2,486         $  5,910
  Services fees                                                           1,531            2,595          3,999            5,125
                                                                        -------         --------       --------         --------
      TOTAL REVENUES                                                      2,544            6,195          6,485           11,035

COST OF REVENUES:
  License fees                                                                3               80             17              124
  Services fees                                                           1,336            3,341          3,274            6,958
                                                                        -------         --------       --------         --------
      TOTAL COST OF REVENUES                                              1,339            3,421          3,291            7,082

OPERATING EXPENSES:
  Research and development                                                1,806            4,570          4,435           10,125
  Sales and marketing                                                     2,046            9,329          5,796           17,264
  General and administrative                                              1,714            2,885          3,221            7,416
                                                                        --------        --------       --------         --------
      TOTAL OPERATING EXPENSES                                            5,566           16,784         13,452           34,805
                                                                        --------        --------       --------         --------
  Operating loss                                                        $(4,361)        $(14,010)      $(10,258)        $(30,852)
  Loss on foreign currency transactions                                      (9)               -             (3)               -
  Interest income, (net)                                                    629            1,706          1,306            4,064
                                                                        --------        --------       --------         --------
  Pro forma net loss                                                    $(3,741)        $(12,304)      $ (8,955)        $(26,788)
                                                                        ========        ========       ========         ========
  Weighted average shares outstanding - basic and diluted                15,588           15,507         15,580           15,507
                                                                        ========        ========       ========         ========
  Pro forma net loss per share - basic and diluted                      $ (0.24)        $  (0.79)      $  (0.57)        $  (1.73)
                                                                        ========        ========       ========         ========

              Reconciliation of GAAP Net Loss to Pro Forma Net Loss
                      (in thousands, except per share data)
                                   (unaudited)

                                                                          Three months ended               Six months ended
                                                                                June 30                         June 30
                                                                         2002            2001             2002          2001
                                                                       -------------------------       ------------------------
  Net loss                                                             $(20,571)        $(20,787)      $(27,028)       $(43,548)
   Restructuring costs/1/                                                 3,807                -          3,605             513
   Depreciation and amortization on property and equipment                1,304              838          2,433           1,683
   Amortization of intangibles                                              227            2,463            455           4,483
   Intangible impairment loss                                            10,360                -         10,360               -
   Stock-based compensation                                                 352            1,800            450           3,600
   Loss on disposal of assets                                               795                7            785               7
   Gain on sale of marketable securities                                    (15)             (11)           (15)            (10)
   Loss on impairment of investments                                          -            3,386              -           6,484
                                                                       --------         --------       --------        --------
   Pro forma net loss                                                  $ (3,741)        $(12,304)      $ (8,955)       $(26,788)
                                                                       ========         ========       ========        ========
  Weighted average shares outstanding - basic and diluted                15,588           15,507         15,580          15,507
                                                                       --------         --------       --------        --------
   Pro forma net loss per share - basic and diluted                    $  (0.24)        $  (0.79)      $  (0.57)       $  (1.73)
                                                                       --------         --------       --------        --------

----------
/1/ Restructuring costs are comprised of employee severance and termination costs and office closures and consolidation costs. For the three and six months ended June 30, 2002 and 2001, these costs consist of the following:

     (in thousands)                     Three Months Ended     Three Months Ended   Six Months Ended     Six Months Ended
                                          June 30, 2002           June 30, 2001       June 30, 2002       June 30, 2001
     Cost of services fees revenue        $   545                   $   -                $   545                $  161
     Research and development                 747                       -                    747                     -
     Sales and marketing                      634                       -                    432                   134
     General and administrative             1,881                       -                  1,881                   218
                                          -------                   -----                -------                ------
     Total                                $ 3,807                   $   -                $ 3,605                $  513
                                          =======                   =====                =======                ======

Restructuring and Related Costs

During 2001 and 2002, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $498,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company's cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closures and consolidation costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2002. The Company's management approved further reductions and reorganizations during the three months ended June 30, 2002, which resulted in restructuring and related charges of $3.8 million. These charges were comprised of $2.2 million for employee separation and related costs for 102 employees and $1.6 million for facility closures and consolidation costs.

The Company expects to complete the facility closures and consolidation during 2002. The facility closures and consolidation costs relate to the abandonment of the Company's leased facilities in Limerick, Ireland; Maidenhead, England; and near Toronto, Canada, as well as the restructuring of the Company's leased facility in Suwanee, Georgia. Total facility closures and consolidation costs include the write-down of property and equipment and leasehold improvements to their net realizable value, remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

In connection with the Company's continuing restructuring program, the Company implemented a further reduction of its worldwide workforce and incurred a related restructuring charge of approximately $1.3 million during July, 2002. The July 2002 charge is comprised of employee separation and related costs for 47 employees.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of June 30, 2002:

                                                                                     Six Months Ended June 30, 2002
                                     Accruals       Expenditures      Balance      -----------------------------------    Balance
                                   During 2001       During 2001      12/31/01     Accruals    Expenditures    Credits    06/30/02
                                   -----------      ------------      --------     --------    ------------    -------    --------
  (in thousands)
  Employee separation costs         $2,939              $2,259        $   680      $ 2,239       $   2,388      $ 202      $  329
  Facility closure costs             1,218                   9          1,209        1,568             401          -       2,376
                                    ------              ------        -------      -------       ---------      -----      ------
  Total restructuring and
  related costs                     $4,157              $2,268        $ 1,889      $ 3,807       $   2,789      $ 202      $2,705
                                    ======              ======        =======      =======       =========      =====      ======

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Results of Operations

Revenues

Total Revenues. Total revenues for the quarter ended June 30, 2002 decreased 58.9% to $2.5 million from $6.2 million during the same period in 2001. Total revenues for the six months ended June 30, 2002 decreased 41.2% to $6.5 million from $11.0 million during the same period in 2001. The decrease in total revenues in both periods resulted primarily from a decrease in license revenue due to reduced demand for the Company's software products as a result of reduced information technology spending and the announcement by the Company to explore all strategic alternatives during the quarter ended June 30, 2002. During the quarter ended June 30, 2002, two customers accounted for more than 10% of total revenue, totaling $1.0 million or 40.7% of total revenue. The percentage by customer was 30.6% and 10.1% respectively, for the quarter ended June 30, 2002. During the quarter ended June 30, 2001, three customers accounted for more than 10% each, totaling $4.0 million or 63.8% of total revenue. The percentage by customer was 25.0%, 23.9%, and 14.9%, respectively, for the quarter ended June 30, 2001. During the six months ended June 30, 2002, one customer accounted for more than 10% of total revenue, totaling $2.6 million or 39.5% of total revenue. During the six months ended June 30, 2001, three customers accounted for more than 10% each, totaling $6.3 million or 57.0% of total revenue. The percentage by customer was 28.2%, 15.3% and 13.5%, respectively, for the six months ended June 30, 2001.

As a result of BarclaysB2B's recent decision to discontinue its external operations to focus on internal cost reduction, the Company was notified that BarclaysB2B will terminate its current software license and service agreements with the Company effective August 31, 2002. Upon termination the Company will be required to refund to BarclaysB2B prepaid software license and support fees of approximately $2.7 million less costs incurred by the Company associated with terminating the contract. During the six months ended June 30, 2002, revenues from the Company's agreements with BarclaysB2B represented 39.5% of the Company's total revenues for this period.

License Fees. License fees decreased 71.9% to $1.0 million or 39.8% of total revenues, for the quarter ended June 30, 2002 from $3.6 million, or 58.1% of total revenues, for the same period in 2001. License fees decreased 57.9% to $2.5 million or 38.3% of total revenues, for the six months ended June 30, 2002 from $5.9 million, or 53.6% of total revenues, for the same period in 2001. The decrease in license fees was primarily attributable to the decision by the Company to explore strategic alternatives during the quarter ended June 30, 2002, the softening demand for business-to-business software and the information technology market generally.

Services Fees. Services fees decreased 41.0% to $1.5 million for the quarter ended June 30, 2002, from $2.6 million for the same period in 2001. Services fees decreased 22.0% to $4.0 million, for the six months ended June 30, 2002, from $5.1 million for the same period in 2001. Services fees, however, increased as a percentage of total revenues to 60.2%, for the quarter ended June 30, 2002, from 41.9% during the same period in 2001, and to 61.7% for the six months ended June 30, 2002, from 46.4% during the same period in 2001. The decrease in services fees revenue for the three and six months ended June 30, 2002 is primarily attributable to a decrease in implementation and training services, a direct result of the decrease in the amount of software licensed, partially offset by an increase in maintenance fees. As a result of the decision by the Company to explore strategic alternatives during the quarter ended June 30, 2002, the Company anticipates certain customers may terminate their relationships with the Company which would result in a decrease in maintenance fees in future periods.

Cost of Revenues

Total Cost of Revenues. Cost of revenues decreased 44.9% to $1.9 million, or 74.1% of total revenue, during the quarter ended June 30, 2002 from $3.4 million, or 55.2% of total revenue, during the same period in 2001. Cost of revenues decreased 47.0% to $3.8 million, or 59.2% of total revenue, during the six months ended June 30, 2002 from $7.2 million, or 65.6% of total revenue, during the same period in 2001. The decreases in cost of revenues are primarily a result of a decrease in the cost of services fees due to lower personnel related costs, partially offset by costs associated with restructuring costs incurred during the three months ended June 30, 2002. During the three months ended June 30, 2002, the Company had an average of 64.5% fewer employees in services compared to the same period in 2001. During the six months ended June 30, 2002, the Company had an average of 61.5% fewer employees in services compared to the same period in 2001. The reduced personnel related costs are a result of Company instituted cost control measures that began during 2001 and the Company's announced strategy in May 2002 to pursue strategic alternatives such as a sale of the Company, its assets or its product lines.

Cost of License Fees. Cost of license fees decreased 96.3% to $3,000 in the second quarter of 2002 from $80,000 in the second quarter of 2001. Cost of license fees decreased 86.3% to $17,000 in the first six months of 2002 from $124,000 in the first six months of 2001. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

Cost of Services Fees. Cost of services fees decreased 43.7% to $1.9 million, or 122.9% of total services fees revenues, during the quarter ended June 30, 2002 compared to $3.3 million, or 128.7% of total services fees revenues, during the same period in 2001. Cost of services fees decreased 46.4% to $3.8 million, or 95.5% of total services fees revenues, during the six months ended June 30, 2002 compared to $7.1 million, or 138.9% of total services fees revenues, during the same period in 2001. As discussed above, the decrease in the cost of services fees was primarily attributable to lower personnel related costs in both the services implementation and customer support areas, partially offset by costs associated with restructuring costs incurred during the three months ended June 30, 2002. The Company incurred costs related to employee severance and related costs of $545,000 during the three months ended June 30, 2002 and costs of $161,000 during the three months ended March 31, 2001.

Research and Development Expense

Research and development expenses decreased 44.1% to approximately $2.6 million, or 100.4% of total revenues, during the quarter ended June 30, 2002 from $4.6 million, or 73.8% of total revenues, during the same period in 2001. During the six months ended June 30, 2002, research and development expenses decreased 48.8% to approximately $5.2 million, or 79.9% of total revenues from $10.1 million, or 91.8% of total revenues, during the same period in 2001. Research and development expenses decreased primarily as a result of a reduction in personnel related costs and consulting fees incurred to develop the Company's products, partially offset by costs associated with restructuring costs incurred during the three months ended June 30, 2002. Consulting fees were $196,000 in the second quarter of 2002 compared to $1.6 million in the second quarter of 2001. During the three months ended June 30, 2002, the Company had an average of 52.5% fewer employees in the research and development area compared to the same period of 2001. Consulting fees were $706,000 in the first six months of 2002 compared to $3.7 million in the first six months of 2001. During the six months ended June 30, 2002, the Company had an average of 46.5% fewer employees in the research and development area compared to the same period of 2001. The Company incurred costs related to employee severance and related costs of $747,000 during the three months ended June 30, 2002. The Company did not incur any severance or related costs during the three or six month periods ended June 30, 2001.

Sales and Marketing Expense, exclusive of non-cash expense

Sales and marketing expenses decreased 71.3% to $2.7 million, or 105.3% of total revenues, during the quarter ended June 30, 2002 from $9.3 million, or 150.6% of total revenues, during the same period in 2001. Sales and marketing expenses decreased 64.2% to $6.2 million, or 96.0% of total revenues, during the six months ended June 30, 2002 from $17.4 million, or 157.7% of total revenues, during the same period in 2001. The decrease was primarily attributable to a decrease in variable compensation as a result of lower license revenue during the period and a decrease in sales and marketing personnel, partially offset by costs associated with restructuring costs incurred during the three months ended June 30, 2002. The Company had an average of 72.1% fewer employees during the second quarter of 2002 in the sales, marketing and business development areas compared to the second quarter of 2001. The Company had an average of 67.5% fewer employees during the first six months of 2002 in the sales, marketing and business development areas compared to the first six months of 2001. The Company incurred severance and related costs of $634,000 and $432,000, respectively, during the three and six months ended June 30, 2002. The company incurred no costs during the three months ended June 30, 2001 and $134,000 during the six months ended June 30, 2001.

Noncash Sales and Marketing Expense

During the three months ended June 30, 2002 and 2001, noncash sales and marketing expenses of approximately $352,000 and $1.7 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. The Company recognized $450,000 and $3.4 million, respectively, associated with these agreements during the six months ended June 30, 2002 and 2001. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom were also customers, in exchange for their participation in the Company's sales and marketing efforts. The decrease in noncash sales and marketing expense during 2002 is due to the termination of the sales and marketing agreement with one customer during the fourth quarter of 2001. As of June 30, 2002 all deferred sales and marketing costs, previously capitalized, have been expensed.

General and Administrative, Exclusive of Noncash Expense

General and administrative expenses, including the provision for doubtful accounts, increased 24.6% to $3.6 million during the quarter ended June 30, 2002, or 141.3% of total revenue from $2.9 million, or 46.6% of total revenues, during the same period in 2001. General and administrative expenses, including the provision for doubtful accounts, decreased 33.2% to $5.1 million during the six months ended June 30, 2002, or 78.7% of total revenue from $7.6 million, or 69.2% of total revenues, during the same period in 2001. The increase in general and administrative expense for the three months ended June 30, 2002 was primarily attributable to severance related costs and facility restructuring costs partially offset by a decrease in the provision for doubtful accounts and reduced headcount. The Company had approximately $313,000 of severance related costs and approximately $1.6 million in facility restructuring expenses during the three months ended June 20, 2002. The Company had an average of 50.5% fewer employees during the three months ended June 30, 2002 in the general and administrative areas compared to the same period of 2001. The Company recorded a provision for doubtful accounts of $1,000 during the three months ended June 30, 2002 compared to a provision of $555,000 for the three months ended June 30, 2001. The decrease in general and administrative expense for the six months ended June 30, 2002 was primarily attributable to a decrease in the provision for doubtful accounts and reduced headcount, partially offset by severance and related costs and facility restructuring costs. The Company had an average of 50.9% fewer employees during the six months ended June 30, 2002 in the general and administrative areas compared to the same period of 2001. The Company recorded a provision for doubtful accounts of $3,000 during the six months ended June 30, 2002 compared to a provision of $2.6 million for the six months ended June 30, 2001.

Noncash General and Administrative Expense

For the three months ended March 31, 2001, noncash general and administrative expenses were $112,000, or 1.8% of total revenues. For the six months ended June 30, 2001, noncash general and administrative expenses were $224,000, or 2.0% of total revenues. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. The amount expensed during 2001 relates primarily to these options.

Loss on Impairment of Intangible Assets

In the second quarter of 2002, the Company recognized a goodwill impairment loss of $6.7 million and an intangible asset impairment loss of $3.6 million as a result of a change in the Company's strategic direction. The Company periodically evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company's evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company's assets exceeded fair value. As a result the Company recorded an additional impairment charge to goodwill and intangible assets of $10.4 million during the three months ended June 30, 2002.

Depreciation and Amortization on Property and Equipment

Depreciation and amortization on property and equipment increased to $1.3 million in the quarter ended June 30, 2002 from $838,000 in the same period of 2001. Depreciation and amortization on property and equipment increased to $2.4 million in the six months ended June 30, 2002 from $1.7 million in the same period of 2001. The increase in depreciation and amortization on property and equipment during 2002 is primarily due to financial, professional services management and customer relationship software implemented during 2001.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $227,000 during the three months ended June 30, 2002 from $2.5 million during the same period of 2001. Amortization of intangible assets decreased to $455,000 during the six months ended June 30, 2002 from $4.5 million during the same period of 2001. The decrease is primarily the result of adopting SFAS 142, effective January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. The amortization during 2002 relates to intangible assets with definite lives. As a result of adopting SFAS 142, the Company did not recognize any amortization related to goodwill during 2002. The Company recorded $2.2 million of amortization expense related to goodwill during the three months ended June 30, 2001 and $4.0 million during the six months ended June 30, 2001. The Company recorded $227,000 of amortization related to intangible assets with definite lives during the three months ended June 30, 2001 and $455,000 during the six months ended June 30, 2001.

Loss on Disposal of Assets

For the three and six month periods ended June 30, 2002, the Company recorded a loss on the disposal of assets of $795,000 and $785,000, respectively. For the three and six month periods ended June 30, 2001, the Company recorded a loss on the disposal of assets of $7,000. The increase in the loss on the disposal of assets in the second quarter of 2002 is primarily attributable to the write down of assets located in the Maidenhead and Limerick offices to their net realizable value.

Other Income

For the three months ended June 30, 2002 and 2001, the Company recorded other income of $6,000 and $11,000, respectively. For the six months ended June 30, 2002, and 2001 the Company recorded other income of $12,000 and $10,000 respectively. These amounts are comprised of losses on foreign currency and realized gains and losses on marketable securities.

Loss on Impairment of Investments

During the three and six months ended June 30, 2001, the Company recorded a loss on impairment of investments of approximately $3.4 million and $6.5 million, respectively. These losses were necessitated by other than temporary losses to the value of investments the Company has made in privately held companies. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions.

Interest Income

Interest income decreased to $685,000 in the second quarter of 2002, or 26.9% of total revenues from $1.8 million, or 28.4% of total revenues, in the same period of 2001. Interest income decreased to $1.4 million in the first six months of 2002, or 21.9% of total revenues from $4.2 million, or 37.9% of total revenues, in the same period of 2001. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense

Interest expense for the three months ended June 30, 2002 and 2001 was $56,000. Interest expense for the six months ended June 30, 2002 was $112,000 compared to $120,000 during the same period of 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2002 and 2001 is primarily related to this agreement. The $5.0 million is due on March 15, 2005.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and six months ended June 30, 2002 and 2001, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased to $38.7 million at June 30, 2002 from $55.6 million at December 31, 2001. Marketable securities increased to $68.6 million at June 30, 2002 from $65.3 million at December 31, 2001. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used to fund operating losses.

Cash used in operating activities was approximately $13.8 million during the six months ended June 30, 2002. The cash used was primarily attributable to the Company's net loss and to a decrease in deferred revenue partially offset by noncash items, an increase in accounts payable and a decrease in accounts receivable and prepaid and other assets. Cash used in operating activities was approximately $28.0 million during the six months ended June 30, 2001. The cash used was primarily attributable to the Company's net loss, an increase in accounts receivable and prepaid and other current assets, and a decrease in accounts payable and accrued liabilities partially offset by noncash items and an increase in deferred revenue.

Cash used for investing activities was approximately $3.4 million during the six months ended June 30, 2002. The cash was used primarily for purchases of marketable securities partially offset by the sale of investments and the sale and maturity of marketable securities. Cash used by investing activities was approximately $8.6 million during the six months ended June 30, 2001. The cash used by investing activities was primarily attributable to the purchase of marketable securities, the purchase of property and equipment and an investment in a private company partially offset by proceeds received from the sale and maturity of marketable securities.

Cash provided by financing activities was approximately $214,000 during the six months ended June 30, 2002, and approximately $166,000 during the six months ended June 30, 2001. The cash provided by financing activities during the six months ended June 30, 2002 and 2001 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of June 30, 2002, four customers accounted for more than 10% each, totaling $1.1 million or 64.2% of the gross accounts receivable balance on that date. The percentage by customer was 23.8%, 18.2%, 11.8%, and 10.4%, respectively, at June 30, 2002. As of
December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001.

During the quarter ended June 30, 2002, two customers accounted for more than 10% of total revenue, totaling $1.0 million or 40.7% of total revenue. The percentage by customer was 30.6% and 10.1% respectively, for the quarter ended June 30, 2002. During the quarter ended June 30, 2001, three customers accounted for more than 10% each, totaling $4.0 million or 63.8% of total revenue. The percentage by customer was 25.0%, 23.9%, and 14.9%, respectively, for the quarter ended June 30, 2001. During the six months ended June 30, 2002, one customer accounted for more than 10% of total revenue, totaling $2.6 million or 39.5% of total revenue. During the six months ended June 30, 2001, three customers accounted for more than 10% each, totaling $6.3 million or 57.0% of total revenue. The percentage by customer was 28.2%, 15.3%, and 13.5%, respectively, for the six months ended June 30, 2001.

As a result of BarclaysB2B's recent decision to discontinue its external operations to focus on internal cost reduction, the Company was notified that BarclaysB2B will terminate its current software license and service agreements with the Company effective August 31, 2002. Upon termination the Company will be required to refund to BarclaysB2B prepaid software license and support fees of approximately $2.7 million less costs incurred by the Company associated with terminating the contract. During the six months ended June 30, 2002, revenues from the Company's agreements with BarclaysB2B represented 39.5% of the Company's total revenues for this period.

At the July 15, 2002 meeting of the Company's Board of Directors, the Board resolved to recommend to the stockholders of the Company for approval at the next meeting called for any purpose, that costs incurred by Warren B. Kanders, Burtt R. Erlich and Nicholas Sokolow in connection with the solicitation of proxies for the 2002 annual meeting, be reimbursed by the Company. These costs are approximately $500,000.

On March 14, 2000, the Company entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note (the "Note") in the original principal amount of $5.0 million. The Note is due March 15, 2005 and the $5.0 million principal amount was placed in investment grade cash equivalents. Upon the occurrence of a change of control, as defined in the Note, the Company would be required to prepay the outstanding principal amount of the Note, together with any unpaid interest, within five business days after the occurrence of a change of control. As part of the Company's announced strategic alternatives process, many strategic options could constitute a change of control, as defined in the Note, and require a prepayment of the Note, together with any unpaid interest.

At June 30, 2002, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

Although operating activities may provide cash in certain periods, to the extent the Company incurs continuing operating losses or experiences growth in the future, the Company's operating and investing activities will continue to use cash. The Company currently estimates uses of cash to fund operating losses and for purchases of property and equipment. The actual use of cash in operations during 2002 will be impacted dramatically by any fluctuations in projected revenue as the Company's operating expenses are relatively fixed in the short term. The Company currently believes that existing cash and cash equivalents and marketable securities will be sufficient to meet operating and investing needs for the foreseeable future.

The following summarizes the Company's contractual obligations and commercial commitments at June 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                       Total           2002            2003           2004           2005            2006          Thereafter
                       -----           ----            ----           ----           ----            ----          ----------
(in thousands)
Long-term debt       $  5,000         $    -         $     -        $     -        $ 5,000          $     -          $    -
Operating leases        6,990            914           1,774          1,803          1,802              644              53
                     --------         ------         -------        -------        -------          -------          ------
Total                $ 11,990         $  914         $ 1,774        $ 1,803        $ 6,802          $   644          $   53
                     ========         ======         =======        =======        =======          =======          ======

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

Related Party Transactions

On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during the fourth quarter of 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January, 2002. At the May 21, 2002 Annual Meeting of stockholders, Mr. Johnson was not re-elected a director of the Company.

On February 7, 2002 Todd Hewlin joined the Company's board of directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during the three months ended March 31, 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during the fourth quarter of 2001. The Company expensed an additional $54,000 during the three months ended March 31, 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations. At the May 21, 2002 Annual Meeting of stockholders, Mr. Hewlin was not re-elected a director of the Company.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for the Company's 2003 fiscal year. The Company does not believe that SFAS 146 will have a material impact on its financial statements

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". SFAS 145 amends SFAS 13, "Accounting for Leases", eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's financial statements.

At the November 2001 EITF meeting, the FASB released Staff Announcement Topic D-103, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred" stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company's financial position or results of operations, however, the Company's services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three and six months ended June 30, 2002, the Company recorded revenue from reimbursement of out-of-pocket expenses of approximately $62,000 and $150,000, respectively. For the three and six months ended June 30, 2001, the Company's services fees revenue and cost of services fees revenue increased by approximately $202,000 and $470,000, respectively, as a result of the reclassification of these reimbursements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of". The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company's 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. In the second quarter of 2002, the Company tested goodwill for impairment according to the provisions of SFAS 142 and intangible assets with definite lives according to SFAS 144 due to certain changes in business strategy that effected the Company's business plans, which resulted in an impairment of $6.7 million of goodwill and $3.6 million of intangible assets with definite lives. The Company recorded $2.2 million and $4.0 million, respectively, of amortization expense related to goodwill during the three and six months ended June 30, 2001. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the three and six months ended June 30, 2002.

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

Risk Factors

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on the Company's business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

The Company's announced plans to pursue all strategic alternatives to enhance stockholder value have, and are likely to continue to, reduce the demand for the Company's software.

In May 2002 the Company announced that it had retained an investment banking firm to assist the Company in exploring all strategic alternatives to enhance stockholder value. As a result of this announced strategy and steps taken by the Company to reduce its operating expenses, the Company has experienced a decline in the demand for its software and its ability to acquire new customers. The Company has significantly reduced the number of its sales and marketing personnel from approximately 46 in April, 2002 to approximately 3 in August, 2002. Management believes that demand for the Company's software will continue to decline as a result of the Company's announced strategy. Continued decline in demand for the Company's products and services will negatively affect the Company's business, results of operations, liquidity and financial condition.

The Company's announced plans to pursue strategic alternatives has caused, and is likely to continue to cause, the Company to lose its customers.

The uncertainty surrounding the Company's announced strategy to pursue strategic alternatives has caused the Company's customers to question the Company's long-term commitment to its software and electronic commerce products and services. As a result, certain customers have indicated that they may terminate their relationships with the Company. If this uncertainty continues, the Company expects to lose existing software customers.

The Company's ability to execute on its announced strategy to pursue strategic alternatives has been adversely effected by market conditions and the Company's declining business.

Market conditions and the Company's public announcement to seek alternatives such as the sale of the Company, its assets, product lines or adopt a plan of liquidation has made it more difficult for the Company to negotiate the terms of any such transaction. As a result, the Company may not be able to sell the Company, its assets or product lines on terms that are acceptable to the Company or at all. If the Company does not successfully negotiate the sale of the Company, its assets or product lines, the Company may cease operating its software and electronic commerce business.

As the Company pursues its announced strategy of pursuing strategic alternatives, the Company is dependent on certain key executives and employees.

To execute on the Company's announced strategy to reduce its operating expenses and pursue a sale of the Company, its assets, product lines, or plan of liquidation, the Company must retain critical executives and certain employees that work in the support and services and development areas. The familiarity of these individuals with the Company's current products and services makes them especially critical to the Company's success in executing on any of its announced strategies. The loss of any such key executives or employees could make it more difficult for the Company to pursue and execute on its announced strategies.

There is no guarantee that the Company will continue to operate its software and electronic commerce business.

The Company may use a substantial portion of its cash to acquire a business or businesses that are not related or complementary to the Company's current software and electronic commerce business. The Company may determine not to continue any operations and it may adopt a plan of liquidation. The Company may not be successful in any business it may acquire.

Any acquisitions that the Company attempts or makes could prove difficult to integrate or require a substantial commitment of management time and other resources.

As part of the Company's announced strategy, the Company may seek to acquire or invest in additional businesses, products or technologies that may or may not complement or expand its current business. The Company's management may not have experience in operating the types of business that may be acquired by the Company. In addition, acquisitions, particularly acquisitions of unrelated businesses, involve a number of special problems including:

     .    executing successful due diligence;

     . difficulty integrating acquired technologies, operations and personnel with the existing businesses;

     . diversion of management attention in connection with both negotiating the acquisitions and integrating the assets;

     . strain on managerial and operational resources as management tries to oversee larger operations;

     .    the funding requirements for acquired companies may be significant;

     .    exposure to unforeseen liabilities of acquired companies;

     . increased risk of costly and time-consuming litigation, including stockholder lawsuits; and

     . the requirement to record potentially significant additional future operating costs for the amortization of intangible assets.

The Company may not be able to successfully address these problems. Moreover, the Company's future operating results will depend to a significant degree on its ability to successfully integrate acquisitions (if any) and manage operations while also controlling expenses.

In addition, if the Company identifies an appropriate acquisition opportunity, the Company may not be able to negotiate the terms of that acquisition successfully. The Company may not be able to select, manage or absorb or integrate any future acquisitions successfully, particularly acquisitions of large companies. Any acquisition, even if successfully integrated, may not benefit the stockholders.

The softening demand for business-to-business software and related services has and is likely to continue to negatively affect the Company's software business, operating results, liquidity and financial condition.

The Company's revenue growth and operating results depend significantly on the overall demand for technological goods and services, and in particular, demand for business-to-business software and services. Softening demand for these products and services caused by ongoing economic uncertainty and recently, the Company's announced strategy to pursue strategic alternatives has contributed to and will continue to contribute to lower revenues.

The success of the Company's software business depends upon market acceptance of e-commerce as a reliable method for corporate procurement and other commercial transactions.

Market acceptance of e-commerce, generally, and the Internet specifically, as a forum for corporate procurement is subject to a number of risks. The success of the Company's suite of business-to-business e-commerce applications, including Clarus eProcurement and Clarus eMarket, depends upon the development and expansion of the market for Internet-based software applications, in particular e-commerce applications. This market is rapidly evolving. Many significant issues relating to commercial use of the Internet, including security, reliability, cost, ease of use, quality of service and government regulation, remain unresolved and could delay or prevent Internet growth. If widespread use of the Internet for commercial transactions does not develop or if the Internet otherwise does not develop as an effective forum for corporate procurement, the demand for the Company's product suite and our overall business, operating results, liquidity and financial condition will be materially and adversely affected.

The Company's settlement platform is a new technology product in an evolving market.

The Company's settlement product is a technology that is currently being marketed to early-adopting customers. The Company has limited experience in marketing this product. If the market for the settlement product fails to completely develop or develops more slowly than the Company anticipates or if the Company fails to develop and gain market acceptance of this product, the Company's software business, operating results, liquidity and financial condition could be materially and adversely affected.

The Company's quarterly operations are volatile and default to predict. If the Company fails to meet the expectations of public market analysts or investors the market price of the Company's common stock may decrease significantly.

The Company believes that its quarterly and annual operating results will fluctuate significantly in the future, and the results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, the market price of the Company's common stock could decrease substantially.

Because the percentage of the Company's revenues represented by maintenance services and other recurring forms of revenue is smaller than that of many software companies with a longer history of operations, the Company does not have a significant recurring revenue stream that could lessen the effect of quarterly fluctuations in operating results. Many factors may cause significant fluctuations in the Company's quarterly and annual operating results, including:

     .    changes in the demand for the Company's products;

     . the timing, composition and size of orders from the Company's customers;

     .    customer spending patterns and budgetary resources;

     .    the Company's success in attracting new customers;

     .    the timing of introductions or enhancements to the Company's products;

     . changes in the Company's pricing policies or those of the Company's competitors;

     . the Company's ability to anticipate and adapt effectively to developing markets and rapidly changing technologies;

     . the Company's ability to retain and motivate critical personnel, particularly within the Company's finance and support and services organizations;

     . the publication of opinions or reports about the Company, its products, its competitors or their products;

     .    unforeseen events affecting business-to-business e-commerce;

     .    changes in general economic conditions;

     .    bad debt write-offs;

     .    impairment of intangibles;

     .    impairment of investments;

     . actions taken by the Company's competitors, including new product introductions and enhancements;

     .    restructuring of the Company's operations and related charges;

     . the Company's ability to scale its network and operations to support large numbers of customers, suppliers and transactions;

     . the Company's success in maintaining and enhancing existing relationships and developing new relationships with strategic partners, including application service providers, systems integrators, resellers and other partners; and

     .    the Company's ability to control its costs.

The Company's quarterly revenues are especially subject to fluctuation because they can depend on the sale of relatively large orders for the Company's products and related services. As a result, the Company's quarterly operating results may fluctuate significantly if the Company is unable to complete one or more substantial sales in a given quarter.

The Company's stock price is highly volatile.

The Company's stock price has fluctuated dramatically. The market price of the Company's common stock may decrease significantly in the future in response to the following factors, some of which are beyond the Company's control:

     .    variations in the Company's quarterly operating results;

     . announcements that the Company's revenue or income are below analysts' expectations;

     . changes in analysts' estimates of the Company's performance or industry performance;

     .    changes in market valuations of similar companies;

     .    sales of large blocks of the Company's common stock;

     . announcements by the Company or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

     . loss of a major customer or failure to complete significant license transactions;

     .    additions or departures of key personnel; and

     . fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

The Company may be required to defer recognition of license fee revenue for a significant period of time after entering into a license agreement, which could negatively impact the Company's financial results.

The Company may be required to defer recognition of license fee revenue for a significant period of time after entering into a license agreement for a variety of transactions, including:

     . transactions that include both currently available software products and products that are under development or other undeliverable elements;

     . transactions where the customers demand services that include significant modifications or customizations that could delay product delivery or acceptance;

     . transactions that involve acceptance criteria that may preclude revenue recognition or if there are identified product-related issues, such as performance issues; and

     . transactions that involve payment terms or fees that depend on contingencies.

Generally accepted accounting principles ("GAAP") for software revenue recognition requires that the Company's license agreements meet specific criteria in order to recognize revenue when we initially deliver software. Although the Company has standard form license agreements that are designed to meet the GAAP criteria for immediate revenue recognition on delivered elements, the Company does on some occasions negotiate the terms of its license agreements. Some of these negotiated agreements may not meet the GAAP criteria for immediate software revenue recognition on delivered elements.

Although the Company's business model allows for time-based license agreements, the Company continues to record some of its license fee revenue upon software delivery. The deferral of license fee revenue recognition on these agreements could have an adverse effect on our financial results.

The Company may not generate the additional revenues and cut operating cost necessary to become profitable.

The Company has incurred significant net losses in each year since its formation. In addition, the Company has incurred significant costs to develop its e-commerce technology and products, and to recruit and train personnel. The Company believes its success is contingent upon increasing its customer base and reducing operating costs. The Company cannot guarantee that it will be able to generate the additional revenue and cut operating costs necessary to be profitable.

If the Company's flexible payment options are not well received, the market may adopt the Company's products at a slower rate than anticipated, and the Company's business may suffer materially.

The Company offers flexible payment methods to its customers. These programs are unproven and represents a significant departure from the fee-based software licensing strategies that the Company has traditionally employed. If the Company does not successfully execute these programs, the market may adopt its products at a slower rate than anticipated and the Company's business may suffer materially.

The adoption rate of the Company's flexible payment options may, from quarter to quarter, fluctuate or be rejected by the market altogether. As the Company continues this program, the Company may find that the majority of its revenues continue to come from traditional revenue recognition license arrangements that result in revenues being recognized upon delivery. If the results of the Company's flexible payment options program fluctuate due to uneven adoption rates or if the Company's program is rejected entirely, its business, results of operations, liquidity and financial condition would be materially and adversely affected.

An increase in the length of the Company's sales cycle may contribute to fluctuations in its operating results.

As the Company pursues its announced strategy of exploring and pursuing strategic alternatives, the length of its sales cycle is likely to increase. The loss or delay of orders due to increased sales and evaluation cycles could materially and adversely affect its business, results of operations, liquidity and financial condition and, in particular, could contribute to significant fluctuations in its quarterly operating results. A customer's decision to license and implement its solutions may present significant enterprise-wide implications for the customer and involve a substantial commitment of its management and resources. The period of time between initial customer contact and the purchase commitment typically ranges from four to nine months for the Company's applications. The Company's sales cycle could extend beyond current levels as a result of lengthy evaluation and approval processes that typically accompany major initiatives or capital expenditures or other delays over which the Company has little or no control.

The Company may not be able to maintain referenceable accounts.

The implementation of the Company's product suite by buying organizations can be complex, time consuming and expensive. In many cases, these organizations must change established business practices and conduct business in new ways. The Company's ability to attract additional customers for its product suite will depend on using its existing customers as referenceable accounts. As a result, the Company's solutions may not achieve significant market acceptance. In addition, current customers are subject to the effects of being acquired, which may jeopardize their use of the Company's products and referencability in the future.

Market adoption for the Company's solutions will be impeded if the Company does not continue to establish and maintain strategic relationships.

The Company's success depends in part on the ability of its strategic partners to expand market adoption of its solutions. If the Company is unable to maintain its existing strategic partnerships or enter into new partnerships, the Company would also lose anticipated customer introductions and co-marketing benefits.

The Company relies exclusively on third-party content services providers to provide catalog aggregation and management services to its customers, as part of its procurement solution. If the Company is unable to maintain effective, long-term relationships with its content services providers, or if their services do not meet the Company's customers' needs or expectations, the Company's business could be seriously harmed. If the demand for the Company's solutions increases, the Company will need to develop relationships with additional third-party service providers to provide these types of services. The Company's competitors have or may develop relationships with these third parties and, as a result, these third parties may be more likely to recommend competitors' products and services.

Many of the Company's strategic partners have multiple strategic relationships, and they may not regard the Company as important to their businesses. In addition, the Company's strategic partners may terminate their relationships with the Company, pursue other partnerships or relationships or attempt to develop or acquire products or services that compete with the Company's solutions. Further, the Company's existing strategic relationships may interfere with its ability to enter into other desirable strategic relationships. A significant number of the Company's Clarus eProcurement and Clarus eMarket customers have been obtained through referrals from Microsoft, but Microsoft is not obligated to refer any potential customers to the Company, and it has entered into strategic relationships with other providers of electronic procurement applications.

The Company's international sales and marketing activities makes the Company's business more susceptible to risks associated with international business activities.

The Company is subject to a number of risks associated with international business activities. These risks generally include:

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

     . increased transaction costs related to sales transactions conducted outside the United States;

     . reduced protection of intellectual property rights and increased risk of piracy;

     . challenges of retaining and maintaining strategic relationships with customers and business alliances in international markets;

     . foreign laws and courts may govern many of the agreements with customers and resellers;

     . difficulties in maintaining knowledgeable sales representatives in countries outside the United States;

     .    adequacy of local infrastructures outside the United States;

     . differing technology standards, translations, and localization standards;

     .    uncertain demand for electronic commerce;

     .    linguistic and cultural differences;

     .    the burdens of complying with a wide variety of foreign laws; and

     .    political, social, and economic instability.

The Company may incur costs and liabilities related to potential or pending litigation.

In a number of lawsuits filed against the Company in the fourth quarter of 2000 that are now consolidated into one lawsuit, the Company and several of its officers have been named as defendants in a number of securities class action lawsuits filed in the United States District Court for the Northern District of Georgia. This lawsuit diverts the time and attention of management and an adverse judgment could cause the Company's financial condition or operating results to suffer.

In addition, if in connection with the Company's announced strategy to pursue strategic alternatives the Company does not continue its current software business operations, the Company may be subject to claims by its customers under its license agreements.

The Company's estimate of costs associated with our restructuring and related activities may not be adequate.

During 2001 and in April 2002, and in July 2002, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed during 2001, $3.8 million in April 2002 and approximately $1.3 million in July 2002 to better align the Company's cost structure with projected revenue. These charges were comprised of employee separation related costs and facility closures and consolidation costs. If the estimates and assumptions used in the restructuring plan prove to be incorrect the Company may incur additional costs related to these activities. In addition the Company may pursue alternatives to the current facility closures and consolidation plans, including a buy-out of remaining lease obligations, which may result in additional costs.

Defects in the Company's products could delay market adoption of its solutions or cause the Company to commit significant resources to remedial efforts

The Company could lose revenues as a result of software errors or other product defects. The Company's products may perform inadequately in a high volume environment. As a result of their complexity, software products may contain undetected errors or failures when first introduced or as new versions are released. Despite the Company's testing of its software products and their use by current customers, errors may appear in new applications after commercial shipping begins. If the Company discovers errors, it may not be able to correct them.

Errors and failures in the Company's products could result in the loss of customers and market share or delay in market adoption of the Company's applications, and alleviating these errors and failures could require the Company to expend significant capital and other resources. The consequences of these errors and failures could materially and adversely affect the Company's business, results of operations, liquidity and financial condition. Because the Company does not maintain product liability insurance, a product liability claim could materially and adversely affect the Company's business, results of operations, liquidity and financial condition. Provisions in the Company's license agreements may not effectively protect the Company from product liability claims.

The success of the Company's software products depends on the continued use of Microsoft technologies or other technologies that operate with the Company's products.

The Company's products operate with, or are based on, Microsoft's proprietary products. If businesses do not continue to adopt these technologies as anticipated, or if they adopt alternative technologies that the Company does not support, the Company may not be able to license its software products. Customers may be unable to use the Company's products if they experience significant problems with Microsoft technologies that are not corrected.

Competition from other electronic procurement providers may continue to reduce demand for the Company's products and cause it to reduce the price of its products.

The market for Internet-based procurement applications, and e-commerce technology generally, is intensely competitive. The intensity of competition has increased and is expected to increase in the future. The Company may not compete effectively in its current market or new markets it develops or enters. Competitive pressure has resulted in the Company reducing the price of its products, which has negatively affect its revenues and operating margins. The Company's competitors vary in size and in the scope and breath of the products and services they offer. If the Company is unable to compete effectively in its markets, the Company's business, results of operations, liquidity and financial condition would be materially and adversely affected.

In the e-commerce market, the Company must compete with electronic procurement providers such as Ariba and Commerce One. The Company also encounters competition with respect to different aspects of its solution from companies such as VerticalNet, PurchasePro, FreeMarkets, and i2. The Company also faces competition from some of the large enterprise software developers, such as Oracle, PeopleSoft and SAP.

In addition, because there are relatively low barriers to entry in the business-to-business exchange market, the Company expects additional competition from other established and emerging companies, particularly if they acquire one of the Company's competitors.

Many of the Company's current and potential competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition, and a larger installed base of customers than the Company does. In addition, many of the Company's competitors have well-established relationships with the Company's current and potential customers and have extensive knowledge of the industry. In the past, the Company has lost potential customers to competitors for various reasons, including lower prices and incentives not matched by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with their partners to increase the ability of their products to address customer needs.

Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of industry consolidations.

The Company may not be able to compete successfully against its current and future competitors.

The failure to maintain, support or update software licensed from third parties could materially and adversely affect the Company's products performance or cause product shipment delays.

The Company has entered into license agreements with third-party licensers for products that enhance its products, are used as tools with the Company's products, are licensed as products complementary to the Company's products or are integrated with the Company's products. If these licenses terminate or if any of these licensors fail to stay in business or adequately maintain, support or update their products, the Company could be required to delay the shipment of its products until it could identify and license software offered by alternative sources. Product shipment delays could materially and adversely affect the Company's business, operating results, liquidity and financial condition, and replacement licenses could prove costly. The Company may be unable to obtain additional product licenses on commercially reasonable terms. Additionally, the Company's inability to maintain compatibility with new technologies could impact the Company's customers' use of its products.

Illegal use of the Company's proprietary technology could result in substantial litigation costs and divert management resources.

The Company's success will depend significantly on internally developed proprietary intellectual property and intellectual property licensed from others. The Company relies on a combination of patent, copyright, trademark and trade secret laws, as well as on confidentiality procedures and licensing arrangements, to establish and protect its proprietary rights in its products. Existing patent, trade secret and copyright laws provide only limited protection of the Company's proprietary rights. The Company has applied for registration of its trademarks. The Company enters into license agreements with its customers that give the customer the non-exclusive right to use the object code version of the Company's products. These license agreements prohibit the customer from disclosing object code to third parties or reverse-engineering its products and disclosing the Company's confidential information. Despite the Company's efforts to protect its products' proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Third parties may also independently develop products similar to the Company's products.

Litigation may be necessary to enforce the Company's intellectual property rights, to protect its trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could harm the Company's business, operating results, liquidity and financial condition.

Claims against the Company regarding its proprietary technology could require the Company to pay licensing or royalty fees or to modify or discontinue its products.

Any claim that the Company's products infringe on the intellectual property rights of others could materially and adversely affect the Company's business, results of operations, liquidity and financial condition. Because knowledge of a third party's patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against the Company are a continuing risk. Infringement claims against the Company could cause product release delays, require the Company to redesign its products or require the Company to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against the Company regarding its proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify the Company from claims of infringement. However, licensors may be unable to indemnify the Company fully for such claims, if at all.

If a court determines that one of the Company's products violates a third party's patent or other intellectual property rights, there is a material risk that the revenue from the sale of the infringing product will be significantly reduced or eliminated, as the Company may have to:

     .    pay licensing fees or royalties to continue selling the product;

     . incur substantial expense to modify the product so that the third party's patent or other intellectual property rights no longer apply to the product; or

     .    stop selling the product.

In addition, if a court finds that one of the Company's products infringes a third party's patent or other intellectual property rights, then the Company may be liable to that third party for actual damages and attorneys' fees. If a court finds that the Company willfully infringed on a third party's patent, the third party may be able to recover treble damages, plus attorneys' fees and costs.

A compromise of the encryption technology employed in the Company's solutions could reduce customer and market confidence in the Company's products or result in claims against the Company.

A significant barrier to Internet-based commerce is the secure exchange of valued and confidential information over public networks. Any compromise of the Company's security technology could result in reduced customer and market confidence in the Company's products and in customer or third party claims against the Company. This could materially and adversely affect the Company's business, financial condition, operating results and liquidity. Clarus eProcurement and Clarus eMarket rely on encryption technology to provide the security and authentication necessary to protect the exchange of valuable and confidential information. Advances in computer capabilities, discoveries in the field of cryptography or other events or developments may result in a compromise of the encryption methods the Company employs in Clarus eProcurement and Clarus eMarket to protect transaction data.

The market for business-to-business e-commerce solutions is characterized by rapid technological change, and the Company's failure to introduce enhancements to its products in a timely manner could render the Company's products obsolete and unmarketable.

The market for e-commerce applications is characterized by rapid technological change, frequent introductions of new and enhanced products and changes in customer demands. In attempting to satisfy this market's demands, the Company may incur substantial costs that may not result in increased revenues due to the short life cycles for business-to-business e-commerce solutions. Because of the potentially rapid changes in the e-commerce applications market, the life cycle of the Company's products is difficult to estimate.

Products, capabilities or technologies others develop may render the Company's products or technologies obsolete or noncompetitive and shorten the life cycles of the Company's products. Satisfying the increasingly sophisticated needs of the Company's customers requires developing and introducing enhancements to the Company's products and technologies in a timely manner that keeps pace with technological developments, emerging industry standards and customer requirements while keeping the Company's products priced competitively. The Company's failure to develop and introduce new or enhanced e-commerce products that compete with other available products could materially and adversely affect the Company's software business.

Future governmental regulations could materially and adversely affect the Company's software business and e-commerce generally.

The Company is not subject to direct regulation by any government agency, other than under regulations applicable to businesses generally, and few laws or regulations specifically address commerce on the Internet. In view of the increasing use and growth of the internet, however, the federal government or state governments may adopt laws and regulations covering issues such as user privacy, property ownership, libel, pricing and characteristics and quality of products and services. For example, a number of comprehensive legislative and regulatory privacy proposals are now under consideration by federal, state, and local governments. The Company could incur substantial costs in complying with these laws and regulations, and the potential exposure to statutory liability for information carried on or disseminated through the Company's application systems could force the Company to discontinue some, or all of its services. These eventualities could adversely affect the Company's software business. The adoption of any laws or regulations covering these issues also could slow the growth of e-commerce generally, which would also adversely affect the Company's software business.

Foreign governmental regulations could also materially and adversely affect the Company's business. For example, the European Union has enacted the European Data Privacy Directive, which relates to the protection and processing of certain types of personal data. Under the directive, personal data about citizens of European Union member states may not be transferred outside the European Union unless certain specified conditions are met. In addition, persons whose personal data is collected within the European Union are guaranteed certain rights, including the right to access and obtain information about their data and to object to certain forms of processing of their data. The directive therefore affects all companies that collect, process, or transfer personal data in the European Union or receive personal data from the European Union. Other countries outside the European Union have also recently enacted similar laws regulating the transmission of private data, including, without limitation, Argentina, Australia, Hong Kong, Poland and Switzerland. The potential effect of the European Union directive and other foreign data privacy regulations on the Company's business is uncertain. These laws could create uncertainty in the marketplace that could reduce demand for the Company's software or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material and adverse effect on the Company's business, results of operations, liquidity and financial condition.

In addition, because the Company's services are accessible worldwide, and the Company facilitates sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in a particular state or foreign country. The Company's failure to qualify as a foreign corporation in a jurisdiction could subject the Company to taxes and penalties and could result in the Company's inability to enforce contracts in such jurisdictions. Any such new legislation or regulation or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, could have a material and adverse effect on the Company's business, results of operations, liquidity and financial condition.

Security risks may affect the use of the Internet in electronic commerce.

The secure transmission of confidential information over public networks is necessary to the conduct of electronic commerce. Advances in cryptography and other computer capabilities, however, could result in compromises or breaches of the Company's security systems or the security systems of other Web sites. If a particularly well-published compromise of security were to occur, the use of the Web for communications and commerce could be substantially affected.

Anyone circumventing the Company's security measures could potentially misappropriate proprietary information or cause interruptions in the Company's operations. Because the Internet is a public network, computer viruses could be introduced to the Company's system or those of the Company's customers or suppliers, thereby disrupting the Company's operational network and making its services inaccessible. In the event the Company's security measures ever failed, the Company's business and financial condition would be substantially harmed. Furthermore, the Company may be required to expend substantial capital and other resources in order to protect against security breaches and interruptions and in order to keep the Company's security system up-to-date.

Legislation limiting further levels of encryption technology may adversely affect the Company's sales.

As a result of customer demand, it is possible that the Company's products will be required to incorporate additional encryption technology. The United States government regulates the exportation of this technology. Export regulations, either in their current form or as they may be subsequently enacted, may further limit the levels of encryption or authentication technology that we are able to use in the Company's software and the Company's ability to distribute its products outside the United States. Any revocation or modification of the Company's export authority, unlawful exportation or use of the Company's software or adoption of new legislation or regulations relating to exportation or use of software and encryption technology could materially and adversely affect the Company's sales prospects and, potentially, the Company's business, financial condition, operating results and liquidity as a whole.

Future taxation could harm the Company's business and Internet commerce generally.

The Company files tax returns in such states as required by law based on principles applicable to traditional businesses. The Company does not collect sales or similar taxes in respect of transactions conducted through its software products or trading communications created with the Company's products. However, one or more states could seek to impose additional income tax obligations or sales tax collection obligations on out-of-state companies engaging in or facilitating online commerce. A number of proposals have been made at state and local levels that could impose such taxes on the sale of products and services through the Internet or the income derived from such sales. Such proposals, if adopted, could substantially impair the growth of electronic commerce and reduce the demand for the Company's electronic commerce products and digital marketplaces in general.

Legislation limiting the ability of the states to impose taxes on Internet-based transactions was enacted by the United States Congress. This legislation was recently extended through November 1, 2003 as a result of the Internet Tax Non-discrimination Act, signed on November 28, 2001. If the moratorium is not renewed after November 1, 2003, any such taxes could adversely affect the Company's ability to license its electronic commerce products.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 21, 2002 the Annual Meeting of stockholders of the Company was held to elect nominees for director and to ratify the appointment of the Company's independent auditors. The following individuals were elected as directors with terms to expire in 2005.

          Nominee                                  For                 Withheld
          -------                                  ---                 --------
          Warren B. Kanders                     5,223,790               16,658
          Burtt R. Erlich                       5,223,790               16,658
          Nicholas Sokolow                      5,223,790               16,658


With respect to the ratification of KPMG LLP as the Company's independent auditors for the fiscal year ending December 31, 2002, the results were as follows:

              For                   Against                Abstain
           ---------                -------                -------
           9,102,552                 25,959                20,235

Item 5. Other Information

At the July 15, 2002 meeting of the Company's Board of Directors, the Board resolved to recommend to the stockholders of the Company for approval at the next meeting called for any purpose, that costs incurred by Warren B. Kanders, Burtt R. Erlich and Nicholas Sokolow in connection with the solicitation of proxies for the 2002 annual meeting, be reimbursed by the Company. These costs are approximately $500,000.

Item 6. Exhibits and Reports on Form 8-K

     a)   The following Exhibits are filed as part of this report

          3.1  Amended and Restated Bylaws

          10.1 Amendment to Employment Agreement with Stephen P. Jeffery

          10.2 Amendment to Employment Agreement with Steven M. Hornyak

          10.3 Amendment to Employment Agreement with Sean Feeney

          99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          b)   Reports on form 8-K

               None

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION


Date:  August 14, 2002              /s/ James J. McDevitt
                                    -------------------------------------
                                    James J. McDevitt,
                                    Chief Financial Officer and Secretary