Form 10-Q
period 2002-09-30
CLARUS CORP
filed 2002-11-14
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 0-24277

Clarus Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-1972600 (I.R.S. Employer Identification Number)

3970 Johns Creek Court
Suwanee, Georgia 30024
(Address of principal executive offices)
(Zip code)

(770) 291-3900
(Registrant’s telephone number, including area code)

______________________________________
(Former name, former address and former
fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

Common Stock, ($0.0001 Par Value)
15,675,251 shares outstanding as of November 11, 2002

INDEX

CLARUS CORPORATION

SIGNATURES	30

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2002	December 31, 2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,745	$55,628
Marketable securities	84,832	65,264
Accounts receivable, less allowance for doubtful accounts of $631 and $675 in 2002 and 2001, respectively	963	2,566
Prepaids and other current assets	1,337	2,295
Assets held for sale	845	12,798

Total current assets	105,722	138,551

PROPERTY AND EQUIPMENT, NET	2,435	6,035

OTHER ASSETS:
Investments	—	200
Deposits and other long-term assets	45	488

TOTAL ASSETS	$108,202	$145,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,200	$6,506
Liabilities to be assumed, in connection with assets held for sale	2,252	7,175

Total current liabilities	7,452	13,681

LONG-TERM LIABILITIES:
Long-term debt	5,000	5,000
Other long-term liabilities	256	265

Total liabilities	12,708	18,946

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,728,108 and 15,638,712 shares issued and 15,653,108 and 15,563,712 outstanding in 2002 and 2001, respectively	2	2
Additional paid-in capital	361,018	360,670
Accumulated deficit	(265,640)	(234,623)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	116	281

Total stockholders’ equity	95,494	126,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,202	$145,274

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

REVENUES:
License fees	$—	$—	$—	$—
Services fees	—	—	—	—

Total revenues	—	—	—	—
COST OF REVENUES:
License fees	—	—	—	—
Services fees	—	—	—	—

Total cost of revenues	—	—	—	—

OPERATING EXPENSES:
Research and development	—	—	—	—
Sales and marketing	—	—	—	—
General and administrative, exclusive of non-cash expense	2,419	2,577	8,781	9,505
Non-cash general and administrative	—	28	—	252
Depreciation and amortization on property and equipment	817	691	2,881	2,140
(Gain)/Loss on disposal of assets	(28)	(10)	757	(4)

Total operating expenses	3,208	3,286	12,419	11,893

Operating loss	(3,208)	(3,286)	(12,419)	(11,893)
Other income	14	11	26	22
Loss on impairment of investments	—	(2,614)	—	(9,098)
Interest income	568	1,390	1,986	5,574
Interest expense	(56)	(57)	(169)	(177)

Loss from continuing operations	$(2,682)	$(4,556)	$(10,576)	$(15,572)

DISCONTINUED OPERATIONS
Loss from discontinued operations	(1,307)	(12,341)	(20,441)	(44,873)

NET LOSS	$(3,989)	$(16,897)	$(31,017)	$(60,445)

Loss per common share, basic and diluted (Note 3):
Net loss from continuing operations	$(0.17)	$(0.29)	$(0.68)	$(1.00)
Net loss from discontinued operations	$(0.09)	$(0.80)	$(1.31)	$(2.89)

Net loss	$(0.26)	$(1.09)	$(1.99)	$(3.89)

Weighted average shares outstanding (Note 3):
Basic	15,630	15,547	15,597	15,521
Diluted	15,630	15,547	15,597	15,521

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands, except share amounts)

	Nine months ended September 30,

	2002	2001

OPERATING ACTIVITIES:
Continuing operations:
Loss from continuing operations	$(10,576)	$(15,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	2,881	2,140
Loss on impairment of investments	—	8,056
Loss on impairment of marketable securities	—	1,042
Gain on sale of investments	(15)	(22)
Noncash general and administrative expense	—	252
(Gain)/Loss on disposal of property and equipment	757	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,900	803
Prepaid and other current assets	958	(10)
Deposits and other long-term assets	443	(459)
Accounts payable and accrued liabilities	(1,306)	(5,062)
Other long-term liabilities	(9)	13

NET CASH USED IN CONTINUING OPERATIONS	(4,967)	(8,823)

Discontinued operations:
Loss from discontinued operations	$(20,441)	$(44,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	523	391
Amortization of intangible assets	455	6,472
Impairment of intangible assets	10,360	—
Noncash sales and marketing expense	450	5,064
Loss on disposal of property and equipment	161	—
Provision for doubtful accounts	(297)	3,433
Changes in operating assets and liabilities:
Prepaid and other current assets	26	(139)
Deferred revenue	(4,923)	269

NET CASH USED IN DISCONTINUED OPERATIONS	(13,686)	(29,383)

NET CASH USED IN OPERATING ACTIVITIES	$(18,653)	$(38,206)

INVESTING ACTIVITIES:
Continuing operations
Purchase of marketable securities	(97,690)	(55,631)
Proceeds from sale of marketable securities	4,228	18,960
Proceeds from maturity of marketable securities	73,717	39,496
Proceeds from sale of investments	200	—
Purchase of investments	—	(2,000)
Proceeds from sale of property and equipment	83	—
Purchases of property and equipment	(121)	(2,089)

NET CASH USED IN CONTINUING OPERATIONS	(19,583)	(1,264)

Discontinued operations
Purchases of property and equipment	(61)	(1,030)

NET CASH USED IN DISCONTINUED OPERATIONS	(61)	(1,030)

NET CASH USED IN INVESTING ACTIVITIES	(19,644)	(2,294)

FINANCING ACTIVITIES:
Continuing operations
Proceeds from the exercises of stock options	268	148
Proceeds from issuance of common stock related to employee stock purchase plan	119	260

NET CASH PROVIDED BY FINANCING ACTIVITIES	387	408

Effect of exchange rate change on cash	27	92
CHANGE IN CASH AND CASH EQUIVALENTS	(37,883)	(40,000)
CASH AND CASH EQUIVALENTS, beginning of period	55,628	118,303

CASH AND CASH EQUIVALENTS, end of period	$17,745	$78,303

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$113	$121

NONCASH TRANSACTIONS:
Retirement of 82,500 shares of common stock pursuant to a terminated employment agreement with former owners of the SAI/Redeo Companies	$—	$2,181

Retirement of 7,500 shares related to the termination of a sales and marketing agreement.	$39	$—

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (the “Company”) for the three and nine months ended September 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be obtained for the year ending December 31, 2002. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission.

NOTE 2.      DISCONTINUED OPERATIONS

On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its core products and operations in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition, which is subject to approval of the Clarus stockholders and other conditions, is part of a strategy adopted by the Board of Directors to increase stockholder value by redeploying the Company’s assets to enhance future growth and further reduce operating losses. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 , “Accounting for the Impairment or Disposal of Long-Lived Assets”, and the Company’s further intent to divest all remaining operations, the Company has categorized these assets and operations as discontinued operations for all periods presented. The assets to be acquired and the liabilities to be assumed by Epicor under the agreement with Epicor as well as the remaining assets held for sale and the liabilities to be assumed are as follows:

	September 30, 2002	December 31, 2001

Prepaids and other current assets	151	177
Deferred marketing expense	—	489
Property and equipment, net	694	1,317
Intangible assets	—	10,815

Assets held for sale	$845	$12,798

Deferred revenue	$2,252	$7,175

Liabilities to be assumed, in connection with assets held for sale	$2,252	$7,175

NOTE 3.      EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with SFAS No. 128, “Earnings per Share”, using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2002 and 2001 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Effect of shares issuable under stock options	102	307	128	282
Effect of shares issuable pursuant to warrants to purchase common stock	—	1	—	—

Total effect of dilutive common stock equivalents	102	308	128	282

NOTE 4.      STOCK OPTION EXCHANGE PROGRAM

On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of the new options was equal to the fair market value of the Company’s common stock on the date of grant. During the first phase of the program 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were issued on November 9, 2001. During the second phase of the program 273,188 options with a weighted average exercise price of $43.87 per share were canceled and new options to purchase 198,052 shares with an exercise price of $4.10 per share were issued on February 11, 2002. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program was designed to comply with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and did not result in any additional compensation charges or variable accounting. Members of the Company’s Board of Directors and its executive officers were not eligible to participate in the exchange program.

NOTE 5.      RESTRUCTURING AND RELATED COSTS

During 2001 and 2002, the Company’s management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $519,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company’s cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closures and consolidation costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2002. The Company’s management approved further reductions and reorganizations during the three and nine months ended September 30, 2002, which resulted in restructuring and related charges of $1.7 million and $5.5 million, respectively. The charge for the three months ended September 30, 2002 was comprised of $1.2 million for employee separation and related costs for 47 employees and $500,000 for facility closures and consolidation costs. The charge for the nine months ended September 30, 2002 was comprised of $3.2 million for employee separation and related costs for 149 employees and $2.3 million for facility closures and consolidation costs.

The Company expects to complete the facility closures and consolidation during 2002. The facility closures and consolidation costs relate to the abandonment of the Company’s leased facilities in Limerick, Ireland; Maidenhead, England; and near Toronto, Canada, as well as the restructuring of the Company’s leased facility in Suwanee, Georgia. Total facility closures and consolidation costs include the write-down of property and equipment and leasehold improvements to their net realizable value, remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company is in the process of renegotiating the terms of its lease for the facility in Suwanee, Georgia and expects to incur restructuring and related costs in connection with the renegotiation of $2.9 million during the fourth quarter of 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of September 30, 2002:

				Nine Months Ended September 30, 2002
	Accruals	Expenditures	Balance				Balance
	During 2001	During 2001	12/31/01	Accruals	Expenditures	Credits	09/30/02

(in thousands)

Employee separation costs	$2,939	$2,259	$680	$3,245	$3,555	$202	$168
Facility closure costs	1,218	9	1,209	2,269	2,242	—	1,236

Total restructuring and related costs	$4,157	$2,268	$1,889	$5,514	$5,797	$202	$1,404

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

NOTE 6.      COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 “Reporting Comprehensive Income (Loss)”, establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and “Other Comprehensive Income (Loss)”. “Other Comprehensive Income (Loss)” refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Net loss	$(3,989)	$(16,897)	$(31,017)	$(60,445)
Unrealized gain (loss) on marketable securities	(28)	162	(192)	871
Foreign currency translation adjustments	24	9	27	92

Comprehensive loss	$(3,993)	$(16,726)	$(31,182)	$(59,482)

NOTE 7.         CREDIT AND CUSTOMER CONCENTRATIONS

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of September 30, 2002, three customers accounted for more than 10% each, totaling $838,000 or 52.6% of the gross accounts receivable balance on that date. The percentage by customer was 27.2%, 15.2%, and 10.2%, respectively, at September 30, 2002. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001.

During the quarter ended September 30, 2002, one customer accounted for more than 10% of total revenue, totaling $167,000 or 11.0% of total revenue. During the quarter ended September 30, 2001, one customer accounted for more than 10%, totaling $500,000 or 16.0% of total revenue. During the nine months ended September 30, 2002, one customer accounted for more than 10% of total revenue, totaling $2.7 million or 33.8% of total revenue. During the nine months ended September 30, 2001, four customers accounted for more than 10% each, totaling $7.5 million or 52.8% of total revenue. The percentage by customer was 14.6%, 14.3%, 12.2%, and 11.7%, respectively, for the nine months ended September 30, 2001.

As a result of a customer’s decision to discontinue its external operations to focus on internal cost reduction, this customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company refunded a total of $2.5 million to this customer during the fourth quarter of 2002 for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. The $2.5 million was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. During the nine months ended September 30, 2002, revenues from the Company’s agreements with this customer represented 33.8% of the Company’s total revenues for this period.

NOTE 8.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following (in thousands):

	September 30, 2002	December 31, 2001

Accounts payable	$180	$588
Accrued compensation, benefits, and commissions	512	1,386
Restructuring reserves	1,404	1,889
Payable to customer	2,541	—
Other	563	2,643

Total	$5,200	$6,506

NOTE 9.      CONTINGENCIES

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company’s business, results of operations, liquidity or financial condition.

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

The class action complaint alleges claims against the Company and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to its business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company’s common stock was artificially inflated during the class periods. The class action complaint focuses on statements made concerning an account receivable from one of the Company’s customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys’ and expert fees), expenses and other unspecified relief on behalf of the classes. The Company believes that it has complied with all of its obligations under the Federal securities laws and the Company intends to defend this lawsuit vigorously. As a result of consultation with legal representation and current insurance coverage, the Company does not believe the lawsuit will have a material impact on the Company’s results of operations or financial position.

NOTE 10.      NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for the Company’s 2003 fiscal year. The Company does not believe that SFAS 146 will have a material impact on its financial statements

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”. SFAS 145 amends SFAS 13, “Accounting for Leases”, eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company’s financial statements.

At the November 2001 EITF meeting, the FASB released Staff Announcement Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company’s financial position or results of operations, however, the Company’s services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three and nine months ended September 30, 2002, the Company recorded revenue from reimbursement of out-of-pocket expenses of approximately $57,000 and $207,000, respectively. For the three and nine months ended September 30, 2001, the Company’s services fees revenue and cost of services fees revenue increased by approximately $99,000 and $569,000, respectively, as a result of the reclassification of these reimbursements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of”. The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company’s financial statements. On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its core products and operations in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition is subject to approval of the Clarus stockholders and other conditions. As a result of this pending transaction and the Company’s further intent to divest all remaining operations, the Company has categorized these assets and operations as discontinued operations in accordance SFAS No. 144.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company’s 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. In the second quarter of 2002, the Company tested goodwill for impairment according to the provisions of SFAS 142 and intangible assets with definite lives according to SFAS 144 due to certain changes in business strategy that effected the Company’s business plans, which resulted in an impairment of $6.7 million of goodwill and $3.6 million of intangible assets with definite lives. The Company recorded $1.8 million and $5.8 million, respectively, of amortization expense related to goodwill during the three and nine months ended September 30, 2001. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the three and nine months ended September 30, 2002.

In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement was amended in June 2000 by Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements did not have any impact on the Company’s results of operations or financial position.

NOTE 11.      RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report contains certain forward-looking statements related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate,” “project,” “intend,” “believe” and “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statement. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, the risks and uncertainties described in “Risk Factors” herein.

Overview

The Company markets, and supports Internet-based business-to-business (“B2B”) e-commerce solutions that automate the procurement, sourcing, and settlement of goods and services. The Company’s software helps organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and helps to maximize procurement economies of scale. The Company’s digital marketplace solution provides a framework that allows companies to create trading communities and additional revenue opportunities. The Company’s solutions also benefit suppliers by reducing sales costs and providing the opportunity to increase revenues. The Company’s products have been licensed by customers such as Burlington Northern and Santa Fe Railway Company, Cox Enterprises, Mastercard International, Union Pacific Corporation, Parsons Brinckerhoff, Smurfit-Stone Container Corporation, and Wachovia Corporation.

In May 2002 the Company announced that it had retained an investment banking firm to assist the Company in exploring all strategic alternatives to enhance stockholder value, including a sale of the Company, its assets or its product lines or the adoption of a plan of liquidation.

On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its electronic commerce business in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition, which is subject to approval of the Clarus stockholders and other conditions, is part of a strategy adopted by the Board of Directors to increase stockholder value by redeploying the Company’s assets to enhance future growth and further reduce operating losses. As a result of this agreement as well as the Company’s further intent to divest all remaining operations, the Company has categorized these assets and operations as discontinued operations. Following the sale of substantially all of the Company’s electronic commerce business, the Company plans to redeploy its cash to acquire a company or companies. If our stockholders do not approve the Asset Sale, it will not be consummated and we will pursue other strategies, including the potential sale or liquidation of our electronic commerce business.

Critical Accounting Policies and Use of Estimates

As a result of the Company’s announced plan to sell substantially all of its electronic commerce business and continuing poor market conditions, the Company has experienced a further decline in the demand for its software. While the Company has significantly reduced its head count, the Company’s pending asset sale makes the retention of certain employees critical to the success of this strategy. There is no guarantee that the Company will be able to complete the sale of substantially all of its electronic commerce business.

The Company’s discussion of financial condition and results of operations are based on the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements.

-	The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions” and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

-	The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company’s customers to make required payments. The Company recorded a reversal of the provision for doubtful accounts of ($300,000) and ($297,000) for the three and nine months ended September 30, 2002, respectively. The Company recorded a provision for doubtful accounts of $824,000 and $3.4 million for the three and nine months ended September 30, 2001, respectively.

-	The Company had significant long-lived assets, primarily intangibles and goodwill, as a result of acquisitions completed during 2000. The Company currently evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. During the fourth quarter of 2001, the Company’s evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management’s revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge during the three months ended December 31, 2001 to goodwill and intangible assets based on the amount by which the carrying amount of these assets exceeded fair value. As a result of a change in the Company’s strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company’s evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company’s assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.7 million and an impairment charge to intangible assets of $3.6 million during the three months ended June 30, 2002. As a result of the impairment of the remaining intangible assets during the three months ended June 30, 2002, the Company did not record any amortization expense related to intangible assets with definite lives during the three months ended September 30, 2002. The Company recorded $227,000 of amortization expense related to intangible assets with definite lives during the three months ended September 30, 2001. The Company recorded $455,000 and $682,000 of amortization expense related to intangible assets with definite lives during the nine months ended September 30, 2002 and 2001, respectively. The Company recorded $1.8 million and $5.8 million of amortization expense related to goodwill during the three and nine months ended September 30, 2001. As a result of adopting SFAS 142, the Company did not record amortization expense related to goodwill during 2002.

-	The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the three and nine months ended September 30, 2001, the Company recorded impairment charges on investments of $2.6 million and $9.1 million, respectively.

-	The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the Company’s pending securities lawsuit could adversely affect the Company’s business, results of operations, liquidity or financial condition. See “Risk Factors” and “Part II Other Information – Item 1. Legal Proceedings” herein.

Sources of Revenue

The Company’s revenue consists of license fees and services fees. License fees are generated from the licensing of the Company’s suite of products. Services fees are generated from consulting, implementation, training, content aggregation and maintenance and support services.

Revenue Recognition

The Company recognizes revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, and SOP 98-9, “Software Revenue Recognition with Respect to Certain Transactions” and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

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

Research and development expenses consist primarily of personnel related expenses and third-party consulting fees. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”. The Company charges research and development costs related to new products or enhancements to expense as incurred until technological feasibility is established, after which the remaining costs are capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

Sales and marketing expenses consist primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, customer meetings, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, board of director fees, information technology expenses, occupancy charges, and the provision for doubtful accounts. Information technology expenses include personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services. As a result of the Company’s announced plan to sell substantially all of its electronic commerce business the Company no longer allocates the total cost of its information technology function or costs related to the occupancy of its corporate headquarters to each of the functional areas but recognizes all of these costs in general and administrative expense.

Restructuring and Related Costs

During 2001 and 2002, the Company’s management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $513,000, $519,000 and $3.1 million were expensed in the first, third and fourth quarters of 2001, respectively, to better align the Company’s cost structure with projected revenue. The first and third quarter charges were comprised entirely of employee separation and related costs for 23 and 43 employees, respectively. The fourth quarter charge was comprised of $1.9 million for employee separation and related costs for 115 employees and $1.2 million for facility closures and consolidation costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during the three months ended March 31, 2002. The Company’s management approved further reductions and reorganizations during the three and nine months ended September 30, 2002, which resulted in restructuring and related charges of $1.7 million and $5.5 million, respectively. The charge for the three months ended September 30, 2002 was comprised of $1.2 million for employee separation and related costs for 47 employees and $500,000 for facility closures and consolidation costs. The charge for the nine months ended September 30, 2002 was comprised of $3.2 million for employee separation and related costs for 149 employees and $2.3 million for facility closures and consolidation costs.

The Company expects to complete the facility closures and consolidation during 2002. The facility closures and consolidation costs relate to the abandonment of the Company’s leased facilities in Limerick, Ireland; Maidenhead, England; and near Toronto, Canada, as well as the restructuring of the Company’s leased facility in Suwanee, Georgia. Total facility closures and consolidation costs include the write-down of property and equipment and leasehold improvements to their net realizable value, remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company is in the process of renegotiating the terms of its lease for the facility in Suwanee, Georgia and expects to incur restructuring and related costs in connection with the renegotiation of $2.9 million during the fourth quarter of 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of September 30, 2002:

				Nine Months Ended September 30, 2002

	Accruals During 2001	Expenditures During 2001	Balance 12/31/01	Accruals	Expenditures	Credits	Balance 09/30/02

(in thousands)
Employee separation costs	$2,939	$2,259	$680	$3,245	$3,555	$202	$168
Facility closure costs	1,218	9	1,209	2,269	2,242	—	1,236

Total restructuring and related costs	$4,157	$2,268	$1,889	$5,514	$5,797	$202	$1,404

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

Results of Operations

Continuing Operations

General and Administrative, Exclusive of Noncash Expense

As a result of the Company’s announced plan to sell substantially all of its electronic commerce business the Company no longer allocates the total cost of its information technology function or costs related to the occupancy of its corporate headquarters to each of the functional areas but recognizes all of these costs in general and administrative expense. General and administrative expenses decreased 6.1% to $2.4 million during the quarter ended September 30, 2002 from $2.6 million during the same period in 2001. General and administrative expenses decreased 7.6% to $8.8 million during the nine months ended September 30, 2002 from $9.5 million during the same period in 2001. The decrease in general and administrative expense for the three months ended September 30, 2002 was primarily attributable to reduced headcount partially offset by severance related costs and facility restructuring costs. The Company had approximately $192,000 of severance related costs and approximately $555,000 in facility restructuring expenses during the three months ended September 20, 2002 compared to $64,000 of severance related costs during the three months ended September 30, 2001. The Company had an average of 56.3% fewer employees during the three months ended September 30, 2002 in the general and administrative areas compared to the same period of 2001. The decrease in general and administrative expense for the nine months ended September 30, 2002 was primarily attributable to reduced headcount, partially offset by severance and related costs and facility restructuring costs. The Company had approximately $389,000 of severance related costs and approximately $2.1 million in facility restructuring expenses during the nine months ended September 20, 2002 compared to $282,000 of severance related costs during the nine months ended September 30, 2001. The Company had an average of 52.7% fewer employees during the nine months ended September 30, 2002 in the general and administrative areas compared to the same period of 2001.

Noncash General and Administrative Expense

For the three months ended September 30, 2001, noncash general and administrative expenses were $28,000. For the nine months ended September 30, 2001, noncash general and administrative expenses were $252,000. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. The amount expensed during 2001 relates primarily to these options.

Depreciation and Amortization on Property and Equipment

Depreciation and amortization on property and equipment increased to $817,000 in the quarter ended September 30, 2002 from $691,000 in the same period of 2001. Depreciation and amortization on property and equipment increased to $2.9 million in the nine months ended September 30, 2002 from $2.1 million in the same period of 2001. The increase in depreciation and amortization on property and equipment during 2002 is primarily due to financial and customer relationship software implemented during 2001.

Loss on Disposal of Assets

For the three months ended September 30, 2002, the Company recorded a gain on the disposal of assets of $28,000. For the nine months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $757,000. For the three and nine month periods ended September 30, 2001, the Company recorded a gain on the disposal of assets of $10,000 and $4,000, respectively. The loss on the disposal of assets during the nine months ended September 30, 2002 is primarily attributable to the write down of assets located in the Suwanee and Maidenhead offices to their net realizable value.

Other Income

For the three months ended September 30, 2002 and 2001, the Company recorded other income of $14,000 and $11,000, respectively. For the nine months ended September 30, 2002, and 2001 the Company recorded other income of $26,000 and $22,000 respectively. These amounts are comprised of losses on foreign currency and realized gains and losses on sales of marketable securities.

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

Interest Income

Interest income decreased to $568,000 in the third quarter of 2002 from $1.4 million during the same period of 2001. Interest income decreased to $2.0 million in the first nine months of 2002 from $5.6 million during the same period of 2001. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates. The Company expects to continue to use cash to fund operating losses and, as a result, interest income on available cash is expected to decline in future quarters.

Interest Expense

Interest expense for the three months ended September 30, 2002 was $56,000 compared to $57,000 for the three months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 was $169,000 compared to $177,000 during the same period of 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2002 and 2001 is primarily related to this agreement. The $5.0 million is due on March 15, 2005.

Income Taxes

As a result of the operating losses incurred since the Company’s inception, no provision or benefit for income taxes was recorded during the three and nine months ended September 30, 2002 and 2001.

Discontinued Operations

On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its core products and operations in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition, which is subject to approval of the Clarus stockholders and other conditions, is part of a strategy adopted by the Board of Directors to increase stockholder value by redeploying the Company’s assets to enhance future growth and further reduce operating losses. As a result of this agreement as well as the Company’s further intent to divest all remaining operations, the Company has categorized these assets and operations as discontinued operations.

Following is a summary statement of operations for the discontinued operations

Discontinued Operations Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(unaudited)

	Three months ended September 30		Nine months ended September 30

	2002	2001	2002	2001

REVENUES:
License fees	$162	$713	$2,649	$6,624
Services fees	1,354	2,411	5,352	7,535

TOTAL REVENUES	1,516	3,124	8,001	14,159

COST OF REVENUES:
License fees	5	14	21	138
Services fees	864	2,471	4,276	9,078

TOTAL COST OF REVENUES	869	2,485	4,297	9,216

OPERATING EXPENSES:
Research and development	1,007	3,185	5,692	12,658
Sales and marketing, exclusive of non-cash expense	932	5,136	6,801	21,797
Non-cash sales and marketing	—	1,688	450	5,064
General and administrative	(300)	824	(297)	3,434
Intangible impairment loss	—	—	10,360	—
Depreciation and amortization on property and equipment	154	157	523	391
Amortization of intangible assets	—	1,990	455	6,472
Loss on disposal of assets	161	—	161	—

TOTAL OPERATING EXPENSES	1,954	12,980	24,145	49,816

Loss from discontinued operations, net of income tax provision	$(1,307)	$(12,341)	$(20,441)	$(44,873)

Weighted average shares outstanding – basic and diluted	15,630	15,547	15,597	15,521

Net loss from discontinued operations per share – basic and diluted	$(0.09)	$(0.80)	$(1.31)	$(2.89)

Revenues

Total Revenues. Total revenues for the quarter ended September 30, 2002 decreased 51.5% to $1.5 million from $3.1 million during the same period in 2001. Total revenues for the nine months ended September 30, 2002 decreased 43.5% to $8.0 million from $14.2 million during the same period in 2001. The decrease in total revenues in both periods resulted primarily from a decrease in license revenue due to reduced demand for the Company’s software products as a result of reduced information technology spending and the announcement by the Company to explore all strategic alternatives during the quarter ended June 30, 2002.

During the quarter ended September 30, 2002, one customer accounted for more than 10% of total revenue, totaling $167,000 or 11.0% of total revenue. During the quarter ended September 30, 2001, one customer accounted for more than 10%, totaling $500,000 or 16.0% of total revenue. During the nine months ended September 30, 2002, one customer accounted for more than 10% of total revenue, totaling $2.7 million or 33.8% of total revenue. During the nine months ended September 30, 2001, four customers accounted for more than 10% each, totaling $7.5 million or 52.8% of total revenue. The percentage by customer was 14.6%, 14.3%, 12.2%, and 11.7%, respectively, for the nine months ended September 30, 2001.

As a result of a customer’s decision to discontinue its external operations to focus on internal cost reduction, this customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company refunded a total of $2.5 million to this customer during the fourth quarter of 2002 for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. The $2.5 million was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. During the nine months ended September 30, 2002, revenues from the Company’s agreements with this customer represented 33.8% of the Company’s total revenues for this period.

License Fees. License fees decreased 77.3% to $162,000 or 10.7% of total revenues, for the quarter ended September 30, 2002 from $713,000, or 22.8% of total revenues, for the same period in 2001. License fees decreased 60.0% to $2.6 million or 33.1% of total revenues, for the nine months ended September 30, 2002 from $6.6 million, or 46.8% of total revenues, for the same period in 2001. The decrease in license fees was primarily attributable to the decision by the Company to explore strategic alternatives during the quarter ended June 30, 2002, the softening demand for business-to-business software and the information technology market generally.

Services Fees. Services fees decreased 43.8% to $1.4 million for the quarter ended September 30, 2002, from $2.4 million for the same period in 2001. Services fees decreased 29.0% to $5.4 million, for the nine months ended September 30, 2002, from $7.5 million for the same period in 2001. Services fees, however, increased as a percentage of total revenues to 89.3%, for the quarter ended September 30, 2002, from 77.2% during the same period in 2001, and to 66.9% for the nine months ended September 30, 2002, from 53.2% during the same period in 2001. The decrease in services fees revenue for the three months ended September 30, 2002 is primarily attributable to a decrease in implementation and training services, a direct result of the decrease in the amount of software licensed. The decrease in services fees revenue for the nine months ended September 30, 2002 is primarily attributable to a decrease in implementation and training services, a direct result of the decrease in the amount of software licensed, partially offset by an increase in maintenance fees. As a result of the decision by the Company to explore strategic alternatives during the quarter ended June 30, 2002 and the Company’s announcement on October 17, 2002 of the execution of a definitive asset purchase agreement with Epicor, the Company anticipates a decrease in maintenance fees in future periods.

Cost of Revenues

Total Cost of Revenues. Cost of revenues decreased 65.0% to $869,000, or 57.3% of total revenue, during the quarter ended September 30, 2002 from $2.5 million, or 79.5% of total revenue, during the same period in 2001. Cost of revenues decreased 53.4% to $4.3 million, or 53.7% of total revenue, during the nine months ended September 30, 2002 from $9.2 million, or 65.1% of total revenue, during the same period in 2001. The decreases in cost of revenues are primarily a result of a decrease in the cost of services fees due to lower personnel related costs, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002. During the three months ended September 30, 2002, the Company had an average of 81.1% fewer employees in services compared to the same period in 2001. During the nine months ended September 30, 2002, the Company had an average of 65.7% fewer employees in services compared to the same period in 2001. The reduced personnel related costs are a result of Company instituted cost control measures that began during 2001 and the Company’s announced strategy in May 2002 to pursue strategic alternatives such as a sale of the Company, its assets or its product lines. The Company had approximately $178,000 of severance related costs during the three months ended September 20, 2002 compared to $86,000 of severance related costs during the three months ended September 30, 2001. The Company had approximately $722,000 of severance related costs during the nine months ended September 20, 2002 compared to $247,000 of severance related costs during the nine months ended September 30, 2001.

Cost of License Fees. Cost of license fees decreased 64.3% to $5,000 in the third quarter of 2002 from $14,000 in the third quarter of 2001. Cost of license fees decreased 84.8% to $21,000 in the first nine months of 2002 from $138,000 in the first nine months of 2001. Cost of license fees may vary from period to period depending on the product mix licensed, but are expected to remain a small percentage of license fees.

Cost of Services Fees. Cost of services fees decreased 65.0% to $864,000, or 63.8% of total services fees revenues, during the quarter ended September 30, 2002 compared to $2.5 million, or 102.5% of total services fees revenues, during the same period in 2001. Cost of services fees decreased 52.9% to $4.3 million, or 79.9% of total services fees revenues, during the nine months ended September 30, 2002 compared to $9.1 million, or 120.5% of total services fees revenues, during the same period in 2001. As discussed above, the decrease in the cost of services fees was primarily attributable to lower personnel related costs in both the services implementation and customer support areas, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002.

Research and Development Expense

Research and development expenses decreased 68.4% to approximately $1.0 million, or 66.4% of total revenues, during the quarter ended September 30, 2002 from $3.2 million, or 102.0% of total revenues, during the same period in 2001. During the nine months ended September 30, 2002, research and development expenses decreased 55.0% to approximately $5.7 million, or 71.1% of total revenues from $12.7 million, or 89.4% of total revenues, during the same period in 2001. Research and development expenses decreased primarily as a result of a reduction in personnel related costs and consulting fees incurred to develop the Company’s products, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002. Consulting fees were $108,000 in the third quarter of 2002 compared to $562,000 in the third quarter of 2001. During the three months ended September 30, 2002, the Company had an average of 68.4% fewer employees in the research and development area compared to the same period of 2001. Consulting fees were $814,000 in the first nine months of 2002 compared to $3.3 million in the first nine months of 2001. During the nine months ended September 30, 2002, the Company had an average of 51.4% fewer employees in the research and development area compared to the same period of 2001. The Company had approximately $221,000 of severance related costs during the three months ended September 20, 2002 compared to $107,000 of severance related costs during the three months ended September 30, 2001. The Company had approximately $968,000 of severance related costs during the nine months ended September 20, 2002 compared to $107,000 of severance related costs during the nine months ended September 30, 2001.

Sales and Marketing Expense, exclusive of non-cash expense

Sales and marketing expenses decreased 81.9% to $932,000, or 61.5% of total revenues, during the quarter ended September 30, 2002 from $5.1 million, or 164.4% of total revenues, during the same period in 2001. Sales and marketing expenses decreased 68.8% to $6.8 million, or 85.0% of total revenues, during the nine months ended September 30, 2002 from $21.8 million, or 153.9% of total revenues, during the same period in 2001. The decrease was primarily attributable to a decrease in variable compensation as a result of lower license revenue during the period and a decrease in sales and marketing personnel, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002. The Company had an average of 87.8% fewer employees during the third quarter of 2002 in the sales, marketing and business development areas compared to the third quarter of 2001. The Company had an average of 71.9% fewer employees during the first nine months of 2002 in the sales, marketing and business development areas compared to the first nine months of 2001. The Company incurred severance and related costs of $561,000 and $1.1 million, respectively, during the three and nine months ended September 30, 2002. The Company incurred severance and related costs of $262,000 and $396,000, respectively, during the three and nine months ended September 30, 2001.

Non-cash Sales and Marketing Expense

The Company did not incur any non-cash sales and marketing expense during the three months ended September 30, 2002. During the three months ended September 30, 2001, the Company incurred non-cash sales and marketing expenses of approximately $1.7 million in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. The Company recognized $450,000 and $5.1 million, respectively, associated with these agreements during the nine months ended September 30, 2002 and 2001. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom were also customers, in exchange for their participation in the Company’s sales and marketing efforts. The decrease in noncash sales and marketing expense during 2002 is due to the termination of the sales and marketing agreement with one customer during the fourth quarter of 2001. As of September 30, 2002 all deferred sales and marketing costs, previously capitalized, have been expensed.

General and Administrative

General and administrative expenses, comprised entirely of the provision for doubtful accounts, decreased 136.4% to $(300,000) during the quarter ended September 30, 2002 from $824,000 during the same period in 2001. General and administrative expenses, comprised entirely of the provision for doubtful accounts, decreased 108.6% to $(297,000) during the nine months ended September 30, 2002 from $3.4 million during the same period in 2001. The Company recorded a reversal of the provision for doubtful accounts of $(300,000) during the three months ended September 30, 2002 compared to a provision of $824,000 for the three months ended September 30, 2001. The Company recorded a reversal of the provision for doubtful accounts of $(297,000) during the nine months ended September 30, 2002 compared to a provision of $3.4 million for the nine months ended September 30, 2001.

Loss on Impairment of Intangible Assets

In the second quarter of 2002, the Company recognized a goodwill impairment loss of $6.7 million and an intangible asset impairment loss of $3.6 million as a result of a change in the Company’s strategic direction. The Company periodically evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of a change in the Company’s strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company’s evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company’s assets exceeded fair value. As a result the Company recorded an additional impairment charge to goodwill and intangible assets of $10.4 million during the three months ended June 30, 2002.

Depreciation and Amortization on Property and Equipment

Depreciation and amortization on property and equipment was $154,000 during the quarter ended September 30, 2002 compared to $157,000 during the same period of 2001. Depreciation and amortization on property and equipment increased to $523,000 during the nine months ended September 30, 2002 from $391,000 during the same period of 2001. The increase in depreciation and amortization on property and equipment during the nine months ended September 30, 2002 is primarily due to professional services management software implemented during 2001.

Amortization of Intangible Assets

The Company did not incur any amortization of intangible assets during the three months ended September 30, 2002. Amortization of intangible assets was $2.0 million during the three months ended September 30, 2001. Amortization of intangible assets decreased to $455,000 during the nine months ended September 30, 2002 from $6.5 million during the same period of 2001. The decrease is primarily the result of adopting SFAS 142, effective January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. The amortization during 2002 relates to intangible assets with definite lives. As a result of adopting SFAS 142, the Company did not recognize any amortization related to goodwill during 2002. The Company recorded $1.8 million of amortization expense related to goodwill during the three months ended September 30, 2001 and $5.8 million during the nine months ended September 30, 2001. The Company recorded $227,000 of amortization related to intangible assets with definite lives during the three months ended September 30, 2001 and $682,000 during the nine months ended September 30, 2001.

Loss on Disposal of Assets

For the three and nine months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $161,000. The loss on the disposal of assets during the three and nine months ended September 30, 2002 is primarily attributable to the write down of assets located in the Limerick, Ireland office to their net realizable value.

Income Taxes

As a result of the operating losses incurred since the Company’s inception, no provision or benefit for income taxes was recorded during the three and nine months ended September 30, 2002 and 2001.

Liquidity and Capital Resources

The Company’s cash and cash equivalents decreased to $17.7 million at September 30, 2002 from $55.6 million at December 31, 2001. Marketable securities increased to $84.8 million at September 30, 2002 from $65.3 million at December 31, 2001. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used to fund operating losses.

Cash used in operating activities was approximately $18.7 million during the nine months ended September 30, 2002. The cash used was primarily attributable to the Company’s net loss and to a decrease in deferred revenue and accounts payable and accrued liabilities partially offset by noncash items and a decrease in accounts receivable and prepaid and other assets. Cash used in operating activities was approximately $38.2 million during the nine months ended September 30, 2001. The cash used was primarily attributable to the Company’s net loss and a decrease in accounts payable and accrued liabilities partially offset by noncash items and a decrease in accounts receivable.

Cash used for investing activities was approximately $19.6 million during the nine months ended September 30, 2002. The cash was used primarily for purchases of marketable securities partially offset by the sale of investments and the sale and maturity of marketable securities. Cash used by investing activities was approximately $2.3 million during the nine months ended September 30, 2001. The cash used by investing activities was primarily attributable to the purchase of marketable securities, the purchase of property and equipment and an investment in a private company partially offset by proceeds received from the sale and maturity of marketable securities.

Cash provided by financing activities was approximately $387,000 during the nine months ended September 30, 2002, and approximately $408,000 during the nine months ended September 30, 2001. The cash provided by financing activities during the nine months ended September 30, 2002 and 2001 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

The Company’s accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of September 30, 2002, three customers accounted for more than 10% each, totaling $838,000 or 52.6% of the gross accounts receivable balance on that date. The percentage by customer was 27.2%, 15.2%, and 10.2%, respectively, at September 30, 2002. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 53.2% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 15.8%, 13.9%, 12.6% and 10.9%, respectively, at December 31, 2001.

During the quarter ended September 30, 2002, one customer accounted for more than 10% of total revenue, totaling $167,000 or 11.0% of total revenue. During the quarter ended September 30, 2001, one customer accounted for more than 10%, totaling $500,000 or 16.0% of total revenue. During the nine months ended September 30, 2002, one customer accounted for more than 10% of total revenue, totaling $2.7 million or 33.8% of total revenue. During the nine months ended September 30, 2001, four customers accounted for more than 10% each, totaling $7.5 million or 52.8% of total revenue. The percentage by customer was 14.6%, 14.3%, 12.2%, and 11.7%, respectively, for the nine months ended September 30, 2001.

As a result of a customer’s decision to discontinue its external operations to focus on internal cost reduction, this customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company refunded a total of $2.5 million to this customer during the fourth quarter of 2002 for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. The $2.5 million was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. During the nine months ended September 30, 2002, revenues from the Company’s agreements with this customer represented 33.8% of the Company’s total revenues for this period.

The Company has filed a definitive proxy seeking stockholder approval for the reimbursement of legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders on behalf of himself, Burtt R. Ehrlich, and Nicholas Sokolow in connection with their successful solicitation of proxies for the 2002 annual meeting of our shareholders. Due to the fact that we are seeking stockholder approval for the reimbursement of these expenses, such expenses have not been reflected in our financial statements.

On March 14, 2000, the Company entered into a securities purchase agreement with Wachovia Capital Investments, Inc. Wachovia purchased a 4.5% convertible subordinated promissory note (the “Note”) in the original principal amount of $5.0 million. The Note is due March 15, 2005 and the $5.0 million principal amount was placed in investment grade cash equivalents. Upon the occurrence of a change of control, as defined in the Note, the Company would be required to prepay the outstanding principal amount of the Note, together with any unpaid interest, within five business days after the occurrence of a change of control.

The Company expects to receive approximately $800,000 in net proceeds at closing as a result of the Asset Sale. If the Asset Sale is consummated, the Company will be required to pay approximately $700,000 - $800,000 in severance compensation to its Chief Executive Officer and to certain of its employees who do not receive offers of employment from Epicor. The Company will also pay fees of approximately $150,000 to the Company’s financial advisers in connection with the Asset Sale.

At September 30, 2002, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes, which expire in varying amounts beginning in the year 2009. The Company’s ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

Although operating activities may provide cash in certain periods, to the extent the Company incurs continuing operating losses or experiences growth in the future, the Company’s operating and investing activities will continue to use cash. The Company currently estimates uses of cash to fund operating losses. The actual use of cash in operations during 2002 will be impacted dramatically by any fluctuations in projected revenue as the Company’s operating expenses are relatively fixed in the short term. The Company currently believes that existing cash and cash equivalents and marketable securities will be sufficient to meet operating and investing needs for the foreseeable future.

The following summarizes the Company’s contractual obligations and commercial commitments at September 30, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Total	2002	2003	2004	2005	2006	Thereafter

(in thousands)

Long-term debt	$5,000	$—	$—	$—	$5,000	$—	$—
Operating leases	4,807	327	1,339	1,368	1,366	354	53

Total	$9,807	$327	$1,339	$1,368	$6,366	$354	$53

The Company does not have commercial commitments under capital leases, lines of credit, standby lines of credit, guaranties, standby repurchase obligations or other such arrangements. The Company is in the process of renegotiating the terms of its lease for the facility in Suwanee, Georgia and expects to incur restructuring and related costs in connection with the renegotiation of $2.9 million during the fourth quarter of 2002.

The Company does not engage in any transactions or have relationships or other arrangements with an unconsolidated entity. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not trade in energy, weather or other commodity based contracts.

Related Party Transactions

The Company has filed a definitive proxy seeking stockholder approval for the reimbursement of legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders on behalf of himself, Burtt R. Ehrlich, and Nicholas Sokolow in connection with their successful solicitation of proxies for the 2002 annual meeting of our shareholders. Due to the fact that we are seeking stockholder approval for the reimbursement of these expenses, such expenses have not been reflected in our financial statements.

On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company’s settlement product. E.Com Consulting subcontracted with e-RM International, Inc. (“e-RMI”) to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during the fourth quarter of 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January, 2002. At the May 21, 2002 Annual Meeting of stockholders, Mr. Johnson was not re-elected a director of the Company.

On February 7, 2002 Todd Hewlin joined the Company’s board of directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during the three months ended March 31, 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during the fourth quarter of 2001. The Company expensed an additional $54,000, outside the original engagement, during the three months ended March 31, 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations. At the May 21, 2002 Annual Meeting of stockholders, Mr. Hewlin was not elected a director of the Company.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

New Accounting Pronouncements

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The provisions of SFAS 146 are effective for the Company’s 2003 fiscal year. The Company does not believe that SFAS 146 will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”. SFAS 145 amends SFAS 13, “Accounting for Leases”, eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company’s financial statements.

At the November 2001 EITF meeting, the FASB released Staff Announcement Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company’s financial position or results of operations, however, the Company’s services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three and nine months ended September 30, 2002, the Company recorded revenue from reimbursement of out-of-pocket expenses of approximately $57,000 and $207,000, respectively. For the three and nine months ended September 30, 2001, the Company’s services fees revenue and cost of services fees revenue increased by approximately $99,000 and $569,000, respectively, as a result of the reclassification of these reimbursements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of”. The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company’s financial statements. On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its core products and operations in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition is subject to approval of the Clarus stockholders and other conditions. As a result this pending transaction and the Company’s further intent to divest all remaining operations, the Company has categorized these assets and operations as discontinued operations in accordance SFAS No. 144.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company’s 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. In the second quarter of 2002, the Company tested goodwill for impairment according to the provisions of SFAS 142 and intangible assets with definite lives according to SFAS 144 due to certain changes in business strategy that effected the Company’s business plans, which resulted in an impairment of $6.7 million of goodwill and $3.6 million of intangible assets with definite lives. The Company recorded $1.8 million and $5.8 million, respectively, of amortization expense related to goodwill during the three and nine months ended September 30, 2001. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the three and nine months ended September 30, 2002.

In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement was amended in June 2000 by Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” The Company adopted these new pronouncements in January of 2001. The new Statements require all derivatives to be recorded on the balance sheet at fair value and establish accounting treatment for three types of hedges: hedges of changes in the fair value of assets, liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. The Company has no derivatives and the adoption of these pronouncements did not have any impact on the Company’s results of operations or financial position.

Risk Factors

In addition to other information in this quarterly report on Form 10-Q, the following risk factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on the Company’s business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements.

If the announced pending sale of substantially all of the Company’s electronic commerce business to Epicor is not completed, there may not be any other offers from potential acquirers of the Company’s electronic commerce business.

If the sale of substantially all of the Company’s electronic commerce business to Epicor (the “Asset Sale”) is not completed, the Company may seek another purchaser for its electronic commerce business or some portion of the assets related to this business. Although the Company had discussions with various companies concerning such a purchase, none of these companies may now have an interest in such a sale or be willing to offer a reasonable purchase price. If no purchaser were found for these assets, the Company would likely cease operating its electronic commerce business.

As a result of the pending Asset Sale and the steps taken by the Company to reduce its operating expenses, the Company has experienced a dramatic decline in the demand for its software and its ability to acquire new customers. There is no guarantee that the pending Asset Sale will occur. If the Asset Sale does not occur, the Company’s electronic commerce business will be materially and adversely affected.

Any acquisitions that the Company attempts or completes could prove difficult to integrate or require a substantial commitment of management time and other resources.

As part of the Company’s strategy, the Company plans to seek to acquire or invest in new businesses. Acquisitions involve a number of unique risks including:

•	executing successful due diligence;

•	exposure to unforeseen liabilities of acquired companies; and

•	increased risk of costly and time-consuming litigation, including stockholder lawsuits.

The Company may not be able to address these problems successfully. Moreover the Company’s future operating results will depend to a significant degree on its ability to integrate acquisitions (if any) successfully and manage operations while also controlling its expenses. In addition, if the Company or its investment advisor, Morgan Joseph & Co. Inc., a New York based investment banking firm serving middle market companies, identify an appropriate acquisition opportunity, the Company may not be able to negotiate favorable terms for that acquisition. The Company may not be able to select, manage or absorb or integrate any future acquisitions successfully, particularly acquisitions of large companies. Any acquisition, even if effectively integrated, may not benefit the Company’s stockholders.

The Company will use all of the proceeds of the Asset Sale to pay costs and expenses associated with the Asset Sale.

The Company expects to receive approximately $800,000 in net proceeds at closing as a result of the Asset Sale. If the Asset Sale is consummated, the Company will be required to pay approximately $700,000 - $800,000 in severance compensation to its Chief Executive Officer and to certain of its employees who do not receive offers of employment from Epicor. The Company will also pay fees of approximately $150,000 to the Company’s financial advisers in connection with the Asset Sale.

Claims against the Company regarding its proprietary technology could require the Company to pay licensing or royalty fees or to modify or discontinue its products.

Any claim that the Company’s electronic commerce products infringe on the intellectual property rights of others could materially and adversely affect the Company’s business, results of operations, liquidity and financial condition. Even if the Asset Sale is completed the Company has agreed to indemnify and hold Epicor harmless from losses incurred in connection with the Company’s intellectual property. Because knowledge of a third party’s patent rights is not required for a determination of patent infringement and because the United States Patent and Trademark Office is issuing new patents on an ongoing basis, infringement claims against the Company are a continuing risk. Infringement claims against the Company could require the Company to enter into royalty or license agreements. These agreements may be unavailable on acceptable terms. Litigation, regardless of the outcome, could result in substantial cost, divert management attention and delay or reduce customer purchases. Claims of infringement are becoming increasingly common as the software industry matures and as courts apply expanded legal protections to software products. Third parties may assert infringement claims against the Company regarding its proprietary technology and intellectual property licensed from others. Generally, third-party software licensors indemnify the Company from claims of infringement. However, licensors may be unable to indemnify the Company fully for such claims, if at all.

The Company’s indemnification obligations to Epicor for breaches of certain of its representations in the asset purchase agreement may significantly exceed the consideration the Company receives in the Asset Sale.

The Company has an obligation to indemnify Epicor for any losses from breaches of the Company’s representations or warranties in the asset purchase agreement that occur within 24 months after the closing date of the Asset Sale or within the applicable statute of limitations period for claims relating to payment of applicable taxes and our compliance with applicable environmental laws, if longer. The Company indemnification obligations with respect to its breach of representations or warranties are subject to a maximum aggregate limit of $1.0 million, except, that:

•
the maximum aggregate limit is $3.0 million with respect to indemnification for any losses Epicor suffers that are related to the Company’s breach of representations and warranties relating to the Company’s ownership of the assets to be sold to Epicor, its intellectual property or its compliance with applicable “bulk sales” laws; and

•
there is no limit on the Company’s obligations to indemnify Epicor for losses resulting from the conduct of the Company’s business before the closing date of the Asset Sale, the assets not purchased or the liabilities not assumed by Epicor in the Asset Sale or a breach of any representation or warranty regarding the Company’s payment of applicable taxes or the Company’s compliance with applicable environmental laws.

Although the Company is not aware of any facts or circumstances that would give rise to indemnification claims, the payment of any such indemnification obligations could materially and adversely impact the Company’s cash resources and its ability to pursue additional business opportunities.

For five years after the closing of the Asset Sale, the Company will be prohibited from competing with the assets to be sold to Epicor in the Asset Sale.

The Noncompetition Agreement that the Company will enter into with Epicor if the Asset Sale is completed provides that for a period of five years after the closing of the Asset Sale, neither the Company nor any of its affiliated entities will, directly or indirectly, anywhere in the world:

•
engage in any business that competes with the business of developing, marketing and supporting Internet-based business-to-business, electronic commerce solutions that automate the procurement, sourcing and settlement of goods and services including through the eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products and all improvements and variations of these products;

•	attempt to persuade any customer or vendor of Epicor to cease to do business with Epicor or reduce the amount of business being conducted with Epicor;

•	solicit the business of any customer or vendor of Epicor, if the solicitation could cause a reduction in the amount of business that Epicor does with the customer or vendor; or

•	hire, solicit for employment or encourage to leave the employment of Epicor any person who is then an employee of Epicor or was an employee of Epicor within the previous 90 days.

The prohibitions contained in the Noncompetition Agreement with Epicor will restrict the business opportunities available to the Company and therefore may have a material adverse effect on the Company’s ability to successfully redeploy its remaining assets.

Following the Asset Sale, the Company will have no electronic commerce business.

Except for our Cashbook, eMarket, eXpense, View (for eMarket) or eTour (for eMarket) products, the Company is selling its electronic commerce business, which currently represents substantially all of its revenue-generating operations and related assets. The Company intends to pursue a strategy of redeploying a substantial portion of its cash resources after the Asset Sale to acquire an operating business or businesses that will serve as a platform company. The Company may not be successful in acquiring such a business or in operating any business that it acquires.

As the Company pursues completing the Asset Sale, reducing operating expenses and redeploying its remaining assets, the Company is dependent on certain key executives and employees.

To execute on the Company’s announced strategy to complete the Asset Sale, reduce its operating expenses and redeploy its remaining assets, the Company must retain critical executives and employees. The loss of any such key executives or employees could make it more difficult for the Company to pursue and execute on its announced strategies.

The Company’s quarterly operations are volatile and difficult to predict. If the Company fails to meet the expectations of public market analysts or investors the market price of the Company’s common stock may decrease significantly.

The Company believes that its quarterly and annual operating results will fluctuate significantly in the future, and the results of operations may fall below the expectations of securities analysts and investors. If this occurs or if market analysts perceive that it will occur, the market price of the Company’s common stock could decrease substantially. Many factors may cause significant fluctuations in the Company’s quarterly and annual operating results, including:

•	changes in general economic conditions;

•	bad debt write-offs;

•	impairment of intangibles;

•	impairment of strategic investments;

•	actions taken by the Company’s competitors, including new product introductions and enhancements;

•	restructuring of the Company’s operations and related charges; and

•	the Company’s ability to control its costs.

The Company’s stock price is highly volatile.

The Company’s stock price has fluctuated dramatically. The market price of the Company’s common stock may decrease significantly in the future in response to the following factors, some of which are beyond the Company’s control:

•	failure to complete the sale of substantially all of the Company’s electronic commerce business to Epicor;

•	variations in the Company’s quarterly operating results;

•	announcements that the Company’s revenue or income are below analysts’ expectations;

•	changes in analysts’ estimates of the Company’s performance or industry performance;

•	sales of large blocks of the Company’s common stock;

•	announcements by the Company of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	fluctuations in stock market price and volume.

The Company may not reduce operating costs necessary to become profitable.

The Company has incurred significant net losses in each year since its formation. In addition, the Company has incurred significant costs to develop its e-commerce technology and products, and to recruit and train personnel. The Company believes its success is contingent upon divesting itself of its electronic commerce business and reducing operating costs. The Company cannot guarantee that it will be able to complete the Asset Sale and cut operating costs necessary to be profitable.

The Company may incur costs and liabilities related to potential or pending litigation.

In a number of lawsuits filed against the Company in the fourth quarter of 2000 that are now consolidated into one lawsuit, the Company and several of its officers have been named as defendants in a number of securities class action lawsuits filed in the United States District Court for the Northern District of Georgia. This lawsuit diverts the time and attention of management and an adverse judgment could cause the Company’s financial condition or operating results to suffer.

In addition, if in connection with the Company’s announced strategy to pursue strategic alternativesthe Company does not continue its current software business operations, the Company may be subject to claims by its customers under its license agreements.

The Company’s estimate of costs associated with its restructuring and related activities may not be adequate.

During 2001 and in April 2002 and July 2002, the Company’s management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed during 2001, $3.8 million in April 2002 and $1.7 million in July 2002 to better align the Company’s cost structure with projected revenue. These charges were comprised of employee separation related costs and facility closure and consolidation costs. If the estimates and assumptions used in the restructuring plan prove to be incorrect, the Company may incur additional costs related to these activities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The following discussion concerning the Company’s market risk involves forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to foreign currency exchange rates, interest rates and investment values. The Company currently does not use derivative financial instruments to hedge these risks or for trading purposes.

Foreign Currency Risk

Substantially all of the revenue recognized to date by the Company has been denominated in U.S. dollars, including sales made internationally. As a result, a strengthening of the U.S. dollar could make the Company’s products less competitive in foreign markets. In addition, the Company has foreign subsidiaries which subject the Company to risks associated with foreign currency exchange rates and weak economic conditions in these foreign markets. An increase or decrease in foreign currency exchange rates of 10% would not have a material effect on the Company’s financial position or results of operations.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates primarily through its investing activities. The primary objective of the Company’s investment activities is to manage interest rate exposure by investing in short-term, highly liquid investments. As a result of this strategy, the Company believes that there is very little exposure. The Company’s investments are carried at market value, which approximates cost. An increase or decrease in interest rates of 10% would not have a material effect on the Company’s financial position or results of operations.

Investments

During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held company. Prior to

2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company’s equity interest in these entities ranges from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During 2001 and 2000 the Company recorded charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments.

Item 4.	Controls and Procedures

Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC’s rules and forms. The Chief Executive Officer and Chief Financial Officer also concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company’s systems evolve with its business.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. Litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following lawsuit could adversely affect the Company’s business, results of operations, liquidity or financial condition.

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

The class action complaint alleges claims against the Company and other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder with respect to alleged material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and certain press releases and other public statements made by the Company and certain of its officers relating to its business, results of operations, financial condition and future prospects, as a result of which, it is alleged, the market price of the Company’s common stock was artificially inflated during the class periods. The class action complaint focuses on statements made concerning an account receivable from one of the Company’s customers. The plaintiffs seek unspecified compensatory damages and costs (including attorneys’ and expert fees), expenses and other unspecified relief on behalf of the classes. The Company believes that it has complied with all of its obligations under the Federal securities laws and the Company intends to defend this lawsuit vigorously. As a result of consultation with legal representation and current insurance coverage, the Company does not believe the lawsuit will have a material impact on the Company’s results of operations or financial position.

Item 6.	Exhibits and Reports on Form 8-K

a)	The following Exhibits are filed as part of this report

2.1	Asset Purchase Agreement, dated as of October 17, 2002, by and between Epicor Software Corporation and Clarus Corporation (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.2	Form of Bill of Sale and Assumption Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.3	Form of Trademark Assignment (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.4	Form of Patent Assignment (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.5	Form of Noncompetition Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.6	Form of Legal Opinion (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.7	Form of Transition Services Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.8	Form of Escrow Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
2.9	Source Code Sublicense Agreement (Incorporated by reference from the Company’s Form 8-K filed on October 18, 2002)
99.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on form 8-K

During the quarter ended September 30, 2002, the Company filed two Current Reports on Form 8-K. The first Form 8-K was dated and filed on July 5, 2002 to report under item 5 and 7 of Form 8-K and the second Form 8-K was dated and filed on September 12, 2002, to report under item 5 of Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION
Date: November 14, 2002	/s/ JAMES J. MCDEVITT

James J. McDevitt, Chief Financial Officer and Secretary

CERTIFICATION

I, Steven P. Jeffery, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clarus Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ STEPHEN P. JEFFERY

Chief Executive Officer

CERTIFICATION

I, James J. McDevitt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Clarus Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-4) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of this registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ JAMES J. MCDEVITT

Chief Financial Officer