Form 10-Q/A
period 2002-09-30
CLARUS CORP
filed 2002-12-03
CIK 913277

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

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

3970 Johns Creek Court, Suwanee, Georgia 30024
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

EXPLANATORY NOTE

Clarus Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002 to revise Item 1 (Financial Statements) and Item 2 (Management’s Discussion of Financial Condition and Results of Operations) of Part I as further described in Note 2.

This amendment revises the presentation of certain of the Company’s financial information. However, the Company’s total assets, total liabilities, stockholders’ equity, net loss, and net loss per common share as of and for the periods ended September 30, 2002, as reported herein, are unchanged from the Company’s initial filing of its Quarterly Report.

In order to preserve the nature and character of the disclosures set forth in such Items as originally filed, this report continues to speak as of the date of the original filing, and we have not updated the disclosures in this report to speak as of a later date.

INDEX

CLARUS CORPORATION

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (as restated)
(unaudited)
(in thousands, except share and per share amounts)

	(Note 2)
	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,745	$55,628
Marketable securities	84,832	65,264
Accounts receivable, less allowance for doubtful accounts of $631 and $675 in 2002 and 2001, respectively	963	2,566
Deferred marketing costs, current	—	391
Prepaids and other current assets	1,488	2,472

Total current assets	105,028	126,321
PROPERTY AND EQUIPMENT, NET	3,129	7,352
OTHER ASSETS:
Deferred marketing costs, net of current portion	—	98
Investments	—	200
Goodwill	—	6,736
Intangible assets, net of accumulated amortization of $1,493 in 2001	—	4,079
Deposits and other long-term assets	45	488

TOTAL ASSETS	$108,202	$145,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$5,200	$6,506
Deferred revenue	2,185	5,206

Total current liabilities	7,385	11,712
LONG-TERM LIABILITIES:
Deferred revenue	67	1,969
Long-term debt	5,000	5,000
Other long-term liabilities	256	265

Total liabilities	12,708	18,946
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 15,728,108 and 15,638,712 shares issued and 15,653,108 and 15,563,712 outstanding in 2002 and 2001, respectively	2	2
Additional paid-in capital	361,018	360,670
Accumulated deficit	(265,640)	(234,623)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	116	281

Total stockholders’ equity	95,494	126,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,202	$145,274

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (as restated)
(unaudited)
(in thousands, except per share amounts)

	(Note 2)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
REVENUES:
License fees	$162	$713	$2,649	$6,624
Services fees	1,354	2,411	5,352	7,535

Total revenues	1,516	3,124	8,001	14,159
COST OF REVENUES:
License fees	5	14	21	138
Services fees	990	2,661	4,809	9,780

Total cost of revenues	995	2,675	4,830	9,918
OPERATING EXPENSES:
Research and development	1,255	3,433	6,437	13,559
Sales and marketing, exclusive of non-cash expense	1,020	5,452	7,249	22,849
Non-cash sales and marketing	—	1,688	450	5,064
General and administrative, exclusive of non-cash expense	1,957	1,823	7,055	6,851
Non-cash general and administrative	—	28	—	252
Provision for doubtful accounts	(300)	824	(297)	3,433
Impairment of intangible assets	—	—	10,360	—
Depreciation and amortization on property and equipment	971	848	3,404	2,531
Amortization of intangible assets	—	1,990	455	6,472
(Gain)/Loss on disposal of assets	133	(10)	918	(4)

Total operating expenses	5,036	16,076	36,031	61,007
Operating loss	(4,515)	(15,627)	(32,860)	(56,766)
Other income	14	11	26	22
Loss on impairment of investments	—	(2,614)	—	(9,098)
Interest income	568	1,390	1,986	5,574
Interest expense	(56)	(57)	(169)	(177)

NET LOSS	$(3,989)	$(16,897)	$(31,017)	$(60,445)

Net loss per common share, basic and diluted (Note 3):
Basic	$(0.26)	$(1.09)	$(1.99)	$(3.89)
Diluted	$(0.26)	$(1.09)	$(1.99)	$(3.89)
Weighted average shares outstanding (Note 3):
Basic	15,630	15,547	15,597	15,521
Diluted	15,630	15,547	15,597	15,521

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (as restated)
(unaudited)
(in thousands, except share amounts)

	(Note 2)
	Nine months ended September 30,
	2002	2001
OPERATING ACTIVITIES:
Net loss	$(31,017)	$(60,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization on property and equipment	3,404	2,531
Loss on impairment of investments	—	8,056
Amortization of intangible assets	455	6,472
Impairment of intangible assets	10,360	—
Noncash sales and marketing expense	450	5,064
Loss on impairment of marketable securities	—	1,042
Gain on sale of marketable securities	(15)	(22)
Noncash general and administrative expense	—	252
Provision for doubtful accounts	(297)	3,433
(Gain)/Loss on disposal of property and equipment	918	(4)
Changes in operating assets and liabilities:
Accounts receivable	1,900	803
Prepaid and other current assets	984	(149)
Deposits and other long-term assets	443	(459)
Accounts payable and accrued liabilities	(1,306)	(5,062)
Deferred revenue	(4,923)	269
Other long-term liabilities	(9)	13

NET CASH USED IN OPERATING ACTIVITIES	(18,653)	(38,206)

INVESTING ACTIVITIES:
Purchase of marketable securities	(97,690)	(55,631)
Proceeds from sale of marketable securities	4,228	18,960
Proceeds from maturity of marketable securities	73,717	39,496
Proceeds from sale of investments	200	—
Purchase of investments	—	(2,000)
Proceeds from sale of property and equipment	83	—
Purchases of property and equipment	(182)	(3,119)

NET CASH USED IN INVESTING ACTIVITIES	(19,644)	(2,294)

FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	268	148
Proceeds from issuance of common stock related to employee stock purchase plan	119	260

NET CASH PROVIDED BY FINANCING ACTIVITIES	387	408

Effect of exchange rate change on cash	27	92
CHANGE IN CASH AND CASH EQUIVALENTS	(37,883)	(40,000)
CASH AND CASH EQUIVALENTS, beginning of period	55,628	118,303

CASH AND CASH EQUIVALENTS, end of period	$17,745	$78,303

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest	$113	$121

NONCASH TRANSACTIONS:
Retirement of 82,500 shares of common stock pursuant to a terminated employment agreement with former owners of the SAI/Redeo Companies	$—	$2,181

Retirement of 7,500 shares related to the termination of a sales and marketing agreement.	$39	$—

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

NOTE 2.    RESTATEMENT OF FINANCIAL STATEMENT PRESENTATION

The Company filed its Form 10-Q for the period ended September 30, 2002 on November 14, 2002 using a discontinued operations presentation as a result of the proposed sale transaction described below and the Company’s plans to redeploy its assets in areas other than its traditional software business. Subsequent to that filing, the Company determined that such presentation did not comply with generally accepted accounting principles.

On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its electronic commerce business in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition, which is subject to approval of the Clarus stockholders and other customary closing conditions, is part of a strategy adopted by the Board of Directors to increase stockholder value by redeploying the Company’s assets to enhance future growth and further reduce operating losses. Following the sale of substantially all of the Company’s electronic commerce business, the Company plans to redeploy its cash to acquire a company or companies. If our stockholders do not approve the Asset Sale, it will not be consummated and we will pursue other strategies, including the potential sale or liquidation of our electronic commerce business.

As a result of the determination described in the first paragraph of Note 2 above, the Company has changed its financial statement presentation in this amended report to eliminate the discontinued operation presentation. Although the Company has entered into an agreement to sell substantially all of its operating assets, such transaction is subject to stockholder approval which makes the discontinued operations presentation in the previously filed report inappropriate under generally accepted accounting principles. Accordingly, the following balance sheet and statement of operations captions have been revised as follows (in thousands)

Balance Sheets:

September 30, 2002

Total current assets, as previously reported	$105,722

Total current assets, as adjusted	$105,028

Total current liabilities, as previously reported	$7,452

Total current liabilities, as adjusted	$7,385

December 31, 2001

Total current assets, as previously reported	$138,551

Total current assets, as adjusted	$126,321

Total current liabilities, as previously reported	$13,681

Total current liabilities, as adjusted	$11,712

Amounts for total assets, total liabilities, and stockholders’ equity were not effected by the presentation change.

Statements of operations:	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Total revenues, as previously reported	$—	$—	$—	$—

Total revenues, as adjusted	$1,516	$3,124	$8,001	$14,159

Total operating expenses, as previously reported	$3,208	$3,286	$12,419	$11,893

Total operating expenses, as adjusted	$5,036	$16,076	$36,031	$61,007

Operating loss, as previously reported	$(3,208)	$(3,286)	$(12,419)	$(11,893)

Operating loss, as adjusted	$(4,515)	$(15,627)	$(32,860)	$(56,766)

Loss from continuing operations, as previously reported	$(2,682)	$(4,556)	$(10,576)	$(15,572)

Loss from continuing operations, as adjusted	$(3,989)	$(16,897)	$(31,017)	$(60,445)

Loss from discontinued operations, as previously reported	$(1,307)	$(12,341)	$(20,441)	$(44,873)

Loss from discontinued operations, as adjusted	Not presented

Loss per common share from continuing operations, as previously reported	$(0.17)	$(0.29)	$(0.68)	$(1.00)

Loss per common share from continuing operations, as adjusted	$(0.26)	$(1.09)	$(1.99)	$(3.89)

Loss per common share from discontinued operations, as previously reported	$(0.09)	$(0.80)	$(1.31)	$(2.89)

Loss per common share from discontinued operations, as adjusted	Not presented

Amounts for net loss and net loss per common share were not affected by the presentation change.

NOTE 3.    EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with SFAS No. 128 “Earnings per Share” using the weighted average number of common shares outstanding. The diluted net loss per share for the three and nine months ended September 30, 2002 and 2001 does not include the effect of common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effect of excluded common stock equivalents are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2002	2001	2002	2001
Effect of shares issuable under stock options	102	307	128	282
Effect of shares issuable pursuant to warrants to purchase common stock	—	1	—	—

Total effect of potentially dilutive common stock equivalents	102	308	128	282

NOTE 4.    STOCK OPTION EXCHANGE PROGRAM

On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of the new options was equal to the fair market value of the Company’s common stock on the date of grant. During the first phase of the program 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were granted on November 9, 2001. During the second phase of the program 273,188 options with a weighted average exercise price of $43.87 per share were canceled and new options to purchase 198,052 shares with an exercise price of $4.10 per share were granted on February 11, 2002. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program was designed to comply with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and did not result in any compensation charges or variable accounting with respect to the new grants. Members of the Company’s Board of Directors and its executive officers were not eligible to participate in the exchange program.

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

During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during 2002. The Company’s management approved further reductions and reorganizations during the three and nine months ended September 30, 2002, which resulted in restructuring and related charges of $1.7 million and $5.5 million, respectively. The charge for the three months ended September 30, 2002 was comprised of $1.2 million for employee separation and related costs for 47 employees and $500,000 for facility closures and consolidation costs. The charge for the nine months ended September 30, 2002 was comprised of $3.2 million for employee separation and related costs for 149 employees and $2.3 million for facility closures and consolidation costs.

The Company expects to complete the facility closures and consolidation during 2002. The facility closures and consolidation costs for 2001 and 2002 relate to the abandonment of the Company’s leased facilities in Limerick, Ireland; Maidenhead, England; and near Toronto, Canada, as well as the restructuring of the Company’s leased facility in Suwanee, Georgia. Total facility closures and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company is in the process of negotiating the termination of its lease for the facility in Suwanee, Georgia and expects to incur a charge in connection with the renegotiation of $2.9 million during the fourth quarter of 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of September 30, 2002:

	Accruals	Expenditures	Balance	Nine Months Ended September 30, 2002			Balance
	during 2001	during 2001	12/31/01	Accruals	Expenditures	Credits	09/30/02
(in thousands)
Employee separation costs	$2,939	$2,259	$680	$3,245	$3,555	$202	$168
Facility closure costs	1,218	9	1,209	2,269	2,242	—	1,236

Total restructuring and related costs	$4,157	$2,268	$1,889	$5,514	$5,797	$202	$1,404

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $133,000. For the nine months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $918,000. For the three and nine month periods ended September 30, 2001, the Company recorded a gain on the disposal of assets of $10,000 and $4,000, respectively. The loss on the disposal of assets during the nine months ended September 30, 2002 is primarily attributable to the write down of assets located in the Suwanee, Limerick, and Maidenhead offices to their fair value.

NOTE 6.    COMPREHENSIVE INCOME (LOSS)

SFAS No. 130 “Reporting Comprehensive Income (Loss)”, establishes standards of reporting and display of comprehensive income (loss) and its components of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders’ equity. The components of comprehensive loss for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

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

As a result of a customer’s decision to discontinue its external operations to focus on internal cost reduction, this customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company has accrued a refund of $2.5 million payable to this customer as of September 30, 2002 for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. The $2.5 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. During the nine months ended September 30, 2002, revenues from the Company’s agreements with this customer represented 33.8% of the Company’s total revenues.

NOTE 8.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following (in thousands):

	September 30, 2002	December 31, 2001
Accounts payable	$180	$588
Accrued compensation, benefits, and commissions	512	1,386
Restructuring reserves	1,404	1,889
Refund payable to customer	2,541	—
Other	563	2,643

Total accounts payable and accrued liabilities	$5,200	$6,506

The Company has filed a definitive proxy seeking stockholder approval for the reimbursement of legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders on behalf of himself, Burtt R. Ehrlich, and Nicholas Sokolow in connection with their successful solicitation of proxies for the 2002 annual meeting of our shareholders. Due to the fact that we are seeking stockholder approval before agreeing to the reimbursement of these expenses, such expenses have not been reflected in our financial statements. If our stockholders approve this reimbursement, the Company will record a charge of $531,343 in the fourth quarter of 2002.

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”, SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”. SFAS 145 amends SFAS 13, “Accounting for Leases”, eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have an impact on the Company’s financial statements.

At the November 2001 EITF meeting, the FASB released Staff Announcement Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement in the first quarter of 2002, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company’s financial position or results of operations, however, the Company’s services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three and nine months ended September 30, 2002, the Company recorded revenue from reimbursement of out-of-pocket expenses of approximately $57,000 and $207,000, respectively. For the three and nine months ended September 30, 2001, the Company’s services fees revenue and cost of services fees revenue increased by approximately $99,000 and $569,000, respectively, as a result of the adoption of this new pronouncement.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of”. The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company’s 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements upon adoption.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142. This impairment test did not result in any changes to the carrying value of goodwill. In the second quarter of 2002, the Company tested goodwill for impairment according to the provisions of SFAS 142 and intangible assets with definite lives according to SFAS 144 due to certain changes in business strategy that effected the Company’s business plans. This impairment test resulted in an impairment of $6.7 million of goodwill and $3.6 million of intangible assets with definite lives. The Company recorded $1.8 million and $5.8 million, respectively, of amortization expense related to goodwill during the three and nine months ended September 30, 2001. As a result of adopting SFAS 142 on January 1, 2002, the Company did not recognize any goodwill amortization during the three and nine months ended September 30, 2002.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Clarus Corporation (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002 to revise Item 1 (Financial Statements) and Item 2 (Management’s Discussion of Financial Condition and Results of Operations) of Part I as further described in Note 2.

This amendment revises the presentation of certain of the Company’s financial information. However, the Company’s total assets, total liabilities, stockholders’ equity, net loss, and net loss per common share as of and for the periods ended September 30, 2002, as reported herein, are unchanged from the Company’s initial filing of its Quarterly Report.

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

In May 2002 the Company announced that it had retained an investment banking firm to assist the Company in exploring all strategic alternatives to enhance stockholder value, including a sale of the Company, its assets or its product lines or the adoption of a plan of liquidation or redeployment.

On October 17, 2002, the Company signed a definitive Asset Purchase Agreement with Epicor Software Corporation to sell substantially all of its electronic commerce business in an all cash transaction for a purchase price of $1.0 million. The transaction is expected to close during the fourth quarter of this year. The acquisition, which is subject to approval of the Clarus stockholders and other customary closing conditions, is part of a strategy adopted by the Board of Directors to increase stockholder value by redeploying the Company’s assets to enhance future growth and further reduce operating losses. Following the sale of substantially all of the Company’s electronic commerce business, the Company plans to redeploy its cash to acquire a company or companies. If our stockholders do not approve the Asset Sale, it will not be consummated and we will pursue other strategies, including the potential sale or liquidation of our electronic commerce business.

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

—
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

—
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

—
The Company had significant long-lived assets, primarily intangibles and goodwill, as a result of acquisitions completed during 2000. The Company currently evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. During the fourth quarter of 2001, the Company’s evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management’s revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge during the three months ended December 31, 2001 to goodwill and intangible assets based on the amount by which the carrying amount of these assets exceeded fair value. As a result of a change in the Company’s strategic direction during the second quarter of 2002, the Company determined that the remaining carrying value of goodwill and intangible assets should be tested for further impairment. The Company’s evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company’s assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.7 million and an impairment charge to intangible assets of $3.6 million during the three months ended June 30, 2002. As a result of the impairment of the remaining goodwill and intangible assets during the three months ended June 30, 2002, the Company did not record any amortization expense related to intangible assets with definite lives during the three months ended September 30, 2002. The Company recorded $227,000 of amortization expense related to intangible assets with definite lives during the three months ended September 30, 2001. The Company recorded $455,000 and $682,000 of amortization expense related to intangible assets with definite lives during the nine months ended September 30, 2002 and 2001, respectively. The Company recorded $1.8 million and $5.8 million of amortization expense related to goodwill during the three and nine months ended September 30, 2001. As a result of adopting SFAS 142, the Company did not record amortization expense related to goodwill during 2002.

—
The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the three and nine months ended September 30, 2001, the Company recorded impairment charges on investments of $2.6 million and $9.1 million, respectively.

—
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

During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during 2002. The Company’s management approved further reductions and reorganizations during the three and nine months ended September 30, 2002, which resulted in restructuring and related charges of $1.7 million and $5.5 million, respectively. The charge for the three months ended September 30, 2002 was comprised of $1.2 million for employee separation and related costs for 47 employees and $500,000 for facility closures and consolidation costs. The charge for the nine months ended September 30, 2002 was comprised of $3.2 million for employee separation and related costs for 149 employees and $2.3 million for facility closures and consolidation costs.

The Company expects to complete the facility closures and consolidation during 2002. The facility closures and consolidation costs for 2001 and 2002 relate to the abandonment of the Company’s leased facilities in Limerick, Ireland; Maidenhead, England; and near Toronto, Canada, as well as the restructuring of the Company’s leased facility in Suwanee, Georgia. Total facility closures and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company is in the process of negotiating the termination of its lease for the facility in Suwanee, Georgia and expects to incur a charge in connection with the renegotiation of $2.9 million during the fourth quarter of 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of September 30, 2002:

	Accruals during 2001	Expenditures during 2001	Balance 12/31/01	Nine Months Ended September 30, 2002			Balance 09/30/02
				Accruals	Expenditures	Credits
(in thousands)
Employee separation costs	$2,939	$2,259	$680	$3,245	$3,555	$202	$168
Facility closure costs	1,218	9	1,209	2,269	2,242	—	1,236

Total restructuring and related costs	$4,157	$2,268	$1,889	$5,514	$5,797	$202	$1,404

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

For the three months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $133,000. For the nine months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $918,000. For the three and nine month periods ended September 30, 2001, the Company recorded a gain on the disposal of assets of $10,000 and $4,000, respectively. The loss on the disposal of assets during the nine months ended September 30, 2002 is primarily attributable to the write down of assets located in the Suwanee, Limerick, and Maidenhead offices to their fair value.

Results of Operations

Revenues

Total Revenues.    Total revenues for the quarter ended September 30, 2002 decreased 51.5% to $1.5 million from $3.1 million during the same period in 2001. Total revenues for the nine months ended September 30, 2002 decreased 43.5% to $8.0 million from $14.2 million during the same period in 2001. The decrease in total revenues in both periods resulted primarily from a decrease in license revenue due to reduced demand for the Company’s software products as a result of reduced information technology spending and the announcement by the Company to explore all strategic alternatives during the quarter ended June 30, 2002. Revenues have also decreased as a result of the fact that the Company has severed a large number of its sales and marketing personnel and the Company is actively pursuing a redeployment of its assets.

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

As a result of a customer’s decision to discontinue its external operations to focus on internal cost reduction, this customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company has accrued a refund of $2.5 million payable to this customer as of September 30, 2002 for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. The $2.5 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. During the nine months ended September 30, 2002, revenues from the Company’s agreements with this customer represented 33.8% of the Company’s total revenues.

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

Cost of Revenues

Total Cost of Revenues.    Cost of revenues decreased 62.8% to $995,000, or 65.6% of total revenue, during the quarter ended September 30, 2002 from $2.7 million, or 85.6% of total revenue, during the same period in 2001. Cost of revenues decreased 51.3% to $4.8 million, or 60.4% of total revenue, during the nine months ended September 30, 2002 from $9.9 million, or 70.0% of total revenue, during the same period in 2001. The decreases in cost of revenues are primarily a result of a decrease in the cost of services fees due to lower personnel related costs, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002. During the three months ended September 30, 2002, the Company had an average of 81.1% fewer employees in services compared to the same period in 2001. During the nine months ended September 30, 2002, the Company had an average of 65.7% fewer employees in services compared to the same period in 2001. The reduced personnel related costs are a result of Company instituted cost control measures that began during 2001 and the Company’s announced strategy in May 2002 to pursue strategic alternatives such as a sale of the Company, its assets or its product lines. The Company had approximately $178,000 of severance related costs during the three months ended September 20, 2002 compared to $86,000 of severance related costs during the three months ended September 30, 2001. The Company had approximately $722,000 of severance related costs during the nine months ended September 20, 2002 compared to $247,000 of severance related costs during the nine months ended September 30, 2001.

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

Cost of Services Fees.    Cost of services fees decreased 62.8% to $990,000, or 73.1% of total services fees revenues, during the quarter ended September 30, 2002 compared to $2.7 million, or 110.4% of total services fees revenues, during the same period in

2001. Cost of services fees decreased 50.8% to $4.8 million, or 89.9% of total services fees revenues, during the nine months ended September 30, 2002 compared to $9.8 million, or 129.8% of total services fees revenues, during the same period in 2001. As discussed above, the decrease in the cost of services fees was primarily attributable to lower personnel related costs in both the services implementation and customer support areas, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002.

Research and Development Expense

Research and development expenses decreased 63.4% to approximately $1.3 million, or 82.8% of total revenues, during the quarter ended September 30, 2002 from $3.4 million, or 109.9% of total revenues, during the same period in 2001. During the nine months ended September 30, 2002, research and development expenses decreased 52.5% to approximately $6.4 million, or 80.4% of total revenues from $13.6 million, or 95.8% of total revenues, during the same period in 2001. Research and development expenses decreased primarily as a result of a reduction in personnel related costs and consulting fees incurred to develop the Company’s products, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002. Consulting fees were $108,000 in the third quarter of 2002 compared to $562,000 in the third quarter of 2001. During the three months ended September 30, 2002, the Company had an average of 68.4% fewer employees in the research and development area compared to the same period of 2001. Consulting fees were $814,000 in the first nine months of 2002 compared to $3.3 million in the first nine months of 2001. During the nine months ended September 30, 2002, the Company had an average of 51.4% fewer employees in the research and development area compared to the same period of 2001. The Company had approximately $221,000 of severance related costs during the three months ended September 20, 2002 compared to $107,000 of severance related costs during the three months ended September 30, 2001. The Company had approximately $968,000 of severance related costs during the nine months ended September 20, 2002 compared to $107,000 of severance related costs during the nine months ended September 30, 2001.

Sales and Marketing Expense, exclusive of non-cash expense

Sales and marketing expenses decreased 81.3% to $1.0 million, or 67.3% of total revenues, during the quarter ended September 30, 2002 from $5.5 million, or 174.5% of total revenues, during the same period in 2001. Sales and marketing expenses decreased 68.3% to $7.2 million, or 90.6% of total revenues, during the nine months ended September 30, 2002 from $22.8 million, or 161.4% of total revenues, during the same period in 2001. The decrease was primarily attributable to a decrease in variable compensation as a result of lower license revenue during the period and a decrease in sales and marketing personnel, partially offset by an increase in restructuring costs incurred during the three and nine months ended September 30, 2002. The Company had an average of 87.8% fewer employees during the third quarter of 2002 in the sales, marketing and business development areas compared to the third quarter of 2001. The Company had an average of 71.9% fewer employees during the first nine months of 2002 in the sales, marketing and business development areas compared to the first nine months of 2001. The Company incurred severance and related costs of $561,000 and $1.1 million, respectively, during the three and nine months ended September 30, 2002. The Company incurred severance and related costs of $262,000 and $396,000, respectively, during the three and nine months ended September 30, 2001.

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

General and Administrative, Exclusive of Noncash Expense

General and administrative expenses, including the provision for doubtful accounts, decreased 37.4% to $1.7 million during the quarter ended September 30, 2002 from $2.6 million during the same period in 2001. General and administrative expenses decreased 34.3% to $6.8 million during the nine months ended September 30, 2002 from $10.3 million during the same period in 2001. The decrease in general and administrative expense for the three months ended September 30, 2002 was primarily attributable to a decrease in the provision for doubtful accounts and reduced headcount, partially offset by severance and related costs and facility restructuring costs. The Company recorded a reversal of the provision for doubtful accounts of $(300,000) during the three months ended September 30, 2002 compared to a provision of $824,000 for the three months ended September 30,

2001. The Company had an average of 56.3% fewer employees during the three months ended September 30, 2002 in the general and administrative areas compared to the same period of 2001. The Company had approximately $192,000 of severance related costs and approximately $555,000 in facility restructuring expenses during the three months ended September 20, 2002 compared to $64,000 of severance related costs during the three months ended September 30, 2001. The decrease in general and administrative expense for the nine months ended September 30, 2002 was primarily attributable to a decrease in the provision for doubtful accounts and reduced headcount, partially offset by severance and related costs and facility restructuring costs. The Company recorded a reversal of the provision for doubtful accounts of $(297,000) during the nine months ended September 30, 2002 compared to a provision of $3.4 million for the nine months ended September 30, 2001. The Company had an average of 52.7% fewer employees during the nine months ended September 30, 2002 in the general and administrative areas compared to the same period of 2001. The Company had approximately $389,000 of severance related costs and approximately $2.1 million in facility restructuring expenses during the nine months ended September 20, 2002 compared to $282,000 of severance related costs during the nine months ended September 30, 2001.

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

Impairment of Intangible Assets

In the second quarter of 2002, the Company recognized a goodwill impairment loss of $6.7 million and an intangible asset impairment loss of $3.6 million as a result of a change in the Company’s strategic direction. The Company periodically evaluates the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result of a change in the Company’s strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company’s evaluation of future cash flows based on the change in strategic direction indicated the carrying value of the Company’s assets exceeded fair value. As a result the Company recorded an additional impairment charge to goodwill and intangible assets of $10.4 million during the three months ended June 30, 2002.

Depreciation and Amortization on Property and Equipment

Depreciation and amortization on property and equipment increased to $971,000 in the quarter ended September 30, 2002 from $848,000 in the same period of 2001. Depreciation and amortization on property and equipment increased to $3.4 million in the nine months ended September 30, 2002 from $2.5 million in the same period of 2001. The increase in depreciation and amortization on property and equipment during 2002 is primarily due to financial, customer relationship, and professional services management software implemented during 2001.

Amortization of Intangible Assets

The Company did not incur any amortization of intangible assets during the three months ended September 30, 2002 because of the impairment of all intangible assets described above. Amortization of intangible assets was $2.0 million during the three months ended September 30, 2001. Amortization of intangible assets decreased to $455,000 during the nine months ended September 30, 2002 from $6.5 million during the same period of 2001. The decrease is primarily the result of adopting SFAS 142, effective January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. The amortization during 2002 relates to intangible assets with definite lives. As a result of adopting SFAS 142, the Company did not recognize any amortization related to goodwill during 2002. The Company recorded $1.8 million of amortization expense related to goodwill during the three months ended September 30, 2001 and $5.8 million during the nine months ended September 30, 2001. The Company recorded $227,000 of amortization related to intangible assets with definite lives during the three months ended September 30, 2001 and $682,000 during the nine months ended September 30, 2001.

(Gain)/Loss on Disposal of Assets

For the three months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $133,000. For the nine months ended September 30, 2002, the Company recorded a loss on the disposal of assets of $918,000. For the three and nine month periods ended September 30, 2001, the Company recorded a gain on the disposal of assets of $10,000 and $4,000, respectively. The loss on the disposal of assets during the nine months ended September 30, 2002 is primarily attributable to the write down of assets located in the Suwanee, Limerick, and Maidenhead offices to their fair value.

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

Liquidity and Capital Resources

The Company's cash and cash equivalents decreased to $17.7 million at September 30, 2002 from $55.6 million at December 31, 2001. Marketable securities increased to $84.8 million at September 30, 2002 from $65.3 million at December 31, 2001. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used to fund operating losses.

Cash used in operating activities was approximately $18.7 million during the nine months ended September 30, 2002. The cash used was primarily attributable to the Company's net loss and to a decrease in deferred revenue and accounts payable and accrued liabilities partially offset by noncash items and a decrease in accounts receivable and prepaid and other assets. Cash used in operating activities was approximately $38.2 million during the nine months ended September 30, 2001. The cash used was primarily attributable to the Company's net loss and a decrease in accounts payable and accrued liabilities partially offset by noncash items and a decrease in accounts receivable.

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

As a result of a customer’s decision to discontinue its external operations to focus on internal cost reduction, this customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company has accrued a refund of $2.5 million payable to this customer as of September 30, 2002 for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. The $2.5 million is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet as of September 30, 2002. During the nine months ended September 30, 2002, revenues from the Company’s agreements with this customer represented 33.8% of the Company’s total revenues.

The Company has filed a definitive proxy seeking stockholder approval for the reimbursement of legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders on behalf of himself, Burtt R. Ehrlich, and Nicholas Sokolow in connection with their successful solicitation of proxies for the 2002 annual meeting of our shareholders. Due to the fact that we are seeking stockholder approval before agreeing to the reimbursement of these expenses, such expenses have not been reflected in our financial statements. If our stockholders approve this reimbursement, the Company will record a charge of $531,343 in the fourth quarter of 2002.

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

The Company expects to receive approximately $800,000 in net proceeds at closing as a result of the Asset Sale. If the Asset Sale is consummated, the Company will be required to pay approximately $700,000—$800,000 in severance compensation to its Chief Executive Officer and to certain of its employees who do not receive offers of employment from Epicor. The Company will also pay fees of approximately $150,000 to the Company’s financial advisers in connection with the Asset Sale.

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

The Company does not engage in any transactions or have relationships or other arrangements with any unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not trade in energy, weather or other commodity based contracts.

Related Party Transactions

The Company has filed a definitive proxy seeking stockholder approval for the reimbursement of legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders on behalf of himself, Burtt R. Ehrlich, and Nicholas Sokolow in connection with their successful solicitation of proxies for the 2002 annual meeting of our shareholders. Due to the fact that we are seeking stockholder approval before agreeing to the reimbursement of these expenses, such expenses have not been reflected in our financial statements. If our stockholders approve this reimbursement, the Company will record a charge of $531,343 in the fourth quarter of 2002.

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

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt”,

SFAS 44, “Accounting for Intangible Assets of Motor Carriers” and SFAS 64, “Extinguishments of Debt Made to Satisfy Sinking Fund Requirements”. SFAS 145 amends SFAS 13, “Accounting for Leases”, eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have an impact on the Company’s financial statements.

At the November 2001 EITF meeting, the FASB released Staff Announcement Topic D-103, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” stating that the Staff believes that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this Staff Announcement effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this FASB Staff Announcement in the first quarter of 2002, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this FASB Staff Announcement did not have any impact on the Company’s financial position or results of operations, however, the Company’s services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the three and nine months ended September 30, 2002, the Company recorded revenue from reimbursement of out-of-pocket expenses of approximately $57,000 and $207,000, respectively. For the three and nine months ended September 30, 2001, the Company’s services fees revenue and cost of services fees revenue increased by approximately $99,000 and $569,000, respectively, as a result of the adoption of this new pronouncement.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of”. The Company adopted SFAS 144 effective January 1, 2002, which did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company’s 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements upon adoption.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values. The Company adopted SFAS 141 upon issuance and adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142. This impairment test did not result in any changes to the carrying value of goodwill. In the second quarter of 2002, the Company tested goodwill for impairment according to the provisions of SFAS 142 and intangible assets with definite lives according to SFAS 144 due to certain changes in business strategy that effected the Company’s business plans. This impairment test resulted in an impairment of $6.7 million of goodwill and $3.6 million of intangible assets with definite lives. The Company recorded $1.8 million and $5.8 million, respectively, of amortization expense related to goodwill during the three and nine months ended September 30, 2001. As a result of adopting SFAS 142 on January 1, 2002, the Company did not recognize any goodwill amortization during the three and nine months ended September 30, 2002.

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

The Company expects to receive approximately $800,000 in net proceeds at closing as a result of the Asset Sale. If the Asset Sale is consummated, the Company will be required to pay approximately $700,000—$800,000 in severance compensation to its Chief Executive Officer and to certain of its employees who do not receive offers of employment from Epicor. The Company will also pay fees of approximately $150,000 to the Company’s financial advisers in connection with the Asset Sale.

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

In addition, if in connection with the Company’s announced strategy to pursue strategic alternatives the Company does not continue its current software business operations, the Company may be subject to claims by its customers under its license agreements.

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

CLARUS CORPORATION

Date: December 2, 2002	/s/ James J. McDevitt
James J. McDevitt, Chief Financial Officer and Secretary

CERTIFICATION

I, Steven P. Jeffery, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A-1 of Clarus Corporation;

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

Date: December 2, 2002	/s/ Stephen P. Jeffery
Chief Executive Officer

CERTIFICATION

I, James J. McDevitt, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A-1 of Clarus Corporation;

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

Date: December 2, 2002	/s/ James J. McDevitt
Chief Financial Officer