Form 10-K
period 2002-12-31
CLARUS CORP
filed 2003-03-31
CIK 913277

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                   (Mark One)
              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                               One Pickwick Plaza
                          Greenwich, Connecticut 06830
                (Address of principal office, including zip code)

                                 (203) 302-2000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock,
                                par value $.0001

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

     The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at March 14, 2003 was approximately $74.2 million based on $5.11 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

     The number of shares of the Registrant's common stock outstanding at March 14, 2003, was 15,770,631 shares.

                       DOCUMENT INCORPORATED BY REFERENCE
     Portions of our Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2002 fiscal year end are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                                                           PAGE
                                                                                                           ----
PART I
ITEM 1.    BUSINESS                                                                                           1
ITEM 2.    PROPERTIES                                                                                         7
ITEM 3.    LEGAL PROCEEDINGS                                                                                  7
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                8

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                           8
ITEM 6.    SELECTED FINANCIAL DATA                                                                           10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        23
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                                                        24
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              49

PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                49
ITEM 11.   EXECUTIVE COMPENSATION                                                                            49
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    49
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    49
ITEM 14.   PROCEDURES AND CONTROLS                                                                           49

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                   50

SIGNATURES                                                                                                   53
EXHIBIT INDEX                                                                                                57

PART I

ITEM 1.       BUSINESS

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe," "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

     These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets to enhance stockholder value following the completion of the transaction with Epicor, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. The Company cannot guarantee its future performance.

OVERVIEW

     Clarus Corporation ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") was formerly a provider of e-commerce business solutions until the sale of substantially all of its operating assets in December 2002. We are currently seeking to redeploy our cash and cash equivalent assets to enhance stockholder value and are seeking, analyzing and evaluating potential acquisition and merger candidates. We were incorporated in Delaware in 1991 under the name SQL Financials, Inc. In August 1998, we changed our name to Clarus Corporation. Our principal corporate office is located at One Pickwick Plaza, Greenwich, Connecticut 06830 and our telephone number is (203) 302-2000.

PRIOR BUSINESS

     Prior to the sale of substantially all of our operating assets in December 2002, we developed, marketed and supported Internet-based business-to-business ("B2B") e-commerce software that automated the procurement, sourcing, and settlement of goods and services. Our software was designed to help organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and help to maximize procurement economies of scale. Our client services organization provided our customers and strategic partners with implementation services, training and technical support. This organization educated our customers and strategic partners on the strategy, methodology and functionality of our products and implemented our solution, on average, within three to six months.

     There were several milestones in the evolution of our business prior to the sale including:

     o Initial Public Offering. On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares of common stock at $10.00 per share, resulting in net proceeds to us of approximately $22.0 million.

     o ELEKOM Acquisition. On November 6, 1998, we acquired ELEKOM Corporation ("ELEKOM") for approximately $15.7 million, consisting of $8.0 million in cash and approximately 1.4 million shares of our common stock (valued in the transaction at $5.50 per share). ELEKOM developed a software program that provided electronic corporate procurement capabilities to its clients.

     o Sale of our Financial and Human Resources Software Business. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software ("ERP") business to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale we received approximately $13.9 million. Approximately $2.9 million of the purchase price was placed in escrow and was subsequently settled during 2000.

     o Follow-on Public Offering. On March 10, 2000, we sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to us of approximately $244.4 million.

     o iSold.com Acquisition. On April 28, 2000, we acquired all the capital stock of iSold.com, Inc. ("iSold") for approximately $2.5 million in cash. iSold developed a software program that provided auctioning capabilities to its clients.

     o SAI/Redeo Companies Acquisition. On May 31, 2000, we acquired all the outstanding stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies") for approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following variables: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 2 years) and acquisition costs of approximately $995,000. The SAI/Redeo Companies specialized in electronic payment settlement software.

E-Commerce Strategic Alliances and Relationships. To ensure that our prior business would deliver a comprehensive solution to our customers, we established and developed strategic relationships with application service providers, systems integrators, resellers, OEMs and other complementary technology partners. These relationships were focused on the expansion of our sales reach to markets not covered by our direct sales organization.

Sales and Marketing. Our prior business sold software and services through our direct sales force and a number of indirect channels. Our direct sales force was organized geographically into two regions: (i) the Americas and (ii) Europe, Middle East and Africa ("EMEA"). The sales cycle for our business-to-business e-commerce products typically averaged four to nine months. In addition, our web site, www.claruscorp.com was integrated with our sales, marketing, recruiting and fulfillment operations.

Competition. The market for the products of our prior business was highly competitive and subject to rapid technological change. The principal competitive factors affecting our market included having a significant base of referenceable customers, breadth and depth of solution, a critical mass of buyers and suppliers, product quality and performance, customer service, architecture, product features, the ability to implement, and value of the overall solution.

Research and Development. Our research and development expenditures relating to our prior business were approximately $7.3 million, $16.2 million and $22.4 million for the years ended December 31, 2002, 2001 and 2000, respectively. The majority of our research and development expenditures were related to our e-commerce products.

Proprietary Rights and Licensing. We applied for registration for certain trademarks and evaluated the registration of copyrights and additional trademarks as appropriate. We entered into license agreements with each of our customers. Each of our license agreements provided for the customer's non-exclusive right to use the object code version of our products, prohibited the customer from disclosing to third parties or reverse engineering our products and disclosing our other confidential information.

RECENT DEVELOPMENTS

     At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren
B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these new directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value. By pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our substantial cash, other non-operating assets (including, to the extent available, our net operating loss carry-forward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our interest income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's interest income will not exceed its operating expenses during 2003.

     As part of our strategy to enhance stockholder value, on December 6, 2002, we consummated the sale of substantially all of the assets of our electronic commerce business to Epicor Software Corporation ("Epicor"), a Delaware corporation, for a purchase price of $1.0 million in cash (the "Asset Sale"). Epicor is traded on the Nasdaq National Market under the symbol "EPIC." The sale included licensing, support and maintenance activities from our eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products, our customer lists, certain contracts and certain intellectual property rights related to the purchased assets, maintenance payments that we received between October 17, 2002 and the December 6, 2002 closing date of the Asset Sale for maintenance and services to be performed by Epicor after the closing date of the Asset Sale, and certain furniture and equipment. In connection with the sale we entered into a Transition Services Agreement until March 31, 2003, that will allow Epicor to use a portion of our facility in Suwanee, Georgia to operate the electronic commerce business that Epicor is purchasing in the Asset Sale.

     We did not transfer to Epicor our cash, marketable securities or other investments or our Cashbook, eMarket, eXpense, View (for eMarket) or eTour (for eMarket) products or related assets. We also did not transfer the name and trademark "Clarus," although we granted Epicor a 24-month license to use the trademark "Clarus" in connection with its operation of the purchased assets and the right to acquire the trademark for no additional consideration if we cease using it as our corporate name within two years after the closing of the Asset Sale. Epicor agreed to assume certain of our liabilities, such as executory obligations arising under certain contracts, agreements and commitments related to the transferred assets. We remain responsible for all of our other liabilities including liabilities under certain contracts, including any violations of environmental laws and for our obligations related to any of our indebtedness, employee benefit plans or taxes that are or were due and payable in connection with the acquired assets on or before the closing date of the Asset Sale.

     Upon the closing of the sale to Epicor, Warren B. Kanders assumed the position of Executive Chairman of the Board of Directors, Stephen P. Jeffery ceased to serve as Chief Executive Officer and Chairman of the Board, and James
J. McDevitt ceased to serve as Chief Financial Officer and Corporate Secretary. Mr. Jeffery has agreed to continue to serve on the Board of Directors and serve in a consulting capacity for a period of three years. In addition, the Board of Directors appointed Nigel P. Ekern as Chief Administrative Officer to oversee the interim operations of Clarus and to assist with our asset redeployment strategy.

     On January 1, 2003, we sold the assets related to our Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. Our Cashbook product provides process improvements such as bill-to-pay in accounts payable and order-to-cash in accounts receivable. This completed the sale of nearly all of our active software operations as part of our strategy to limit operating losses and enable us to reposition our business in order to enhance stockholder value. In anticipation of the redeployment of our assets, our cash balances are being held in short term instruments designed to preserve safety and liquidity.

     We are currently identifying suitable merger partners or acquisition opportunities. In connection with the strategy of redeployment of assets, we retained Morgan Joseph & Co. Inc., a New York based investment banking firm serving middle market companies, to assist us in implementing this strategy by identifying suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. In addition, we believe that our common stock, which is publicly traded on the Nasdaq National Market and has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Factors That May Affect Our Future Results" below.

EMPLOYEES

     All of our employees are based in the United States. As of December 31, 2002, we had a total of 20 employees, including one in client services, one in sales, six in research and development and 12 in finance and administration. As of March 31, 2003, we expect to have a total of five employees, all of which are located in our Greenwich, Connecticut headquarters. We closed our office in Georgia in March 2003. Our employees were previously based in the United States, Canada, the United Kingdom and Ireland. As of December 31, 2001, we had a total of 209 employees.

     None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

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

                          RISKS RELATED TO THE COMPANY

WE CONTINUE TO INCUR OPERATING LOSSES.

     As a result of the sale of substantially all of our electronic commerce business, we will no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $272.4 million from our inception through December 31, 2002. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on the Company's ability to redeploy our assets and use our substantial cash to reposition our business whether it is through a merger or acquisitions. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products relating to our new operating business, and (iii) success in distributing and marketing our new proposed products.

OUR INDEMNIFICATION OBLIGATIONS TO EPICOR FOR BREACHES OF CERTAIN OF OUR REPRESENTATIONS IN THE ASSET PURCHASE AGREEMENT MAY SIGNIFICANTLY EXCEED THE CONSIDERATION WE RECEIVED IN THE ASSET SALE.

     We have an obligation to indemnify Epicor for any losses from breaches of our representations or warranties in the Asset Purchase Agreement that occur within 24 months after the closing date of the Asset Sale (December 6, 2002) or within the applicable statute of limitations period for claims relating to payment of applicable taxes and our compliance with applicable environmental laws, if longer. Our indemnification obligations with respect to our breach of representations or warranties are subject to a maximum aggregate limit of $1.0 million, except that: (i) the maximum aggregate limit is $3.0 million with respect to indemnification for any losses Epicor suffers that are related to our breach of representations and warranties relating to our ownership of the assets to be sold to Epicor, our intellectual property or our compliance with applicable "bulk sales" laws; and (ii) there is no limit on our obligation to indemnify Epicor for losses resulting from the conduct of our business before the closing date of the Asset Sale, the assets not purchased or the liabilities not assumed by Epicor in the Asset Sale or a breach of any representation or warranty regarding our payment of applicable taxes or our compliance with applicable environmental laws.

     The payment of any such indemnification obligations would materially and adversely impact our cash resources and our ability to pursue additional business opportunities.

FOR FIVE YEARS AFTER THE CLOSING OF THE ASSET SALE TO EPICOR, WE WILL BE PROHIBITED FROM COMPETING WITH SUCH ASSETS SOLD TO EPICOR.

     The Noncompetition Agreement we entered into with Epicor at closing will provide that for a period of five years after the closing of the Asset Sale (December 6, 2002), neither we nor any of our affiliated entities will, directly or indirectly, anywhere in the world: (i) engage in any business that competes with the business of developing, marketing and supporting Internet-based business-to-business, electronic commerce solutions that automate the procurement, sourcing and settlement of goods and services including through the eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products and all improvements and variations of these products; (ii) attempt to persuade any customer or vendor of Epicor to cease to do business with Epicor or reduce the amount of business being conducted with Epicor; (iii) solicit the business of any customer or vendor of Epicor, if the solicitation could cause a reduction in the amount of business that Epicor does with the customer or vendor; or (iv) hire, solicit for employment or encourage to leave the employment of Epicor any person who is then an employee of Epicor or was an employee of Epicor within the previous 90 days before the closing of the Asset Sale.

     The prohibitions contained in our Noncompetition Agreement with Epicor will restrict the business opportunities available to us and therefore may have a material adverse effect on our ability to successfully redeploy our remaining assets.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

     As part of our strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash and cash equivalent assets to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. We may not be successful in acquiring such a business or in operating any business that we acquire. Failure to redeploy successfully will result in our inability to become profitable.

WE WILL HAVE NO OPERATING HISTORY IN OUR NEW LINE OF BUSINESS, WHICH IS YET TO BE DETERMINED, AND THEREFORE WE WILL BE SUBJECT TO THE RISKS INHERENT IN ESTABLISHING A NEW BUSINESS.

     The Company has not identified what its new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that the Company will have had no operating history in its new line of business and any target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new business. Such new business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured.

ANY ACQUISITIONS THAT WE ATTEMPT OR COMPLETE COULD PROVE DIFFICULT TO INTEGRATE OR REQUIRE A SUBSTANTIAL COMMITMENT OF MANAGEMENT TIME AND OTHER RESOURCES.

     Acquisitions involve a number of unique risks including: (i) executing successful due diligence; (ii) exposure to unforeseen liabilities of acquired companies; and (iii) increased risk of costly and time-consuming litigation, including stockholder lawsuits.

     We may be unable to address these problems successfully. Moreover, our future operating results will depend to a significant degree on our ability to integrate acquisitions (if any) successfully and manage operations while also controlling our expenses. In addition, if we or our investment adviser, Morgan Joseph & Co. Inc., identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully, particularly acquisitions of large companies. Any acquisition, even if effectively integrated, may not benefit our stockholders.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET OPERATING LOSS ("NOL") CARRYFORWARDS.

     NOLs may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently. Consequently, our ability to use the tax benefits associated with our substantial NOL will depend significantly on our success in identifying suitable merger partners and/or acquisition candidates, and once identified, successfully consummate a merger with and/or acquisition of these candidates.

     Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we would be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent shareholders" within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent shareholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent shareholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent shareholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

     The amount of NOL carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service. The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code, may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

ANY TRANSFER RESTRICTIONS IMPLEMENTED BY THE COMPANY TO PRESERVE NOL MAY NOT BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

     The Company may seek to preserve its NOL through an amendment of its certificate of incorporation and/or bylaws, which would impose restrictions on the transfer of the Company's capital stock. Any transfer restrictions on the Company's capital stock will be designed to restrict only those transfers that could result in an impermissible ownership change limiting our ability to utilize our NOL. Although any transfer restriction imposed on our capital stock is intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such restriction would prevent all transfers that would result in an impermissible ownership change.

     Any transfer restrictions will require any person attempting to acquire a significant interest in the Company to seek the approval of our Board of Directors. This may have an "anti-takeover" effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because transfer restrictions will have the effect of restricting a stockholder's ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD SIGNIFICANTLY LIMIT OUR ABILITY TO OPERATE AND ACQUIRE AN ESTABLISHED BUSINESS.

     The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. Unless an exclusion applies, a company is an investment company if it owns "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. An exclusion from the definition of an investment company is provided under Section 3(b)(1) of the Investment Company Act for companies that are engaged primarily in a business other than investing, reinvesting, owning, holding, or trading in securities. Prior to the sale of substantially all of our operating assets in December 2002 and January 2003, we were an operating company engaged in the development, marketing and support of Internet-based business-to-business e-commerce software, and either did not meet the definition of investment company under the Investment Company Act, or could rely on the
Section 3(b)(1) exclusion from the definition of investment company under the Investment Company Act. Since December 2002, we have been relying on the exclusion from the definition of investment company provided by Rule 3a-2 under the Investment Company Act, which is available for a period not exceeding on e year to a company that intends to be engaged primarily in a business other than that of investing, reinvesting, owning, holding or trading in securities. Our officers and directors are currently actively engaged in pursuing opportunities to redeploy our assets by seeking to identify an established operating business for us to acquire or merge with by the end of the one-year period. If they are not able to identify a business during that time period, we will need to consider other options, including divesting ourselves of securities that could be deemed to be "investment securities" under the Investment Company Act and/or acquiring sufficient non-investment assets so as not to be regarded as an investment company under the Investment Company Act, either of which options could be disadvantageous to us and/or our shareholders. If we were deemed to be an investment company under the Investment Company Act, and were unable to rely on an exclusion under the Investment Company Act, we would be forced to comply with substantive requirements of Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure;
(iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the SEC or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the SEC or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company.


                   RISKS RELATED TO OWNERSHIP OF COMMON STOCK

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS.

     The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Item 5 of this Report which sets forth the range of high and low bids of our common stock for the calendar quarters indicated.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

     Although our stockholders may receive dividends if, as and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.


OUR COMMON STOCK IS CURRENTLY QUOTED ON THE NASDAQ NATIONAL MARKET SYSTEM BUT COULD BE DELISTED.

      To continue to be listed on the Nasdaq National Market System, we must maintain certain requirements. If we fail to satisfy one or more of the requirements, our Common Stock may be delisted. If our Common Stock is delisted, and does not become listed on another stock exchange, then it will be traded, it at all, in the over-the-counter market commonly referred to as the OTC Bulletin Board and/or the "pink sheets". If this occurs, it may be more difficult for you to sell our Common Stock, since there is generally less market-maker interest, and less liquidity, in Bulletin Board stocks than in Nasdaq listed securities.

     Also, if our Common Stock is delisted and its trading price remains below $5.00 per share, trading could potentially be subject to certain other rules of the Securities Exchange Act of 1934. Such rules require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a "penny stock". "Penny stock" is defined as any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery of a disclosure schedule explaining the penny stock market and the risks associated with that market before entering into any penny stock transaction. Disclosure is also required to be made about compensation payable to both the broker-dealer and the registered representative and current quotations for the securities. The rules also impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to the sale. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks. The additional burdens imposed upon broker-dealers by such requirements could discourage broker-dealers from effecting transactions in our Common Stock. This could severely limit the market liquidity of our Common Stock and your ability to sell the Common Stock.

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF PREFERRED STOCK.

      Our amended and restated certificate of incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways, which may delay, defer or prevent a change in control of the Company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

WHERE YOU CAN FIND MORE INFORMATION

     At your request, we will provide you, without charge, a copy of any exhibits to this annual report on Form 10-K. If you want an exhibit or more information, call, write or e-mail us at:

     Clarus Corporation
     One Pickwick Plaza
     Greenwich, Connecticut 06830
     Telephone: (203) 302-2000
     Fax: (203) 302-2020
     www.claruscorp.com or nekern@claruscorp.com
     Contact: Nigel Ekern, Chief Administrative Officer

     Our fiscal year ends on December 31. We file annual, quarterly, and other reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any reports, statements, or other information we file at the SEC's public reference rooms in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. Our SEC filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the SEC at http://www.sec.gov.

ITEM 2. PROPERTIES

     Our corporate headquarters is located in Greenwich, Connecticut where we lease approximately 2,700 square feet for $11,312 a month, pursuant to a lease, which expires on December 15, 2003. We entered into an oral agreement in 2003 with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). The agreement provides for a one-year term and Clarus has the option to renew for up to nine additional one-year terms. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In the event Clarus was to undergo a change in control, our remaining rent through the tenth anniversary of the commencement of the agreement would immediately accelerate and the present value of such rent would be placed in escrow for the benefit of Kanders & Company. We also lease approximately 5,200 square feet near Toronto, Canada, that was used for the delivery of services as well as research and development through October 2001. This facility has been sub-leased for approximately $4,000 a month, pursuant to a sublease, which expires on January 30, 2006.

     In December 2002, the Company executed a lease termination agreement pursuant to which it agreed to abandon its principal facility in Suwanee, Georgia on March 31, 2003. Pursuant to the terms of the termination agreement, the Company paid to the lessor $2.9 million in cash which has been included in general and administrative expense in the accompanying statement of operations for 2002. The lease is scheduled to terminate March 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

     The Company is a party to the following pending judicial and administrative proceedings. After reviewing the proceedings that are currently pending (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities) we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, however, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following proceedings could materially adversely affect the Company's business, results of operations, liquidity or financial condition.

              Following its public announcement on October 25, 2000, of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia. The fourteen class action lawsuits were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. A consolidated amended complaint was then filed on May 14, 2001 on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000.

             Generally the amended complaint alleges claims against the Company and the other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Generally, it is alleged that the defendants made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The amended complaint alleges that the market price of the Company's common stock was artificially inflated during the class periods. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. The Court denied a motion to dismiss brought by the defendants and the case is currently in discovery.

             On December 18, 2002, Peachtree Equity Partners, as the assignee of a five-year Promissory Note from the Company in the amount of $5,000,000 due March 14, 2005, brought an action in the Georgia state court for prepayment of the Note, plus interest and attorneys fees. The action asserts that certain Change of Control provisions, as defined in the Note, have been triggered, thus permitting the holder to demand immediate prepayment in full. The Company has denied the material allegations of the Complaint and asserted various affirmative defenses.

             During 2002, ten former employees of the Company commenced an action in the United States District Court for the Northern District of Georgia seeking back pay, employee benefits, interest and attorneys fees. The Company denies the material allegations set forth by the plaintiffs and asserted various affirmative defenses.

     In addition to the above, in the normal course of business, we are subjected to claims and litigations in the areas of general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. At this time, we do not believe any such claims will have a material impact on the Company's financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     These are the results of voting by stockholders present or represented by proxy at our special meeting held on December 6, 2002:

     Item 1. Sale of Revenue-Generating Operations and Related Assets. Proposal to consider and vote on the sale of substantially all of the assets of the Company's electronic commerce business, which represents substantially all of the Company's revenue-generating operations and related assets, pursuant to an Asset Purchase Agreement dated October 17, 2002, between the Company and Epicor Software Corporation for cash consideration. The stockholders approved this proposal. There were 10,588,519 shares voting for the proposal, 135,724 shares voting against the proposal, 17,939 shares abstaining, and 4,433,413 broker non-votes.

     Item 2. Elimination of Classified Board. Proposal to consider and vote on the adoption and approval of our proposed Amended and Restated Certificate of Incorporation and proposed Amended and Restated Bylaws to eliminate the classification of the Company's Board of Directors into three separate classes. The stockholders approved this proposal. There were 10,541,427 shares voting for the proposal, 177,051 shares voting against the proposal, 23,704 shares abstaining, and 4,433,413 broker non-votes.

     Item 3. Reimbursement of Expenses. To approve the reimbursement of expenses incurred by Warren B. Kanders on behalf of himself, Burtt R. Ehrlich and Nicholas Sokolow in connection with their successful solicitation of proxies. The stockholders approved this proposal. There were 14,088,184 shares voting for the proposal, 1,049,502 shares voting against the proposal, and 37,909 shares abstaining.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock has been listed on the Nasdaq National Market System ("NASDAQ") since May 26, 1998, the effective date of our initial public offering. On August 28, 1998, we changed our name from SQL Financials International, Inc. to Clarus Corporation. Effective September 2, 1998, we changed our NASDAQ symbol from "SQLF" to "CLRS". Prior to May 26, 1998, there was no established trading market for our common stock. The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the NASDAQ.

                                                    Closing Sales Price
                                                    --------------------
                                                      High       Low
                                                      -----     ------
Calendar Year 2001
   First Quarter                                      $9.25      $5.09
   Second Quarter                                     $7.29      $5.08
   Third Quarter                                      $8.45      $3.55
   Fourth Quarter                                     $6.27      $3.30
Calendar Year 2002
   First Quarter                                      $6.25      $3.44
   Second Quarter                                     $6.04      $3.73
   Third Quarter                                      $5.20      $4.16
   Fourth Quarter                                     $6.00      $4.53
Calendar Year 2003
   First Quarter (through March 14, 2003)             $5.87      $5.01

STOCKHOLDERS

     On March 14, 2003, the last reported sales price for our common stock on the NASDAQ was $5.11 per share. As of March 14, 2003, there were 155 holders of record of our common stock.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         The following table sets forth certain information regarding our equity plans as at December 31, 2002.

----------------------------------------------------------------------------------------------------------------------
                                             (a)                       (b)                           (c)
----------------------------------------------------------------------------------------------------------------------
PLAN CATEGORY                       NUMBER OF SECURITIES    WEIGHTED AVERAGE EXERCISE       NUMBER OF SECURITIES
                                      TO BE ISSUED UPON        PRICE OF OUTSTANDING        REMAINING AVAILABLE FOR
                                         EXERCISE OF          OPTIONS, WARRANTS AND     FUTURE ISSUANCE UNDER EQUITY
                                    OUTSTANDING OPTIONS,              RIGHTS                 COMPENSATION PLANS
                                     WARRANTS AND RIGHTS                                    (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 2,854,906                   $7.76                       1,899,110
approved by security
holders (1)(2)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                  58,334                     $55.48                       58,334
not approved by security
holders (3)(4)
----------------------------------------------------------------------------------------------------------------------
                                          2,913,240                   $8.72                       1,957,444
Total
----------------------------------------------------------------------------------------------------------------------

(1) Includes nonqualified stock options issued and issuable by the Company under the Stock Incentive Plan of Software Architects International, Limited (the "SAI Plan") assumed by the Company, pursuant to the Stock Purchase Agreement, dated May 31, 2000, by and among Clarus, SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (collectively, the "SAI/Redeo Companies") and the shareholders of the SAI/Redeo Companies. Under the SAI Plan, the Company may grant stock options to eligible participants who must be employees of the Company or its subsidiaries or consultants, but not directors or officers of the Company.

(2) Excludes 77,851 shares purchased under our Employee Stock Purchase Plans for a weighted average price of $5.39 but includes 922,149 shares of our common stock remaining available for future issuance under such plans. Under such plans, employees have an opportunity to purchase shares of the Company's common stock at a discount. Generally, eligible employees, as defined in the plan documents, may elect to have up to 15 percent of their annual salary, up to a maximum of $12,500 per six month purchase period, withheld to purchase the Company's common stock at a price equal to the lower of 85 percent of the market price of our common stock at either the beginning or the end of the six month offering period.

(3) Includes 25,000 warrants previously granted by the Company to a strategic partner in return for completion of predetermined sales and marketing milestones. The exercise price of these warrants is $53.75 per share and the warrants expire on October 31, 2003.

(4) Includes 33,334 warrants previously granted by the Company to a third party software developer in exchange for services. The exercise price of the 33,334 warrants was $56.78 per share and the warrants expire on March 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

     Our selected financial information set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. The following statement of operations and balance sheet data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report.


                                                                                  Years Ended December 31,
                                                                                  ------------------------
                                                                  2002           2001         2000          1999         1998
                                                                  ----           ----         ----          ----         ----
                                                                            (in thousands, except per share data)
Statement of Operations Data:
Revenues:
    License fees............................................... $ 2,808       $ 7,807      $24,686      $ 15,101       $ 17,372
    Services fees..............................................   6,226         9,866           --        25,676         27,744
                                                                -------       -------      -------      --------       --------
      Total revenues...........................................   9,034        17,673       35,013        40,777         45,116
Cost of revenues:..............................................
    License fees...............................................      26           211          154         1,351          1,969
    Service fees...............................................   5,498        12,921       12,901        17,152         17,428
                                                                -------       -------      -------      --------       --------
      Total cost of revenues...................................   5,524        13,132       13,055        18,503         19,397
Operating expenses:
    Research and development, exclusive of noncash expense.....   7,263        16,220       22,390         9,003          6,335
    Noncash research and development...........................      --            --          424            --             --
    In-process research and development........................      --            --        8,300            --         10,500
    Sales and marketing, exclusive of noncash expense..........   7,488        27,294       36,230        15,982         11,802
    Noncash sales and marketing................................     450         6,740        7,001         1,930             --
    General and administrative, exclusive of noncash expense...  12,574         9,381        9,897         4,996          4,387
    Provision for doubtful accounts............................    (560)        5,537        5,824         1,245            739
    Noncash general and administrative.........................      --           252        1,098           874            880
    Loss on impairment of goodwill.............................   6,801        36,756           --            --             --
    Loss on impairment of intangible assets....................   3,559            --           --            --             --
    Gain on sale of e-commerce assets to Epicor................    (514)           --           --            --             --
    Gain on sale of ERP assets to Geac.........................      --            --       (1,347)       (9,417)            --
    (Gain)/Loss on disposal of property and equipment..........   2,262           (20)          --            --             --
    Depreciation and amortization..............................   4,243        12,212        8,132         3,399          2,154
                                                                -------       -------      -------      --------       --------
        Total operating expenses...............................  43,566       114,372       97,949        28,012         36,797
                                                                -------       -------      -------      --------       --------
Operating loss................................................. (40,056)     (109,831)     (75,991)       (5,738)       (11,078)
Gain on foreign currency transactions..........................      12           107           --            --             --
Gain/(Loss) on sale of marketable securities...................      15           (11)        (100)           --             --
Loss on impairment of marketable securities and  investments...      --       (16,461)      (4,128)           --             --
Amortization of debt discount..................................      --            --         (982)           --             --
Interest income................................................   2,441         6,570       10,902           442            636
Interest expense...............................................    (225)         (228)        (348)         (105)          (224)
Minority interest..............................................      --            --           --            --            (36)
                                                               --------    ----------   ----------      --------       --------
Net loss.......................................................$(37,813)   $ (119,854)    $(70,647)      $(5,401)      $(10,702)
                                                               ========    ==========     ========      ========       ========

Net loss per common share:
    Basic and diluted..........................................  $ (2.42)      $ (7.72)     $ (4.90)       $(0.49)      $ (1.70)
                                                                 =======       =======      =======      =========      =======

Weighted average common shares outstanding:
    Basic and diluted..........................................   15,615        15,530       14,420        11,097         6,311
                                                                 =======       =======      =======       =======       =======


                                                                                     As of December 31,
                                                                               ----------------------------------
                                                                   2002         2001         2000          1999          1998
                                                                   ----         ----         ----          ----          ----
Balance Sheet Data:
Cash and cash equivalents.............................           $42,225       $55,628     $118,303       $14,127       $14,799
Marketable securities.................................            52,885        65,264       50,209            --            --
Total assets..........................................            97,764       145,274      266,904        48,563        40,082
Long-term debt, net of current portion................              --           5,000        5,000            --           245
Total stockholders' equity............................            89,360       126,328      246,822        32,615        22,111

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements, including information about or related to our future results, certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate," "project," "intend," "believe," "expect" and similar expressions are intended to identify forward-looking statements. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any or all of the assumptions could prove inaccurate, and we may not realize the results contemplated by the forward-looking statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based upon actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans that may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. The forward-looking statements contained in this report speak only as of the date of this report, and we have no obligation to update publicly or revise any of these forward-looking statements.

     These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets to enhance stockholder value following the completion of the transaction with Epicor, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in Part II of this Report. The Company cannot guarantee its future performance.

OVERVIEW

     AS PART OF OUR STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, WE HAVE SOLD OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS, ALL FURTHER DESCRIBED HEREIN. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS, THEREFOR NOT INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. FUTURE PERIODS WILL PRIMARILY REFLECT GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS THROUGH A MERGER WITH OR ACQUISITION OF AN ESTABLISHED OPERATING BUSINESS.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

       The Company's discussion of financial condition and results of operations is based on the consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

     The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements.

     o The Company has recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognized software license revenue when:
          (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     o The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. The Company recorded a reversal of the provision for doubtful accounts of ($560,000) during the year ended December 31, 2002. The Company has recorded a provision for doubtful accounts of $5.5 million and $5.8 million, respectively, in the years ended December 31, 2001 and 2000. If the financial condition of these customers were to deteriorate additional allowances may be required.

     o The Company had significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. During 2002, the Company evaluated the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company recorded impairment charges on goodwill of $6.8 million and $36.8 million in 2002 and 2001, respectively, and impairment charges on intangible assets of $3.5 million in 2002.

     o The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the years ended December 31, 2001 and 2000, the Company recorded impairment charges on investments of $15.4 million and $4.1 million, respectively. The Company did not record an impairment charge on investments during 2002.

     o The Company is a party to the pending judicial and administrative proceedings described elsewhere herein. An unfavorable resolution of those proceedings could materially adversely affect the Company's business, results of operations, liquidity or financial condition.

STOCK OPTION EXCHANGE PROGRAM

     On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them on or after November 1, 1999, in exchange for an equal number of new options to be granted at a future date. The exercise price of the new options was equal to the fair market value of the Company's common stock on the date of grant. During the first phase of the program 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were granted on November 9, 2001. During the second phase of the program 273,188 options with a weighted average exercise price of $43.87 per share were canceled and new options to purchase 198,052 shares with an exercise price of $4.10 per share were granted on February 11, 2002. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program was designed to comply with Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and did not result in any additional compensation charges or variable accounting with respect to the new grants. Members of the Company's Board of Directors and its executive officers were not eligible to participate in the exchange program.

SOURCES OF REVENUE

     Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of the Company's remaining operating assets, the Company's revenue consists of interest, dividend and other investment income from short-term investments. Future revenues from operation is dependent on the Company's ability to redeploy its assets through a merger with or acquisition of an established business.

REVENUE RECOGNITION

     The Company historically recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees was recognized in accordance with SOP 97-2, "Software Revenue Recognition", and SOP 98-

9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     SOP No. 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements. The fair value of an element must be based on evidence that is specific to the vendor. License fee revenue allocated to software products generally was recognized by the Company upon delivery of the products or deferred and recognized in future periods to the extent that an arrangement includes one or more elements to be delivered at a future date and for which fair values have not been established. Revenue allocated to maintenance was recognized ratably over the maintenance term, which is typically 12 months and revenue allocated to training and other service elements is recognized as the services are performed.

     Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support was the only undelivered element, then all revenue for the license arrangement was recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. The Company uses the residual method since it does not have fair value of the license fees. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements.

COST OF REVENUES AND OPERATING EXPENSES

     Cost of license fees includes royalties and software duplication and distribution costs. The Company recognized these costs as the applications were shipped.

     Cost of services fees includes personnel related expenses and third-party consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs were recognized as they are incurred for time and material arrangements and are recognized using the percentage of completion method for fixed price arrangements.

     Research and development expenses consisted primarily of personnel related expenses and third-party consulting fees. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company charges research and development costs related to new products or enhancements to expense as incurred until technological feasibility is established, after which the remaining costs are capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

     Sales and marketing expenses consisted primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, customer meetings, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

     General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, board of director fees and the provision for doubtful accounts. The Company allocates the total cost of its information technology function and costs related to the occupancy of its corporate headquarters, to each of the functional areas. Information technology expenses include personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services.

RESTRUCTURING AND RELATED COSTS

     During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed in 2001 to better align the Company's cost structure with projected revenue. The charges were comprised of $3.0 million for employee separation and related costs for 181 employees and $1.2 million for facility closure and consolidation costs.

     During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying consolidated statement of operations during 2002. Restructuring and related charges of $8.6 million were expensed during 2002. The charges for 2002 were comprised of $4.6 million for employee separation and related costs for 183 employees and $4.0 million for facility closures and consolidation costs.

     The facility closures and consolidation costs for 2001 and 2002 relate to the abandonment of the Company's leased facilities in Suwanee, Georgia; Limerick, Ireland; Maidenhead, England; and near Toronto, Canada. Total facilities closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company incurred a charge in the fourth quarter 2002 of $2.1 million for facility closure and consolidation costs as a result of the termination of its lease for the facility in Suwanee, Georgia.

     The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of December 31, 2002:

                                                   2001                                                2002
                            ----------------------------------------------- --------------------------------------------------------
                              Accruals     Expenditures        Balance        Accruals     Expenditures             Balance December
                             During 2001    During 2001   December 31, 2001  During 2002    During 2002   Credits        31, 2002
                            ------------   -------------  -----------------  -----------    ------------  --------  ----------------
(in thousands)
Employee separation costs       $2,939        $2,259          $  680           $4,645          $4,196       $ 202        $   927
Facility closure costs           1,218             9           1,209            3,905           4,977           -            137
                                ------        ------           -----           ------          ------       -----         ------
Total restructuring
  and related costs             $4,157        $2,268          $1,889           $8,550          $9,173       $ 202        $ 1,064
                                ======        ======           =====           ======          ======       =====        =======

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2002 AND 2001

     The following discussion covers historical results of operations for the periods indicated for the Company's prior businesses. On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not material to an understanding of future revenue, earnings, operations, business or prospects of the Company.

REVENUES

     Total Revenues. Total revenues decreased 48.9% to $9.0 million in 2002 from $17.7 million in 2001. The decrease in total revenues resulted primarily from a decrease in information technology spending and the announcement by the Company during the quarter ended June 30, 2002 to explore all strategic alternatives as part of its strategy to limit operating losses and enable it to reposition its business in order to enhance stockholder value. For the year ended December 31, 2002, one customer accounted for more than 10%, totaling $2.7 million or 29.9% of total revenue. For the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.2 million or 35.3% of total revenue. The percentage of total revenue recognized from these three customers was 12.2%, 11.9%, and 11.2%.

     License Fees. License fees decreased 64.0% to $2.8 million, or 31.1% of total revenues, in 2002 from $7.8 million, or 44.2% of total revenues, in 2001. The decrease in license fees was the result of a decrease in the amount of software licensed. This decrease is due to the factors discussed above.

     Services Fees. Services fees decreased 36.9% to $6.2 million from $9.9 million in 2002, but increased as a percentage of total revenues to 68.9% in 2002 from 55.8% in 2001. This decrease is primarily attributable to a decrease in implementation and training services and maintenance fees, a direct result of the decrease in the amount of software licensed.

COST OF REVENUES

     Total Cost of Revenues. Cost of revenues decreased 57.9% to $5.5 million, or 61.1% of total revenues, during the year ended December 31, 2002 from $13.1 million, or 74.3% of total revenues, during the same period in 2001. The decrease in the total cost of revenues is primarily attributable to a decrease in personnel related costs.

     Cost of License Fees. Cost of license fees decreased to $26,000 in 2002 from $211,000 in 2001. Cost of license fees includes royalties and software duplication and distribution costs. The decrease in cost of license fees is primarily attributable to a decrease in royalty fees paid by the Company pursuant to equipment manufacturer agreements for certain of its applications.. The cost of license fees may vary from period to period depending on the product mix licensed, but remain a small percentage of license fees.

     Cost of Services Fees. Cost of services fees decreased 57.4% to $5.5 million, or 88.3% of total services fees, in 2002 compared to $12.9 million, or 131.0% of total services fees, in 2001. The decrease in the cost of services fees was primarily attributable to a decrease in personnel related costs, a decrease in consulting fees and a decrease in expenses related to employee separation and facility closure costs. The Company had an average of 73.9% fewer employees during the year ended December 31, 2002 compared to the same period during 2001. Consulting fees related to subcontracted services during the year ended December 31, 2002 were approximately $289,000 compared to approximately $422,000 during the year ended December 31,

2001. The Company incurred $858,000 of expense related to employee separation and related benefit costs incurred as part of the Company's restructuring initiative during the twelve months ended December 31, 2002 compared to $1.0 million during the twelve months ended December 31, 2001.

RESEARCH AND DEVELOPMENT

     Research and development expenses decreased 55.2% to $7.3 million, or 80.4% of total revenues, in 2002 from $16.2 million, or 91.8% of total revenues, in 2001. Research and development expenses decreased primarily due to decreased consulting fees incurred to develop the Company's products and a decrease in personnel related costs partially offset by increased employee separation and related benefit costs. Consulting fees decreased to approximately $798,000 during the year ended December 31, 2002 from approximately $3.6 million during the year ended December 31, 2001. The Company had an average of 64.0% fewer employees in the research and development area during 2002 compared to the same period of 2001. The Company incurred $1.3 million of expense related to employee separation and related benefit costs incurred as part of the Company's restructuring initiative during the twelve months ended December 31, 2002 compared to $217,000 during the twelve months ended December 31, 2001.

SALES AND MARKETING, EXCLUSIVE OF NONCASH EXPENSE

     Sales and marketing expenses decreased 72.6% to $7.5 million, or 82.9% of total revenues, in 2002 from $27.3 million, or 154.4% of total revenues, in 2001. The decrease was primarily attributable to the reduction of sales and marketing personnel, a decrease in variable compensation as a result of lower license revenue during 2002, and a reduction of promotional activities associated with building market awareness of the Company's e-commerce products. The Company had an average of 80.4% fewer sales and marketing employees during 2002 compared to the same period in 2001. The Company incurred $1.2 million of expense related to employee separation and related benefit costs incurred as part of the Company's restructuring initiative during the twelve months ended December 31, 2002 compared to $1.1 million during the twelve months ended December 31, 2001.

NONCASH SALES AND MARKETING EXPENSE

     During the years ended December 31, 2002 and 2001, non-cash sales and marketing expenses of approximately $450,000 and $6.7 million, respectively, were recognized in connection with sales and marketing agreements signed by the Company during the fourth quarter of 1999 and the first quarter of 2000. In connection with these agreements, the Company issued warrants and shares of common stock to certain strategic partners, all of whom were also customers, in exchange for their participation in the Company's sales and marketing efforts. The Company recorded the value of these warrants and common stock as deferred sales and marketing costs, which were being amortized over the life of the agreements which ranged from nine months to five years. Included in the results for 2001 is $1.4 million of expense recorded in the fourth quarter as a result of terminating the sales and marketing agreement with one customer.

GENERAL AND ADMINISTRATIVE, EXCLUSIVE OF NONCASH EXPENSE

     General and administrative expenses, including the provision for doubtful accounts, decreased 19.5% to $12.0 million in 2002 from $14.9 million in 2001. As a percentage of total revenues, general and administrative expenses increased to 133.0% in 2002 from 84.4% in 2001. During 2002 the Company recorded a reversal of the provision for doubtful accounts of $560,000 compared to a provision for doubtful accounts of approximately $5.5 million for the year ended December 31, 2001. The decrease in general and administrative expenses was primarily attributable to decreases in personnel related costs and a decrease in the provision for doubtful accounts partially offset by employee separation and related benefit costs and facility closure and consolidation costs. The Company had an average of 54.9% fewer general and administrative employees during 2002 compared to the same period in 2001. The Company incurred $1.1 million of expense related to employee separation and related benefit costs incurred as part of the Company's restructuring initiative during the twelve months ended December 31, 2002 compared to $526,000 during the twelve months ended December 31, 2001. The Company incurred $3.9 million of expense related to facility closure and consolidation costs during the twelve months ended December 31, 2002 compared to $1.2 million for the twelve months ended December 31, 2001.

NONCASH GENERAL AND ADMINISTRATIVE EXPENSE

     The Company did not incur any noncash general and administrative expenses during 2002. The Company incurred noncash general and administrative expenses of approximately $252,000, or 1.4% of total revenues, during 2001. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. The amount expensed during 2001 relates primarily to these options.

LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS

     As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company's evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company's assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.8 million and an impairment charge to intangible assets of $3.5 million during the three months ended June 30, 2002. The Company evaluates the carrying value of its long-lived assets, including intangibles, according to SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to 2002, the Company evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of goodwill exceeded expected cash flows. The $36.8 million write-down was based on the amount by which the carrying amount of goodwill exceeded fair value.

GAIN ON SALE OF E-COMMERCE ASSETS

     On December 6, 2002, the Company sold its e-commerce software business to Epicor Software Corporation for approximately $1.0 million, of which $200,000 was placed in escrow. The Company recorded a gain during the fourth quarter of 2002 on the sale of this business of approximately $514,000.

(GAIN)/LOSS ON SALE OF PROPERTY AND EQUIPMENT

     During the years ended December 31, 2002 and 2001, the Company recorded a loss on the disposal of property and equipment of $2.3 million and a gain on the disposal of property and equipment of $20,000, respectively. The loss on the disposal of assets during the year ended December 31, 2002 is primarily attributable to the write down of assets located in the Suwanee, Limerick, and Maidenhead offices.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization decreased 65.3% to $4.2 million, or 47.0% of total revenues, in 2002, from $12.2 million, or 69.1% of total revenues, in 2001. The decrease is primarily the result of adopting SFAS 142, effective January 1, 2002, which requires that goodwill and intangible assets with indefinite useful lives no longer be amortized. The amortization during 2002 relates to intangible assets with definite lives. The Company recorded $455,000 and $909,000 of amortization expense related to intangible assets with definite lives during the twelve months ended December 31, 2002 and 2001, respectively. The Company recorded $7.6 million of amortization expense related to goodwill during the twelve months ended December 31, 2001. As a result of adopting SFAS 142, the Company did not record amortization expense related to goodwill during 2002.

LOSS ON IMPAIRMENT OF INVESTMENTS

     During the year ended December 31, 2001, the Company recorded a loss on impairment of investments of approximately $16.5 million. These losses were necessitated by other than temporary losses to the value of investments the Company had made in privately held companies and marketable securities of one publicly traded company. The privately held companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and volatile industry-based economic conditions. As of December 31, 2001, all investments but one had been written off. The remaining balance, representing a single investment and valued at $200,000 in the accompanying December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002.

INTEREST INCOME

     Interest income decreased 62.8% to $2.4 million in 2002, or 27.0% of total revenues, from $6.6 million, or 37.2% of total revenues, in 2001. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates.

INTEREST EXPENSE

     Interest expense decreased 1.3% to $225,000 in 2002 from $228,000 in 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2002 and 2001 is primarily related to this borrowing arrangement.

INCOME TAXES

     As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2002 or in 2001.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2001 AND 2000

REVENUES

     Total Revenues. Total revenues decreased 49.5% to $17.7 million in 2001 from $35.0 million in 2000. The decrease in total revenues resulted primarily from a decrease in license revenue due to the softening demand for business-to-business software and a decline in the information technology market generally. For the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.2 million or 35.3% of total revenue. The percentage of total revenue recognized from these three customers was 12.2%, 11.9%, and 11.2%. For the year ended December 31, 2000, one customer accounted for more than 10%, totaling $4.0 million or 11.6% of total revenue.

     License Fees. License fees decreased 68.4% to $7.8 million, or 44.2% of total revenues, in 2001 from $24.7 million, or 70.5% of total revenues, in 2000. The decrease in license fees was the result of a decrease in the amount of software licensed. This decrease is due to the factors discussed above.

     Services Fees. Services fees decreased 4.5% to $9.9 million from $10.3 million in 2001, but increased as a percentage of total revenues to 55.8% in 2001 from 29.5% in 2000. This decrease is primarily attributable to a decrease in implementation and training services, a direct result of the decrease in the amount of software licensed, partially offset by an increase in maintenance fees.

COST OF REVENUES

     Total Cost of Revenues. Cost of revenues increased 0.6% to $13.1 million, or 74.3% of total revenues, during the year ended December 31, 2001 compared to $13.1 million, or 37.3% of total revenues, during the same period in 2000. The increase in the total cost of revenues and increase in percentage of total revenues is primarily a result of a change in the mix of revenue to services fees from license fees, which historically have a higher cost of revenues.

     Cost of License Fees. Cost of license fees increased to $211,000 in 2001 from $154,000 in 2000. Cost of license fees includes royalties and software duplication and distribution costs. The increase in cost of license fees is primarily attributable to an increase in royalty fees paid by the Company pursuant to equipment manufacturer agreements for certain of its applications. The cost of license fees may vary from period to period depending on the product mix licensed, but remain a small percentage of license fees.

     Cost of Services Fees. Cost of services fees increased 0.2% to $12.9 million, or 131.0% of total services fees, in 2001 compared to $12.9 million, or 124.9% of total services fees, in 2000. The increase in the cost of services fees was primarily attributable to restructuring costs and an increase in personnel related costs partially offset by a decrease in consulting fees. The Company incurred $1.0 million of expense related to employee separation and related benefit costs and $0.2 million of facility closure costs incurred as part of the Company's restructuring initiative. The Company had an average of 21.7% more employees during the year ended December 31, 2001 compared to the same period during 2000. The consulting fees related to subcontracted services were approximately $422,000 during the year ended December 31, 2001 compared to approximately $2.4 million during the year ended December 31, 2000.

RESEARCH AND DEVELOPMENT, EXCLUSIVE OF NONCASH EXPENSE

     Research and development expenses decreased 27.6% to $16.2 million, or 91.8% of total revenues, in 2001 from $22.4 million, or 63.9% of total revenues, in 2000. Research and development expenses decreased primarily due to decreased consulting fees incurred to develop the Company's products partially offset by an increase in personnel related costs, restructuring costs of $217,000 incurred during 2001 and a $600,000 fee incurred during 2001 as a result of terminating a services agreement with a development partner. Consulting fees decreased to approximately $3.6 million during the year ended December 31, 2001 from approximately $12.3 million during the year ended December 31, 2000. The Company had an average of 6.5% more employees in the research and development area during 2001 compared to the same period of 2000.

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

     Upon consummation of the SAI/Redeo acquisition, the Company immediately recognized expense of $8.3 million representing the acquired IPR&D that had not yet reached technological feasibility and had no alternative future use. The value assigned to acquired IPR&D was determined by identifying products under research in areas for which technological feasibility had not been established. The IPR&D technology was then segmented into two classifications: (i) IPR&D - completed and (ii) IPR&D - to-be-completed, giving explicit consideration to the value created by research and development efforts of SAI/Redeo prior to the acquisition and to be created by the Company after the acquisition. These value creation efforts were estimated by considering the following major factors: (i) time-based data, (ii) cost-based data, and (iii) complexity-based data. The value of the IPR&D was determined using a discounted cash flow model similar to the income approach.

     From the revenue estimates, operating expense estimates, including cost of sales, general and administrative, selling and marketing, income taxes and a use charge for contributory assets, were deducted to arrive at operating income. Revenue growth rates were estimated by management for each product and gave consideration to relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated life of each product's underlying technology. Operating expense estimates reflect the Company's historical expense ratios. The resulting operating income stream was discounted to reflect its present value at the date of the acquisition. The rate used to discount the net cash flows from the purchased IPR&D was 28%, which is equal to the weighted average cost of capital of the Company. To date, actual revenues attributable to the IPR&D have been lower than the original projections.

SALES AND MARKETING, EXCLUSIVE OF NONCASH EXPENSE

     Sales and marketing expenses decreased 24.7% to $27.3 million, or 154.4% of total revenues, in 2001 from $36.2 million, or 103.5% of total revenues, in 2000. The decrease was primarily attributable to the reduction of sales and marketing personnel, a decrease in variable compensation as a result of lower license revenue during 2001, and a reduction of promotional activities associated with building market awareness of the Company's e-commerce products. The Company experienced a significant increase in sales and marketing expenses in the fourth quarter of 2000 due in large part to advertising commitments associated with the Company's branding campaign. The Company had an average of 12.6% fewer sales and marketing employees during 2001 compared to the same period in 2000.

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

GENERAL AND ADMINISTRATIVE, EXCLUSIVE OF NONCASH EXPENSE

     General and administrative expenses, including the provision for doubtful accounts, decreased 5.1% to $14.9 million in 2001 from $15.7 million in 2000. As a percentage of total revenues, general and administrative expenses increased to 84.4% in 2001 from 44.9% in 2000. Included in general and administrative expenses is a provision for doubtful accounts of $5.5 million and $5.8 million for the years ended December 31, 2001 and 2000, respectively. The decrease in general and administrative expenses was primarily attributable to decreases in personnel related costs and a decrease in the provision for doubtful accounts. The Company had an average of 8.5% fewer general and administrative employees during 2001 compared to the same period in 2000.

NONCASH GENERAL AND ADMINISTRATIVE EXPENSE

     Noncash general and administrative expenses decreased to approximately $252,000, or 1.4% of total revenues, in 2001 from approximately $1.1 million, or 3.1% of total revenues, in 2000. The decrease was primarily attributable to the Company granting 160,000 options to a senior executive during the first quarter of 2000 at an exercise price below the fair market value at the date of grant. Fifteen percent of these options vested immediately and the remainder vested over four years. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those vesting immediately were forfeited. The Company recognized net compensation expense related to this arrangement of $814,500 during the year ended 2000.

LOSS ON IMPAIRMENT OF INTANGIBLE ASSETS

     In the fourth quarter of 2001, the Company recognized an intangible asset impairment loss of $36.8 million related to the write-down of goodwill associated with the acquisition of the SAI/Redeo companies. The Company periodically evaluates the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of the goodwill exceeded expected cash flows. The $36.8 million write-down was based on the amount by which the carrying amount of goodwill exceeded fair value.

GAIN ON SALE OF ERP ASSETS

     On October 18, 1999, the Company sold its human resources and financial software business to Geac Computer Systems, Inc. and Geac Canada Limited. The Company received approximately $13.9 million in proceeds. A gain of $9.4 million was recorded in 1999, with an additional gain of approximately $1.3 million recorded during 2000, following an escrow settlement.

GAIN ON SALE OF PROPERTY AND EQUIPMENT

     During the year ended December 31, 2001, the Company recorded a gain on the sale of property and equipment of $20,000. The gain on the disposal of assets during the year ended December 31, 2001 is primarily attributable to the sale of property and equipment to exiting employees.

DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation and amortization increased 50.2% to $12.2 million, or 69.1% of total revenues, in 2001, from $8.1 million, or 23.2% of total revenues, in 2000. This increase is primarily the result of the Company's amortization of its intangible assets associated with acquisitions completed in the second quarter of 2000.

LOSS ON IMPAIRMENT OF INVESTMENTS

     During the years ended December 31, 2001 and 2000, the Company recorded a loss on impairment of investments of approximately $16.5 million and $4.1 million, respectively. These losses were necessitated by other than temporary losses to the value of investments the Company had made in privately held companies and marketable securities of one publicly traded company. The privately held companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and volatile industry-based economic conditions. As of December 31, 2001, all investments but one have been written off. The remaining balance representing a single investment and valued at $200,000 in the accompanying December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002.

INTEREST INCOME

     Interest income decreased 39.7% to $6.6 million in 2001, or 37.2% of total revenues, from $10.9 million, or 31.1% of total revenues, in 2000. The decrease in interest income was due to lower levels of cash available for investment and lower interest rates.

INTEREST EXPENSE AND AMORTIZATION OF DEBT DISCOUNT

        Interest expense decreased 34.5% to $228,000 in 2001 from $348,000 in 2000. This decrease in interest expense is primarily due to higher levels of debt in the first quarter of 2000 as compared to 2001. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Wachovia Capital Investments, Inc. The interest expense in 2001 is primarily related to this borrowing arrangement.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents decreased to $42.2 million at December 31, 2002 from $55.6 million at December 31, 2001. Marketable securities decreased to $52.9 million at December 31, 2002 from $65.3 million at December 31, 2001. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used in operating activities partially offset by cash provided from investing activities and financing activities.

     Cash used in operating activities was approximately $27.3 million during 2002. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities, deferred revenue, accounts receivable and prepaid and other current assets. Cash used in operating activities was approximately $42.4 million during 2001. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities partially offset by an increase in deferred revenue.

     Cash provided by investing activities was approximately $13.4 million during 2002. The cash provided by investing activities during 2002 was primarily attributable to the sale and maturity of marketable securities and proceeds related to the sale of the e-commerce assets partially offset by purchases of marketable securities and property and equipment. Cash used for investing activities was approximately $20.8 million during 2001. The cash was used for purchases of investments, marketable securities, and property and equipment partially offset by the sale and maturity of marketable securities.

     Cash provided by financing activities was approximately $519,000 during 2002 and approximately $458,000 during 2001. The cash provided by financing activities during 2002 and 2001 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of December 31, 2002, four customers accounted for more than 10% each, totaling $814,000 or 77.3% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 42.3%, 12.4%, 11.5% and 11.1%, respectively, at December 31, 2002. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 58.1% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 17.2%, 15.2%, 13.8% and 11.9%, respectively, at December 31, 2001.

     During the year ended December 31, 2002, one customer accounted for more than 10%, totaling $2.7 million, or 29.9% of total revenue. During the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.2 million, or 35.3% of total revenue. The percentage of total revenue recognized from these three customers was 12.2%, 11.9% and 11.2%, respectively.

     During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranged from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During 2001 and 2000 the Company recorded charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions. The Company has not recognized any material revenue from these companies during 2002 or 2001. During the year ended December 31, 2000 the Company recognized $16.0 million in total revenue from these companies.

         On December 6, 2002, the Company granted options to purchase 1,250,000 shares of common stock to three senior executives. 450,000 of these options were issued with an exercise price of $5.35 per share, 400,000 were issued with an exercise price of $7.50 per share and 400,000 were issued with an exercise price of $10.00 per share. The options issued at $5.35 per share were issued at less than the fair market value on that date of $5.45 and will result in compensation charges of $45,000 recognized over the vesting period. Twenty percent of the options vest annually over five years on the anniversary of the date of grant.

     At December 31, 2002, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $114.1 million, $13.6 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately U.S.$23.2 million that are available to offset future taxable income in foreign jurisdictions. The Company's ability to benefit from certain net operating loss carryforwards will be limited under section 382 of the Internal Revenue Code if the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

     During the first six months of 2000, the Company issued 25,000 warrants and approximately 39,000 shares of the Company's common stock to certain strategic partners, all of whom are also customers, in exchange for their participation in the Company's sales and marketing efforts. The sales and marketing agreement signed with one strategic partner also included an obligation to make cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of these warrants, common stock, and cash payments as deferred sales and marketing costs of approximately $454,000, $3.8 million, and $600,000, respectively. Deferred sales and marketing costs were amortized over the term of the sales and marketing agreements, which range from nine months to five years.

     During the fourth quarter of 2001, the sales and marketing agreement with one customer was terminated requiring a charge of $1.4 million to write-off the remaining balance in deferred sales and marketing costs. Also, as a result of the termination, the Company is no longer obligated to make cash payments of $300,000 for each of the last two years of the related agreement.

     At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren
B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these new directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value. By pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our substantial cash, other non-operating assets (including, to the extent available, our net operating loss carry-forward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our interest income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's interest income will not exceed its operating expenses during 2003.

     The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                                Total            2003           2004           2005           2006         Thereafter
                                -----            ----           ----           ----           ----         ----------
  (in thousands)
  Long-term debt                $  5,000        $    -          $    -        $ 5,000        $     -         $    -
  Operating leases                   456           252              96             96             12              -
                                --------        ------          ------        -------        -------         ------

  Total                         $  5,456         $ 252          $   96        $ 5,096        $    12         $    -
                                ========         =====          ======        =======        =======         ======

     In addition to the above commitments, we entered into an oral agreement in 2003 with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). The agreement provides for a one-year term and Clarus has the option to renew for up to nine additional one-year terms. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In the event Clarus was to undergo a change in control, our remaining rent through the tenth anniversary of the commencement of the agreement would immediately accelerate and the present value of such rent would be placed in escrow for the benefit of Kanders & Company. In January 2003, the Company obtained a standby letter of credit in the amount of $118,345 to secure lease obligations for the Greenwich, Connecticut facility that is being constructed. Kanders & Company reimburses Clarus a pro rata portion of the $3,000 annual cost of the letter of credit.

     The Company has sub-leased its facility near Toronto, Canada that will provide sub-lease income of approximately $4,000 per month through January, 2006 that will offset some of the above obligations.

     In December 2002, the Company executed a lease termination agreement pursuant to which it agreed to abandon its principal facility in Suwanee, Georgia on March 31, 2003. Pursuant to the terms of the termination agreement, the Company paid to the lessor $2.9 million in cash, which has been included in general and administrative expense in the accompanying statement of operations for 2002. The lease is scheduled to terminate March 31, 2003.

     The Company does not have commercial commitments under capital leases, lines of credit, standby lines of credit, guaranties, standby repurchase obligations or other such arrangements, other than the standby letter of credit described above.

     The Company does not engage in any transactions or have relationships or other arrangements with an unconsolidated entity, nor any special purpose or similar entities or other off-balance sheet arrangements.

RELATED-PARTY TRANSACTIONS

     In 2003, we entered into an oral agreement with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). The agreement provides for a one-year term and Clarus has the option to renew for up to nine additional one-year terms. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In the event Clarus was to undergo a change in control, our remaining rent through the tenth anniversary of the commencement of the agreement would immediately accelerate and the present value such rent would be placed in escrow for the benefit of Kanders & Company. In January 2003, the Company obtained a standby letter of credit in the amount of $118,345 to secure lease obligations for the Greenwich, Connecticut facility that is being constructed. Kanders & Company reimburses Clarus a pro rata portion of the $3,000 annual cost of the letter of credit. Kanders & Company is owned and controlled by the Company's Executive Chairman, Warren B. Kanders.

      After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over the three-year term.

      During December 2002, the Company reimbursed legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders, Burtt R. Ehrlich, and Nicholas Sokolow, all of whom are members of the Company's Board of Directors, in connection with their successful solicitation of proxies for the May 21, 2002 Annual Meeting of Stockholders. The Company recorded this amount in the fourth quarter of 2002 as a general and administrative expense in the accompanying consolidated statement of operations.

     On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January, 2002. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Johnson was not re-elected a director of the Company.

      On February 7, 2002 Todd Hewlin joined the Company's Board of Directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during 2001. The Company expensed an additional $54,000, outside the original engagement, during 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Hewlin was not elected a director of the Company.

      In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees requiring disclosure in the notes to these consolidated financial statements.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its financial statements.

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

     In August 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company's 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements.

QUARTERLY DATA

     The following table sets forth selected quarterly data for the years ended December 31, 2002 and 2001 (in thousands, except per share data). The operating results are not indicative of results for any future period.


                                                                             2002
                                                                             ----
                                                  First            Second          Third         Fourth
                                                  Quarter          Quarter         Quarter       Quarter
                                                  -------          -------         -------       -------
Revenues........................................   $3,941           $2,544         $1,516        $1,033
Operating loss..................................   (7,139)         (21,206)        (4,515)       (7,196)
Net loss........................................   (6,457)         (20,571)        (3,989)       (6,796)
Net loss per share:.............................
    Basic.......................................    (0.41)           (1.32)         (0.26)        (0.43)
    Diluted.....................................    (0.41)           (1.32)         (0.26)        (0.43)


                                                                             2001
                                                                             ----
                                                   First            Second         Third         Fourth
                                                   Quarter          Quarter        Quarter       Quarter
                                                   -------          -------        -------       -------

Revenues........................................    $4,840          $6,195         $3,124         $3,514
Operating loss..................................   (22,021)        (19,116)       (15,629)       (53,065)
Net loss........................................   (22,761)        (20,787)       (16,897)       (59,408)
Net loss per share:.............................
     Basic......................................     (1.47)          (1.34)         (1.09)         (3.82)
     Diluted....................................     (1.47)          (1.34)         (1.09)         (3.82)



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

INVESTMENTS

     During the second quarter of 2001, the Company made an equity investment of $2.0 million in a privately held strategic partner. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranged from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. The Company has not recognized any material revenue from these companies during 2002 and 2001. During the year ended December 31, 2000 the Company recognized $16.0 million in total revenue from these companies. During 2001 and 2000 the Company recorded charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments. These companies are primarily early-stage companies and are subject to significant risk due to their limited operating history and current economic and capital market conditions. The remaining balance, representing a single investment and valued at $200,000 in the accompanying December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002. The Company continues to retain an ownership interest in several of these companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet as of December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                CLARUS CORPORATION AND SUBSIDIARIES

                                      Index to Financial Statements


                                                                                                                          Page
Independent Auditors' Report.........................................................................................        25
Consolidated Balance Sheets--December 31, 2002 and 2001..............................................................        26
Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000..................................        27
Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2002, 2001
and 2000 ............................................................................................................        28
Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000..................................        29
Notes to Consolidated Financial Statements...........................................................................        31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Clarus Corporation:

     We have audited the consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in note 1 to the consolidated financial statements, the Company (i) sold substantially all of its operating assets on December 6, 2002, and (ii) changed its method of accounting for goodwill and other intangible assets in 2002.

                                                   /s/ KPMG LLP
Atlanta, Georgia
February 28, 2003

                       CLARUS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
               (In Thousands, Except Share and Per Share Amounts)



                                              ASSETS
                                                                                                          2002            2001
                                                                                                          ----            ----
CURRENT ASSETS:
    Cash and cash equivalents...................................................................       $   42,225      $  55,628
    Marketable securities.......................................................................           52,885         65,264
    Accounts receivable, less allowance for doubtful accounts of $586 and $636 in
       2002 and 2001, respectively..............................................................              467          2,329
    Deferred marketing costs, current...........................................................               --            391
    Prepaids and other current assets...........................................................            1,262          2,467
    Assets held for sale........................................................................               48            396
                                                                                                        ---------      ---------
       Total current assets.....................................................................           96,887        126,475
                                                                                                        ---------      ---------
PROPERTY AND EQUIPMENT, NET                                                                                   809          7,198
                                                                                                        ---------      ---------

OTHER ASSETS:
    Deferred marketing costs, net of current portion ...........................................               --             98
    Investments.................................................................................               --            200
    Goodwill, net of accumulated amortization of $12,932 in 2001 ...............................               --          6,801
    Intangible assets, net of accumulated amortization of $1,676 in 2001                                       --          4,014
    Deposits and other long-term assets ........................................................               68            488
                                                                                                        ---------      ---------
       Total assets.............................................................................        $  97,764      $ 145,274
                                                                                                        =========      =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities....................................................        $   1,936      $   6,370
    Deferred revenue............................................................................            1,248          4,850
    Current portion of long-term debt...........................................................            5,000             --
    Liabilities to be assumed related to assets held for sale...................................              220            620
                                                                                                        ---------      ---------
       Total current liabilities................................................................            8,404         11,840
LONG-TERM LIABILITIES:
    Deferred revenue............................................................................               --          1,841
    Long-term debt..............................................................................               --          5,000
    Other long-term liabilities.................................................................               --            265
                                                                                                        ---------      ---------
       Total liabilities........................................................................            8,404         18,946
                                                                                                        ---------      ---------

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued.................               --             --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
         15,762,707 and 15,638,712 shares issued and 15,687,707 and 15,563,712 shares
         outstanding in 2002 and 2001, respectively.............................................                2              2
    Additional paid-in capital..................................................................          361,715        360,670
    Accumulated deficit.........................................................................         (272,436)      (234,623)
    Less treasury stock, 75,000 shares at cost..................................................               (2)            (2)
    Accumulated other comprehensive income .....................................................              146            281
    Deferred compensation.......................................................................              (65)            --
                                                                                                        ---------      ---------
       Total stockholders' equity...............................................................           89,360        126,328
                                                                                                        ---------      ---------
       Total liabilities and stockholders' equity...............................................        $  97,764       $145,274
                                                                                                        =========      =========

       See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2002, 2001, and 2000
                    (In Thousands, Except Per Share Amounts)

                                                                                           2002          2001         2000
                                                                                           ----          ----         ----
REVENUES:
    License fees..................................................................      $   2,808     $   7,807    $  24,686
    Services fees.................................................................          6,226         9,866       10,327
                                                                                        ---------     ---------    ---------
       Total revenues.............................................................          9,034        17,673       35,013

COST OF REVENUES:
    License fees..................................................................             26           211          154
    Services fees.................................................................          5,498        12,921       12,901
                                                                                        ---------     ---------    ---------
       Total cost of revenues.....................................................          5,524        13,132       13,055

OPERATING EXPENSES:
    Research and development, exclusive of noncash expense........................          7,263        16,220       22,390
    Noncash research and development..............................................             --            --          424
    In-process research and development...........................................             --            --        8,300
    Sales and marketing, exclusive of noncash expense.............................          7,488        27,294       36,230
    Noncash sales and marketing...................................................            450         6,740        7,001
    General and administrative, exclusive of noncash expense......................         12,574         9,381        9,897
    Provision for doubtful accounts...............................................           (560)        5,537        5,824
    Noncash general and administrative............................................             --           252        1,098
    Loss on impairment of goodwill ...............................................          6,801        36,756           --
    Loss on impairment of intangible assets.......................................          3,559            --           --
    Gain on sale of e-commerce assets to Epicor...................................          (514)            --           --
    Gain on sale of ERP assets to Geac............................................             --            --       (1,347)
    (Gain)/loss on disposal of property and equipment.............................          2,262           (20)          --
    Depreciation and amortization.................................................          4,243        12,212        8,132
       Total operating expenses...................................................         43,566       114,372       97,949
                                                                                        ---------     ---------    ---------
OPERATING LOSS....................................................................        (40,056)     (109,831)     (75,991)

GAIN ON FOREIGN CURRENCY TRANSACTIONS.............................................             12           107           --
GAIN/(LOSS) ON SALE OF MARKETABLE SECURITIES......................................             15          (11)        (100)
LOSS ON IMPAIRMENT OF MARKETABLE SECURITIES AND INVESTMENTS                                    --      (16,461)      (4,128)
AMORTIZATION OF DEBT DISCOUNT.....................................................             --            --        (982)
INTEREST INCOME...................................................................          2,441         6,570       10,902
INTEREST EXPENSE..................................................................           (225)         (228)        (348)
                                                                                        ---------    ----------    ---------
NET LOSS..........................................................................      $ (37,813)   $ (119,854)   $ (70,647)
                                                                                        =========    ==========    =========
NET LOSS PER SHARE--BASIC AND DILUTED.............................................      $   (2.42)   $    (7.72)   $   (4.90)
                                                                                        =========    ==========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--BASIC AND
       DILUTED....................................................................         15,615        15,530       14,420
                                                                                        =========    ==========    =========


           See accompanying notes to consolidated financial statements

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                 Years Ended December 31, 2002, 2001, and 2000
                                 (In Thousands)

                                                                                          Treasury        Accumulated
                                     Common Stock       Additional                          Stock             Other
                                    -----------------     Paid-In      Accumulated     ---------------    Comprehensive
                                    Shares    Amount      Capital        Deficit       Shares   Amount    Income (loss)
                                    -------   -------   ----------     ------------    ------   -------   -------------
BALANCES, December 31, 1999......... 11,601     $1        $77,008         ($44,122)       (75)     $(2)       $--
   Exercise of warrants.............     32     --             --               --         --       --         --
   Issuance of warrants in
     connection with marketing
     and research and development
     agreements ....................     --     --            878               --         --       --         --
   Exercise of stock options........    542      1          3,074               --         --       --         --
   Issuance of shares under
      employee stock purchase plans.      4     --             34               --         --       --         --
   Issuance of stock options with
      exercise prices below fair
      market value .................     --     --          5,696               --         --       --         --
   Amortization of deferred
      compensation..................     --     --             --               --         --       --         --
   Cancellation of stock options ...     --     --         (4,616)              --         --       --         --
   Issuance of stock and
      stock options in
      acquisition of SAI............  1,148     --         32,153               --         --       --         --
   Issuance of stock in secondary
      offering .....................  2,243     --        244,427               --         --       --         --
   Issuance of stock in connection
      connection with marketing
      agreements....................     39     --          3,761               --         --       --         --
   Net loss.........................     --     --             --          (70,647)        --       --         --
   Foreign currency translation
      adjustment ...................     --     --             --               --         --       --        (19)
   Unrealized loss on marketable
      securities ...................     --     --             --               --         --       --       (553)

   Total comprehensive loss.........
                                    ------------------------------------------------------------------------------------
BALANCES, December 31, 2000......... 15,609      2        362,415         (114,769)       (75)      (2)      (572)
   Amortization of deferred
      compensation..................     --     --             --               --         --       --         --
   Exercise of stock options .......     63     --            198               --         --       --         --
   Issuance of shares under
      Employee stock purchase
      purchase plans................     55     --            260               --         --       --         --
   Retirement of shares
      related to the
      SAI acquisition...............     (88)   --         (2,203)              --         --       --         --
   Net loss.........................      --    --             --         (119,854)        --       --         --
   Increase in foreign currency
      translation adjustment .......      --    --             --               --         --       --         87


   Increase in unrealized gain on
      marketable securities.........      --    --             --               --         --       --        766

   Total comprehensive loss
                                    ------------------------------------------------------------------------------------
BALANCES, December 31,
   2001 ............................  15,639     2        360,670         (234,623)       (75)      (2)       281
   Exercise of stock options .......     113    --            400               --         --       --         --
   Issuance of shares under
      employee stock purchase plans.      19    --            119               --         --       --         --
   Retirement of shares related
      to the termination of
      marketing agreement ..........      (8)   --            (39)              --         --       --          --
   Modification to stock options ...      --    --            500               --         --       --          --
   Net loss.........................      --    --             --          (37,813)        --       --          --
   Issuance of stock options with
      exercise prices below fair
      market value .................      --    --             65               --         --       --          --
    Increase in foreign currency
      translation adjustment .......      --    --             --               --         --       --          10
   Decrease in unrealized gain on
      marketable securities ........      --    --             --               --         --       --        (145)
   Total comprehensive loss ........
--------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2002           15,763    $2       $361,715        $(272,436)       (75)     $(2)       $146
==========================================================================================================================


                                                         Total
                                       Deferred       Stockholders'              Comprehensive
                                     Compensation        Equity                       Loss
                                     ------------      ------------              --------------
BALANCES, December 31, 1999.........      $(270)            $32,615
   Exercise of warrants.............         --                  --
   Issuance of warrants in
     connection with marketing
     and research and development
     agreements ....................         --                 878
   Exercise of stock options........         --               3,075
   Issuance of shares under
      employee stock purchase plans.         --                  34
   Issuance of stock options with
      exercise prices below fair
      market value .................     (5,696)                 --
   Amortization of deferred
      compensation..................      1,098               1,098
   Cancellation of stock options ...      4,616                  --
   Issuance of stock and
      stock options in
      acquisition of SAI............         --              32,153
   Issuance of stock in secondary
      offering .....................         --             244,427
   Issuance of stock in connection
      connection with marketing
      agreements....................         --               3,761
   Net loss.........................         --             (70,647)                    $(70,647)
   Foreign currency translation
      adjustment ...................         --                 (19)                         (19)
   Unrealized loss on marketable
      securities ...................         --                (553)                        (553)
                                                                                   ---------------
   Total comprehensive loss.........                                                    $(71,219)
                                      ----------------------------------------     ===============
BALANCES, December 31, 2000.........       (252)            246,822
   Amortization of deferred
      compensation..................        252                 252
   Exercise of stock options .......         --                 198                           --
   Issuance of shares under
      Employee stock purchase
      purchase plans................         --                 260                           --
   Retirement of shares
      related to the
      SAI acquisition...............         --              (2,203)                          --
   Net loss.........................         --            (119,854)                   $(119,854)
   Increase in foreign currency
      translation adjustment .......         --                  87                           87
   Increase in unrealized gain on
      marketable securities.........         --                 766                          766
                                                                                   ---------------
   Total comprehensive loss                                                            $(119,001)
                                      ----------------------------------------     ===============
BALANCES, December 31,
   2001 ............................         --             126,328
   Exercise of stock options .......         --                 400                           --
   Issuance of shares under
      employee stock purchase plans.         --                 119                           --
   Retirement of shares related
      to the termination of
      marketing agreement ..........         --                 (39)                          --
   Modification to stock options ...         --                 500                           --
   Net loss.........................         --             (37,813)                     (37,813)
   Issuance of stock options with
      exercise prices below fair            (65)                 --                           --
      market value .................
    Increase in foreign currency             --                  10                           10
      translation adjustment .......
   Decrease in unrealized gain on            --                (145)                        (145)
      marketable securities ........
                                                                                   ---------------
   Total comprehensive loss ........                                                    $(37,948)
------------------------------------  ----------------------------------------     ===============
BALANCES, December 31, 2002               $ (65)            $89,360
====================================  ========================================

          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2002, 2001, and 2000
                                 (In Thousands)


                                                                                        2002          2001         2000
                                                                                        ----          ----         ----
OPERATING ACTIVITIES:
Net loss.............................................................................$ (37,813)    $(119,854)   $ (70,647)
Adjustments to reconcile net loss to net cash used in operating activities:..........
  Depreciation and amortization of property and equipment............................    3,788         3,750        2,770
  Amortization of intangible assets..................................................      455         8,462        5,362
  Loss on impairment of investments..................................................       --        15,419        4,128
  Loss on impairment of intangible assets............................................   10,360        36,756           --
  Loss on impairment of marketable securities........................................       --         1,042           --
  (Gain)/loss on sale of marketable securities and other............................       (15)          (11)         100
  Noncash interest expense associated with original issue discount on debt...........       --            --          982
  In-process research and development................................................       --            --        8,300
  Provision for doubtful accounts....................................................     (560)        5,537        5,824
  Noncash research and development expense...........................................       --            --          424
  Noncash sales and marketing expense................................................      450         6,740        7,001
  Noncash general and administrative expense.........................................       --           252        1,098
  Noncash charge due to modification of stock options................................      500            --           --
  Exchange of software for cost-method investments...................................       --            --      (12,868)
  Gain on sale of e-commerce assets to Epicor........................................     (514)           --           --
  (Gain)/loss on sale of property and equipment......................................    2,262           (20)      (1,347)
  Changes in operating assets and liabilities:
    Accounts receivable..............................................................    2,618            23       (4,567)
    Prepaids and other current assets................................................    1,203           259         (855)
    Deposits and other long-term assets..............................................      420          (234)        (127)
    Accounts payable and accrued liabilities.........................................   (4,539)       (4,553)       4,934
    Deferred revenue.................................................................   (5,738)        3,999       (1,407)
    Other long-term liabilities......................................................     (265)           18           46
                                                                                     ---------     ----------   ---------
     Net cash used in operating activities...........................................  (27,388)      (42,415)     (50,849)
                                                                                     ---------     ----------   ---------

INVESTING ACTIVITIES:
  Purchase of marketable securities.................................................. (123,611)      (95,527)     (55,648)
  Proceeds from the sale and maturity of marketable securities.......................  135,860        80,185        6,000
  Purchase of SAI/Redeo companies, net of cash acquired..............................       --            --      (30,645)
  Purchase of iSold..................................................................       --            --       (2,453)
  Purchase of property and equipment.................................................     (182)       (3,463)      (5,871)
  Purchase of investments............................................................       --        (2,000)      (3,711)
  Proceeds from sale of investment...................................................      200            --           --
  Proceeds from sale of assets.......................................................    1,000            --        1,864
  Proceeds from sale of property and equipment.......................................      189            --           --
                                                                                     ---------    -----------   ---------
     Net cash provided by (used in)  investing activities............................   13,456       (20,805)     (90,464)
                                                                                     ---------    -----------   ---------

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(Continued)
                  Years Ended December 31, 2002, 2001, and 2000
                      (In Thousands, except share amounts)


                                                                                    2002          2001          2000
                                                                                    ----          ----          ----
FINANCING ACTIVITIES:
Proceeds from issuance of common stock related to secondary
  offering.....................................................................        --           --        244,427
Proceeds from the exercise of stock options....................................       400          198          3,075
Proceeds from issuance of common stock related to employee stock
  purchase plans...............................................................       119          260             34
Proceeds from long-term debt...................................................        --           --          5,000
Repayments of long term debt and capital lease obligations.....................        --                      (7,028)
                                                                                ---------     --------      ---------
Net cash provided by financing activities......................................       519          458        245,508
                                                                                ---------     --------      ---------

Effect of exchange rate change on cash.........................................        10           87            (19)
CHANGE IN CASH AND CASH EQUIVALENTS............................................   (13,403)     (62,675)       104,176
CASH AND CASH EQUIVALENTS, beginning of year...................................    55,628      118,303         14,127
                                                                                ---------     --------      ---------
CASH AND CASH EQUIVALENTS, end of year......................................... $  42,225     $ 55,628       $118,303
                                                                                =========     ========       ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest......................................................... $     225     $    228       $    348
                                                                                =========     ========       ========

NONCASH TRANSACTIONS:
Retirement of 7,500 shares related to the termination of a sales and
  marketing agreement.......................................................... $      39     $     --       $     --
Issuance of warrants to purchase 25,000 shares of common stock in
  connection with marketing agreements......................................... $      --     $     --       $    454
Issuance of warrants to purchase 33,334 shares of common stock in
  connection with research & development arrangement........................... $      --     $     --       $    424
Issuance of 39,118 shares of common stock in connection with marketing
  agreements................................................................... $      --     $     --       $  3,761
Issuance of 1,148,000 shares of common stock and 163,200 common
  stock options in connection with SAI acquisition............................. $      --     $     --       $ 32,153
Retirement of 82,500 shares related to SAI acquisition......................... $      --     $ (2,181)      $     --
Receipt of marketable securities in satisfaction of trade accounts
  receivable................................................................... $      --     $     --       $  1,214


          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 2002, 2001 and 2000

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     Clarus Corporation, a Delaware corporation, and its subsidiaries, (the "Company") prior to the sale of substantially all of its operating assets in December 2002, developed, marketed, and supported Internet-based business-to-business electronic commerce solutions that automated the procurement and management of operating resources.

     During 2002, the Company adopted a strategic plan to sell or abandon all active software operations and redeploy company capital to enhance stockholder value. On December 6, 2002, the Company sold the majority of its software operations (comprised of the eProcurement, Sourcing and Settlement product lines) to Epicor Software Corporation for $1.0 million in cash. Separately, on January 1, 2003, the Company sold the assets related to the Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. Therefore, as of December 31, 2002, the Company has discontinued or abandoned substantially all software operations.

      All of the revenues, cost of revenues and a substantial amount of the operating expenses in the accompanying consolidated statements of operations, relate to the divested products discussed above as well as other discontinued products. The Company is not expected to recognize any significant amounts of revenue, costs of revenue or incur operating expenses related to the Company's software operations in the future.

     Management now consists of four senior executive officers and a support staff of one, all of whom are located in Greenwich, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash and cash equivalent assets to enhance stockholder value.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include Clarus International, Inc., Clarus eMEA Ltd., Clarus CSA, Inc., SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited.

USE OF ESTIMATES

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

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $42.2 million and $55.6 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2002 and 2001, respectively.

MARKETABLE SECURITIES

     Marketable securities at December 31, 2002 and 2001 consist of government notes and bonds, commercial paper, corporate debt and equity securities. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

CREDIT AND CUSTOMER CONCENTRATIONS

     The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of December 31, 2002, four customers accounted for more than 10% each, totaling $814,000 or 77.3% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 42.3%, 12.4%, 11.5% and 11.1%, respectively, at December 31, 2002. As of December 31, 2001, four customers accounted for more than 10% each, totaling $1.7 million or 58.1% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 17.2%, 15.2%, 13.8% and 11.9%, respectively, at December 31, 2001.

      During the year ended December 31, 2002, one customer accounted for more than 10%, totaling $2.7 million, or 29.9% of total revenue. During the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.2 million, or 35.3% of total revenue. The percentage of total revenue recognized from these three customers was 12.2%, 11.9% and

11.2%, respectively. During the year ended December 31, 2000, one customer accounted for more than 10%, totaling $4.0 million, or 11.6% of total revenue.

     A significant customer terminated its software license and service agreements with the Company effective August 31, 2002. The Company refunded $2.5 million to this customer, during the fourth quarter of 2002, for prepaid software license and support fees less costs incurred by the Company associated with terminating the contract. During the year ended December 31, 2002 revenues recognized from the Company's agreements with this customer represented 29.9% of the Company's total revenues.

     During 2002, 45.2% of the Company's revenue was derived from international markets, and 29.9% was derived from one customer in the United Kingdom. During 2001, 32.2% of the Company's revenue was derived from international markets, and 12.2% was derived from one customer in Italy. During 2000, 18.6% of the Company's revenue was derived from international markets, none of which exceeded 10% in any one country.

PROPERTY AND EQUIPMENT

     Property and equipment consists of furniture and fixtures, computers and other equipment, purchased software and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to seven years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. During 2002, the Company abandoned certain assets located at its principal facilities in Suwanee, GA and its offices in Maidenhead, England and Limerick, Ireland. These fixed asset amounts and the related accumulated depreciation were written off, resulting in an impairment charge of $2.1 million that is included in the loss on disposal of property and equipment in the accompanying statement of operations for the year ended December 31, 2002.

      Property and equipment are summarized as follows (in thousands):


                                                                     December 31,       Useful Life
                                                                  -----------------     -----------
                                                                   2002       2001       (in years)
                                                                  ------     ------     -----------
Computers and equipment.......................................... $ 1,364    $ 6,590       1 - 5
Purchased software...............................................   1,005      4,730       1 - 5
Furniture and fixtures...........................................      35      1,249       1 - 7
Leasehold improvements...........................................       -      1,330       2 - 7
                                                                  -------    -------
                                                                    2,404     13,899
Less accumulated depreciation and amortization...................  (1,595)    (6,701)
                                                                  -------    -------
    Property and equipment, net..................................   $ 809    $ 7,198
                                                                  =======    =======


     Depreciation and amortization expense related to property and equipment totaled $3.8 million, $3.8 million, and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has included purchased software in property and equipment, which represents the cost of purchased integration software tools. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are being amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over two years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $2.2 million, $1.3 million, and $766,000 in 2002, 2001, and 2000, respectively. Accumulated amortization related to purchased software totaled approximately $698,000 and $2.1 million at December 31, 2002 and 2001, respectively.

INVESTMENTS

     Prior to 2002, the Company invested $19.7 million in twelve privately held companies, primarily early stage companies with a limited operating history. The Company's equity interest in these entities ranged from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. The Company did not recognize any material revenue from sales to these companies during 2002 and 2001 and recognized $16.0 million in total revenue from these companies during the year ended December 31, 2000.

     During 2001 and 2000, the Company recorded impairment charges of $15.4 million and $4.1 million, respectively, for other than temporary losses on these investments. The remaining balance, representing a single investment valued at $200,000 in the accompanying December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002. The Company continues to retain an ownership interest in several of these companies although they are carried at a zero cost basis in the accompanying consolidated balance sheet as of December 31, 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. As a result a change in the Company's strategic direction during the second quarter of 2002, the Company tested goodwill and intangible assets with definite lives for impairment according to the provisions of SFAS 142 and SFAS 144, respectively which resulted in an impairment of $6.8 million of goodwill and $3.5 million of intangible assets with definite lives. No balances for goodwill or intangible assets remained as of December 31, 2002.

       Prior to the adoption of SFAS 142, the Company recorded $7.6 million and $4.7 million of amortization expense related to goodwill during the years ended December 31, 2001 and 2000, respectively. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the year ended December 31, 2002.

     The following table reconciles previously reported net income as if the provisions of SFAS 142 were in effect in 2001 and 2000:

                                            2002          2001          2000
                                            ----          ----          ----

Reported net loss.....................   $  (37,813)   $ (119,854)   $ (70,647)
Add back goodwill amortization........           --         7,600        4,700
                                         ----------    ----------    ---------
Adjusted net loss.....................   $  (37,813)   $ (112,254)   $ (65,947)
                                         ==========    ==========    =========

     As part of the acquisition of the SAI/Redeo companies, two former executives of the SAI/Redeo companies signed employment agreements. As a result of the voluntary terminations of the agreements, the executives were required to return to the Company for cancellation a total of 82,500 shares of common stock issued in connection with the agreements. During 2001, the Company recorded the fair value of these shares as of the acquisition date, approximately $2.2 million, as a reduction to the intangible assets associated with the SAI/Redeo acquisition. Also during 2001, based on a revision to the Company's future cash flow estimates, the Company recognized an impairment charge of $36.8 million related to goodwill associated with the acquisition of the SAI/Redeo companies.

      Prior to their impairment, intangible assets were being amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense related to these intangible assets amounted to $455,000, $8.5 million, and $5.4 million in 2002, 2001, and 2000, respectively.

Intangible assets as of December 31, 2002 and 2001 are summarized as follows (in thousands):


                                                                                                     Useful
                                                                                                      Life
                                                                           2002         2001       (in years)
                                                                           ----         ----       ----------
   GOODWILL
   Goodwill-ELEKOM..................................................      $   -       $6,987          10
   Goodwill-SAI/Rodeo...............................................          -       10,798           8
   Goodwill-iSold.com...............................................          -        1,948           4
                                                                          -----     --------
   Total goodwill...................................................          -       19,733

   Less accumulated amortization of goodwill........................          -      (12,932)
                                                                          -----     --------

   Goodwill, net                                                         $    -       $6,801
                                                                         ------     --------

   INTANGIBLE ASSETS

   Acquired technologies - SAI/Rodeo................................          -        4,100           8
   Acquired technologies - iSold.com................................          -          506           3
   Assembled workforce..............................................          -          450           7
   Customer base....................................................          -          100           4
   Other............................................................          -          534           3
                                                                         ------     --------
   Total intangible assets ........................................           -        5,690
   Less accumulated amortization of intangible assets...............          -       (1,676)
                                                                         ------     --------
        Intangible assets, net.......................................    $    -       $4,014
                                                                         ======     ========

LONG-LIVED ASSETS

    On January 1, 2002 the Company adopted the provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides a single accounting model for the impairment or disposal of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS No. 144 did not have a significant impact on the Company's consolidated financial statements.

    In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

     Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities include the following as of December 31, 2002 and 2001 (in thousands):

                                                          2002          2001
                                                          ----          ----

   Accounts payable.................................      $  412        $ 532
   Accrued compensation, benefits, and commissions..          31        1,314
   Restructuring accruals...........................       1,064        1,889
   Other............................................         429        2,635
                                                          ------       ------
                                                          $1,936       $6,370
                                                          ======       ======

PRODUCT RETURNS AND WARRANTIES

     The Company provided warranties for its products after the software is purchased for an agreed-upon period. The Company generally supports only current releases and the immediately prior releases of its products. The Company's license agreements did not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2002, 2001, and 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and long-term debt approximate fair value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments approximated their respective carrying values at December 31, 2002 and 2001.

REVENUE

     The Company historically recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

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

     Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. The Company uses the residual method since it does not have fair value of license fees. Revenue from hosted software agreements are recognized ratably over the term of the hosting arrangements. Revenue from sales to resellers is recognized on a sell-through basis.

     Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues. Deferred revenues at December 31, 2002 and 2001, were as follows (in thousands):

                                                         2002          2001
                                                         ----          ----

   Deferred revenues:
       Deferred license fees.........................   $ 1,106       $ 4,903
       Deferred services and training fees...........         -           281
       Deferred maintenance fees.....................       142         1,507
                                                        -------       -------
       Total deferred revenues.......................     1,248         6,691
       Less current portion..........................     1,248         4,850
                                                        -------       -------
       Noncurrent deferred revenues..................   $     -       $ 1,841
                                                        =======       =======

     Deferred license fees include amounts collected under subscription, reseller arrangements, milestone based and other ratable contracts for which revenue has not been recognized. Deferred services, training fees and maintenance fees consist of prepaid fees for the performance of these services in the future.

     In November 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", stating that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this consensus effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this consensus, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this consensus did not have any impact on the Company's financial position or results of operations, however, the Company's services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the fiscal year ended December 31, 2002 the Company recorded services fees revenue and cost of services fees revenue from out-of-pocket expenses of approximately $206,000. For the fiscal years ended December 31, 2001 and 2000, the Company's services fees revenue and cost of services fees revenue increased by approximately $668,000 and $966,000 respectively, as a result of the reclassification of these reimbursements.

NONMONETARY TRANSACTIONS

     The Company accounts for nonmonetary transactions based on the fair value of the elements to the arrangement. Prior to 2001, the Company made equity investments of $17.7 million in eleven privately held companies. The Company's equity interest in these entities ranged from 2.5% to 12.5% and the Company is accounting for these investments using the cost method of accounting. During 2000 the Company recognized $16.0 million in total revenue from software sales to these privately held companies.

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

RESEARCH AND DEVELOPMENT

     Research and development expenses are charged to expense as incurred. Computer software development costs are charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company has defined technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the development costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Therefore, the

Company has charged all software development costs to research and development expense for the three years ended December 31, 2002.

ADVERTISING EXPENSES

       Advertising costs are expensed as incurred and totaled $5,000, $319,000, and $4.4 million for the years ended December 31, 2002, 2001, and 2000, respectively.

STOCK-BASED COMPENSATION PLAN

     The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense is measured on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period.

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

     Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for each of the years in the three-year period ended December 31, 2002, would have been as follows (in thousands, except per share amounts):



                                                                              2002           2001          2000
                                                                              ----           ----          ----
Net loss, as reported.................................................     $(37,813)       $(119,854)     $(70,647)
Add stock-based employee compensation expense included in reported
  net loss, net of tax................................................          500              252         1,098
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax............
                                                                             (1,913)          (4,211)       (8,673)
                                                                           --------        ---------      --------
Pro forma net loss                                                         $(39,226)       $(123,813)     $(78,222)
                                                                           =========       ==========     ========

Basic and diluted net loss per share:

As reported...........................................................     $  (2.42)       $   (7.72)     $  (4.90)
Add stock-based employee compensation expense included in reported
  net loss, net of tax................................................     $   0.03        $    0.02      $   0.08
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards, net of tax............
                                                                           $  (0.12)       $   (0.27)     $  (0.60)
                                                                           --------        ---------      --------
  Pro forma basic and diluted net loss per share......................     $  (2.51)       $   (7.97)     $  (5.42)
                                                                            ========       =========      ========


INCOME TAXES

     Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

NET LOSS PER SHARE

     Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2002, 2001 and 2000 does not include the effect of potentially dilutive common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effects of excluded common stock equivalents are as follows (in thousands):

                                                                           2002             2001       2000
                                                                           ----             ----       ----
Effect of shares issuable under stock options                               107             194        1,116
Effect of shares issuable pursuant to warrants to
  purchase common stock                                                       -               -          167
                                                                            ---             ---        -----
Total effect of potentially dilutive common stock equivalents               107             194        1,283
                                                                            ===             ===        =====

COMPREHENSIVE INCOME (LOSS)

     The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) primarily consists of net income (loss), foreign currency translation adjustments, and unrealized gains and losses from available-for-sale marketable securities and is presented in the consolidated statements of stockholders' equity as comprehensive income (loss).

SEGMENT AND GEOGRAPHIC INFORMATION

       In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2002, 2001 and 2000 the Company operated in one principal business segment, e-commerce software solutions, across domestic and international markets.

      Geographic revenue and the carrying value of property and equipment as of and for the years ended December 31, 2002, 2001 and 2000 were as follows:

(in thousands)                                                   2002                 2001                 2000
                                                                 ----                 ----                 ----
Revenue:
  United States                                                 $4,954              $11,980              $28,495
  England                                                        2,702                  571                    -
  Italy                                                            319                2,503                    -
  Other international                                            1,059                2,619                6,518
                                                                ------              -------              -------
Total                                                            9,034              $17,673              $35,013
                                                                ======              =======              =======
Property and equipment:
  United States                                                   $809               $6,661               $7,098
  International                                                      -                  537                  236
                                                                  ----               ------               ------
Total                                                             $809               $7,198               $7,334
                                                                  ====               ======               ======

NEW ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements.

     In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees requiring disclosure in the notes to these consolidated financial statements.

     In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its financial statements.

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

     In August 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations". SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS 143 are effective for the Company's 2003 fiscal year. The Company does not believe that SFAS 143 will have a material impact on its financial statements.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

2.     MARKETABLE SECURITIES

     As of December 31, 2002, and 2001, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale marketable securities by major security type and class of security at December 31, 2002 were as follows (in thousands):


                                                                             Gross                Gross
                                                        Amortized          Unrealized          Unrealized         Fair
                                                           Cost          Holding Gains       Holding Losses       Value
                                                          ------         -------------       --------------       -----
Commercial paper..................................       $ 16,595              $--               $ --       $ 16,595
Corporate notes and bonds.........................         15,115               22                 (2)        15,135
Government notes and bonds........................         19,106               48                 --         19,154
Certificates of deposit...........................          2,001               --                 --          2,001
                                                          -------             ----                 --       --------
       Total......................................        $52,817              $70                $(2)      $ 52,885
                                                          =======              ===                ====      ========


     The maturities of all securities are less than one year from December 31, 2002.

     The Company had $15,000 of realized gains and no realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2002. The Company received approximately $15.0 million in proceeds from these sales.

      The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for- sale marketable securities by major security type and class of security at December 31, 2001 were as follows (in thousands):


                                                                           Gross             Gross
                                                      Amortized          Unrealized        Unrealized          Fair
                                                         Cost          Holding Gains     Holding Losses        Value
                                                         ----          -------------     --------------        -----
Commercial paper...............................        $ 9,915             $ 21               $--             $ 9,936
Corporate notes and bonds......................         26,401              105               (13)             26,493
Government notes and bonds.....................         24,758               72                (6)             24,824
Equity securities..............................          3,999               12                --               4,011
                                                       -------             ----              -----            -------
       Total...................................        $65,073             $210              $(19)            $65,264
                                                       =======             ====              =====            =======


The maturities of all securities except for equity securities are less than one year from December 31, 2001.

     The Company had no realized gains and had approximately $11,000 in realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2001. The Company received approximately $2.9 million in proceeds from these sales.

     The Company had no realized gains and had approximately $100,000 in realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2000. The Company received approximately $2.9 million in proceeds from these sales.

3. ACQUISITIONS AND DISPOSITIONS

SALE OF OPERATING ASSETS

        On December 6, 2002, the Company sold its e-commerce software business to Epicor Software Corporation for $1.0 million. Approximately $200,000 of the purchase price was placed in escrow and is included in prepaids and other current assets in the accompanying consolidated balance sheet at December 31, 2002. The Company recorded a gain in 2002 on the sale of the business of approximately $514,000. License revenue from e-commerce software business for the year ended December 31, 2002 was approximately $2.8 million. Services revenue from e-commerce software business for the year ended December 31, 2002 was approximately $5.4 million.

      On January 1, 2003, the Company sold its Cashbook product to an employee group in Limerick, Ireland. Assets held for sale and liabilities to be assumed related to the sale of the Cashbook product as of December 31, 2002 and 2002 were as follows (in thousands):


                                                             DECEMBER 31,      DECEMBER 31,
             ASSETS HELD FOR SALE                                2002              2001
             --------------------                                ----              ----
             Accounts receivable, net                             $ 41            $ 237
             Prepaids and other current assets                       7                5
             Property and equipment, net                             -              154
                                                                  ----            -----
             Total assets held for sale                           $ 48            $ 396
                                                                  ====            =====

             LIABILITIES TO BE ASSUMED
             -------------------------

             Deferred revenue                                    $ 220            $ 620
                                                                 -----            -----

             Total liabilities to be assumed                     $ 220            $ 620
                                                                  ====            =====

         The Company recognized a gain of approximately $108,000 related to the sale of Cashbook during the first quarter of 2003.

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

ACQUISITION OF ISOLD.COM

     On April 28, 2000, the Company acquired all of the capital stock of iSold.com, Inc., a Delaware corporation ("iSold"). iSold has developed a software program that provides auctioning capabilities to its clients. The purchase consideration was approximately $2.5 million in cash of which $1.6 million was paid at the date of acquisition and $900,000 was accrued at the date of acquisition and paid in April 2001. The acquisition was treated as a purchase for accounting purposes with approximately $500,000 of the purchase consideration allocated to developed technologies and approximately $2.0 million to goodwill. The developed technologies were being amortized over 3 years and the goodwill was being amortized over 4 years. As a result of impairment charges recorded during 2002, no balance for goodwill or developed technologies remained as of December 31, 2002.

ACQUISITION OF THE SAI/REDEO COMPANIES

     On May 31, 2000, the Company acquired all of the outstanding capital stock of SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies"). The SAI/Redeo Companies specialize in electronic payment settlement. The purchase consideration was approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following assumptions: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of 2 years) and acquisition costs of approximately $995,000. The acquisition was treated as a purchase for accounting purposes, and accordingly, the assets and liabilities were recorded based on their fair value at the date of acquisition, with approximately $49.8 million of the purchase consideration allocated to goodwill and approximately $4.7 million allocated to developed technologies and other intangible assets. The Company evaluated the developed technologies and in-process research and development to determine their stage of development, their expected income generating ability, as well as risk factors associated with achieving technological feasibility. The Company expensed approximately $8.3 million as in-process research and development in the second quarter of 2000. As a result of impairment charges recorded during 2002 and 2001, no balance for goodwill or developed technologies and other intangible assets remained as of December 31, 2002.

4. RELATED-PARTY TRANSACTIONS

     In 2003, we entered into an oral agreement with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). The agreement provides for a one-year term and Clarus has the option to renew for up to nine additional one-year terms. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In the event Clarus was to undergo a change in control, our remaining rent through the tenth anniversary of the commencement of the agreement would immediately accelerate and the present value such rent would be placed in escrow for the benefit of Kanders & Company. In January 2003, the Company obtained a standby letter of credit in the amount of $118,345 to secure lease obligations for the Greenwich, Connecticut facility that is being constructed. Kanders & Company reimburses Clarus a pro rata portion of the $3,000 annual cost of the letter of credit. Kanders & Company is owned and controlled by the Company's Executive Chairman, Warren B. Kanders.

      After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery continued to be a member of our Board of Directors and entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over the three-year term. The $250,000 was recorded as severance expense during 2002 and is included in accounts payable and accrued liabilities caption in the accompanying balance sheet as of December 31, 2002.

      During December 2002, the Company reimbursed legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders, Burtt R. Ehrlich, and Nicholas Sokolow, all of whom are members of the Company's Board of Directors, in connection with their successful solicitation of proxies for the May 21, 2002 Annual Meeting of Stockholders. The Company recorded this amount in the fourth quarter of 2002 as a general and administrative expense in the accompanying consolidated statement of operations.

     On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January, 2002. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Johnson was not re-elected a director of the Company.

      On February 7, 2002 Todd Hewlin joined the Company's Board of Directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during 2001. The Company expensed an additional $54,000, outside the original engagement, during 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Hewlin was not elected a director of the Company.

     In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

5. RESTRUCTURING AND RELATED COSTS

     During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed in 2001 to better align the Company's cost structure with projected revenue. The charges were comprised of $3.0 million for employee separation and related costs for 181 employees and $1.2 million for facility closure and consolidation costs.

     During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying condensed consolidated statement of operations during 2002.

       Additional restructuring and related charges of $8.6 million were expensed during 2002. The charges for 2002 were comprised of $4.6 million for employee separation and related costs for 183 employees and $4.0 million for facility closures and consolidation costs.

     The facility closures and consolidation costs for 2001 and 2002 relate to the abandonment of the Company's leased facilities in Suwanee, Georgia; Limerick, Ireland; Maidenhead, England; and near Toronto, Canada. Total facility closures and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company incurred a charge in the fourth quarter 2002 of $2.1 million for facility closures and consolidation costs as a result of the termination of its lease for its principal facility in Suwanee, Georgia.

     The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2001 and 2002 and the balance of the accrual as of December 31, 2002:


                                                   2001                                     2002
                               --------------------------------------  ---------------------------------------------------
                                 Accruals    Expenditures   Balance    Accruals   Expenditures   Credits      Balance
                                                            December                                          December
                                                            31, 2001                                          31, 2002
                                                            ---------                                         --------
(in thousands)
Employee separation costs          $2,939       $2,259        $  680    $4,645         $4,196       $ 202       $  927
Facility closure costs              1,218            9         1,209     3,905          4,977           -          137
                                    -----       ------         -----    ------         ------       -----       ------

Total restructuring and
  related costs                    $4,157       $2,268        $1,889    $8,550         $9,173       $ 202       $1,064
                                   ======       ======        ======    ======         ======       =====      =======

     For the years ended December 31, 2002 and 2001, the restructuring and related costs were classified in the Company's consolidated statements of operations as follows (in thousands):


                                                                        YEAR ENDED               YEAR ENDED
                                                                 DECEMBER 31, 2002        DECEMBER 31, 2001
                                                                 -----------------        -----------------

           Cost of revenues - services fees                            $   858                   $1,177
           Research and development                                      1,291                      217
           Sales and marketing                                           1.242                    1,218
           General and administrative                                    5,159                    1,545
                                                                       -------                   ------

           Total                                                       $ 8,550                   $4,157
                                                                       =======                   ======


6. INCOME TAXES

   For financial reporting purposes, losses from continuing operations before income taxes includes the following components (in thousands):


                                                                                  YEAR ENDED
                                                                                 DECEMBER 31,
                                                                -----------------------------------------------
                                                                    2002             2001             2000
                                                                -------------   ---------------    ------------
       Pre-tax loss:
           United States                                       $    (25,770)   $    (66,995)      $   (51,805)
           Foreign                                                  (12,043)        (52,859)          (18,842)
                                                               ------------    ------------       -----------
                                                               $    (37,813)   $   (119,854)      $   (70,647)
                                                               ============    ============       ===========


         The Company files a consolidated income tax return with its wholly-owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2002 are as follows (in thousands):


                                                                                           YEAR ENDED
                                                                                          DECEMBER 31,
                                                                         -----------------------------------------------
                                                                             2002             2001             2000
                                                                         -------------   ---------------    ------------
       Current:
           Federal                                                       $     --       $       --           $        --
           State                                                               --               --                    --
           Foreign                                                             --               --                    --
                                                                         ------------   -------------       ------------
                                                                         ------------   -------------       ------------
                                                                               --               --                    --
                                                                         ------------   -------------       ------------
                                                                         ------------   -------------       ------------
       Deferred:
           Federal                                                            579          (19,950)              (16,216)
           State                                                              164           (4,809)               (2,700)
           Foreign                                                         (2,026)          (2,513)               (1,863)
                                                                         ------------   -------------       ------------
                                                                           (1,283)         (27,272)              (20,779)
       Increase in valuation allowance for deferred income taxes            1,283           27,272                20,779
                                                                         ------------   -------------       ------------
                                                                         $     --       $       --          $         --
                                                                         ============   =============       ============


     The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for each of the years in the three-year period ended December 31, 2002:


                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                          -----------------------------------------------
                                                                              2002             2001             2000
                                                                          -------------   ---------------    ------------

       Computed "expected" income tax expense (benefit)                       (34.0)%          (34.0)%          (34.0)%
       Increase (decrease) in income taxes resulting from:
           State income taxes, net of federal income taxes                      0.3             (2.6)            (3.7)
           Other, net                                                           1.3              0.1              0.7
           Nondeductible goodwill                                               9.6             12.8              2.5
           Nondeductible acquired research & development                        0.0              0.0              4.0
           Income tax effect attributable to foreign operations                 2.6              0.9              1.1
           Nondeductible expired/cancelled warrants and options                16.8              0.0              0.0
           Increase in valuation allowance                                      3.4             22.8             29.4
                                                                        -----------       ----------        ---------
       Income tax expense (benefit)                                     $        --       $       --        $      --
                                                                        ===========       ===========       =========

     Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's deferred existing income tax assets and liabilities as of December 31, 2002 and 2001 are as follows:

                                                                                   YEAR ENDED
                                                                                  DECEMBER 31,
                                                                         -------------------------------
                                                                             2002             2001
                                                                         -------------   ---------------
       Deferred income tax assets:
           Net operating loss, capital loss and research &              $   57,616        $   43,985
              experimentation credit carryforwards
           Allowance for doubtful accounts                                      55              131
           Depreciation and amortization                                       615              856
           Noncash compensation                                                321            7,444
           Accrued liabilities                                                 339              392
           Reserves for investments                                          2,352            7,207
                                                                        -------------     -------------
       Net deferred income tax assets before valuation allowance            61,298           60,015
       Valuation allowance for deferred  income tax assets                 (61,298)         (60,015)
                                                                        -------------     -------------
       Net deferred income tax assets                                   $        -        $       -
                                                                        =============     =============

    The net increase in the valuation allowance for deferred income tax assets for 2002, 2001 and 2000 was $1.3 million, $27.3 million, and $20.8 million, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against deferred income tax assets at December 31, 2002 because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

   At December 31, 2002, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $114.1 million, $13.6 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately U.S.$23.2 million that are available to offset future taxable income in foreign jurisdictions.

   The Company's ability to benefit from certain net operating loss and other carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain U.S. net operating losses may not be realizable in future years due to this limitation.

7. DEBT

     The Company's debt consists of the following as of December 31, 2002 and 2001 (in thousands):

                                                                                          2002        2001
                                                                                          ----        ----
     Convertible subordinated promissory note with a commercial bank,
           due March 15, 2005, interest payable quarterly at 4.5%..................      $5,000      $5,000
                                                                                         ------      ------

     Less current portion of long-term debt........................................       5,000           -
                                                                                         ------      ------
                                                                                         $    -      $5,000
                                                                                         ======      ======

     The Company has a $5.0 million convertible subordinated promissory note (the "Note") with a commercial bank which is due March 15, 2005. The note provides for the ability of the holder to convert, at its option, all or any portion of the principal of the Note into common stock of the Company at the price of $147.20 per share. If the quoted price per share of the Company's common stock exceeds 200% of the conversion price then in effect for at least 20 trading days in any period of 30 consecutive trading days, the Company has the right to require that the holder of the Note convert all of the principal of the
Note into common stock of the Company at the price of $147.20 per share.

    Upon the occurrence of a change of control, as defined in the Note, the Company would be required to prepay the entire outstanding principal amount of the Note, together with all accrued interest within five business days. On December 18, 2002, Peachtree Equity Partners, as the assignee of the Note, brought an action in the Georgia state court for prepayment of the Note, plus interest and attorneys fees. The action asserts that certain Change of Control provisions, as defined in the Note, have been triggered, thus permitting the holder to demand immediate prepayment in full. The Company has denied the material allegations of the Complaint and asserted various affirmative defenses. Although the Company does not believe a change of control has occurred, it has classified the debt as a current liability in the accompany consolidated balance sheet as of December 31, 2002 pending outcome of the lawsuit.

8. ROYALTY AGREEMENTS

     The Company was previously a party to royalty and other original equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $24,000, $169,000, and $139,000 in royalty expense for the years ended December 31, 2002, 2001, and 2000, respectively, pursuant to these agreements. The royalty fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations. All royalty agreements were assumed by Epicor Corporation in connection with the sale of the Company's e-commerce software business on December 6, 2002.

9. EMPLOYEE BENEFIT PLANS

     The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $55,000, $147,000, and $93,000 in 2002, 2001 and 2000, respectively.

     On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plans. Common stock is purchased directly from the Company on behalf of the participants. During the years ended December 31, 2002, 2001 and 2000, 18,548, 55,420, and 3,883 shares were purchased for the benefit of the participants under the Plans, respectively. As of December 31, 2002, there were 3 participants in the U.S. Plan and no participants in the Global Plan.

10. STOCK OPTION PLANS

       The Company applies the principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option plans. Accordingly, the Company recognizes deferred compensation when the exercise price of the options granted is less than the fair market value of the stock at the date of grant. The deferred compensation is presented as a component of shareholders' equity in the accompanying consolidated balance sheets and is amortized over the periods expected to be benefited, generally the vesting period of the options.

     The Company has a stock option plan for employees, consultants, and other individual contributors to the Company, which enables the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The qualified options are to be granted at an exercise price not less than the fair market value at the date of grant. The nonqualified options are to be granted at an exercise price of not less than 85% of the fair market value at the date of grant. The compensation committee determines the period within which options may be exercised, which cannot exceed ten years from the date of grant. The compensation committee also determines the period over which the options vest. Options are generally exercisable for seven years from the grant date and generally vest over a four-year period from the date of grant. The 1992 Plan also provides for stock purchase authorizations and stock bonus awards. As of December 31, 2002, no such awards have been granted under the 1992 Plan.

     The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in 1998. Under the 1998 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants to the Company. The 1998 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and stockholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that may be granted through awards under the 1998 Plan to any employee in any calendar year may not exceed 200,000 shares. The 1998 Plan will continue in effect until February 2008 unless terminated sooner.

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

     On April 9, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, employees were given the opportunity to cancel outstanding stock options previously granted to them on or after November 1, 1999 in exchange for an equal number of new options to be granted at a future date. The exercise price of the new options was equal to the fair market value of the Company's common stock on the date of grant. During the first phase of the program, 366,174 options with a weighted average exercise price of $30.55 per share were canceled and new options to purchase 263,920 shares with an exercise price of $3.49 per share were issued on November 9, 2001. During the second phase of the program, 273,188 options with a weighted average exercise price of $43.87 per share were canceled and new options to purchase 198,052 shares with an exercise price of $4.10 per share were issued on February 11, 2002. Employees who participated in the first exchange were not eligible for the second exchange. The exchange program was designed to comply with Financial Accounting Standards Board ("FASB") Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation" and did not result in any additional compensation charges or variable accounting. Members of the Company's Board of Directors and its executive officers were not eligible to participate in the exchange program.

     On December 6, and December 20, 2002, the Company granted options to purchase a total of 1,250,000 shares of common stock to three senior executives. 450,000 of these options were issued with an exercise price of $5.35 per share, 400,000 were issued with an exercise price of $7.50 per share and 400,000 were issued with an exercise price of $10.00 per share. A portion of the options issued at $5.35 per share were issued at less than the fair market value on the date of grant and the Company recorded deferred compensation of $65,000 to be recognized over the vesting period of five years.

     In 2000, the Company granted 18,750 options from the 1998 Plan to a new member of the Company's Board of Directors at a price below the fair market value at the date of grant. Deferred compensation of approximately $266,000 was recorded related to this grant and compensation expense of approximately $150,000 and $116,000 was recognized during 2001 and 2000, respectively.

     During 2000, the Board of Directors approved and the Company issued 176,687 nonqualified stock options that were independent of the 1992 Plan and the 1998 Plan to certain employees of the Company. These options were issued at fair market value and vested over a four-year period in accordance with the Company's standard vesting schedule. During 2001, 160,020 of these options were canceled. The remaining 16,667 options were canceled during 2002.

     During 2000, the Board of Directors approved and the Company issued 160,000 nonqualified stock options to a senior executive at an exercise price below the fair market value at the date of grant. These options were independent of the 1992 Plan and the 1998 Plan. Fifteen percent of these options vested immediately and the remainder vested over a four-year period in accordance with the Company's standard vesting schedule. The Company immediately expensed $814,500 associated with the intrinsic value of the vested options and recorded the intrinsic value of the unvested options, $4.6 million, as deferred compensation. This arrangement was terminated in the fourth quarter of 2000 and all options except those already vested were forfeited. As a result of the options forfeited, the Company reversed approximately $1.1 million of compensation expense in the fourth quarter of 2000 that had previously been recognized during 2000. The vested options expired during 2002.

     During 1998, the Company granted options with exercise prices below the fair market value at the date of grant. Accordingly, the Company recorded deferred compensation of approximately $1.1 million. The Company amortized deferred compensation of $102,000 and $168,000 during the years ended December 31, 2001 and 2000, respectively.

     The Company made an election to accelerate vesting of substantially all of the Company's outstanding stock options in connection with the acquisition by Epicor Software Corporation of the e-commerce assets of the Company. This resulted in a non-cash stock compensation charge of approximately $500,000 during 2002.

     The Company recorded total noncash stock compensation expense of approximately $500,000, $252,000 and $1,098,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Total options available for grant under all plans as of December 31, 2002 were 976,170.

     A summary of changes in outstanding options during the three years ended December 31, 2002 is as follows:


                                                                                                            Weighted
                                                                                           Range of         Average
                                                                                           Exercise         Exercise
                                                                           Shares           Prices           Price
                                                                           ------          --------         --------
December 31, 1999....................................................     2,145,014     $0.67-$ 62.00        $12.05

    Granted..........................................................     2,104,732     $6.13-$136.00        $31.06
    Canceled.........................................................      (440,631)    $0.67-$128.13        $25.53
    Exercised........................................................      (541,993)    $0.67-$ 59.00        $ 5.67
                                                                        -----------

December 31, 2000....................................................     3,267,122     $0.67-$136.00        $23.51

    Granted..........................................................     1,923,240     $3.43-$  9.25        $ 5.80
    Canceled.........................................................    (1,886,791)    $1.00-$136.00        $25.80
    Exercised........................................................       (62,445)    $0.67-$  5.75        $ 3.17
                                                                        -----------

December 31, 2001....................................................     3,241,126     $1.00-$128.13        $12.06

    Granted..........................................................     2,238,882     $3.76-$ 10.00        $ 6.40
    Canceled.........................................................    (2,512,447)    $1.00-$128.13        $12.13
    Exercised........................................................      (112,655)    $1.00-$  5.17        $ 3.51
                                                                        -----------
December 31, 2002....................................................     2,854,906     $1.00-$ 82.56        $ 7.76
                                                                        ===========

Vested and exercisable at December 31, 2002..........................     1,158,508                          $ 8.56
                                                                        ===========

Vested and exercisable at December 31, 2001..........................     1,122,296                          $15.40
                                                                        ===========

Vested and exercisable at December 31, 2000..........................       564,081                          $16.86
                                                                        ===========



     For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions:
                                    2002           2001           2000
                                    ----           ----           ----

Dividend yield.................   0%              0%            0%
Expected volatility............   76%             90%           90%
Risk-free interest rate........   2.63%-4.43%     3.56%-4.98%   3.44%-6.60%
Expected life..................   Four years      Four years    Four years

     Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2002, 2001, and 2000, were approximately $6.4 million, $7.4 million, and $49.0 million, respectively, which would be amortized over the vesting period of the options. The weighted-average grant-date fair values of the stock options granted during the years ended December 31, 2002, 2001, and 2000, were $2.86, $3.84, and $23.28, respectively.

     The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2002:


                                             Outstanding                                          Exercisable
                        -------------------------------------------------------    -------------------------------------------
                                                                  Weighted
                                 Number            Weighted        Average                   Number               Weighted
       Exercise                of Shares            Average       Remaining                of Shares              Average
        Price                Outstanding at        Exercise      Contractual             Exercisable at           Exercise
        Range              December 31, 2002         Price      Life (Years)           December 31, 2002           Price
        ------             -----------------       --------    -------------           -----------------           -------
 $ 1.00 - $ 5.17                362,352              $3.73            2.1                     337,893                $3.70
 $ 5.35 - $ 8.00              1,886,426              $6.08            7.7                     623,177                $6.02
 $ 8.50 - $12.06                509,334             $10.04            8.0                     109,334               $10.19
 $18.88 - $82.56                 96,794             $43.36            2.8                      88,104               $39.26
                              ---------                                                     ---------
                              2,854,906              $7.76            6.9                   1,158,508                $8.56
                              =========                                                     =========

11. STOCKHOLDERS' EQUITY

COMMON STOCK

     During 2000, the Company entered into agreements with three strategic partners, who were also customers, to provide various sales and marketing efforts on behalf of the Company in exchange for 39,118 shares of the Company's common stock. The total value of these common stock grants was approximately $3.8 million based upon the value of the Company's common stock at the date of grant. The Company recognized $611,000, $1.6 million and $8.6 million of total revenues from these customers during the years ended December 31, 2002, 2001 and 2000, respectively.

      The sales and marketing agreement signed with one strategic partner also required cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of the common stock and the expected cash payments as deferred sales and marketing costs during 2000. During 2001, the Company terminated the sales and marketing agreement with this strategic partner resulting in a write-off of the remaining deferred sales and marketing costs of $1.4 million. Also, as a result of the termination, the Company is no longer required to make cash payments of $300,000 for the last two years of the agreement

     The Company recorded noncash sales and marketing expense, including the write-off discussed above, of approximately $450,000, $2.5 million and $825,000 during 2002, 2001 and 2000, respectively related to these agreements.

WARRANTS

     During 1999, the Company issued warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $10.00 to $53.75 per share, which expired in December of 2002. These warrants were issued to certain strategic partners, who were also customers, in exchange for the agreement to be party to a sales and marketing agreement between the Company and the strategic partner to provide various sales and marketing efforts on behalf of the Company. The total fair market value of the warrants was approximately $11.9 million, which was recorded as additional paid-in capital and deferred sales and marketing costs at the date of issuance. The Company recorded noncash sales and marketing expense of approximately $4.3 million and $5.7 million related to these agreements during the years ended December 31, 2001 and 2000, respectively. These warrants were fully amortized as of December 31, 2001 and expired in December 2002. The Company recognized $1.1 million of total revenues from these customers during the year ended December 31, 2000. The Company did not recognize any revenue from these customers during 2002 or 2001.

     During 1999, the Company issued 5,000 warrants to a customer, with a fair market value of $101,000, as a sales incentive to enter into a software license agreement. The warrants have an exercise price of $53.21 per share and allow the holder to purchase the Company's common stock at any time prior to December 31, 2002. This amount was recorded as additional paid-in capital and deferred license revenue during 1999. In June 2000, the customer earned the 5,000 warrants as a result of entering into a software license agreement and the $101,000 was recorded as a charge to software license revenue in the 2000 statement of operations.

     The Company previously granted 25,000 warrants to a strategic partner in return for completion of predetermined sales and marketing milestones. The exercise price of these warrants is $53.75 per share and the warrants expire on October 31, 2003.

     During 2000, the Company awarded 33,334 warrants to a third party software developer in exchange for services. The exercise price of the 33,334 warrants was $56.78 per share and the warrants expire on March 31, 2003. The fair market value of the warrants on the date of grant was $424,000 and was recorded as additional paid-in capital and noncash research and development expense during 2000.

12. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company rents certain office space, copiers, telephone and computer equipment under noncancelable operating leases. Rents charged to expense were approximately $1.2 million, $2.1 million, and $1.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. Future minimum lease payments for the next five years and thereafter under noncancelable operating leases with remaining terms greater than one year as of December 31, 2002, are as follows (in thousands):

     Year ending December 31,

           2003                                  $ 252
           2004                                     96
           2005                                     96
           2006                                     12
           Thereafter                                -
                                                 -----
           Total                                 $ 456
                                                 =====

     In addition to the above commitments, we entered into an oral agreement in 2003 with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). The agreement provides for a one-year term and Clarus has the option to renew for up to nine additional one-year terms. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In the event Clarus was to undergo a change in control, our remaining rent through the tenth anniversary of the commencement of the agreement would immediately accelerate and the present value of such rent would be placed in escrow for the benefit of Kanders & Company. In January 2003, the Company obtained a standby letter of credit in the amount of $118,345 to secure lease obligations for the Greenwich, Connecticut facility that is being constructed. Kanders & Company reimburses Clarus a pro rata portion of the $3,000 annual cost of the letter of credit.

     The Company has sub-leased its facility near Toronto, Canada that will provide sub-lease income of approximately $4,000 per month through January, 2006 that will offset some of the above obligations.

     In December 2002, the Company executed a lease termination agreement pursuant to which it agreed to abandon its principal facility in Suwanee, Georgia on March 31, 2003. Pursuant to the terms of the termination agreement, the Company paid to the lessor $2.9 million in cash, which has been included in general and administrative expense in the accompanying statement of operations for 2002. The lease is scheduled to terminate March 31, 2003.

INDEMNIFICATION

     The Company more often than not indemnified its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the software in its software licensing agreements. The Company has not made any payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are reasonably estimable.

     In addition to the above, the Company has agreed to indemnify Epicor Software Corporation, as part of the sale of the Company's e-commerce business, for the conduct of this business prior to December 6, 2002.

LITIGATION

     The Company is a party to the following pending judicial and administrative proceedings. After reviewing the proceedings that are currently pending (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities) we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations, however, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the following proceedings could materially adversely affect the Company's business, results of operations, liquidity or financial condition.

             Following its public announcement on October 25, 2000, of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia. The fourteen class action lawsuits were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. A consolidated amended complaint was then filed on May 14, 2001 on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000.

             Generally the amended complaint alleges claims against the Company and the other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Generally, it is alleged that the defendants made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The amended complaint alleges that the market price of the Company's common stock was artificially inflated during the class periods. The plaintiffs seek unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. The Court denied a motion to dismiss brought by the defendants and the case is currently in discovery.

             On December 18, 2002, Peachtree Equity Partners, as the assignee of a five-year Promissory Note from the Company in the amount of $5,000,000 due March 14, 2005, brought an action in the Georgia state court for prepayment of the Note, plus interest and attorneys fees. The action asserts that certain Change of Control provisions, as defined in the

         Note, have been triggered, thus permitting the holder to demand immediate prepayment in full. The Company has denied the material allegations of the Complaint and asserted various affirmative defenses.

             During 2002, ten former employees of the Company commenced an action in the United States District Court for the Northern District of Georgia seeking back pay, employee benefits, interest and attorneys fees. The Company denies the material allegations set forth by the plaintiffs and asserted various affirmative defenses.

     In addition to the above, in the normal course of business, we are subjected to claims and litigations in the areas of product and general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. At this time, we do not believe any such claims will have a material impact on the Company's financial position, results of operations, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Election of Directors" in our Proxy Statement used in connection with our 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2003 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PROCEDURES AND CONTROLS

     Within 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's officers performing the function of principal executive officer (the "Principal Executive Officer") and the principal financial officer (the "Principal Financial Officer"), of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. The Principal Executive Officer and Principal Financial Officer also concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. In connection with the new rules, the Company is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes designed to enhance their effectiveness and to ensure that the Company's systems evolve with its business.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements, Financial Statement Schedules and Exhibits

      (a) Financial Statement Schedule

           (1) Index to Financial Statements

                                                                                                                     Page
           Independent Auditors' Report................................................................................ 25
           Consolidated Balance Sheets--December 31, 2002 and 2001......................................................26
           Consolidated Statements of Operations--Years Ended December 31, 2002, 2001 and 2000..........................27
           Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2002,
           2001 and 2000................................................................................................28
           Consolidated Statements of Cash Flows--Years Ended December 31, 2002, 2001 and 2000..........................29
           Notes to Consolidated Financial Statements...................................................................31

           (2)  Schedule II Valuation and Qualifying Accounts



     (b)  Reports on Form 8-K.

     We filed a Form 8-K on December 23, 2002, announcing that we consummated the sale of substantially all of the assets of our electronic commerce business to Epicor Software Corporation. On October 18, 2002, we filed a Form 8-K announcing the sale of the electronic commerce business to Epicor.

     (c)  Exhibits.


              Exhibit
              Number             Exhibit
              -------            -------
              3.1                Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Company's Registration Statement on Form S-4
                                 (File No. 333-63535)).

              3.2                Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 9.1 to the Company's 10-Q filed on August 14, 2000).

              3.3                Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-63535)).

              3.4                Amendment No. 1 to the Amended and Restated Bylaws of the Company.

              4.1                See Exhibits 3.1,3.2, 3.3, and 3.4 for provisions of the Amended and Restated
                                 Certificate of Incorporation and Amended and Restated Bylaws of the Company
                                 defining rights of the holders of Common Stock of the Company.

              4.2                Specimen Stock Certificate (incorporated by reference from Exhibit 9.1 to
                                 Company's Registration Statement on Form S-1 (File No. 333-46685)).

              10.1               Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July
                                 24, 1998 (incorporated by reference from Exhibit 10.18 to the Company's Form S-4
                                 Registration Statement (File No. 333-63535)).

              10.2               Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and
                                 Metropolitan Life Insurance Company dated July 24, 1998 (incorporated by reference from Exhibit 10.18 to the Company's Form S-4 Registration Statement
                                 (File No. 333-63535)).

              10.3               Asset Purchase Agreement, dated as of October 17, 2002, between Epicor Software
                                 Corporation and the Company (incorporated by reference from Exhibit 2.1 to the
                                 Company's Form 8-K filed on October 18, 2002).








              Exhibit
              Number             Exhibit
              -------            -------
              10.4               Bill of Sale and Assumption Agreement, dated as of December 6, 2002, between
                                 Epicor Software Corporation and the Company (incorporated by reference from
                                 Exhibit 2.2 to the Company's Form 8-K filed on October 18, 2002).

              10.5               Trademark Assignment dated as of December 6, 2002, by the Company in favor of
                                 Epicor Software Corporation, (incorporated by reference from Exhibit 2.3 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.6               Patent Assignment, dated as of December 6, 2002, between Epicor Software
                                 Corporation and the Company (incorporated by reference from Exhibit 2.4 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.7               Noncompetition Agreement, dated as of December 6, 2002, between Epicor Software
                                 Corporation and the Company (incorporated by reference from Exhibit 2.5 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.8               Transition Services Agreement, dated as of December 6, 2002, between Epicor
                                 Software Corporation and the Company (incorporated by reference from Exhibit 2.7 to the Company's Form 8-K filed on October 18, 2002).

              10.9               Escrow Agreement, dated as of December 6, 2002, between Epicor Software
                                 Corporation, the Company and Branch Bank & Trust Company, Inc. (incorporated by reference from Exhibit 2.8 to the Company's Form 8-K filed on October 18, 2002).

              10.10              Form of Indemnification Agreement for Directors and Executive Officers of the
                                 Company, (incorporated by reference as Exhibit 10.1 of the Company's Form 8-K filed on December 23, 2002).

              10.11              Employment Agreement, dated as of December 6, 2002, between the Company and
                                 Warren B. Kanders (incorporated by reference from Exhibit 10.2 to the Company's
                                 Form 8-K filed on December 23, 2002).*

              10.12              Employment Agreement, dated as of December 6, 2002, between the Company and
                                 Nigel P. Ekern. (incorporated by reference from Exhibit 10.3 to the Company's
                                 Form 8-K filed on December 23, 2002).*

              10.13              Consulting Agreement, dated as of December 6, 2002, between the Company and
                                 Stephen P. Jeffery (incorporated by reference from Exhibit 10.4 to the Company's
                                 Form 8-K filed on December 23, 2002).*

              10.14              Amended and Restated Stock Incentive Plan (incorporated by reference from
                                 Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2000). *

              10.15              Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the
                                 Company's Form 10-Q filed on August 14, 2000). *

              10.16              Global Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q filed on August 14, 2000). *

              10.17              Form of Nonqualified Stock Option Agreement (incorporated by reference from
                                 Exhibit 10.5 to the Company's Form 10-Q filed on August 14, 2000). *

              10.18              Stock Incentive Plan of Software Architects International, Limited (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K filed on June 13, 2000). *







              Exhibit
              Number             Exhibit
              -------            -------

              10.19              2000 Declaration of Amendment to Software Architects International Limited Stock
                                 Incentive Plan (incorporated by reference from Exhibit 2.3 to the Company's Form 8-K filed on June 13, 2000). *


              10.20              1992 Stock Option Plan, effective November 22, 1992 (incorporated by reference from
                                 Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)). *


              10.21              Amendment to 1992 Stock Option Plan. (incorporated by reference from Exhibit 10.2 to the
                                 Company's Form 10-K filed on March 30, 2000). *


              21.1               List of Subsidiaries.

              23.1               Independent Auditors' Consent.

              99.1               Independent Auditors' Report on Financial Statement Schedule.

              99.2               Certifications  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


              * Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLARUS CORPORATION

Date:  March 31, 2003

                                  By: /s/ Nigel P. Ekern
                                      ------------------------------------
                                      Nigel P. Ekern
                                      Chief Administrative Officer


                Signature                                  Title                                Date
                ---------                                  -----                                ----

/s/ Nigel P. Ekern                   Chief Administrative Officer                March 31, 2003
--------------------------------     (principal executive officer)               ------------------------------
Nigel P. Ekern

/s/ Gregory D. Fletcher              Chief Accounting Officer                    March 31, 2003
--------------------------------     (principal financial officer)               ------------------------------
Gregory D. Fletcher

/s/ Warren B. Kanders                Director                                    March 31, 2003
--------------------------------                                                 ------------------------------
Warren B. Kanders

/s/ Stephen P. Jeffery               Director                                    March 31, 2003
--------------------------------                                                 ------------------------------
Stephen P. Jeffery

/s/ Donald L. House                  Director                                    March 31, 2003
--------------------------------                                                 ------------------------------
 Donald L. House

/s/ Tench Coxe                       Director                                    March 31, 2003
--------------------------------                                                 ------------------------------
Tench Coxe

/s/ Burtt R. Ehrlich                 Director                                    March 31, 2003
--------------------------------                                                 ------------------------------
 Burtt R. Ehrlich

/s/ Nicholas Sokolow                 Director                                    March 31, 2003
--------------------------------                                                 ------------------------------
Nicholas Sokolow

                                      CERTIFICATION

I, Nigel P. Ekern, certify that:

I have reviewed this annual report on Form 10-K of Clarus Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003                            /s/ Nigel P. Ekern
                                                Principal Executive Officer

                                  CERTIFICATION

I, Gregory D. Fletcher, certify that:

I have reviewed this annual report on Form 10-K of Clarus Corporation;

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003                      /s/ Gregory D. Fletcher
                                          Principal Financial Officer

                                   Schedule II

                        Valuation and Qualifying Accounts
                       Clarus Corporation and Subsidiaries
              For the years ended December 31, 2002, 2001 and 2000
        Allowance for Doubtful Accounts, Valuation Allowance for Deferred
             Income Tax Assets and Restructuring and Related Charges

                                                                             Charged
                                                            Balance at    (Credited) to                       Balance at
                                                           Beginning of     Costs and                          End of
                                                              Period         Expenses      Deductions (a)      Period
                                                              ------         --------      -----------         ------
Allowance for Doubtful Accounts

     2000                                                  $   271,000     $ 5,824,000     $2,225,000       $ 3,870,000
     2001                                                    3,870,000       5,537,000      8,771,000           636,000
     2002                                                      636,000       (560,000)       (510,000)          586,000

Valuation Allowance for Deferred Income Tax Assets

     2000                                                  $11,964,000     $20,779,000     $        0       $32,743,000
     2001                                                   32,743,000      27,272,000              0        60,015,000
     2002                                                   60,015,000       1,283,000              0        61,298,000

Restructuring Accruals

     2001                                                  $         0     $ 4,157,000     $2,268,000       $ 1,889,000
     2002                                                    1,889,000       8,550,000      9,375,000         1,064,000


(a) Deductions related to the allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances against the allowance for doubtful accounts, net of recoveries. Deductions related to restructuring and related accruals represent cash payments.

                                  EXHIBIT INDEX


              Exhibit
              Number             Exhibit
              -------            -------
              3.1                Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to Company's Registration Statement on Form S-4
                                 (File No. 333-63535)).

              3.2                Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 9.1 to the Company's 10-Q filed on August 14, 2000).

              3.3                Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-63535)).

              3.4                Amendment No. 1 to the Amended and Restated Bylaws of the Company.

              4.1                See Exhibits 3.1,3.2, 3.3, and 3.4 for provisions of the Amended and Restated
                                 Certificate of Incorporation and Amended and Restated Bylaws of the Company
                                 defining rights of the holders of Common Stock of the Company.

              4.2                Specimen Stock Certificate (incorporated by reference from Exhibit 9.1 to
                                 Company's Registration Statement on Form S-1 (File No. 333-46685)).

              10.1               Lease Agreement between the Company and Technology Park/Atlanta, Inc. dated July
                                 24, 1998 (incorporated by reference from Exhibit 10.18 to the Company's Form S-4
                                 Registration Statement (File No. 333-63535)).

              10.2               Assignment and Assumption of Leases between Technology Park/Atlanta, Inc. and
                                 Metropolitan Life Insurance Company dated July 24, 1998 (incorporated by reference from Exhibit 10.18 to the Company's Form S-4 Registration Statement
                                 (File No. 333-63535)).

              10.3               Asset Purchase Agreement, dated as of October 17, 2002, between Epicor Software
                                 Corporation and the Company (incorporated by reference from Exhibit 2.1 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.4               Bill of Sale and Assumption Agreement, dated as of December 6, 2002, between
                                 Epicor Software Corporation and the Company (incorporated by reference from
                                 Exhibit 2.2 to the Company's Form 8-K filed on October 18, 2002).

              10.5               Trademark Assignment dated as of December 6, 2002, by the Company in favor of
                                 Epicor Software Corporation, (incorporated by reference from Exhibit 2.3 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.6               Patent Assignment, dated as of December 6, 2002, between Epicor Software
                                 Corporation and the Company (incorporated by reference from Exhibit 2.4 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.7               Noncompetition Agreement, dated as of December 6, 2002, between Epicor Software
                                 Corporation and the Company (incorporated by reference from Exhibit 2.5 to the
                                 Company's Form 8-K filed on October 18, 2002).

              10.8               Transition Services Agreement, dated as of December 6, 2002, between Epicor
                                 Software Corporation and the Company (incorporated by reference from Exhibit 2.7 to the Company's Form 8-K filed on October 18, 2002).

              10.9               Escrow Agreement, dated as of December 6, 2002, between Epicor Software
                                 Corporation, the Company and Branch Bank & Trust Company, Inc. (incorporated by reference from Exhibit 2.8 to the Company's Form 8-K filed on October 18, 2002).








              Exhibit
              Number             Exhibit
              -------            -------
              10.10              Form of Indemnification Agreement for Directors and Executive Officers of the
                                 Company, (incorporated by reference as Exhibit 10.1 of the Company's Form 8-K filed on December 23, 2002).

              10.11              Employment Agreement, dated as of December 6, 2002, between the Company and
                                 Warren B. Kanders (incorporated by reference from Exhibit 10.2 to the Company's
                                 Form 8-K filed on December 23, 2002).*

              10.12              Employment Agreement, dated as of December 6, 2002, between the Company and
                                 Nigel P. Ekern. (incorporated by reference from Exhibit 10.3 to the Company's
                                 Form 8-K filed on December 23, 2002).*

              10.13              Consulting Agreement, dated as of December 6, 2002, between the Company and
                                 Stephen P. Jeffery (incorporated by reference from Exhibit 10.4 to the Company's
                                 Form 8-K filed on December 23, 2002).*

              10.14              Amended and Restated Stock Incentive Plan (incorporated by reference from
                                 Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2000). *

              10.15              Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.3 to the
                                 Company's Form 10-Q filed on August 14, 2000). *

              10.16              Global Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q filed on August 14, 2000). *

              10.17              Form of Nonqualified Stock Option Agreement (incorporated by reference from
                                 Exhibit 10.5 to the Company's Form 10-Q filed on August 14, 2000). *

              10.18              Stock Incentive Plan of Software Architects International, Limited (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K filed on June 13, 2000). *

              10.19              2000 Declaration of Amendment to Software Architects International Limited Stock
                                 Incentive Plan (incorporated by reference from Exhibit 2.3 to the Company's Form 8-K filed on June 13, 2000). *


              10.20              1992 Stock Option Plan, effective November 22, 1992 (incorporated by reference from
                                 Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)). *


              10.21              Amendment to 1992 Stock Option Plan. (incorporated by reference from Exhibit 10.2 to the
                                 Company's Form 10-K filed on March 30, 2000). *











              Exhibit
              Number             Exhibit
              ------             -------
              21.1               List of Subsidiaries.

              23.1               Independent Auditors' Consent.

              99.1               Independent Auditors' Report on Financial Statement Schedule.

              99.2               Certifications  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.



              * Management contract or compensatory plan or arrangement.