Form 10-K/A
period 2002-12-31
CLARUS CORP
filed 2003-04-30
CIK 913277

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDMENT NO. 1 TO
                                      10-K

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

                                EXPLANATORY NOTE

     This Amendment No. 1 to our Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-24277), initially filed with the Securities and Exchange Commission on March 31, 2003, is filed to include the information required by Items 10 - 13 of Form 10-K, originally intended to be incorporated by reference to the information to be included in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders. Except as set forth herein, there are no further changes to the Company's previously filed annual report on Form 10-K for the twelve months ended December 31, 2002.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................ 1
ITEM 11 - EXECUTIVE COMPENSATION............................................ 2
ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.... 8
ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................... 9


SIGNATURES..................................................................10

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Company's Board of Directors currently consists of the following six members:

     Tench Coxe, 45, has served as a member of our Board of Directors since September 1993. Mr. Coxe has been a managing director of the general partner of Sutter Hill Ventures, a venture capital company located in Palo Alto, California, since 1989. Mr. Coxe also serves on the boards of directors of eLoyalty Corporation, Copper Mountain Networks, Inc. and NVIDIA Corporation and on the boards of directors of several privately-held companies.

     Donald L. House, 61, has served as a member of our Board of Directors since January 1993. Mr. House served as Chairman of our Board of Directors from January 1994 until December 1997 and as our President from January 1993 until December 1993. Mr. House also serves on the board of directors of Carreker Corporation, where he is chairman of its audit committee. Mr. House is a private investor and he serves on the board of directors of several privately-held technology companies.

     Stephen P. Jeffery, 47, joined us in November 1994 as Vice President of Marketing and was elected Vice President of Sales and Marketing in June 1995. Until December 2002, he was our President, Chairman of the Board and Chief Executive Officer. He was first elected to serve as a Director in October 1997. Prior to joining us, Mr. Jeffery was employed by Hewlett-Packard Company, where he served as the manager of Hewlett-Packard's client/server solutions and partner programs, as well as in a variety of sales and marketing management positions in the United States and Europe for 15 years. Mr. Jeffery also served in sales with International Business Machines prior to joining Hewlett-Packard.

     Warren B. Kanders, 45, has served as a member of our Board of Directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Mr. Kanders has served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and Chief Executive Officer since April 2003. From October 1992 to May 1996, he served as Vice Chairman of the Board of Benson Eyecare Corporation. Mr. Kanders also serves as President of Kanders & Company, Inc., a private investment firm.

     Burtt R. Ehrlich, 63, has served as a member of our Board of Directors since June 2002. Mr. Ehrlich has served as a director of Armor Holdings, Inc. since January 1996. He has also served as Chairman of the board of directors of Langer, Inc. since February 2001, and served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992 and as a director of Benson Eyecare Corporation from October 1992 until November 1995. Mr. Ehrlich is also a director of the Close Brothers Channel Islands group of investment funds. He is a former Treasurer and Trustee of the Carnegie Council on Ethics and International Affairs, and a former Trustee of the Buckingham Browne and Nichols School.

     Nicholas Sokolow, 53, has served as a member of our Board of Directors since June 2002. Mr. Sokolow, a practicing attorney, has served as a director of Armor Holdings, Inc. since January 1996. Since 1994 he has been a partner in the law firm of Sokolow, Dunaud, Mercadier & Carreras, and from June 1973 until October 1994, Mr. Sokolow was an associate and partner in the law firm of Coudert Brothers. Mr. Sokolow was a director of Rexel, Inc., formerly known as Willcox & Gibbs, until it was acquired in 1997.

EXECUTIVE OFFICERS

     The following table sets forth the name, age and position of each of our executive officers and significant employees as of April 14, 2003. Our executive officers are appointed by and serve at the discretion of the Board of Directors of Clarus.

NAME                     AGE        POSITION
----                     ---        --------
Warren B. Kanders        45         Executive Chairman of the Board of Directors

Nigel P. Ekern           38         Chief Administrative Officer and Secretary

     See "Directors" above for biographical information with respect to Warren
B. Kanders.

     NIGEL P. EKERN has been Chief Administrative Officer and Secretary of the Company since December 2002. From January 2000 until joining the Company, Mr. Ekern served as a Partner at Dubilier & Company, a New York-based private investment firm. From June 1998 until January 2000, Mr. Ekern served as an investment advisor at Caravelle Advisors, an investment management affiliate of CIBC World Markets. From September 1996 until June 1998, Mr. Ekern served as an investment banker at CIBC World Markets.

     Following the sale of substantially all of our electronic commerce revenue-generating operations and related assets in December 2002, (i) Stephen
P. Jeffery continued serving as a member of our Board of Directors, but stepped down as our Chief Executive Officer and Chairman of our Board of Directors; and
(ii) James J. McDevitt resigned as Chief Financial Officer of the Company.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act, requires our directors and executive officers and any persons who own more than 10% of our capital stock to file with the Securities and Exchange Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by the Securities and Exchange Commission's regulations to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, except as indicated below, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2002 fiscal year were timely filed with the Securities and Exchange Commission. A Form 4, Statement of Changes in Beneficial Ownership for each of Messrs. Coxe, House, Jeffery, Ehrlich and Sokolow, was untimely filed during 2002.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

     No director, executive officer, or person nominated to become a director or executive officer has, within the last five years: (i) had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for, any business of such person or entity with respect to which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations or similar misdemeanors); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or practice; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following summary compensation table sets forth information concerning the annual and long-term compensation earned by our Executive Chairman of the Board of Directors and our Chief Administrative Officer and each of our other executive officers whose annual salary and bonus during fiscal 2002, 2001 and 2000 exceeded $100,000 (collectively, the "Named Executive Officers").

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                             ------------
                                                 ANNUAL COMPENSATION (3)      SECURITIES
                                     FISCAL      --------------------------   UNDERLYING
NAME AND PRINCIPAL POSITION           YEAR         SALARY         BONUS        OPTIONS
----------------------------------   ------      ----------    -----------   ------------
Warren B. Kanders Executive           2002        $16,186          --          1,000,000
  Chairman of the Board of            2001         N/A             N/A            N/A
  Directors (1)                       2000         N/A             N/A            N/A

Nigel P. Ekern                        2002         $17,949         --            200,000
  Chief Administrative Officer (1)    2001         N/A             N/A            N/A
                                      2000         N/A             N/A            N/A

Stephen P. Jeffery                    2002        $250,000       $112,694         60,000
  President, Chairman of the          2001         250,000         82,994        150,000
  Board and Chief Executive           2000         250,000        146,875        175,000(4)
  Officer (2)

James J. McDevitt                     2002        $187,949       $115,850         50,000
  Chief Financial Officer (2)         2001         201,365         36,480         50,000
                                      2000          64,308         10,560         20,000

(1)  Served in such position since December 2002.
(2)  Served in such position until December 2002.
(3) In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table does not include medical insurance, group life insurance or other benefits, securities or property that do not exceed the lesser of $50,000 or 10% of the person's salary and bonus shown in the table.
(4) Effective February 1, 2002, Mr. Jeffery voluntarily relinquished the option for these shares.

OPTIONS GRANTED IN FISCAL 2002

     We granted the following options to our Named Executive Officers during fiscal 2002.

                                INDIVIDUAL GRANTS
-----------------------------------------------------------------------------------
                                           PERCENT OF
                                             TOTAL                                      POTENTIAL REALIZABLE VALUE
                            NUMBER OF       OPTIONS                                     AT ASSUMED ANNUAL RATE OF
                           SECURITIES      GRANTED TO      EXERCISE                      STOCK PRICE APPRECIATION
                           UNDERLYING      EMPLOYEES          OR                             FOR OPTION TERM
                             OPTION        IN FISCAL         BASE       EXPIRATION     ---------------------------
NAME                       GRANTS (#)        YEAR            PRICE         DATE          5% ($)         10% ($)
---------------------     ------------    ------------     --------    ------------    -----------  --------------
Warren B. Kanders            200,000         45.6%           $5.35       12/23/12        760,878       1,580,333
   Executive Chairman        400,000                          7.50       12/23/12        661,755       2,300,666
   of the Board of           400,000                         10.00       12/23/12             --       1,300,666
   Directors                  21,250                          5.99        5/28/09         67,243         155,310
                                                                                       ---------       ---------
                                                                                       1,489,876       5,335,975

Nigel P. Ekern               200,000          8.9%           $5.35       11/25/12        760,878       1,580,333
   Chief
   Administrative
   Officer

Stephen P. Jeffery            60,000          2.7%           $5.35        12/5/12        228,263         474,100
   President,
   Chairman of the
   Board and Chief
   Executive Officer

James J. McDevitt             50,000          2.2%           $5.99         1/8/09        121,927         231,083
   Chief Financial
   Officer


AGGREGATE OPTION EXERCISES IN FISCAL 2002 AND FISCAL YEAR END OPTION VALUES

     The following table contains certain information regarding stock options exercised during fiscal 2002 and options to purchase our Common Stock held as of December 31, 2002, by each of the Named Executive Officers. The stock options listed below were granted without tandem stock appreciation rights. We have no freestanding stock appreciation rights outstanding.

                                                                NUMBER OF SECURITIES              VALUE OF UNDERLYING
                              SHARES                           UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS AT
                             ACQUIRED         VALUE            OPTIONS AT 12/31/02 (#)                12/31/02 (1)
                           ON EXERCISE       REALIZED      -------------------------------   -----------------------------
NAME                           (#)            (2)($)        EXERCISABLE    NON-EXERCISABLE   EXERCISABLE   NON-EXERCISABLE
------------------------  ---------------  ------------    -------------   ---------------   -----------   ---------------
Warren B. Kanders               --              --             21,250         1,000,000         $  0           $54,000
  Executive Chairman
  of the Board of
  Directors

Nigel P. Ekern                  --              --              --              200,000         $ --           $54,000
  Chief
  Administrative
  Officer

Stephen P. Jeffery              --              --            406,967           108,422       $452,536         $16,200
  President, Chairman
  of the Board and
  Chief Executive
  Officer

James J. McDevitt               --              --             86,148            --             $ --             $ --
  Chief Financial
  Officer


(1) Calculated on the basis of $5.62 per share, the closing price of the Common Stock as quoted on the Nasdaq National Market, on December 31, 2002, less the exercise price payable for such shares.

(2) Calculated on the basis of the closing share price of the Common Stock on the Nasdaq National Market on the date of exercise, less the exercise price payable for such shares.

EMPLOYMENT AGREEMENTS

WARREN B. KANDERS

     In December 2002, we entered into an employment agreement with Warren B. Kanders, which provides that he will serve as Clarus' Executive Chairman of the Board of Directors and devote as much of his time as is necessary to perform such duties for a three-year term that will expire on December 6, 2005, subject to early termination in certain circumstances. The agreement provides for an annual base salary of $250,000. In addition, Mr. Kanders is entitled, at the discretion of our Board of Directors, to performance bonuses which may be based upon a variety of factors and to participate in our stock incentive plans and other bonus plans adopted by us. Pursuant to the employment agreement, we maintain term life insurance on Mr. Kanders in the amount of $2,000,000 for the benefit of his designees. In connection with his employment agreement, Mr. Kanders received ten year options to purchase up to (i) 200,000 shares of the Company's Common Stock, at an exercise price of $5.35 per share; (ii) 400,000 shares of the Company's Common Stock, at an exercise price of $7.50 per share; and (iii) 400,000 shares of the Company's Common Stock, at an exercise price of $10.00 per share, all vesting in five equal annual installments commencing on the first anniversary of the date of grant. On April 11, 2003, Mr. Kanders received a grant of 500,000 restricted shares of the Company's Common Stock (the "Restricted Shares"), with full voting, dividend, distribution and other rights, which vest and become nonforfeitable if Mr. Kanders is an employee and/or a director of the Company or a subsidiary or affiliate of the Company on the earlier of (i) the date the closing price of the Company's Common Stock, as listed or quoted on any national securities exchange or NASDAQ, shall have equaled or exceeded $15.00 per share for each of the trading days during a ninety (90) consecutive day period, or (ii) the tenth (10th) anniversary of the date of grant; provided however that all of the Restricted Shares immediately vest and become nonforfeitable upon a "change in control" or in the event Mr. Kander's employment with the Company is terminated without "cause".

     In the event Mr. Kanders is terminated without cause, or by Mr. Kanders upon a "change in control," Mr. Kanders is entitled to receive his accrued bonus through the date of termination and to continue to receive his base compensation in accordance with the normal payroll practices of the Company for twenty-four months after the effective date of such termination. Mr. Kanders will also be entitled to acceleration of the vesting on the options and restricted stock grants upon the termination of his employment agreement by us without "cause" or by Mr. Kanders in connection with a "change in control." Mr. Kanders has also agreed to certain confidentiality and non-competition provisions.

NIGEL P. EKERN

     In December 2002, we entered into an employment agreement with Nigel P. Ekern which is effective as of November 25, 2002, that provides that he will serve as our Chief Administrative Officer and devote as much of his time as is necessary to perform such duties for a three-year term that will expire on November 25, 2005, subject to early termination in certain circumstances. The agreement provides for an annual base salary of $175,000. Under the terms of his employment agreement with us, Mr. Ekern received ten year options to purchase up to 200,000 shares of the Company's Common Stock, at an exercise price of $5.35 per share and vesting in five equal annual installments commencing on the first anniversary of the date of grant. In addition, Mr. Ekern is entitled, at the discretion of our Board of Directors, to performance bonuses which may be based upon a variety of factors and to participate in our stock incentive plans and other bonus plans adopted by us. Pursuant to the employment agreement, we maintain a term life insurance on Mr. Ekern in the amount of $2,000,000 for the benefit of his designees.

     In the event Mr. Ekern is terminated by the Company upon a "change in control", he is entitled to receive accrued base compensation through the date of such termination and will also be entitled to acceleration of the vesting on all options to purchase shares of Common Stock. In the event Mr. Ekern is terminated by the Company without "cause," he is entitled to receive his base compensation for (i) six months after such termination, if such termination occurs prior to June 30, 2003; and (ii) twelve months after such termination, if such termination occurs after June 30, 2003. Mr. Ekern has also agreed to certain confidentiality and non-competition provisions.

STEPHEN P. JEFFERY

     Mr. Jeffery stepped down as Chief Executive Officer and Chairman of the Board of Directors on December 6, 2002 and we entered into a three-year consulting agreement with him, to provide us with ongoing consulting services so that we may continue to benefit from his knowledge and experience. The agreement provides for aggregate consideration of $250,000, payable in twenty-four equal monthly installments. In the event Mr. Jeffery terminates the consulting agreement, other than upon a "change of control", he is required to refund and pay to the Company, a dollar amount equal to such portion of compensation received under the consulting agreement in excess of the product of $228 multiplied by the number of days elapsed from the effective date of the agreement through such termination date.

     The consulting agreement provides that Mr. Jeffery will be prohibited from transferring any shares of our Common Stock until after December 31, 2003, and from transferring any shares of our Common Stock that are issuable on the exercise of his options until after December 31, 2004. The consulting agreement also provides that Mr. Jeffery will be required to own, or hold options to purchase, a total of at least 200,000 shares of our Common Stock at all times during the term of the agreement. In the event that we complete a transaction that constitutes a "change of control" and/or we terminate Mr. Jeffery without "cause," Mr. Jeffery is entitled to receive the cash compensation payable during the remaining term of the consulting agreement, and all of his unvested options would immediately vest. Mr. Jeffery has also agreed to certain confidentiality and non-competition provisions.

COMPENSATION OF DIRECTORS

     Following the sale of substantially all of our electronic commerce revenue-generating operations and related assets in December 2002, a new compensation package for the members of our Board of Directors became effective. This package provides for the payment to each Committee Chairman of $2,000 for each meeting attended in person and $1,000 for each meeting attended telephonically, and the payment to each other director of $1,000 for each meeting attended in person and $500 for each meeting telephonically. The Executive Chairman does not receive any meetings-based compensation. The package also includes a grant to each of our directors upon appointment of options to purchase 60,000 shares of our Common Stock at fair market value on the date of grant, vesting in equal annual installments over a three-year period subject to their continued service on our Board of Directors.

     Prior to effectiveness of our new compensation package, directors who were not our employees ("Outside Directors") received a $2,000 fee for each regular and special meeting of the Board attended by such director. Each Outside Director was paid $20,000 (or $120,000 for all Outside Directors as a group) in meeting fees in 2002. Outside Directors were not compensated for attendance at committee meetings or for strictly telephonic Board meetings.

     In December 2002, we entered into an employment and stock option agreement with Mr. Kanders, Executive Chairman of the Board, and a three-year consulting agreement with Mr. Jeffery, an Outside Director, all of which are described in greater detail above.

           REPORT ON EXECUTIVE COMPENSATION BY THE BOARD OF DIRECTORS
                         AND THE COMPENSATION COMMITTEE

COMPENSATION POLICY

     The Compensation Committee recommends to the Board an overall philosophy and strategy with respect to the compensation of Clarus' Executive Chairman of the Board of Directors, Chief Administrative Officer and other senior executives to attract and retain highly qualified individuals, and provides oversight of Clarus' executive compensation plans. Since the sale of substantially all of our electronic commerce revenue-generating operations and related assets in December 2002, our Compensation Committee has been comprised of Messrs. Coxe and Sokolow, with Mr. Coxe serving as the Chairman.

     Pursuant to our executive compensation program, the Compensation Committee considers Company performance, individual performance and an increase in stockholder value over time in determining executive pay levels. Our executive compensation program consists of three key elements: (i) low annual base salaries; (ii) a performance-based annual bonus; and (iii) periodic grants of stock options. The Compensation Committee believes that this three-part approach best serves our and our stockholders' interests by motivating executive officers to improve our financial position, holding executives accountable for the performance of the businesses for which they are responsible and by attracting key executives into our service. Under our compensation program, annual compensation for executive officers is composed of a significant portion of pay that is "at risk" -- specifically, the annual bonus and stock options. Annual performance bonuses also permit executive officers to be recognized on an annual basis. Such bonuses are based largely on an evaluation of the contribution made by the executive officer to our overall performance. Stock options, which are generally awarded under our stock incentive plans, relate a significant portion of long-term remuneration directly to stock price appreciation realized by all our stockholders.

COMPENSATION OF EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS

     As Executive Chairman of the Board of Directors, Mr. Kanders is compensated pursuant to an employment agreement entered into in December 2002. During 2002, Mr. Kanders received an aggregate base salary of $16,186. On December 23, 2002, Mr. Kanders received ten year options to purchase up to (i) 200,000 shares of the Company's Common Stock, at an exercise price of $5.35 per share; (ii) 400,000 shares of the Company's Common Stock, at an exercise price of $7.50 per share; and (iii) 400,000 shares of the Company's Common Stock, at an exercise price of $10.00 per share, all vesting in five equal annual installments commencing on the first anniversary of the date of grant. In addition, Mr. Kanders is entitled, at the discretion of our Board of Directors, to performance bonuses which may be based upon a variety of factors and to participate in our stock incentive plans and other bonus plans adopted by us based on his performance and Clarus' performance.

COMPENSATION OF CHIEF ADMINISTRATIVE OFFICER

     As Chief Administrative Officer, Mr. Ekern is compensated pursuant to an employment agreement entered into in December 2002 but effective as of November 25, 2002. During 2002, Mr. Ekern received an aggregate base salary of $17,949. In addition, Mr. Ekern is entitled, at the discretion of our Board of Directors, to performance bonuses which may be based upon a variety of factors and to participate in our stock incentive plans and other bonus plans adopted by us based on his performance and Clarus' performance. Under the terms of his employment agreement with us, Mr. Ekern received ten year options to purchase up to 200,000 shares of the Company's Common Stock, at an exercise price of $5.35 per share and vesting in five equal annual installments commencing on the first anniversary of the date of grant.

COMPENSATION OF FORMER CHIEF EXECUTIVE OFFICER

     Mr. Jeffery served as our Chief Executive Officer pursuant to an employment agreement entered into in January 2001 until he stepped down in December 2002. During 2002, Mr. Jeffery's received an aggregate base salary of $250,000. In addition, Mr. Jeffery was entitled, at the discretion of our Board of Directors, to performance bonuses which may be based upon a variety of factors and to participate in the our stock incentive plans and other bonus plans adopted by us based on his performance and Clarus' performance.

     Submitted by the Compensation Committee of the Board of Directors:

     Tench Coxe (as Chairman)
     Nicholas Sokolow

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Except as set forth below, during 2002, none of the members of our Compensation Committee (i) served as an officer or employee of Clarus or its subsidiaries, (ii) was formerly an officer of Clarus or its subsidiaries or
(iii) entered into any transactions
with Clarus or its subsidiaries. Except as set forth below, during 2002, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of Clarus.

     During 2002, Mr. Kanders, a member of our Board of Directors and Executive Chairman of the Board of Directors, served as member of the compensation committee of the board of directors and as an executive officer of Armor Holdings, Inc.

PERFORMANCE GRAPH

     Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our Common Stock to the cumulative total return of the Russell 2000 Index, the NASDAQ National Market Composite and the Morgan Stanley Internet Index for the period commencing on December 31, 1998 and ending December 31, 2002 (the "Measuring Period"). The graph assumes that the value of the investment in our Common Stock and each index was $100 on December 31, 1998. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

     The information appearing below, which relates to prior years includes a comparison to the industry in which our business was engaged prior to our sale of our electronic commerce software business which was effected as part of our strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash and cash equivalent assets to enhance stockholder value.


                     COMPARISON OF CUMULATIVE TOTAL RETURN*
                      AMONG CLARUS, THE RUSSELL 2000 INDEX
                    THE NASDAQ NATIONAL MARKET COMPOSITE AND
                          MORGAN STANLEY INTERNET INDEX

                          12/31/98       12/31/99       12/31/00        12/31/01       12/31/02
                          --------       --------       --------        --------       --------
CLARUS CORPORATION          $100         $1100.00        $116.67        $104.00         $93.67
RUSSELL 2000                $100         $119.62         $114.59        $115.77         $90.79

NASDAQ NATIONAL
MARKET COMPOSITE            $100         $185.58         $112.67         $88.95         $60.91

MORGAN STANLEY
INTERNET INDEX              $100         $472.47         $142.22         $70.28         $37.79



                 * $100 INVESTED ON 12/31/98 IN STOCK OR INDEX -
                      INCLUDING REINVESTMENT OF DIVIDENDS.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of April 14, 2003 certain information regarding the beneficial ownership of the Common Stock outstanding by (i) each person known to us to own 5% or more of the Common Stock, (ii) each or our directors, (iii) our executive officers, and (iv) our executive officers and directors as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Clarus Corporation, One Pickwick Plaza, Greenwich, Connecticut 06830.

                                                        COMMON STOCK       PERCENTAGE OF
                       NAME                          BENEFICIALLY OWNED     COMMON STOCK
                       ----                          ------------------    -------------
                                                                             (1) (2)
Warren B. Kanders ..................................     2,175,700(3)           13.3%

Merrill Lynch & Co., Inc.
World Financial Center, North Tower
250 Vesey Street
New York, New York 10381............................       848,100(4)            5.4%

Stephen P. Jeffery..................................       474,523(5)            2.9%

Nicholas Sokolow ...................................       172,600(6)(7)          *

Tench Coxe .........................................       130,174(8)(9)          *

Donald L. House.....................................       111,249(10)            *

Burtt Ehrlich ......................................        97,250(11)(12)        *

Nigel P. Ekern......................................            --(13)            *

Directors and current executive officers
as a group (7 persons) .............................     3,161,496(14)          19.4%

------------------

*    Less than one percent.

(1) The applicable percentage of beneficial ownership is based on 15,827,300 shares of Common Stock outstanding as of March 31, 2003.

(2) Shares of Common Stock that may be acquired by exercise of stock options or warrants within 60 days after April 30, 2003, are deemed outstanding for purposes of computing the Common Stock beneficially owned and the percentage beneficially owned by the persons holding these options, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.

(3) Includes Mr. Kanders' options to purchase 21,250 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Includes 500,000 unvested shares of restricted Common Stock, which have voting, dividend and other distribution rights. Excludes options to purchase 1,000,000 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(4) Based on a Schedule 13G filed by Merrill Lynch & Co., Inc. ("Merrill Lynch") on January 7, 2003. Based on such Schedule 13G the shares of Common Stock reported above by Merrill Lynch are beneficially owned by Master Small Cap Value Trust, a master-feeder structure for the Merrill Lynch Small Cap Value Fund, Inc. and the Mercury Small Cap Value Fund, Inc.

(5) Includes Mr. Jeffery's options to purchase 363,613 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Excludes options to purchase 100,527 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(6) Includes Mr. Sokolow's options to purchase 21,250 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Excludes options to purchase 60,000 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(7) Includes 151,350 shares of our Common Stock held by ST Investors Fund, LLC, of which Mr. Sokolow is the Managing Member.

(8) Includes Mr. Coxe's options to purchase 35,000 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Excludes options to purchase 60,000 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(9) Includes 28,478 shares held individually by Mr. Coxe, 46,929 shares held by Sutter Hill Ventures, a California Limited Partnership, 5,596 shares held by Sutter Hill Entrepreneurs Fund, (AI), L.P., and 14,171 shares held by Sutter Hill Entrepreneurs Fund (QP), L.P. Mr. Coxe is one of seven managing directors of the general partner of each of Sutter Hill Ventures, a California Limited Partnership, Sutter Hill Entrepreneurs Fund (AI), L.P. and Sutter Hill Entrepreneurs Fund (QP), L.P. The seven managing directors of the general partners of each of the above limited partnerships share voting and investment powers of the shares. Mr. Coxe disclaims beneficial interest in these shares except to the extent of his pecuniary interest in each limited partnership.

(10) Includes Mr. House's options to purchase 35,000 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Excludes options to purchase 60,000 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(11) Includes Mr. Ehrlich's options to purchase 21,250 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Excludes options to purchase 60,000 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(12) Includes 13,000 shares of our Common Stock held by a trust for the benefit of Mr. Ehrlich's children.

(13) Excludes options to purchase 200,000 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

(14) Includes options to purchase 497,363 shares of our Common Stock that are presently exercisable or exercisable within the next 60 days. Also includes 500,000 unvested shares of restricted Common Stock, which have voting, dividend and other distribution rights. Excludes options to purchase 1,540,527 shares of Common Stock that are presently unexercisable and unexercisable within the next 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2003, we entered into an oral agreement with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). The agreement provides for a one-year term and Clarus has the option to renew for up to nine additional one-year terms. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In the event Clarus was to undergo a change in control, our remaining rent through the tenth anniversary of the commencement of the agreement would immediately accelerate and the present value of such rent would be placed in escrow for the benefit of Kanders & Company. In January 2003, Clarus obtained a standby letter of credit in the amount of $118,345 to secure lease obligations for the Greenwich, Connecticut facility that is being constructed. Kanders & Company reimburses Clarus a pro rata portion of the $3,000 annual cost of the letter of credit. Kanders & Company is owned and controlled by Clarus' Executive Chairman of the Board of Directors, Warren B. Kanders.

     After the closing of the sale of our electronic commerce software business, Steven Jeffery stepped down as Clarus' Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with Clarus' and will receive total consideration of $250,000 payable over the two-year term.

     During December 2002, Clarus reimbursed legal fees and other expenses in the amount of $531,343 incurred by Warren B. Kanders, Burtt R. Ehrlich, and Nicholas Sokolow, all of whom are members of Clarus' Board of Directors, in connection with their successful solicitation of proxies for the May 21, 2002 Annual Meeting of Stockholders.

     On November 1, 2001, Clarus engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with Clarus' settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of Clarus and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which Clarus agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. Clarus expensed a total of $42,164 in connection with the engagement during 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the consolidated balance sheet in the annual report. The contract was terminated by Clarus during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January, 2002. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Johnson was not re-elected as a director of Clarus.

     On February 7, 2002, Todd Hewlin joined Clarus' Board of Directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, Clarus engaged The Chasm Group to assist Clarus on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the Company agreed to professional fees of $225,000 plus out-of-pocket expenses. Clarus expensed a total of $145,000 during 2002 that is included in general and administrative in the consolidated statement of operations in the annual report and expensed $131,000 during 2001. Clarus expensed an additional $54,000, outside the original engagement, during 2002 related to further services performed by The Chasm Group that is included in general and administrative in the consolidated statement of operations in the annual report in the annual report. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Hewlin was not re-elected as a director of Clarus.

     In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that Clarus would have received in transactions with unaffiliated parties.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLARUS CORPORATION

Date: April 30, 2003
                                        By: /s/ Nigel P. Ekern
                                            ------------------------------------
                                            Nigel P. Ekern
                                            Chief Administrative Officer

            Signature                                  Title                              Date
            ---------                                  -----                              ----
/s/ Nigel P. Ekern                        Chief Administrative Officer         April 30, 2003
----------------------------------        (principal executive officer)        --------------------------
Nigel P. Ekern


/s/ Gregory D. Fletcher                   Chief Accounting Officer             April 30, 2003
----------------------------------        (principal financial officer)        --------------------------
Gregory D. Fletcher


/s/ Warren B. Kanders                     Director                             April 30, 2003
----------------------------------                                             --------------------------
Warren B. Kanders


/s/ Stephen P. Jeffery                    Director                             April 30, 2003
----------------------------------                                             --------------------------
Stephen P. Jeffery


/s/ Donald L. House                       Director                             April 30, 2003
----------------------------------                                             --------------------------
Donald L. House


/s/ Tench Coxe                            Director                             April 30, 2003
----------------------------------                                             --------------------------
Tench Coxe


/s/ Burtt R. Ehrlich                      Director                             April 30, 2003
----------------------------------                                             --------------------------
Burtt R. Ehrlich


/s/ Nicholas Sokolow                      Director                             April 30, 2003
----------------------------------                                             --------------------------
Nicholas Sokolow

                                  CERTIFICATION

I, Nigel P. Ekern, certify that:

I have reviewed this amendment no. 1 to the annual report on Form 10-K of Clarus Corporation;

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

Date: April 30, 2003                                 /s/ Nigel P. Ekern
                                                     ---------------------------
                                                     Principal Executive Officer

                                  CERTIFICATION

I, Gregory D. Fletcher, certify that:

I have reviewed this amendment no. 1 to the annual report on Form 10-K of Clarus Corporation;

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

Date: April 30, 2003                                 /s/ Gregory D. Fletcher
                                                     ---------------------------
                                                     Principal Financial Officer