Form 10-Q
period 2003-03-31
CLARUS CORP
filed 2003-05-15
CIK 913277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended March 31, 2003
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the transition period from _________ to _________

Commission File Number: 0-24277


                               Clarus Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                           58-1972600
    ------------------------------      ---------------------------
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)        Identification Number)

                               One Pickwick Plaza
                          Greenwich, Connecticut 06830
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (203) 302-2000
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


                 3970 Johns Creek Court, Suwanee, Georgia 30024
              ----------------------------------------------------
                                (former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). YES X   NO_

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        Common Stock, ($.0001 Par Value)
            --------------------------------------------------------
                15,847,978 shares outstanding as of May 12, 2003

INDEX
---------
                               CLARUS CORPORATION


PART I         FINANCIAL INFORMATION
----------     --------------------------------------
                                                                                                             Page
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) -
                March 31, 2003 and December 31, 2002............................................................1

               Condensed Consolidated Statements of Operations (unaudited) -
                Three months ended March 31, 2003 and 2002......................................................2

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                Three months ended March 31, 2003 and 2002......................................................3

               Notes to Condensed Consolidated Financial Statements (unaudited) -
                March 31, 2003..................................................................................4

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................................................8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk......................................14

Item 4.        Procedures and Controls.........................................................................14


PART II        OTHER INFORMATION
----------     --------------------------------

Item 1.        Legal Proceedings...............................................................................14

Item 5.        Other Information...............................................................................15

Item 6.        Exhibits and Reports on Form 8-K................................................................16

SIGNATURE......................................................................................................16

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 MARCH 31,         DECEMBER 31,
                                                                                    2003               2002
                                                                             ------------------- ------------------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                         $49,665         $    42,225
     Marketable securities                                                              45,021              52,885
     Accounts receivable, less allowance for doubtful accounts
     of $203 and $586 in 2003 and 2002, respectively                                        --                 467
     Prepaids and other current assets                                                     868               1,262
     Assets held for sale                                                                   --                  48
                                                                             ------------------- ------------------
Total current assets                                                                    95,554              96,887

PROPERTY AND EQUIPMENT, NET                                                                 --                 809

OTHER ASSETS:
     Deposits and other long-term assets                                                    68                  68
                                                                             ------------------- ------------------
         TOTAL ASSETS                                                                 $ 95,622         $    97,764
                                                                             =================== ==================


            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued liabilities                                         $  2,160         $     1,936
     Deferred revenue                                                                    1,195               1,248
     Current portion of long-term debt                                                   5,000               5,000
     Liabilities to be assumed                                                              --                 220
                                                                             ------------------- ------------------
Total current liabilities                                                                8,355               8,404

LONG-TERM LIABILITIES:
     Other long-term liabilities                                                            --                  --
                                                                             ------------------- ------------------
Total liabilities                                                                        8,355               8,404

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                                --                  --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      15,902,300 and 15,762,707 shares issued and 15,827,300 and 15,687,707
      outstanding in 2003 and 2002, respectively                                             2                   2
    Additional paid-in capital                                                         362,116             361,715
    Accumulated deficit                                                               (274,848)           (272,436)
    Treasury stock, at cost                                                                 (2)                 (2)
    Accumulated other comprehensive income                                                  60                 146
    Deferred compensation                                                                  (61)                (65)
                                                                             ------------------- -------------------
Total stockholders' equity                                                              87,267              89,360
                                                                             ------------------- -------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   95,622         $    97,764
                                                                             =================== ===================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                 ----------------------------------
                                                                       2003             2002
   REVENUES:
      License fees                                               $           --       $    1,473
      Services fees                                                          53            2,468
                                                                 ----------------------------------
        Total revenues                                                       53            3,941
   COST OF REVENUES:
      License fees                                                           --               14
      Services fees                                                          --            1,938
                                                                 ----------------------------------
        Total cost of revenues                                               --            1,952

   OPERATING EXPENSES:
      Research and development                                               --            2,629
      Sales and marketing                                                    --            3,646
      General and administrative                                          1,891            1,504
      Provision for doubtful accounts                                        67                2
      Depreciation and amortization                                         761            1,357
                                                                 ----------------------------------
        Total operating expenses                                          2,719            9,138

   OPERATING LOSS                                                        (2,666)          (7,149)
   OTHER (EXPENSE)/INCOME                                                   (48)              15
   INTEREST INCOME                                                          358              733
   INTEREST EXPENSE                                                         (56)             (56)
                                                                 ----------------------------------
    NET LOSS                                                     $       (2,412)      $   (6,457)
                                                                 ==================================

     Loss per common share:
          Basic                                                  $        (0.15)      $    (0.41)
          Diluted                                                $        (0.15)      $    (0.41)

     Weighted average shares outstanding
        Basic                                                            15,739           15,572
        Diluted                                                          15,739           15,572


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                    --------------------------------------
                                                                                          2003                2002
                                                                                    -----------------   ------------------
     OPERATING ACTIVITIES:
     Net loss                                                                        $       (2,412)       $     (6,457)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization on property and equipment                                761               1,129
         Amortization of intangible assets                                                       --                 228
         Noncash sales and marketing expense                                                     --                  98
         Noncash general & administrative expense                                                 4                  --
         Provision for doubtful accounts                                                        (67)                  2
         Loss/(Gain) on sale of assets                                                           48                 (10)
         Changes in operating assets and liabilities:
             Accounts receivable                                                                534                 126
             Prepaid and other current assets                                                   394                 584
             Assets held for Sale                                                                48                  --
             Deposits and other long-term assets                                                 --                 (67)
             Accounts payable and accrued liabilities                                           224              (1,121)
             Deferred revenue                                                                   (53)             (1,867)
             Liabilities to be assumed                                                         (220)                 --
             Other long-term liabilities                                                         --                  (4)
                                                                                    -----------------   ------------------
                   NET CASH USED IN OPERATING ACTIVITIES                                       (739)             (7,359)

     INVESTING ACTIVITIES:
         Purchase of marketable securities                                                  (35,765)            (15,919)
         Proceeds from maturity of marketable securities                                     43,629                 250
         Proceeds from sale of investments                                                       --                 200
         Proceeds from sale of equipment                                                         --                  22
         Purchases of property and equipment                                                     --                  (3)
                                                                                    -----------------   ------------------
                   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                        7,864             (15,450)

     FINANCING ACTIVITIES:
         Proceeds from the exercises of stock options                                           391                  10
         Proceeds from issuance of common stock related to employee stock purchase
           plan                                                                                  10                  78
                                                                                    -----------------   ------------------
                   NET CASH PROVIDED BY FINANCING ACTIVITIES                                    401                  88
                                                                                    -----------------   ------------------
     Effect of exchange rate change on cash                                                     (86)                (85)
     CHANGE IN CASH AND CASH EQUIVALENTS                                                      7,440             (22,806)
     CASH AND CASH EQUIVALENTS, beginning of period                                          42,225              55,628
                                                                                    -----------------   ------------------
     CASH AND CASH EQUIVALENTS, end of  period                                      $        49,665       $      32,822
                                                                                    =================   ==================
     SUPPLEMENTAL CASH FLOW DISCLOSURE:
         Cash paid for interest
                                                                                    $            56       $          56
                                                                                    =================   ==================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2003 are not necessarily indicative of the results to be obtained for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.


NOTE 2.  SIGNIFICANT EVENTS

As part of our previously announced strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash and cash equivalent assets to enhance stockholder value, on December 6, 2002 we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets.


NOTE 3.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the three months ended March 31, 2003 and 2002 does not include the effect of potentially dilutive common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. The potentially dilutive effects of excluded common stock equivalents are 48,000 and 168,000 for the three months ended March 31, 2003 and 2002 respectively.


NOTE 4.   STOCK-BASED COMPENSATION PLAN

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

Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for the three month periods ended March 31, 2002 and 2003 would have been as follows (in thousands, except per share amounts):

                                                                                          March 31,
                                                                                   2003               2002
                                                                                  -------------------------
Net loss, as reported......................................................       $(2,412)         $(6,457)
Add stock-based employee compensation expense included in reported
   net loss, net of tax....................................................             4               98
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax................        (1,255)            (478)
                                                                                 ---------         --------

Pro forma net loss.........................................................       $(3,663)          $(6,837)
                                                                                 =========          ========

Basic and diluted net loss per share:
As reported................................................................        $(0.15)           $(0.41)
Add stock-based employee compensation expense included in reported
   net loss, net of tax....................................................        $ 0.00            $ 0.00
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax                        $(0.08)           $(0.03)
                                                                                 ---------         ---------

   Pro forma basic and diluted net loss per share..........................        $(0.23)           $(0.44)
                                                                                 =========         =========


NOTE 5.  RESTRUCTURING AND RELATED COSTS

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

     The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2002 and 2003 and the balance of the accrual as of March 31, 2003:

                               Balance      Accruals                                      Balance                      Balance
                               December      During      Expenditures    Adjustments    December 31,    Expenditures   March 31,
                               31, 2001       2002       During 2002     During 2002       2002         During 2003      2003
                               --------       ----       -----------     -----------    -----------     -----------    ---------
  (in thousands)
  Employee separation costs     $ 680        $4,645       $(4,196)         $ (202)         $  927          $(439)        $488
  Facility closure costs        1,209         3,905        (4,977)             --             137             (9)         128
                                -----         -----        -------         -------       --------        ----------     ------

  Total restructuring and
  related costs                $1,889        $8,550       $(9,173)         $ (202)        $ 1,064          $(448)        $616
                                =====        ======       ========         =======       ========        ========       ======


The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2003 and 2002 were as follows:

                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                             2003             2002
                                                                       ---------------------------------
          (in thousands)
          Net loss                                                     $ (2,412)            $ (6,457)
          Increase in unrealized loss on marketable securities             (109)                (181)
          Foreign currency translation adjustments                          (86)                 (85)
                                                                       ---------            ---------
          Comprehensive loss                                           $ (2,607)            $ (6,723)
                                                                       =========            =========


NOTE 7. CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of March 31, 2003, two customers accounted for more than 10% each, totaling $178,000 or 87.6% of the gross accounts receivable balance on that date. The percentage by customer was 57.7% and 29.9%, respectively, at March 31, 2003. As of December 31, 2002, four customers accounted for more than 10% each, totaling $814,000 or 77.3% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 42.3%, 12.4%, 11.5% and 11.1%, respectively, at December 31, 2002.

During the quarter ended March 31, 2003, three customers accounted for more than 10% of total revenue, totaling $50,000 or 94.1% of total revenue. The percentage by customer was 47.7%, 24.5% and 21.9%, respectively, at March 31, 2003. During the quarter ended March 31, 2002, one customer accounted for more than 10% of total revenue, totaling $1.8 million or 45.3% of total revenue.


NOTE 8. CONTINGENCIES

The Company is a party to various pending judicial and administrative proceedings described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002, and Part II, Item 1 of this Quarterly Report on Form 10-Q. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.


NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this interpretation did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation, Transition and

Disclosure, an amendment of FASB Statement No. 123." SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures are required for quarterly financial reporting and are included in the notes to these condensed consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees requiring disclosure in the notes to these condensed consolidated financial statements. Accordingly the application of this interpretation did not have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not believe that SFAS 146 will have a material impact on its financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." SFAS 145 amends SFAS 13, "Accounting for Leases," eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's financial statements.


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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets to enhance stockholder value following the sale of substantially all of our revenue generating operations and assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and described below. The Company cannot guarantee its future performance.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements.

     - The Company has recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognized software license revenue when:
          (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

     - The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. The Company has recorded a provision for doubtful accounts of $2,000 during the three months ended March 31, 2002. The Company recorded a provision for doubtful accounts of $67,000 during the three months ended March 31, 2003.

     - The Company had significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. During 2002, the Company evaluated the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge to goodwill based on the amount by which the carrying amount of these assets exceeded fair value. As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment, as a result of such tests, the Company recorded an additional impairment charge to goodwill of $6.7 million and an impairment charge to intangible assets of $3.6 million during the three months ended June 30, 2002. The Company recorded no amortization expense related to intangible assets with definite lives during the three months ended March 31, 2003. As a result of adopting SFAS 142, the Company did not record amortization expense related to goodwill during 2002.

     - The Company is a party to various pending judicial and administrative proceedings described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and Part II, Item 1 of this Quarterly Report on Form 10-Q. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

Sources of Revenue

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's remaining operating assets, the Company's revenue consists solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. This revenue will continue to decrease during 2003 and will be fully recognized by year-end. Prior to a redeployment of the Company's assets, the Company's earnings will consist of interest, dividend and other investment income from short-term investments that is reported as interest income in the Company's statement of operations.

Revenue Recognition

The Company historically recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees was recognized in accordance with SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when:
(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

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

Under SOP No. 98-9, if evidence of fair value does not exist for all elements of a license agreement and post-contract customer support was the only undelivered element, then all revenue for the license arrangement was recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue was recognized using the residual method. Under the residual method, the fair value of the undelivered elements was deferred and the remaining portion of the arrangement fee was recognized as revenue. The Company uses the residual method since it does not have fair value of the license fees. Revenue from hosted software agreements is recognized ratably over the term of the hosting arrangements.

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

Restructuring and Related Costs

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE CURRENT THREE-MONTH PERIOD AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF ASSETS WILL PRIMARILY REFLECT GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2003 TO FIRST QUARTER 2002

Revenues

Total Revenues. Total revenues from operations for the quarter ended March 31, 2003 decreased 98.7% to $53,000 from $3.9 million during the same period in 2002. The decrease in total revenues resulted primarily from the sale of substantially all of the Company's operating assets, discussed above. During the quarter ended March 31, 2003, three customers accounted for more than 10% each of total revenue, totaling $50,000 or 94.1%. The percentage of total revenue for each of these three customers was 47.7%, 24.5%, and 21.9%, respectively, for the quarter ended March 31, 2003. During the quarter ended March 31, 2002, one customer accounted for more than 10% of total revenue, totaling $1.8 million or 45.3% of total revenue.

License Fees. As a result of the sale of substantially all of the Company's operating assets, discussed above, the Company did not recognize any license fee revenue during 2003. License fees were $1.5 million or 37.4% of total revenues, for the quarter ended March 31, 2002.

Services Fees. Services fees decreased 97.9% to $53,000, for the quarter ended March 31, 2003, from $2.5 million for the same period in 2002. This decrease is primarily attributable to the sale of substantially all of the Company's operating assets, discussed above.

Cost of Revenues

Total Cost of Revenues. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any costs of revenues during the quarter ended March 31, 2003. Costs of revenue expenses were $2.0 million, or 49.5% of total revenue, during the same period in 2002.

Cost of License Fees. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of license fees during 2003. Cost of license fees was $14,000 during the same period in 2002.

Cost of Services Fees. As a result of the sale of the Company's operating assets, the Company did not record any cost of services fees during the quarter ended March 31, 2003. Cost of service fees was $1.9 million, or 78.5% of total services fees revenues, during the same period in 2002.

Research and Development Expense

As a result of the sale of the Company's operating assets, the Company did not record any research and development expenses during the quarter ended March 31, 2003. Research and development expenses were $2.6 million, or 66.7% of total revenues, during the same period in 2002.

Sales and Marketing

As a result of the sale of the Company's operating assets, the Company did not record any sales and marketing expenses during the quarter ended March 31, 2003. Sales and marketing expenses were $3.6 million, or 92.5% of total revenues, during the same period in 2002.

General and Administrative

General and administrative expenses, including the provision for doubtful accounts, increased to $2.0 million during the quarter ended March 31, 2003 from $1.5 million of total revenues, during the same period in 2002. The increase in general and administrative expense for the three months ended March 31, 2003 was primarily attributable to increased professional fees, costs associated with closing the Company's facility in Suwanee, Georgia and transition costs of relocating the Company's headquarters to Greenwich, Connecticut.

Depreciation and Amortization

Depreciation and amortization decreased to $761,000 in the quarter ended March 31, 2003 from $1.4 million in the same period of 2002. The decrease is primarily attributable to the sale of substantially all of the Company's operating assets, the write-down of certain assets related to the Company's Maidenhead, England, Limerick, Ireland and Suwanee, Georgia facilities during 2002 and the write-off of intangible assets with definite lives during 2002.

Other Income

For the three months ended March 31, 2003, the Company recorded a loss on the disposal of property and equipment of $48,000. For the three months ended March 31, 2002, the Company recorded a gain on the sale of property and equipment of $10,000 and a gain on foreign currency transactions of $5,000.

Interest Income

Interest income decreased to $358,000 in the first quarter of 2003 from $733,000, in the same period of 2002. The decrease in interest income was due to lower levels of cash and cash equivalents available for investment and lower interest rates.

Interest Expense

Interest expense was $56,000 during the three months ended March 31, 2003 and 2002. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Peachtree Equity Partners L.P., assignee of Wachovia Capital Investments, Inc. The interest expense in 2003 and 2002 is related to this agreement. The debt was repaid on April 17, 2003.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three months ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

The Company's cash and cash equivalents increased to $49.7 million at March 31, 2003 from $42.2 million at December 31, 2002. Marketable securities decreased to $45.0 million at March 31, 2003 from $52.9 million at December 31, 2002. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used in operating activities. After giving effect to the repayment of the Company's indebtedness to Peachtree Equity Partners L.P., the Company's cash and cash equivalents was $89.7 million, or $5.70 per share gross cash on a fully diluted basis.


Cash used in operating activities was approximately $739,000 during the quarter ended March 31, 2003. This was primarily attributable to the Company's net loss partially offset by noncash items, a decrease in accounts receivable and prepaid and other current assets and an increase in accounts payable and accrued liabilities. Cash used in operating activities was approximately $7.4 million during the quarter ended March 31, 2002. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities and deferred revenue partially offset by noncash items and a decrease in prepaid and other current assets.

Cash provided by investing activities was approximately $7.8 million during the quarter ended March 31, 2003. The cash was provided primarily from the maturity of marketable securities partially offset by the purchase of marketable securities. Cash used for investing activities was approximately $15.5 million during the quarter ended March 31, 2002. The cash was used primarily for purchases of marketable securities partially offset by the sale of investments and the sale and maturity of marketable securities.

Cash provided by financing activities was approximately $401,000 during the quarter ended March 31, 2003, and approximately $88,000 during the quarter ended March 31, 2002. The cash provided by financing activities during the quarters ended March 31, 2003 and 2002 was primarily attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

The Company's accounts receivable potentially subject the Company to credit risk, as collateral is generally not required. As of March 31, 2003, two customers accounted for more than 10% each, totaling $178,000 or 87.6% of the gross accounts receivable balance on that date. The percentage by customer was 57.7% and 29.9%, respectively, at March 31, 2003. As of December 31, 2002, four customers accounted for more than 10% each, totaling $814,000 or 77.3% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from each of these four customers was 42.3%, 12.4%, 11.5% and 11.1%, respectively, at December 31, 2002.

During the quarter ended March 31, 2003, three customers accounted for more than 10% each of total revenue, totaling $50,000 or 94.1% of total revenue. The percentage of total revenue for each of these three customers was 47.7%, 24.5%, and 21.9%, respectively, for the quarter ended March 31, 2003. During the quarter ended March 31, 2002, one customer accounted for more than 10% of total revenue, totaling $1.8 million or 45.3% of total revenue.

At March 31, 2003, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes that expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

As part of our previously announced strategy, we are seeking to redeploy our assets, to reduce significantly our cash expenditure rate and targeting, to the extent practicable, our overhead expenses to the amount of our interest income until the completion of such redeployment.

The following summarizes the Company's contractual obligations and commercial commitments at March 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                        Total         2003           2004          2005         2006          2007      Thereafter
                        -----         ----           ----          ----         ----          ----      ----------
(in thousands)
Long-term debt           $  5,000      $ 5,000       $   --        $   --       $   --       $    --       $   --
Operating leases              393          189           96            96           12            --           --
                        ---------     --------       ------        ------       ------       -------       ------

Total                     $ 5,393     $  5,189       $   96        $   96       $   12         $  --        $  --
                        =========     ========       ======        ======       ======       =======       ======


The Company does not have commercial commitments under capital leases, lines of credit, standby lines of credit, guaranties, standby repurchase obligations or other such arrangements, other than the standby letter of credit described in "Related Party Transactions" below.

The Company does not engage in any transactions or have relationships or other arrangements with an unconsolidated entity. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not trade in energy, weather or other commodity based contracts.

Related Party Transactions

In 2003, we entered into an oral agreement with Kanders & Company pursuant to which we sublease approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). For the three-month period ended March 31, 2003, Clarus incurred $28,716 of rent expense owed to Kanders & Company. Under the terms of the agreement, we are required to pay approximately $325,000 in build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. Clarus incurred $23,060 of such costs during the three-month period ended March 31, 2003. In January 2003, the Company obtained a standby letter of credit in the amount of $118,345 to secure lease obligations for the Greenwich, Connecticut facility that is being constructed. Kanders & Company reimburses Clarus a pro rata portion of the $3,000 annual cost of the letter of credit. Kanders & Company is owned and controlled by the Company's Executive Chairman, Warren B. Kanders.

After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over the three-year term, which was accrued as of December 31, 2002. During the three-month period ended March 31, 2003, Mr. Jeffery received $93,750 related to these arrangements leaving a balance of $406,250 which is included in accrued liabilities as of March 31, 2003.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2002.

ITEM 4.  PROCEDURES AND CONTROLS

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to various pending judicial and administrative proceedings, which, except as set forth below, are described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

Peachtree Equity Partners, L.P. v. Clarus Corporation. On April 18, 2003, Peachtree Equity Partners L.P., as the assignee of a five-year promissory note made by the Company in the amount of $5 million, agreed to dismiss with prejudice, an action commenced by Peachtree Equity in the Georgia state court for prepayment of the promissory note, plus interest and attorneys fees. In connection with such dismissal, the Company made a payment to Peachtree Equity comprised of the $5 million outstanding principal amount of the promissory note.

ITEM 5. OTHER INFORMATION

On April 11, 2003 pursuant to the provisions of a restricted stock grant agreement, Warren B. Kanders, Executive Chairman of the Board of Directors, was awarded 500,000 restricted shares of our common stock (the "Restricted Shares"), with full voting, dividend, distribution and other rights, which vest and become nonforfeitable if Mr. Kanders is an employee and/or a director of the Company or a subsidiary or affiliate of the Company on the earlier of (i) the date the closing price of the Company's common stock, as listed or quoted on any national securities exchange or NASDAQ, shall have equaled or exceeded $15.00 per share for each of the trading days during a ninety (90) consecutive day period, or
(ii) the tenth (10th) anniversary of the date of grant; provided however that all of the Restricted Shares immediately vest and become nonforfeitable upon a "change in control" or in the event Mr. Kander's employment with the Company is terminated without "cause".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

     Number   Exhibit
     ------   -------

     4.1 Restricted Stock Agreement dated as of April 11, 2003 between the Company and Warren B. Kanders.

     99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              CLARUS CORPORATION


Date:  May 15, 2003

                                              /s/ Nigel P. Ekern,
                                              ------------------------------
                                              Nigel P. Ekern,
                                              Chief Administrative Officer



                                              /s/ Susan Luckfield,
                                              ------------------------------
                                              Susan Luckfield,
                                              Controller

                                  CERTIFICATION

       I, Nigel P. Ekern, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003

                                               /s/ Nigel P. Ekern
                                               -----------------------
                                               Nigel P. Ekern

                                  CERTIFICATION

       I, Susan Luckfield, certify that:

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       e) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    May 15, 2003

                                             /s/ Susan Luckfield
                                             -----------------------
                                             Susan Luckfield

                                  EXHIBIT INDEX


         Number     Exhibit
         ------     -------

         4.1 Restricted Stock Agreement dated as of April 11, 2003 between the Company and Warren B. Kanders.

         99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                                                     EXHIBIT 4.1


                               CLARUS CORPORATION
                           RESTRICTED STOCK AGREEMENT


              RESTRICTED STOCK AGREEMENT (the "Agreement") made as of this 11th day of April, 2003, by and between Clarus Corporation, a Delaware corporation, having its principal office at One Pickwick Plaza, Greenwich, Connecticut 06830 (the "Corporation"), and Warren B. Kanders, an individual residing at Two Soundview Drive, Greenwich, CT 06830 (the "Restricted Stockholder").

                              W I T N E S S E T H:

              WHEREAS, the Restricted Stockholder is a valued and trusted employee and director of the Corporation and the Corporation believes it to be in the best interests of the Corporation to secure the future services of the Restricted Stockholder by providing the Restricted Stockholder with an inducement to remain an employee and/or a director of the Corporation or any of its affiliates or subsidiaries (each a "Participating Corporation") and through the grant of restricted shares of common stock (the "Common Stock"), par value $.0001 per share, of the Corporation.

              NOW THEREFORE, in consideration of the mutual agreements herein contained, the parties hereto agree as follows:

              1. GRANT OF RESTRICTED SHARES. (a) Effective as of April 11, 2003 (the "Date of Grant"), the Corporation hereby grants to the Restricted Stockholder Five Hundred Thousand (500,000) shares of Common Stock (the "Restricted Shares"), subject to all of the terms and conditions of this Agreement. As more fully described below, the shares granted hereby are subject to forfeiture by the Restricted Stockholder if certain criteria are not satisfied.

                  (b) Simultaneously with the execution of this Agreement, Restricted Stockholder hereby delivers to the Corporation the purchase price for the Restricted Shares in an amount equal to $50 in cash (or $.0001 for each share granted) (the "Purchase Price").

              2. VESTING PERIOD.

                  (a) Vesting. All of the Restricted Shares shall vest and become nonforfeitable if the Restricted Stockholder is an employee and/or a director of the Corporation or a Participating Corporation on the earlier of (i) the date the closing price of the Corporation's Common Stock, as listed or quoted on any national securities exchange or NASDAQ, shall have exceeded $15.00 per share for each of the trading days during a ninety (90) consecutive day period and (ii) the tenth (10th) anniversary of the Date of Grant; provided, however that all of the Restricted Shares shall immediately vest and become nonforfeitable upon the occurrence of a Change in Control or in the event the Restricted Stockholder's employment with the Corporation is terminated without Cause.

                  (b) Restricted Shares that are vested pursuant to the provisions of this Section 2 hereof are "Vested Restricted Shares." Restricted Shares that are not vested pursuant to Section 2 hereof are "Unvested Restricted Shares."

                  (c) For purposes of this Agreement, the following terms shall have the following meanings:

                  "Affiliate" shall have the same meaning ascribed to such a term in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

                  "Cause" shall have the same meaning ascribed to such a term in the Employment Agreement (the "Employment Agreement") dated December 6, 2002 between the Restricted Stockholder and the Corporation.

                  "Change in Control" shall have the same meaning ascribed to such a term in the Employment Agreement.

                  "Subsidiary" or "Subsidiaries" of a person means a corporation, partnership, joint venture, limited liability company or other business entity of which a majority of the shares of securities or other interests having ordinary voting power for the election of directors or other governing body (other than securities or interests having such power only by reason of the happening of a contingency) are at the time beneficially owned, or the management of which is otherwise controlled, directly, or indirectly through one or more intermediaries, or both, by such person.

              3. NON-TRANSFERABILITY. Until the Restricted Shares shall be vested and until the satisfaction of any and all other conditions specified herein, the Restricted Shares may not be sold, transferred, assigned, pledged or otherwise encumbered or disposed of by the Restricted Stockholder, except upon the written consent of the Corporation.

              4. CERTIFICATES FOR SHARES; DIVIDENDS AND STOCKHOLDER RIGHTS.

                  (a) Stock certificates for Restricted Shares shall be issued in the Restricted Stockholder's name and shall be held by the Corporation until the Restricted Shares shall become vested. The Corporation shall serve as attorney-in-fact for the Restricted Stockholder during the period during which the Restricted Shares are unvested with full power and authority in the Restricted Stockholder's name to assign and convey to the Corporation any Restricted Shares held by the Corporation for the Restricted Stockholder if the Restricted Stockholder forfeits the shares under the terms of this Agreement. Stock certificates representing the Restricted Shares shall bear the following legend:

     The Shares represented by this Stock Certificate have been granted as restricted stock. Without the prior written consent of the Corporation, the Shares represented by this Stock Certificate may not be sold, exchanged, assigned, transferred, pledged, hypothecated or otherwise encumbered or disposed of unless the restrictions set forth in the Restricted Stock Agreement between the registered holder of these Shares and Clarus Corporation shall have lapsed.


                  Upon the vesting of the Restricted Shares, the Corporation shall so notify the Secretary of the Corporation and the Secretary shall obtain from the Corporation stock certificates representing all such shares that have vested, which stock certificates shall not bear any restrictive endorsement making reference to this Agreement, and shall promptly issue and deliver such stock certificates, if any, to the Restricted Stockholder.

                  (b) Upon the full execution of this Agreement and delivery of the Purchase Price pursuant to Section 1 above, the Restricted Stockholder shall thereupon be a stockholder and the Corporation shall issue stock certificates representing the Restricted Shares. Thereupon, subject to the provisions of
Section 2 hereof, the Restricted Stockholder shall have all the rights of a stockholder with respect to such Restricted Shares, including the right to vote and receive all dividends or other distributions made or paid with respect to such Restricted Shares; provided, however, that such Restricted Shares and any new, additional or different securities the Restricted Stockholder may become entitled to receive with respect to such Restricted Shares by virtue of a stock split, dividend or other change in the corporate or capital structure of the Corporation shall be subject to the vesting and forfeiture provisions, restrictions on transfer and other restrictions set forth in this Agreement.

              5. SHARE ADJUSTMENTS. In the event of any stock dividend, stock split, combination or exchange of shares, merger, consolidation, spin-off or other distribution (other than normal cash dividends) of the Corporation's assets to stockholders, or any other change affecting shares of the Corporation's capitalization, the Corporation's Board of Directors in its discretion may make such adjustments as it may deem appropriate to reflect such change and to fairly preserve the intended benefits of this Agreement.

              6. NO RIGHT TO CONTINUED EMPLOYMENT. Nothing in this Agreement shall confer upon the Restricted Stockholder any right with respect to continuance of employment by the Corporation or any Participating Corporation, nor shall it interfere in any way with the right of the Corporation or any Participating Corporation to terminate the Restricted Stockholder's employment at any time. This Agreement does not constitute an employment contract. This Agreement does not guarantee employment for the length of time of the vesting period or for any portion thereof.

              8. SECTION 83(b) ELECTION. If the Restricted Stockholder files an election with the Internal Revenue Service to include the fair market value of any Restricted Shares in gross income as of the Date of Grant, the Restricted Stockholder agrees to promptly furnish the Corporation with a copy of such election, together with the amount of any federal, state, local or other taxes required to be withheld to enable the Corporation to claim an income tax deduction with respect to such election.

              9. WITHHOLDING TAXES. The Restricted Stockholder acknowledges that the Corporation is not responsible for the tax consequences to the Restricted Stockholder of the granting or vesting of the Restricted Shares, and that it is the responsibility of the Restricted Stockholder to consult with the Restricted Stockholder's personal tax advisor regarding all matters with respect to the tax consequences of the granting and vesting of the Restricted Shares. The Corporation shall have the right to deduct from the Restricted Shares or any payment to be made with respect to the Restricted Shares any amount that federal, state, local or foreign tax law required to be withheld with respect to the Restricted Shares or any such payment. Alternatively, the Corporation may require that the Restricted Stockholder, prior to or simultaneously with the Corporation incurring any obligation to withhold any such amount, pay such amount to the Corporation in cash or in shares of the Corporation's Common Stock (including shares of Common Stock retained from the Restricted Shares creating the tax obligation), which shall be valued at the fair market value of such shares on the date of such payment. In any case where it is determined that taxes are required to be withheld in connection with the issuance, transfer or delivery of the shares, the Corporation may reduce the number of shares so issued, transferred or delivered by such number of shares as the Corporation may deem appropriate to comply with such withholding. The Corporation may also impose such conditions on the payment of any withholding obligations as may be required to satisfy applicable regulatory requirements under the Exchange Act.

              10. REPRESENTATIONS AND WARRANTIES.

                  10.1 Shares Unregistered. The Restricted Stockholder acknowledges and represents that the Restricted Stockholder has been advised by the Corporation that:

                  (a) the offer and sale of the Restricted Shares have not been registered under the Securities Act of 1933, as amended, and all rules and regulations promulgated thereunder, as the same may be amended from time to time (the "Securities Act");

                  (b) the Restricted Stockholder must continue to bear the economic risk of the investment in the Restricted Shares unless the offer and sale of such Restricted Shares are subsequently registered under the Securities Act and all applicable state securities laws or an exemption from such registration is available;

                  (c) restrictive legends, in the form set forth below, shall be placed on the stock certificates:

                  "The shares represented by this certificate have not been registered under the Securities Act of 1933, as amended, and the rules and regulations thereunder (the "Securities Act"), or under the securities laws of any state, and may not be pledged, hypothecated, sold or transferred unless registered and qualified under the Securities Act and, if applicable, state securities laws, or in the opinion of counsel reasonably satisfactory to the corporation such registration and qualification are not required."


                  (e) the Corporation may endorse such legend or legends upon the stock certificates for Restricted Shares and may issue such "stop transfer" instructions to its transfer agent in respect of such Restricted Shares as, in its discretion, it determines to be necessary or appropriate to: (i) prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act; and (ii) implement the provisions of the Agreement and any agreement between the Corporation and the Restricted Stockholder;

                  (f) any subsequent resale or distribution of the Restricted Shares by the Restricted Stockholder shall be made only pursuant to either (i) a registration statement on an appropriate form under the Securities Act, which registration statement has become effective and is current with regard to the Restricted Shares being sold, or (ii) a specific exemption, from the registration requirements of the Securities Act.

              10.2 Additional Investment Representations. The Restricted Stockholder represents and warrants that:

                  (a) Restricted Stockholder's financial situation is such that Restricted Stockholder can afford to bear the economic risk of holding the Restricted Shares for an indefinite period of time, has adequate means for providing for Restricted Stockholder's current needs and personal contingencies, and can afford to suffer a complete loss of Restricted Stockholder's investment in the Restricted Shares;

                  (b) Restricted Stockholder's knowledge and experience in financial and business matters is such that Restricted Stockholder is capable of evaluating the merits and risks of the investment in the Restricted Shares;

                  (c) Restricted Stockholder understands that the Restricted Shares involve a high degree of risk of loss of Restricted Stockholder's investment therein, there are substantial restrictions on the transferability of the Restricted Shares and there may not be a public market for the Restricted Shares and, accordingly, it may not be possible for Restricted Stockholder to liquidate its investment in case of emergency, if at all;

                  (d) Restricted Stockholder understands and has taken cognizance of all the risk factors related to the purchase of the Restricted Shares and, except as set forth in this Agreement, no representations or warranties have been made to Restricted Stockholder or its representatives concerning the Restricted Shares or the Corporation or their prospects or other matters; and

                  (e) Restricted Stockholder has been given the opportunity to ask questions of, and to receive answers from, the Corporation and its representatives concerning the Corporation and its subsidiaries, the Stockholders Agreement, and to obtain any additional information that Restricted Stockholder deems necessary.

              11. REPRESENTATIONS OF THE CORPORATION. The Corporation represents to the Restricted Stockholder that the following statements contained in this
Section 11 are correct and complete as of the date of this Agreement:

                  (a) Organization and Power. The Corporation is a corporation validly existing and in good standing under the laws of the State of Delaware, with full power and authority to enter into this Agreement and perform its obligations hereunder.

                  (b) Authorization. The execution, delivery and performance of this Agreement by the Corporation and the consummation of the transactions contemplated hereby by the Corporation have been duly and validly authorized by all requisite corporate action on the part of the Corporation, and no other proceedings on its part are necessary to authorize the execution, delivery or performance of this Agreement. This Agreement has been duly executed and delivered by the Corporation, and this Agreement constitutes a valid and binding obligation of the Corporation, enforceable in accordance with its terms and conditions.

                  (c) The Corporation will use its commercially reasonable efforts to file a registration statement on Form S-8 with the Securities and Exchange Commission covering the Restricted Shares on or before December 31, 2003.

              12. INTERPRETATION. Any dispute regarding the interpretation of this Agreement shall be submitted by Restricted Stockholder or the Corporation to the Corporation's Board of Directors for review. The resolution of such a dispute by the Corporation's Board of Directors shall be final and binding on the Corporation and Restricted Stockholder.

              13. ENTIRE AGREEMENT. This Agreement constitutes the entire agreement and understanding of the parties hereto with respect to the subject matter hereof and supersedes all prior understandings and agreements with respect to such subject matter.

              14. NOTICES. Any notice required to be given or delivered to the Corporation under the terms of this Agreement shall be in writing and addressed to the Corporate Secretary of the Corporation at its principal corporate offices. Any notice required to be given or delivered to Restricted Stockholder shall be in writing and addressed to Restricted Stockholder at the address indicated above or to such other address as such party may designate in writing from time to time to the Corporation. All notices shall be deemed to have been given or delivered upon: (i) personal delivery; (ii) three (3) days after deposit in the United States mail by certified or registered mail (return receipt requested); (iii) one (1) business day after deposit with any return receipt express courier (prepaid); or (iv) one (1) business day after transmission by facsimile.

              15. SUCCESSORS AND ASSIGNS. The Corporation may assign any of its rights under this Agreement. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the Corporation. Subject to the restrictions on transfer set forth herein, this Agreement shall be binding upon Restricted Stockholder and Restricted Stockholder's heirs, executors, administrators, legal representatives, successors and assigns.

              16. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, applicable to agreements made and to be performed entirely within such state, other than conflict of laws principles thereof directing the application of any law other than that of Delaware.

              17. ACCEPTANCE. Restricted Stockholder hereby acknowledges receipt of a copy of this Agreement. Restricted Stockholder has read and understands the terms and provisions thereof, and accepts this Restricted Shares subject to all the terms and conditions of this Agreement. Restricted Stockholder acknowledges that there maybe adverse tax consequences upon receipt of the Restricted Shares or disposition of the Restricted Shares and that the Corporation has advised Restricted Stockholder to consult a tax advisor prior to such receipt and disposition.

              18. MISCELLANEOUS

                  18.1 This Agreement cannot be amended, supplemented or changed, and no provision hereof can be waived, except by a written instrument making specific reference to this Agreement and signed by the party against whom enforcement of any such amendment, supplement, modification or waiver is sought. A waiver of any right derived hereunder by either the Restricted Stockholder or Corporation shall not be deemed a waiver of any other right derived hereunder.

                  18.2 This Agreement may be executed in any number of counterparts, but all counterparts will together constitute but one agreement.

         IN WITNESS WHEREOF, the Corporation has caused this Agreement to be executed by its duly authorized officer and the Restricted Stockholder has executed this Agreement as of the 11th day of April, 2003.

                             CLARUS CORPORATION


                             By: /s/ Nigel P. Ekern
                                 -----------------------------
                                 Name: Nigel P. Ekern
                                 Title: Chief Administrative Offficer


                             RESTRICTED STOCKHOLDER


                             /s/ Warren B. Kanders
                             -------------------------------------
                             Name:     Warren B. Kanders
                             Address:
                                       ---------------------------
                                       ---------------------------
                                       ---------------------------
                             Telecopier No.:
                                            ----------------------