Form 10-Q
period 2003-06-30
CLARUS CORP
filed 2003-08-18
CIK 913277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2003
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the transition period from _________ to _________

                         Commission File Number: 0-24277


                               Clarus Corporation
                               ------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    58-1972600
-------------------------------                   -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
        incorporation or                             Identification Number)
         organization)


                               One Pickwick Plaza
                          Greenwich, Connecticut 06830
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)


                                 (203) 302-2000
                   ------------------------------------------
                         (Registrant's telephone number,
                              including area code)


                             3970 Johns Creek Court,
                             Suwanee, Georgia 30024
                   ------------------------------------------
                                (former address)


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


                        Common Stock, ($.0001 Par Value)
                        --------------------------------
               16,474,737 shares outstanding as of August 5, 2003

                                      INDEX
                                      -----
                               CLARUS CORPORATION


PART I FINANCIAL INFORMATION

                                                                                                          Page
Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets (unaudited) -
               June 30, 2003 and December 31, 2002.....................................................     1

              Condensed Consolidated Statements of Operations (unaudited) -
               Three and six months ended June 30, 2003 and 2002.......................................     2

              Condensed Consolidated Statements of Cash Flows (unaudited) -
               Six months ended June 30, 2003 and 2002.................................................     3

              Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) -
               June 30, 2003...........................................................................     4

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations...............................................................     7

Item 3.       Quantitative and Qualitative Disclosures About Market Risk...............................    12

Item 4.       Procedures and Controls..................................................................    12

PART II OTHER INFORMATION

Item 1.       Legal Proceedings........................................................................    13

Item 4.       Submission of Matters to a Vote of Security Holders.......................................   13

Item 5.       Other Information.........................................................................   14

Item 6.       Exhibits and Reports on Form 8-K..........................................................   14

SIGNATURE...............................................................................................   14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        JUNE 30,             DECEMBER 31,
                                                                                          2003                   2002
                                                                                        --------             ------------
                                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                $52,041                $42,225
 Marketable securities                                                                     37,079                 52,885
 Accounts receivable, less allowance for doubtful accounts
       of $0 and $586 in 2003 and 2002, respectively                                           --                    467
 Prepaids and other current assets                                                          1,010                  1,262
 Assets held for sale                                                                          --                     48
                                                                                        ---------            -----------
Total current assets                                                                       90,130                 96,887

PROPERTY AND EQUIPMENT, NET                                                                     4                    809

OTHER ASSETS:
 Deposits and other long-term assets                                                           60                     68
                                                                                        ---------            -----------
  TOTAL ASSETS                                                                            $90,194                $97,764
                                                                                        =========            ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                                  $1,948                 $1,936
 Deferred revenue                                                                           1,169                  1,248
 Current portion of long-term debt                                                             --                  5,000
 Liabilities to be assumed                                                                     --                    220
                                                                                        ---------            -----------
Total current liabilities                                                                   3,117                  8,404

LONG-TERM LIABILITIES:                                                                         --                     --
 Other long-term liabilities                                                                   --                     --
                                                                                        ---------            -----------
Total liabilities                                                                           3,117                  8,404

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued                   --                     --
  Common stock, $.0001 par value; 100,000,000 shares authorized;
  16,546,038 and 15,762,707 shares issued and 16,471,038 and 15,687,707
  outstanding in 2003 and 2002, respectively                                                    2                      2
 Additional paid-in capital                                                               365,987                361,715
 Accumulated deficit                                                                     (275,888)              (272,436)
 Treasury stock, at cost                                                                       (2)                    (2)
 Accumulated other comprehensive income                                                        98                    146
 Deferred compensation                                                                     (3,120)                   (65)
                                                                                        ---------            -----------
Total stockholders' equity                                                                 87,077                 89,360
                                                                                        ---------            -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $90,194                $97,764
                                                                                        =========            ===========



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS                    SIX MONTHS
                                                              ENDED JUNE 30,                  ENDED JUNE 30,
                                                      --------------------------      ----------------------------
                                                               2003         2002               2003          2002
                                                               ----         ----               ----          ----
REVENUES:
 License fees                                              $     --    $   1,013           $     --     $   2,486
 Services fees                                                   25        1,531                 78         3,999
                                                      ---------------------------     ----------------------------
  Total revenues                                                 25        2,544                 78         6,485

COST OF REVENUES:
 License fees                                                    --            3                 --            17
 Services fees                                                   --        1,881                 --         3,819
                                                      ---------------------------     ----------------------------
  Total cost of revenues                                         --        1,884                 --         3,836

OPERATING EXPENSES:
 Research and development                                        --        2,553                 --         5,182
 Sales and marketing                                             --        3,032                 --         6,678
 General and administrative                                   1,522        3,595              3,831         5,102
 Intangible impairment loss                                      --       10,360                 --        10,360
 Depreciation and amortization                                   --        2,326                761         3,673
                                                      ---------------------------     ----------------------------
  Total operating expenses                                    1,522       21,866              4,592        30,995

OPERATING LOSS                                               (1,497)     (21,206)            (4,514)      (28,346)
OTHER INCOME/(EXPENSE)                                           75            6                380            12
INTEREST INCOME                                                 390          685                748         1,418
INTEREST EXPENSE                                                (10)         (56)               (66)         (112)
                                                      ---------------------------     ----------------------------
 NET LOSS                                                  $ (1,042)   $ (20,571)          $ (3,452)    $ (27,028)
                                                      ===========================     ============================

 Loss per common share:
  Basic                                                    $  (0.07)   $   (1.32)          $  (0.22)    $   (1.73)
  Diluted                                                  $  (0.07)   $   (1.32)          $  (0.22)    $   (1.73)

 Weighted average shares outstanding:
  Basic                                                      15,884       15,588             15,812        15,580
  Diluted                                                    15,884       15,588             15,812        15,580


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                SIX MONTHS
                                                                              ENDED JUNE 30,
                                                                        ------------------------
                                                                          2003            2002
                                                                        --------       ---------
OPERATING ACTIVITIES:
Net loss                                                                 $(3,452)       $(27,028)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization on property and equipment                     761           2,433
 Loss/(Gain) on sale of investments                                           --            (15)
 Impairment of intangible assets                                              --          10,360
 Noncash other                                                               (70)             --
 Amortization of intangible assets                                            --             455
 Noncash sales and marketing expense                                          --             450
 Noncash general and administrative expense                                   86              --
 Provision for doubtful accounts                                             (67)              3
 Loss/(Gain) on disposal of assets                                            37             785
 Changes in operating assets and liabilities:
  Accounts receivable                                                        534           1,564
  Prepaid and other current assets                                           252             876
  Assets held for Sale                                                        48              --
  Deposits and other long-term assets                                          8            (104)
  Accounts payable and accrued liabilities                                    12           1,649
  Deferred revenue                                                           (79)         (5,227)
  Liabilities to be assumed                                                 (220)             --
  Other long-term liabilities                                                 --              (7)
                                                                        --------       ---------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (2,150)        (13,806)

INVESTING ACTIVITIES:
 Purchases of marketable securities                                     (109,823)        (20,282)
 Proceeds from sale of marketable securities                             125,629           2,628
 Proceeds from maturity of marketable securities                              --          14,140
 Proceeds from sale of investments                                            --             200
 Proceeds from sale of equipment                                              11              27
 Purchases of property and equipment                                          (4)            (76)
                                                                        --------       ---------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    15,813          (3,363)

FINANCING ACTIVITIES:
 Proceeds from the exercises of stock options                              1,201             136
 Repayment of debt                                                        (5,000)             --
 Proceeds from issuance of common stock related to employee
 stock purchase plan                                                          --              78
                                                                        --------       ---------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (3,799)             214
                                                                        --------       ---------
Effect of exchange rate change on cash                                       (48)              3

CHANGE IN CASH AND CASH EQUIVALENTS                                        9,816         (16,952)

CASH AND CASH EQUIVALENTS, Beginning of Period                            42,225          55,628
                                                                        --------       ---------
CASH AND CASH EQUIVALENTS, End of  Period                                $52,041         $38,676
                                                                        ========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
                                                                        --------       ---------
 Cash paid for interest                                                       $0             $56
                                                                        ========       =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three and six months ended June 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2003 are not necessarily indicative of the results to be obtained for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

NOTE 2.  SIGNIFICANT EVENTS

As part of our previously announced strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash and cash equivalent assets to enhance stockholder value, on December 6, 2002, we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets.

On May 26, 2003, the Company assigned all of its right, title and interest in and to the eMarket application software, including the source code relating thereto ("eMarket") to Litemark, Inc., a Georgia corporation ("Litemark"). In connection with such assignment the Company received consideration consisting of 1,000,000 shares of the common stock of Litemark and a two-year royalty equal to a percentage of all gross revenues received by Litemark solely as a result of the licensing or selling of the object code and/or source code of eMarket to third parties. The Company did not record any gain/loss on this transaction as the eMarket application had no carrying value, and the Litemark shares were assigned a $0 fair value.

NOTE 3.  EARNINGS PER SHARE

Basic and diluted net loss per share were computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the three and six months ended June 30, 2003 and 2002 does not include the effect of potentially dilutive common stock equivalents, calculated using the treasury stock method, as their impact would be antidilutive. In addition, the diluted net loss per share excludes the effect of 500,000 shares of restricted common stock discussed in note 4, as their impact would be antidilutive.

NOTE 4. STOCK-BASED COMPENSATION

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

In April 2003, the Company granted 500,000 shares of restricted stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest in 10 years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $3,140,000 was recorded at the date of grant, of which $78,500 was amortized to compensation expense during the three months ended June 30, 2003.

Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and net loss per share in accordance with SFAS No. 123 for the three and six-month periods ended June 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

                                                                                    3 months ended              6 months ended
                                                                                       June 30,                     June 30,
                                                                                 2003            2002         2003          2002
                                                                              --------------------------   ------------------------
Net loss, as reported......................................................    $(1,042)      $(20,571)      $(3,542)      $(27,028)
Add stock-based employee compensation expense included in reported
   net loss, net of tax....................................................         81             18            84            196
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax................     (1,255)           (87)       (1,255)          (478)
                                                                               --------      ---------      --------      --------

Pro forma net loss.........................................................    $(2,216)      $(20,640)      $(4,713)      $(27,310)
                                                                               ========      =========      ========      =========

Basic and diluted net loss per share:
As reported................................................................     $ (.07)        $(1.32)       $(0.22)        $(1.73)
Add stock-based employee compensation expense included in reported
   net loss, net of tax....................................................     $ 0.01         $ 0.00        $ 0.01         $ 0.01
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax                     $ (.08)        $(0.01)       $(0.08)        $(0.03)
                                                                                -------        -------       -------        -------

   Pro forma basic and diluted net loss per share..........................     $ (.14)        $(1.33)       $(0.29)        $(1.75)
                                                                                =======        =======       =======        =======


NOTE 5.  RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. During the first quarter of 2002, the Company determined that amounts previously charged during 2001 of approximately $202,000 that related to employee separation and related charges were no longer required and this amount was credited to sales and marketing expense in the accompanying consolidated statement of operations during calendar 2002. Restructuring and related charges of $8.6 million were expensed during 2002. The charges for 2002 were comprised of $4.6 million for employee separation and related costs for 183 employees and $4.0 million for facility closures and consolidation costs.

The facility closures and consolidation costs for 2002 relate to the abandonment of the Company's leased facilities in Suwanee, Georgia; Limerick, Ireland; Maidenhead, England; and near Toronto, Canada. Total facilities closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company incurred a charge in the fourth quarter 2002 of $2.1 million for facility closure and consolidation costs as a result of the termination of its lease for the facility in Suwanee, Georgia.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2002 and 2003 and the balance of the accrual as of June 30, 2003:

                                                                                              SIX MONTHS ENDED JUNE 30, 2003
                                                                                       ---------------------------------------------
                                BALANCE      ACCRUALS                                      BALANCE                          BALANCE
                                DECEMBER      DURING     EXPENDITURES     ADJUSTMENTS    DECEMBER 31,     EXPENDITURES      JUNE 30,
                                31, 2001       2002      DURING 2002      DURING 2002        2002          DURING 2003        2003
                                --------    ---------    ------------     -----------    ------------     ------------      --------
(in thousands)
Employee separation
costs                              $680       $4,645        $(4,196)          $(202)            $927           $(614)         $313
Facility closure costs            1,209        3,905         (4,977)             --              137              (2)          135
                                --------    ---------    ------------     -----------    ------------     ------------      --------
Total restructuring and
related costs                    $1,889       $8,550        $(9,173)          $(202)          $1,064           $(616)         $448
                                ========    =========    ============     ===========    ============     =============     =======-

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                          THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                           2003                 2002                 2003               2002
                                                       --------------      ---------------       -------------      --------------
(in thousands)
Net loss                                                    $ (1,042)           $ (20,571)            $(3,452)           $(27,028)
Increase in unrealized gain on marketable securities              37                   18                  98                (164)
Foreign currency translation adjustments                           -                   87                   -                   3
                                                       --------------      ---------------       -------------      --------------
Comprehensive loss                                          $(1,005)            $(20,466)             (3,354)             (27,189)
                                                       ==============      ===============       =============      ==============

NOTE 7. CONTINGENCIES

The Company is a party to various pending judicial and administrative proceedings described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002, and Part II, Item 1 of this Quarterly Report on Form 10-Q. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

NOTE 8.  NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this interpretation did not have a material effect on the Company's consolidated financial statements.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees requiring disclosure in the notes to these condensed consolidated financial statements. Accordingly the application of this interpretation did not have a material effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS 143 "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company's consolidated financial statements.

NOTE 9.  RELATED PARTY TRANSACTIONS

In 2003, we entered into an oral agreement with Kanders & Company pursuant to which we subleased approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated. Clarus has been reimbursed by Kanders & Company in the aggregate amount of $102,000, which represents all out-of-pocket expenses incurred by Clarus in connection with the Greenwich property. Kanders & Company is owned and controlled by the Company's Executive Chairman, Warren B. Kanders.

During the three and six month periods ended June 30, 2003, the Company expensed $48,000 and $57,000, respectively, to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, for reimbursement of expenses relating to use of its aircraft for travel required by directors and officers of the Company. This travel related to Board meetings and the closing of the Atlanta facility. As of June 30, 2003, 30,000 of this expense remained outstanding and is included in accounts payable and accrued liabilities.

As of June 30, 2003, the Company had outstanding accounts receivables of $71,000 from Kanders & Company and Kanders Aviation. Both of these companies are owned and controlled by Warren B. Kanders, the Company's Executive Chairman. The expenses relate to travel as discussed above and general and administrative costs incurred by the Company on behalf of Kanders & Co.

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

- The Company had significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. During 2002, the Company evaluated the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge to goodwill based on the amount by which the carrying amount of these assets exceeded fair value. As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment, as a result of such tests, the Company recorded an additional impairment charge to goodwill of $6.7 million and an impairment charge to intangible assets of $3.6 million during the three months ended June 30, 2002. The Company recorded no amortization expense related to intangible assets with definite lives during the three and six months ended June 30, 2003. As a result of adopting SFAS 142, the Company did not record amortization expense related to goodwill during 2002.

- The Company is a party to various pending judicial and administrative proceedings described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and Part II, Item 1 of this Quarterly Report on Form 10-Q. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

Sources of Revenue

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's operating assets, the Company's revenue consists solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. This revenue will continue to decrease during 2003 and will be fully recognized by year-end. Prior to a redeployment of the Company's assets, the Company's earnings will consist of interest, dividend and other investment income from short-term investments that is reported as interest income in the Company's statement of operations.

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

Cost of Revenues and Operating Expenses

Cost of license fees included royalties and software duplication and distribution costs. The Company recognized these costs as the applications were shipped.

Cost of services fees included personnel related expenses and third-party consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs were recognized as they were incurred for time and material arrangements and were recognized using the percentage of completion method for fixed price arrangements.

Research and development expenses consisted primarily of personnel related expenses and third-party consulting fees. The Company accounted for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed." The Company charged research and development costs related to new products or enhancements to expense as incurred until technological feasibility was established, after which the remaining costs were capitalized until the product or enhancement was available for general release to customers. The Company defined technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers were not material.

Sales and marketing expenses consisted primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, customer meetings, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, board of director fees and the provision for doubtful accounts. During 2002, the Company allocated the total cost of its information technology function and costs related to the occupancy of its corporate headquarters, to each of the functional areas. Information technology expenses included personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services.

Restructuring and Related Costs

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements


OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE CURRENT THREE-MONTH AND SIX-MONTH PERIODS PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

RESULTS OF OPERATIONS

Revenues

Total Revenues. Total revenues for the three months ended June 30, 2003 decreased to $25,000 from $2.5 million during the same period in 2002. Total revenues for the six months ended June 30, 2003 decreased to $78,000 from $6.5 million during the same period in 2002. The decrease in total revenues in both periods resulted primarily from the sale of substantially all of the Company's operating assets, discussed above.

License Fees. As a result of the sale of substantially all of the Company's operating assets, discussed above, the Company did not recognize any license fee revenue during 2003. License fees were $1.0 million or 39.8% of total revenues for the three months ended June 30, 2002. License fees were $2.5 million or 38.3% of total revenues for the six months ended June 30, 2002.

Services Fees. Services fees decreased to $25,000 or 100% of total revenues for the three months ended June 30, 2003, from $1.5 million or 60.2% of total revenues for the same period in 2002. Services fees decreased to $78,000 or 100.0% of total revenues for the six months ended June 30, 2003, from $4.0 million or 61.7% of total revenues for the same period in 2002. This decrease is primarily attributable to the sale of substantially all of the Company's operating assets, discussed above.

Cost of Revenues

Total Cost of Revenues. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of revenues during 2003. Cost of revenues were $1.9 million and $3.8 million during the three and six months ended June 30, 2002.

Cost of License Fees. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of license fees during 2003. Cost of license fees was $3,000 during the three months ended June 30, 2002 and $17,000 for the six months ended June 30, 2002.

Cost of Services Fees. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of services fees during 2003. Cost of services fees were $1.9 million during the three months ended June 30, 2002 and $3.8 million during the six months ended June 30, 2002.

Research and Development Expense

As a result of the sale of substantially all of the Company's operating assets, the Company did not record any research and development expenses during 2003. Research and development expenses were approximately $2.6 million or 100.4% of total revenues during the three months ended June 30, 2002 and $5.2 million or 89.6% of total revenues during the six months ended June 30, 2002.

Sales and Marketing

As a result of the sale of substantially all of the Company's operating assets, the Company did not record any sales and marketing expenses during 2003. Sales and marketing expenses were $3.0 million during the second quarter in 2002 and $6.7 million during the six months ended June 30, 2002.

General and Administrative

General and administrative expenses decreased to $1.5 million during the quarter ended June 30, 2003 from $3.6 million during the same period in 2002. General and administrative expenses decreased to $3.8 million during the six months ended June 30, 2003 from $5.1 million during the same period in 2002. The decrease in general and administrative expenses for the three and six months ended June 30, 2003 was primarily attributable to the reduction in expenses due to the company's change in strategic direction as discussed earlier.

Depreciation and Amortization

Depreciation and amortization decreased to $0 in the quarter ended June 30, 2003 from $2.3 million in the same period of 2002. Depreciation and amortization decreased to $761,000 in the six months ended June 30, 2003 from $3.7 million in the same period of 2002. The decrease is primarily attributable to the sale of substantially all of the Company's operating assets, the write-down of certain assets related to the Company's Maidenhead, England, Limerick, Ireland and Suwanee, Georgia facilities during 2002 and the write-off of intangible assets with definite lives during 2002.

Other Income

For the three months ended June 30, 2003, the Company recorded a gain of $75,000 from the extinguishment of debt and disposal of assets. For the three months ended June 30, 2002, the Company recorded other income of $6,000. For the six months ended June 30, 2003, the Company recorded a loss on disposal of assets and a gain from the early extinguishments of debt of $380,000. For the six months ended June 30, 2002, the Company recorded other income of $12,000 which was comprised of losses on foreign currency and realized gains and losses on marketable securities.

Interest Income

Interest income decreased to $390,000 in the three months ended June 30, 2003 from $685,000 in the same period of 2002. Interest income decreased to $748,000 for the six months ended June 30, 2003 from $1.4 million for the same period of 2002. The decrease in interest income was due to lower levels of cash and cash equivalents available for investment and a lower rate of return on investments.

Interest Expense

Interest expense was $10,000 and $56,000 for the three months ended June 30, 2003 and 2002, respectively. Interest expense for the six months ended June 30, 2003 was $66,000 compared to $112,000 during the same period of 2002. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Peachtree Equity Partners L.P., assignee of Wachovia Capital Investments, Inc. The interest expense in 2003 and 2002 is related to this agreement. The debt was repaid on April 17, 2003.

Income Taxes

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three months and six months ended June 30, 2003 and 2002, respectively.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $52.0 million at June 30, 2003 from $42.2 million at December 31, 2002. Marketable securities decreased to $37.1 million at June 30, 2003 from $52.9 million at December 31, 2002. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used in operating activities and repayment of indebtedness.

Cash used in operating activities was approximately $2.1 million during the six months ended June 30, 2003. This was primarily attributable to the Company's net loss partially offset by a decrease in accounts receivable and prepaid and other current assets and an increase in accounts payable and accrued liabilities. Cash used in operating activities was approximately $13.8 million during the six months ended June 30, 2002. The cash used was primarily attributable to the Company's net loss and to a decrease in deferred revenue partially offset by noncash items, an increase in accounts payable and a decrease in accounts receivable and prepaid and other assets.

Cash provided by investing activities was approximately $15.8 million during the six months ended June 30, 2003. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities. Cash used for investing activities was approximately $3.4 million during the six months ended June 30, 2002. The cash was used primarily for purchases of marketable securities partially offset by the sale and maturity of marketable securities.

Cash used by financing activities was approximately $3.7 million during the six months ended June 30, 2003, compared to cash provided by financing activities of $214,000 during the six months ended June 30, 2002. The cash used by financing activities during the six months ended June 30, 2003 was primarily attributable to the early repayment of debt to Peachtree Equity Partners, L.P. as mentioned earlier. For the six month period ending June 30, 2002, cash provided by financing was attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

At June 30, 2003, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes that expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

As part of our previously announced strategy, we are seeking to redeploy our assets, to reduce significantly our cash expenditure rate and targeting, to the extent practicable, our overhead expenses to the amount of our interest income until the completion of such redeployment.

The following summarizes the Company's contractual obligations and commercial commitments at June 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                        TOTAL       2003        2004         2005       2006      2007    THEREAFTER
                       -------     ------      ------       ------     ------    ------  ------------
(in thousands)
Operating leases          393         189         96           96         12         --           --
                       -------     ------      ------       ------     ------    ------  ------------
Total                    $393        $189        $96          $96        $12        $--          $--
                       =======     ======      ======       ======     ======    ======  ============

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

Related Party Transactions

In 2003, we entered into an oral agreement with Kanders & Company pursuant to which we subleased approximately 1,989 square feet in Greenwich, Connecticut for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated. Clarus has been reimbursed by Kanders & Company in the aggregate amount of $102,000, which represents all out-of-pocket expenses incurred by Clarus in connection with the Greenwich property. Kanders & Company is owned and controlled by the Company's Executive Chairman, Warren B. Kanders.

During the three and six month periods ended June 30, 2003, the Company expensed $48,000 and $57,000, respectively, to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, for reimbursement of expenses relating to use of its aircraft for travel required by directors and officers of the Company. This travel related to Board meetings and the closing of the Atlanta facility. As of June 30, 2003, 30,000 of this expense remained outstanding and is included in accounts payable and accrued liabilities.


As of June 30, 2003, the Company had outstanding accounts receivables of $71,000 from Kanders & Company and Kanders Aviation. Both of these companies are owned and controlled by Warren B. Kanders, the Company's Executive Chairman. The expenses relate to travel as discussed above and general and administrative costs incurred by the Company on behalf of Kanders & Co.

After the closing of the sale of the e-commerce software business, Steven Jeffery resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over a term of two years. Both of these obligations were accrued as of December 31, 2002. During the six-month period ended June 30, 2003, Mr. Jeffery received $187,500 related to these arrangements leaving a balance of $312,500 which is included in accrued liabilities and accounts payable as of June 30, 2003.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2002.

ITEM 4.    PROCEDURES AND CONTROLS

The Company's management carried out an evaluation, with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Administrative Officer and Controller concluded that, except as set forth below, as of the end of the period covered by this Form 10-Q that the Company's disclosure controls and procedures are effective.

Except as set forth below, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

The Company notes, however, that staff reductions arising out of the discontinuance of its operations and its effort to reduce administrative expenses pending redeployment of its assets, has resulted in management recognition of a deficiency in our financial reporting process and the need to retain additional financial reporting assistance to the extent necessary. The Company plans to retain such assistance accordingly. We believe that this matter has not had a material impact on our financial statements.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is a party to various pending judicial and administrative proceedings, which, except as set forth below, are described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

Peachtree Equity Partners, L.P. v. Clarus Corporation:

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

During 2002, ten former employees of the Company commenced an action in the United States District Court for the Northern District of Georgia-Atlanta Division seeking back pay, employee benefits, interest and attorneys' fees. On July 31, 2003, the case was dismissed without prejudice to the right of any party to reopen the matter on or before August 15, 2004.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 24, 2003. Of the 16,463,024 shares of common stock entitled to vote at the meeting, 14,657,320 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 89% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:

                                                                                                                   Abstained/
                                                                                     Voted                           Broker
                                                                                      FOR           Withheld        Non-Votes
                                                                                ---------------- --------------- ----------------
Election of Directors:
                        Tench Coxe                                                13,576,259       1,081,061            -
                        Burtt R. Ehrlich                                          13,684,924        972,396             -
                        Donald L. House                                           12,795,787       1,861,533            -
                        Stephen P. Jeffrey                                        13,033,075       1,624,245            -
                        Warren B. Kanders                                         12,536,156       2,121,164            -
                        Nicholas Sokolow                                          13,519,838       1,137,482            -

                                                                                     Voted           Voted
                                                                                      FOR            AGAINST        Abstained
                                                                                ---------------- --------------- ----------------
Approval of the proposal to amend our Amended and Restated Certificate of
Incorporation to restrict certain transfers of its securities in order to
help assure the preservation of our tax net operating loss carryforwards:         10,261,523       1,235,829         11,795

Ratification of the  appointment of KPMG LLP as our  independent  auditors for
the year ending December 31, 2003:                                                12,504,744        677,341           8,781

ITEM 5. OTHER INFORMATION

At our annual meeting of stockholders held on July 24, 2003, our stockholders approved an amendment (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our tax net operating loss carryforwards. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of Clarus' capital stock that is treated as owned by a 5% stockholder. A copy of the Amendment filed with the Secretary of State of Delaware on July 30, 2003, accompanies our Current Report on Form 8-K dated July 31, 2003, as Exhibit 3.1.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Number   Exhibit
-----    -------
31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed a Current Report on Form 8-K on May 15, 2003, with respect to Items 7 and 9, relating to a press release dated May 15, 2003, announcing the Company's earnings for the three-month period ended March 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              CLARUS CORPORATION

Date     August 18, 2003

                                              /s/ Nigel P. Ekern,
                                              -------------------
                                              Nigel P. Ekern,
                                              Chief Administrative Officer


                                              /s/ Susan Luckfield,
                                              --------------------
                                              Susan Luckfield,
                                              Controller

                                  EXHIBIT INDEX

Number   Exhibit
------   -------

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.