Form 10-Q
period 2003-09-30
CLARUS CORP
filed 2003-11-12
CIK 913277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2003
                                       or
 [ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
              For the transition period from _________ to _________

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


                               One Pickwick Plaza
                          Greenwich, Connecticut 06830
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (203) 302-2000
                                 --------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        COMMON STOCK, ($.0001 PAR VALUE)
                        --------------------------------

16,502,058 shares outstanding as of November 10, 2003

                                      INDEX
                               CLARUS CORPORATION

PART I FINANCIAL INFORMATION
                                                                                                 Page
Item 1.       Financial Statements
              Consolidated Balance Sheets (unaudited) -
               September 30, 2003 and December 31, 2002.......................................      1

              Consolidated Statements of Operations (unaudited) -
               Three and nine months ended September 30, 2003 and 2002........................      2

              Consolidated Statements of Cash Flows (unaudited) -
               Nine months ended September 30, 2003 and 2002..................................      3

              Notes to Unaudited Consolidated Financial Statements (unaudited) -
               September 30, 2003.............................................................      4

Item 2.       Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................................      9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk......................     15

Item 4.       Procedures and Controls.........................................................     15

PART II OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................     16

Item 4.       Submission of Matters to a Vote of Security Holders..............................    16

Item 6.       Exhibits and Reports on Form 8-K.................................................    17

SIGNATURE......................................................................................    17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       SEPTEMBER 30,          DECEMBER 31,
                                                                                          2003                   2002
                                                                                        --------             ------------
                                          ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                $10,894                $42,225
 Marketable securities                                                                     77,702                 52,885
 Accounts receivable, less allowance for doubtful accounts
       of $0 and $586 in 2003 and 2002, respectively                                           --                    467
 Prepaids and other current assets                                                            980                  1,262
 Assets held for sale                                                                          --                     48
                                                                                        ---------            -----------
Total current assets                                                                       89,576                 96,887

PROPERTY AND EQUIPMENT, NET                                                                     4                    809

OTHER ASSETS:
 Deposits and other long-term assets                                                           37                     68
                                                                                        ---------            -----------
  TOTAL ASSETS                                                                            $89,617                $97,764
                                                                                        =========            ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities                                                  $1,875                 $1,936
 Deferred revenue                                                                           1,132                  1,248
 Current portion of long-term debt                                                             --                  5,000
 Liabilities to be assumed                                                                     --                    220
                                                                                        ---------            -----------
Total current liabilities                                                                   3,007                  8,404

LONG-TERM LIABILITIES:                                                                         --                     --
 Other long-term liabilities                                                                   --                     --
                                                                                        ---------            -----------
Total liabilities                                                                           3,007                  8,404

STOCKHOLDERS' EQUITY:
 Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued                   --                     --
 Common stock, $.0001 par value; 100,000,000 shares authorized;
  16,564,358 and 15,762,707 shares issued and 16,489,358 and 15,687,707
  outstanding in 2003 and 2002, respectively                                                    2                      2
 Additional paid-in capital                                                               366,393                361,715
 Accumulated deficit                                                                     (276,562)              (272,436)
 Treasury stock, at cost                                                                       (2)                    (2)
 Accumulated other comprehensive income                                                        98                    146
 Deferred compensation                                                                     (3,319)                   (65)
                                                                                        ---------            -----------
Total stockholders' equity                                                                 86,610                 89,360
                                                                                        ---------            -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $89,617                $97,764
                                                                                        =========            ===========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               THREE MONTHS                    NINE MONTHS
                                                            ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                      --------------------------      ----------------------------
                                                               2003         2002               2003          2002
                                                               ----         ----               ----          ----
REVENUES:
 License fees                                              $     --    $     162           $     --     $   2,649
 Services fees                                                   25        1,354                104         5,352
                                                      ---------------------------     ----------------------------
  Total revenues                                                 25        1,516                104         8,001

COST OF REVENUES:
 License fees                                                    --            5                 --            21
 Services fees                                                   --          990                 --         4,809
                                                      ---------------------------     ----------------------------
  Total cost of revenues                                         --          995                 --         4,830

OPERATING EXPENSES:
 Research and development                                        --        1,255                 --         6,437
 Sales and marketing                                             --        1,020                 --         7,699
 General and administrative                                     848        2,090              4,363         7,973
 Intangible impairment loss                                      --           --                 --        10,360
 Provision for doubtful accounts                                (48)        (300)                18          (297)
 Depreciation and amortization                                   --          971                762         3,859
                                                      ---------------------------     ----------------------------
  Total operating expenses                                      800        5,036              5,143        36,031

OPERATING LOSS                                                 (775)      (4,515)            (5,039)      (32,860)
OTHER INCOME/(EXPENSE)                                         (125)          14                  3            26
INTEREST INCOME                                                 228          568                976         1,986
INTEREST EXPENSE                                                 --          (56)               (66)         (169)
                                                      ---------------------------     ----------------------------
 NET LOSS                                                  $   (672)   $  (3,989)          $ (4,126)    $ (31,017)
                                                      ===========================     ============================

 Loss per common share:
  Basic                                                    $  (0.04)   $   (0.26)          $  (0.26)    $   (1.99)
  Diluted                                                  $  (0.04)   $   (0.26)          $  (0.26)    $   (1.99)

 Weighted average shares outstanding:
  Basic                                                      15,975       15,630             15,867        15,597
  Diluted                                                    15,975       15,630             15,867        15,597


     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               NINE MONTHS
                                                                            ENDED SEPTEMBER 30,
                                                                        ------------------------
                                                                          2003            2002
                                                                        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                 $(4,126)       $(31,017)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization on property and equipment                     762           3,404
 Loss/(Gain) on sale of marketable securities                                125             (15)
 Impairment of intangible assets                                              --          10,360
 Amortization of intangible assets                                            --             455
 Noncash sales and marketing expense                                          --             450
 Noncash general and administrative expense                                  182              --
 Provision for doubtful accounts                                              18            (297)
 Loss/(Gain) on disposal of property & equipment                              36             918
 Changes in operating assets and liabilities:
  Accounts receivable                                                        449           1,900
  Prepaid and other current assets                                           282             984
  Assets held for sale                                                        48              --
  Deposits and other long-term assets                                         31             443
  Accounts payable and accrued liabilities                                   (61)         (1,306)
  Deferred revenue                                                          (116)         (4,923)
  Liabilities to be assumed                                                 (220)             --
  Other long-term liabilities                                                 --              (9)
                                                                        --------       ---------
   NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES                    (2,590)        (18,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of marketable securities                                     (100,915)        (97,690)
 Proceeds from sale of marketable securities                              14,025           4,228
 Proceeds from maturity of marketable securities                          61,899          73,717
 Proceeds from sale of investments                                            --             200
 Proceeds from sale of property & equipment                                   11              83
 Purchases of property and equipment                                          (4)           (182)
                                                                        --------       ---------
   NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES                   (24,984)        (19,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from the exercises of stock options                              1,243             268
 Repayment of debt                                                        (5,000)             --
 Proceeds from issuance of common stock related to employee
 stock purchase plan                                                          --             119
                                                                        --------       ---------
   NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES                    (3,757)            387
                                                                        --------       ---------
Effect of exchange rate change on cash                                        --              27

DECREASE IN CASH AND CASH EQUIVALENTS                                    (31,331)        (37,883)

CASH AND CASH EQUIVALENTS, Beginning of Period                            42,225          55,628
                                                                        --------       ---------
CASH AND CASH EQUIVALENTS, End of Period                                 $10,894         $17,745
                                                                        ========       =========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
                                                                        --------       ---------
 Cash paid for interest                                                   $ --            $113

 Significant Non-Cash Transaction:  Grant of restricted stock to
 Warren B. Kanders on April 12, 2003                                      $2,680          $ --
                                                                        ========       =========

     SEE ACCOMPANYING NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three and nine months ended September 30, 2003 and 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited consolidated financial statements have been included. The results of the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be obtained for the year ending December 31, 2003. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission.

NOTE 2. SIGNIFICANT EVENTS

As part of our previously announced strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash and cash equivalent assets to enhance stockholder value, on December 6, 2002, we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. During January 2003, we sold the assets relating to our Cashbook product representing the remainder of our operating assets.

NOTE 3. EARNINGS PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended September 30, 2003 and 2002, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options and warrants to acquire 983,334 and 1,288,974 shares of common stock during the periods ended September 30, 2003 and 2002, respectively, were outstanding, but not included in the calculation of weighted average shares outstanding because the option and warrant exercise prices were higher than the average market price of the Company's common stock during those periods. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options and warrants to purchase approximately 149,097 and 764,454 shares of the Company's common stock during the periods ended September 30, 2003 and 2002, respectively, as the Company incurred losses and their inclusion would have been anti-dilutive.

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

SFAS No. 123, "Accounting for Stock-Based Compensation", permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income (loss) and pro forma net income (loss) per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures required by SFAS No. 123.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2,680,000 was recorded at the date of grant representing the fair value of the shares and adjusted as of September 30, 2003 to $3,435,000 to account for the increase in fair market value from grant date through September 30, 2003. During the three months ended September 30, 2003, $93,250 was amortized to compensation expense and $171,500 was amortized to compensation expense during the nine months ended September 30, 2003 to reflect vesting through those periods.

Had compensation cost been determined consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and pro forma net loss per share in accordance with SFAS No. 123 for the three- and nine-month periods ended September 30, 2003 and 2002 would have been as follows (in thousands, except per share amounts):

                                                                                  Three months ended           Nine months ended
                                                                                     September 30,               September 30,
                                                                                 2003            2002         2003          2002
                                                                              --------------------------   ------------------------
Net loss, as reported......................................................    $  (672)       $(3,989)      $(4,126)      $(31,017)
Add stock-based employee compensation expense included in reported
   net loss, net of tax....................................................         96             18           182            196
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax................       (946)           (87)       (4,072)          (478)
                                                                               --------      ---------      --------      --------

Pro forma net loss.........................................................    $(1,522)       $(4,058)      $(8,016)      $(31,299)
                                                                               ========      =========      ========      =========

Basic and diluted net loss per share:
As reported................................................................     $ (.04)        $ (.26)       $ (.26)        $(1.99)
Add stock-based employee compensation expense included in reported
   net loss, net of tax....................................................     $  .01         $   --        $  .01         $  .01
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax                     $ (.06)        $ (.01)       $ (.26)        $ (.03)
                                                                                -------        -------       -------        -------

   Pro forma basic and diluted net loss per share..........................     $ (.09)        $ (.27)       $ (.51)        $(2.01)
                                                                                =======        =======       =======        =======

For computing the fair value of stock-based employee awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    2003           2002
                                    ----           ----

Dividend yield.................      N/A             0%
Expected volatility............      N/A            76%
Risk-free interest rate........      N/A         2.63%-4.43%
Expected life..................      N/A         Four years


As there were no grants issued during the three-month or nine-month periods ended September 30, 2003 the assumptions are not applicable.

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

The facility closures and consolidation costs for 2002 relate to the abandonment of the Company's leased facilities in Suwanee, Georgia; Limerick, Ireland; Maidenhead, England; and Toronto, Canada. Total facilities closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned spaces, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company incurred an additional charge in the fourth quarter 2002 of $2.1 million for facility closure and consolidation costs as a result of the termination of its lease for the facility in Suwanee, Georgia.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2002 and 2003 and the balance of the accrual as of September 30, 2003:

                                                                                        NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                                 ---------------------------------------------
                          BALANCE      ACCRUALS                                      BALANCE                          BALANCE
                          DECEMBER      DURING     EXPENDITURES     ADJUSTMENTS    DECEMBER 31,     EXPENDITURES    SEPTEMBER 30,
                          31, 2001       2002      DURING 2002      DURING 2002        2002          DURING 2003        2003
                          --------    ---------    ------------     -----------    ------------     ------------      --------
(in thousands)
Employee separation
 costs                       $680       $4,645        $(4,196)          $(202)            $927           $(708)         $219
Facility closure costs      1,209        3,905         (4,977)             --              137             (12)          125
                          --------    ---------    ------------     -----------    ------------     ------------      --------
Total restructuring and
 related costs             $1,889       $8,550        $(9,173)          $(202)          $1,064           $(720)         $344
                          ========    =========    ============     ===========    ============     =============     =======-

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)". "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                          THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                           2003                 2002                 2003               2002
                                                       --------------      ---------------       -------------      --------------
(in thousands)
Net loss                                                    $   (672)           $  (3,989)           $ (4,126)          $(31,017)
Increase/(decrease) in unrealized gain
 on marketable securities                                          3                  (28)                 30                (192)
Foreign currency translation adjustments                          --                   24                 (78)                 27
                                                       --------------      ---------------       -------------      --------------
Comprehensive loss                                          $   (669)           $  (3,993)            $(4,174)           $(31,182)
                                                       ==============      ===============       =============      ==============

NOTE 7.  CONTINGENCIES

The Company is a party to the following pending judicial and administrative proceeding. Following its public announcement on October 25, 2000, of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia. The fourteen class action lawsuits were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. A consolidated amended complaint was then filed on May 14, 2001 on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000.

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

After reviewing the proceeding that is currently pending (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage) the Company believes the outcome of this proceeding will not have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceeding that is currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition. The Company has not reflected any amounts in the financial statements related to this matter.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The application of this interpretation did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure", an amendment of SFAS No. 123. SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures are required for quarterly financial reporting and are included in the notes to these consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not currently have any guarantees requiring disclosure. Accordingly the application of this interpretation did not have a material effect on the Company's consolidated financial statements.

In September 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material impact on the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply only to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Clarus Corporation does not expect the adoption of EITF Issue No. 00-21 to have any impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires that certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, be classified as liabilities rather than as equity or temporary equity. SFAS No. 150 becomes effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003 except for private companies in which the effective date is January 1, 2004. SFAS No. 150 will not affect Clarus Corporation's consolidated financial statements.

NOTE 9. RELATED PARTY TRANSACTIONS

In 2003, the Company entered into an oral agreement with Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the

Greenwich property was voluntarily terminated. Included in prepaids and other current assets is $102,000 which represents all out-of-pocket expenses incurred by the Company in connection with the Greenwich property.

In September 2003, the Company and Kanders & Company, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate lease payments on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increase every three years. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

During the three- and nine-month periods ended September 30, 2003, the Company expensed $30,000 and $88,000, respectively, for accruals and payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, for reimbursement of expenses relating to aircraft travel by directors and officers of the Company. This travel related to Board meetings, the closing of the Atlanta facility and meetings for potential redeployment transactions. As of September 30, 2003, $60,000 of this expense remained outstanding and is included in accounts payable and accrued liabilities in the accompanying balance sheet.

As of September 30, 2003, the Company had outstanding receivables of $199,000 from Kanders & Company and Kanders Aviation LLC, less accounts payable of $60,000 for a net receivable of $139,000. Both of these companies are owned and controlled by Warren B. Kanders, the Company's Executive Chairman. The expenses relate to out-of-pocket expenses incurred by the Company related to the Greenwich property, travel as discussed above and general and administrative costs paid by the Company on behalf of Kanders & Company. The amount outstanding due from these related parties of $199,000 at September 30, 2003 is included in prepaids and other assets in the accompanying balance sheet.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations are based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements.

- The Company has recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition", and SOP No. 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

- The Company maintained allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments.

- The Company had significant long-lived assets, primarily intangibles, as a result of acquisitions completed during 2000. During 2002, the Company evaluated the carrying value of its long-lived assets, including intangibles, according to Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to 2002, the Company periodically evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of these intangible assets exceeded management's revised estimates of future undiscounted cash flows. This assessment resulted in a $36.8 million impairment charge to goodwill based on the amount by which the carrying amount of these assets exceeded fair value. As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company recorded an additional impairment charge to goodwill of $6.7 million and an impairment charge to intangible assets of $3.6 million during the three months ended September 30, 2002. The Company recorded no amortization expense related to intangible assets with definite lives during the three and nine months ended September 30, 2003. As a result of adopting SFAS No. 142, the Company did not record amortization expense related to goodwill during 2002.

- The Company is a party to a pending judicial and administrative proceeding described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002, Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and this Quarterly Report on Form 10-Q. After reviewing the proceeding that is currently pending (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage), the Company believes the outcome of this proceeding will not have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceeding that is currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

SOURCES OF REVENUE

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's operating assets, the Company's revenue has consisted solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. This revenue will continue to decrease during 2003 and will be fully recognized by September 30, 2004. Prior to a redeployment of the Company's assets, the Company's principal income, net of general and administrative expenses, will consist of interest, dividend and other investment income from short-term investments that is reported as interest income in the Company's statement of operations.

REVENUE RECOGNITION

Prior to the December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees was recognized in accordance with SOP No. 97-2, "Software Revenue Recognition", and SOP No. 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

COST OF REVENUES AND OPERATING EXPENSES

Cost of license fees historically included royalties and software duplication and distribution costs. The Company recognized these costs as the products were shipped.

Cost of services fees historically included personnel related expenses and third-party consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs were recognized as they were incurred for time and material arrangements and were recognized using the percentage of completion method for fixed price arrangements.

Research and development expenses historically consisted primarily of personnel related expenses and third-party consulting fees. The Company accounted for software development costs under SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company charged research and development costs related to new products or enhancements to expense as incurred until technological feasibility was established, after which the remaining costs were capitalized until the product or enhancement was available for general release to customers. The Company defined technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers were not material.

Sales and marketing expenses historically consisted primarily of personnel related expenses, including sales commissions and bonuses, expenses related to travel, customer meetings, trade show participation, public relations, promotional activities, regional sales offices, and advertising.

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

The facility closures and consolidation costs for 2002 relate to the abandonment of the Company's leased facilities in Suwanee, Georgia; Limerick, Ireland; Maidenhead, England; and Toronto, Canada. Total facilities closure and consolidation costs include remaining lease liabilities, construction costs and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company. The Company incurred an additional charge in the fourth quarter 2002 of $2.1 million for facility closure and consolidation costs as a result of the termination of its lease for the facility in Suwanee, Georgia.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2002 and 2003 and the balance of the accrual as of September 30, 2003:

                                                                                       NINE MONTHS ENDED SEPTEMBER 30, 2003
                                                                                ---------------------------------------------
                         BALANCE      ACCRUALS                                      BALANCE                          BALANCE
                         DECEMBER      DURING     EXPENDITURES     ADJUSTMENTS    DECEMBER 31,     EXPENDITURES     SEPTEMBER 30,
                         31, 2001       2002      DURING 2002      DURING 2002        2002          DURING 2003        2003
                         --------    ---------    ------------     -----------    ------------     ------------      --------
(in thousands)
Employee separation
costs                       $680       $4,645        $(4,196)          $(202)            $927           $(708)         $219
Facility closure costs     1,209        3,905         (4,977)             --              137             (12)          125
                         --------    ---------    ------------     -----------    ------------     ------------      --------
Total restructuring and
related costs             $1,889       $8,550        $(9,173)          $(202)          $1,064           $(720)         $344
                         ========    =========    ============     ===========    ============     =============     ========

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE FISCAL 2003 THREE-MONTH AND NINE-MONTH PERIODS PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

RESULTS OF OPERATIONS

REVENUES

Total Revenues. Total revenues for the three months ended September 30, 2003 decreased to $25,000 from $1.5 million during the same period in 2002. Total revenues for the nine months ended September 30, 2003 decreased to $104,000 from $8.0 million during the same period in 2002. The decrease in total revenues in both periods resulted primarily from the sale of substantially all of the Company's operating assets, discussed above.

License Fees. As a result of the sale of substantially all of the Company's operating assets, discussed above, the Company did not recognize any license fee revenue during 2003. License fees were $162,000 or 10.7% of total revenues for the three months ended September 30, 2002. License fees were $2.6 million or 33.1% of total revenues for the nine months ended September 30, 2002.

Services Fees. Services fees decreased to $25,000 or 100% of total revenues for the three months ended September 30, 2003, from $1.4 million or 89.3% of total revenues for the same period in 2002. Services fees decreased to $104,000 or 100.0% of total revenues for the nine months ended September 30, 2003, from $5.4 million or 66.9% of total revenues for the same period in 2002. This decrease is primarily attributable to the sale of substantially all of the Company's operating assets, discussed above.

COST OF REVENUES

Total Cost of Revenues. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of revenues during 2003. Cost of revenues were $995,000 and $4.8 million during the three and nine months ended September 30, 2002.

Cost of License Fees. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of license fees during 2003. Cost of license fees was $5,000 during the three months ended September 30, 2002 and $21,000 for the nine months ended September 30, 2002.

Cost of Services Fees. As a result of the sale of substantially all of the Company's operating assets, the Company did not record any cost of services fees during 2003. Cost of services fees were $990,000 during the three months ended September 30, 2002 and $4.8 million during the nine months ended September 30, 2002.

RESEARCH AND DEVELOPMENT EXPENSE

As a result of the sale of substantially all of the Company's operating assets, the Company did not record any research and development expenses during 2003. Research and development expenses were approximately $1.3 million or 82.8% of total revenues during the three months ended September 30, 2002 and $6.4 million or 80.5% of total revenues during the nine months ended September 30, 2002.

SALES AND MARKETING

As a result of the sale of substantially all of the Company's operating assets, the Company did not record any sales and marketing expenses during 2003. Sales and marketing expenses were $1.0 million during the third quarter in 2002 and $7.7 million during the nine months ended September 30, 2002.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased to $848,000 during the quarter ended September 30, 2003 from $2.1 million during the same period in 2002. General and administrative expenses decreased to $4.4 million during the nine months ended September 30, 2003 from $8.0 million during the same period in 2002. The decrease in general and administrative expenses for the three and nine months ended September 30, 2003 was primarily attributable to the reduction in expenses due to the Company's change in strategic direction as discussed earlier.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts for the three months ended September 30, 2003 reflected a recovery of $48,000 as compared to a recovery of $300,000 for the comparable period in 2002. The provision for doubtful accounts in the nine months ended September 30, 2003 were $18,000 as compared to a recovery of $297,000 for the nine months ended September 30, 2002. The changes in the provision for doubtful accounts were due to the collection of accounts previously thought to be uncollectible.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased to an amount less than $1,000 in the quarter ended September 30, 2003 from $971,000 in the same period of 2002. Depreciation and amortization decreased to $762,000 in the nine months ended September 30, 2003 from $3.9 million in the same period of 2002. The decrease is primarily attributable to the sale of substantially all of the Company's operating assets, the write-down of certain assets related to the Company's Maidenhead, England, Limerick, Ireland and Suwanee, Georgia facilities during 2002 and the write-off of intangible assets with definite lives during 2002.

OTHER INCOME

For the three months ended September 30, 2003, the Company recorded a loss of $125,000 from a loss on the sale of securities offset by a slight gain on foreign currency. For the three months ended September 30, 2002, the Company recorded other income of $14,000. For the nine months ended September 30, 2003, the Company recorded realized gains and losses on marketable securities, foreign currency, sale of assets and early extinguishment of debt totaling to a gain of $3,000. For the nine months ended September 30, 2002, the Company recorded other income of $26,000, which was comprised of losses on foreign currency and realized gains and losses on marketable securities.

INTEREST INCOME

Interest income decreased to $228,000 in the three months ended September 30, 2003 from $568,000 in the same period of 2002. Interest income decreased to $976,000 for the nine months ended September 30, 2003 from $2.0 million for the same period of 2002. The decrease in interest income was due to lower levels of cash and cash equivalents available for investment and a lower rate of return on investments.

INTEREST EXPENSE

Interest expense was zero and $56,000 for the three months ended September 30, 2003 and 2002, respectively. Interest expense for the nine months ended September 30, 2003 was $66,000 compared to $169,000 during the same period of 2002. In March 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Peachtree Equity Partners L.P., assignee of Wachovia Capital Investments, Inc. The interest expense in 2003 and 2002 is related to this agreement. The debt was repaid on April 17, 2003 and interest owing at the time of extinguishment was waived and a gain of $66,000 was recognized in other income during the nine months ended September 30, 2003.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three months and nine months ended September 30, 2003 and 2002, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $10.9 million at September 30, 2003 from $42.2 million at December 31, 2002. Marketable securities increased to $77.7 million at September 30, 2003 from $52.9 million at December 31, 2002. The overall decrease in cash and cash equivalents and marketable securities is due primarily to cash used in operating activities and repayment of indebtedness.

Cash used in operating activities was approximately $2.6 million during the nine months ended September 30, 2003. This was primarily attributable to the Company's net loss partially offset by a decrease in accounts receivable and prepaid and other current assets. Cash used in operating activities was approximately $18.7 million during the nine months ended September 30, 2002. The cash used was primarily attributable to the Company's net loss and to a decrease in deferred revenue partially offset by noncash items, an increase in accounts payable and a decrease in accounts receivable and prepaid and other assets.

Cash used in investing activities was approximately $25.0 million during the nine months ended September 30, 2003. The cash was used primarily for the purchase of marketable securities. Cash used for investing activities was approximately $19.6 million during the nine months ended September 30, 2002. The cash was used primarily for purchases of marketable securities partially offset by the sale and maturity of marketable securities.

Cash used in financing activities was approximately $3.7 million during the nine months ended September 30, 2003, compared to cash provided by financing activities of $387,000 during the nine months ended September 30, 2002. The cash used by financing activities during the nine months ended September 30, 2003 was primarily attributable to repayment of the Company's outstanding indebtedness to Peachtree Equity Partners, L.P. as mentioned earlier, offset by proceeds from stock option exercises. For the nine-month period ending September 30, 2002, cash provided by financing was attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

At September 30, 2003, the Company had net operating loss carryforwards, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes that expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code as the Company is deemed to have had an ownership change of greater than 50%. Accordingly, certain net operating losses may not be realizable in future years due to this limitation.

The following summarizes the Company's contractual obligations and commercial commitments at September 30, 2003 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

                        TOTAL       2003        2004         2005       2006      2007    THEREAFTER
                       -------     ------      ------       ------     ------    ------  ------------
(in thousands)
Operating leases        2,180          42        277          315        231        219        1,096
                       -------     ------      ------       ------     ------    ------  ------------
Total                  $2,180        $ 42       $277         $315       $231       $219       $1,096
                       =======     ======      ======       ======     ======    ======  ============

The Company does not have commercial commitments under capital leases, lines of credit, stand-by lines of credit, guaranties, stand-by repurchase obligations or other such arrangements, other than the stand-by letter of credit described in "Related Party Transactions" below.

The Company does not engage in any transactions or have relationships or other arrangements with an unconsolidated entity. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not trade in energy, weather or other commodity-based contracts.

RELATED PARTY TRANSACTIONS

In 2003, the Company entered into an oral agreement with Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated. Included in prepaids and other current assets is $102,000 which represents all out-of-pocket expenses incurred by the Company in connection with the Greenwich property.

In September 2003, the Company and Kanders & Company, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate lease payments on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increase every three years. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

During the three- and nine-month periods ended September 30, 2003, the Company expensed $30,000 and $88,000, respectively, for accruals and payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, for reimbursement of expenses relating to aircraft travel by directors and officers of the Company. This travel related to Board meetings, the closing of the Atlanta facility and meetings for potential redeployment transactions. As of September 30, 2003, $60,000 of this expense remained outstanding and is included in accounts payable and accrued liabilities in the accompanying balance sheet.

As of September 30, 2003, the Company had outstanding receivables of $199,000 from Kanders & Company and Kanders Aviation LLC, less accounts payable of $60,000 for a net receivable of $139,000. Both of these companies are owned and controlled by Warren B. Kanders, the Company's Executive Chairman. The expenses relate to out-of-pocket expenses incurred by the Company related to the Greenwich property, travel as discussed above and general and administrative costs paid by the Company on behalf of Kanders & Company. The amount outstanding due from these related parties of $199,000 at September 30, 2003 is included in prepaids and other assets in the accompanying balance sheet.

After the closing of the sale of the e-commerce software business, Steven Jeffery resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over a term of two years. Both of these obligations were accrued as of December 31, 2002. During the nine-month period ended September 30, 2003, Mr. Jeffery received $281,000 related to these arrangements leaving a balance of $219,000, which is included in accrued liabilities and accounts payable as of September 30, 2003.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2002.

ITEM 4. PROCEDURES AND CONTROLS

The Company's management carried out an evaluation, with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, management concluded that as of the end of the period covered by this Form 10-Q the Company's disclosure controls and procedures are effective.

Except as set forth below, there have been no changes in the Company's internal control over financial reporting that have materially affected the Company's internal control over financial reporting during the quarter ended September 30, 2003.

In the Company's Form 10-Q for the quarter ended June 30, 2003, the Company noted that staff reductions arising out of the discontinuance of its operations and its effort to reduce administrative expenses pending redeployment of its assets resulted in management's recognition of a deficiency in the Company's financial reporting process and the need to retain additional financial reporting assistance to the extent necessary. The Company believes that it has taken adequate steps to address the deficiencies previously noted by allowing more time for the preparation of its financial statements and increasing the internal review process over the preparation of the financial statements and the related disclosures. Therefore, the Company believes there is no longer a need to report the deficiency previously reported in the Company's Form 10-Q for the quarter ended June 30, 2003.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to various pending judicial and administrative proceedings, which, except as set forth below, are described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2002 and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage), we do not believe that any liabilities that may result from these proceedings are likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously disclosed in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003, we held our annual meeting of stockholders on July 24, 2003. Of the 16,463,024 shares of common stock entitled to vote at the meeting, 14,657,320 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 89% of our outstanding shares of common stock. Listed below are the matters voted upon at our annual meeting of stockholders and the respective voting results:


                                                                                                           Abstained/
                                                                 Voted                                       Broker
                                                                  FOR                    Withheld          Non-Votes
                                                ------------------------------------------------------------------------------
Election of Directors:
               Tench Coxe                                      13,576,259                1,081,061              -
               Burtt R. Ehrlich                                13,684,924                  972,396              -
               Donald L. House                                 12,795,787                1,861,533              -
               Stephen P. Jeffrey                              13,033,075                1,624,245              -
               Warren B. Kanders                               12,536,156                2,121,164              -
               Nicholas Sokolow                                13,519,838                1,137,482              -


                                                                 Voted                    Voted
                                                                  FOR                    AGAINST            Abstained
                                                ------------------------------------------------------------------------------
Approval of the proposal to amend our Amended
and Restated Certificate of Incorporation to
restrict certain transfers of its securities
in order to help assure the preservation of
our tax net operating loss carryforwards:                      10,261,523                1,235,829           11,795

Ratification of the appointment of KPMG LLP
as our independent auditors for the year
ending December 31, 2003:                                      12,504,744                 677,341             8,781

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Number   Exhibit
-----    -------
10.1 Lease dated as of September 23, 2003 between Reckson Operating Partnership, L.P., Clarus Corporation, and Kanders & Company, Inc.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed Current Reports on Form 8-K on August 18, 2003 and August 19, 2003, with respect to Items 7 and 9, relating to press releases dated August 18, 2003 and August 19, 2003, announcing the Company's earnings for the three-month period ended June 30, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                              CLARUS CORPORATION

Date     November 12, 2003

                                              /s/ Nigel P. Ekern,
                                              -------------------
                                              Nigel P. Ekern,
                                              Chief Administrative Officer
                                              (Principal Executive Officer)


                                              /s/ Susan Luckfield,
                                              --------------------
                                              Susan Luckfield,
                                              Controller
                                              (Principal Financial Officer)

                                  EXHIBIT INDEX


Number   Exhibit
------   -------

10.1 Lease dated as of September 23, 2003 between Reckson Operating Partnership, L.P., Clarus Corporation, and Kanders & Company, Inc.

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