Form 10-K
period 2003-12-31
CLARUS CORP
filed 2004-03-11
CIK 913277

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

                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X]

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2003 was approximately $86.6 million based on $6.28 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

The number of shares of the Registrant's common stock outstanding at March 1, 2004 was 16,582,426 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2003 fiscal year end are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS



                                                                                                           PAGE
                                                                                                           ----
PART I
ITEM 1.    BUSINESS                                                                                           1
ITEM 2.    PROPERTIES                                                                                         7
ITEM 3.    LEGAL PROCEEDINGS                                                                                  8
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                8

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                           8
ITEM 6.    SELECTED FINANCIAL DATA                                                                           10
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS             11
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                        22
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                                                        24
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE              49
ITEM 9A.   CONTROLS AND PROCEDURES                                                                           49


PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                49
ITEM 11.   EXECUTIVE COMPENSATION                                                                            49
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                    49
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                    49
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                            49

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                   50

SIGNATURES                                                                                                   53
EXHIBIT INDEX                                                                                                56

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. The Company cannot guarantee its future performance.

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

There were several milestones in the evolution of our business prior to the December 2002 sale including:

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

     o SAI/Redeo Companies Acquisition. On May 31, 2000, we acquired all the outstanding stock of SAI (Ireland) Limited, SAI Recruitment Limited and its subsidiaries and related companies, i2Mobile.com Limited and SAI America Limited (the "SAI/Redeo Companies") for approximately $63.2 million, consisting of approximately $30.0 million in cash (exclusive of $350,000 of cash acquired), 1,148,000 shares of the Company's common stock with a fair value of $30.4 million, assumed options to acquire 163,200 shares of the Company's common stock with an exercise price of $23.50 (estimated fair value of $1.8 million using the Black-Scholes option pricing model with the following variables: no expected dividend yield, volatility of 70%, risk-free interest rate of 6.5%, and an expected life of two years) and acquisition costs of approximately $995,000. The SAI/Redeo Companies specialized in electronic payment settlement software.

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

Research and Development. Our research and development expenditures relating to our prior business were approximately $0, $7.3 million and $16.2 million for the years ended December 31, 2003, 2002, and 2001, respectively. The majority of our research and development expenditures were related to our e-commerce products.

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

RECENT DEVELOPMENTS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these new directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our substantial cash, other non-operating assets (including, to the extent available, our net operating loss carry-forward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's operating expenses will exceed investment income during 2004.

As part of our strategy to enhance stockholder value, on December 6, 2002, we consummated the sale of substantially all of the assets of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, to Epicor Software Corporation ("Epicor"), a Delaware corporation, for a purchase price of $1.0 million in cash (the "Asset Sale"). Epicor is traded on the Nasdaq National Market under the symbol "EPIC." The sale included licensing, support and maintenance activities from our eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement),

ClarusNET, and Settlement software products, our customer lists, certain contracts and certain intellectual property rights related to the purchased assets, maintenance payments that we received between October 17, 2002 and the December 6, 2002 closing date of the Asset Sale for maintenance and services to be performed by Epicor after the closing date of the Asset Sale, and certain furniture and equipment. In connection with the sale we entered into a Transition Services Agreement until March 31, 2003, that allowed Epicor to use a portion of our facility in Suwanee, Georgia to operate the electronic commerce business that Epicor purchased in the Asset Sale.

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

Upon the closing of the sale to Epicor, Warren B. Kanders assumed the position of Executive Chairman of the Board of Directors, Stephen P. Jeffery ceased to serve as Chief Executive Officer and Chairman of the Board, and James J. McDevitt ceased to serve as Chief Financial Officer and Corporate Secretary. Mr. Jeffery has agreed to continue to serve on the Board of Directors and serve in a consulting capacity for a period of three years. In addition, the Board of Directors appointed Nigel P. Ekern as Chief Administrative Officer to oversee the operations of Clarus and to assist with our asset redeployment strategy.

On January 1, 2003, we sold the assets related to our Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. Our Cashbook product provided process improvements such as bill-to-pay in accounts payable and order-to-cash in accounts receivable. This completed the sale of nearly all of our active software operations as part of our strategy to limit operating losses and enable us to reposition our business in order to enhance stockholder value. In anticipation of the redeployment of our assets, our cash balances are being held in short-term, highly-rated instruments designed to preserve safety and liquidity and to exempt us from registration as an investment company under the Investment Company Act of 1940.

We are currently working to identify suitable merger partners or acquisition opportunities. In connection with the strategy of redeployment of assets, we had retained Morgan Joseph & Co. Inc., a New York based investment banking firm serving middle market companies, to assist us in implementing this strategy by identifying suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. In addition, we believe that our common stock, which is publicly traded on the Nasdaq National Market and has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Factors That May Affect Our Future Results" below.

At the Company's annual stockholders meeting on July 24, 2003, the stockholders approved an amendment, (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of Clarus' securities in order to help assure the preservation of its net operating loss tax carryforward ("NOL"). Although the transfer restrictions imposed on our securities is intended to reduce the likelihood of an impermissible ownership change, there is no guaranty that such restrictions would prevent all transfers that would result in an impermissible ownership change. The Amendment generally restricts and requires prior approval of our Board of Directors of direct and indirect acquisitions of the Company's equity securities if such acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock.

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2003, we had a total of five employees, all of which are located in our Greenwich, Connecticut headquarters. We closed our office in Georgia in March 2003. Our employees were previously based in the United States, Canada, the United Kingdom and Ireland. As of December 31, 2002, we had a total of 20 employees.

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

                             RISKS RELATED TO CLARUS

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business, we will no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $276.8 million from our inception through December 31, 2003. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our substantial cash to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable Clarus to redeploy its assets and use its substantial cash and cash equivalent assets to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. We may not be successful in acquiring such a business or in operating any business that we acquire. Failure to redeploy successfully will result in our inability to become profitable.

WE WILL LIKELY HAVE NO OPERATING HISTORY IN OUR NEW LINE OF BUSINESS, WHICH IS YET TO BE DETERMINED, AND THEREFORE WE WILL BE SUBJECT TO THE RISKS INHERENT IN ESTABLISHING A NEW BUSINESS.

We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and any target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new business. Such new business may involve an unproven product, technology or marketing strategy, the ultimate success of which cannot be assured.

Any acquisitions that we attempt or complete could prove difficult to integrate or require a substantial commitment of management time and other resources.

Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; (iii) increased risk of costly and time-consuming litigation, including stockholder lawsuits; and (iv) our ability to successfully integrate and absorb the acquired company. We may be unable to address these problems successfully. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage operations while also controlling our expenses. In addition, if we or any investment adviser, identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully, particularly acquisitions of large companies. Any acquisition, even if effectively integrated, may not benefit our stockholders.

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

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we would be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders" within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

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

CERTAIN TRANSFER RESTRICTIONS IMPLEMENTED BY US TO PRESERVE OUR NOL MAY NOT BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOL. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of Clarus' capital stock that is treated as owned by a "5-percent stockholder."

Although the transfer restrictions imposed on our capital stock is intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such restrictions would prevent all transfers that would result in an impermissible ownership change. The transfer restrictions also will require any person attempting to acquire a significant interest in us to seek the approval of our Board of Directors. This may have an "anti-takeover" effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the transfer restrictions will have the effect of restricting a stockholder's ability to dispose of or acquire our common stock, the liquidity and market value of our common stock might suffer.

WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD SIGNIFICANTLY LIMIT OUR ABILITY TO OPERATE AND ACQUIRE AN ESTABLISHED BUSINESS.

The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. We have sought to qualify for an exclusion from registration including the exclusion available to a company that does not own "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the Securities and Exchange Commission or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the Securities and Exchange Commission or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the Securities and Exchange Commission could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

OUR INDEMNIFICATION OBLIGATIONS TO EPICOR FOR BREACHES OF CERTAIN OF OUR REPRESENTATIONS IN THE ASSET PURCHASE AGREEMENT MAY SIGNIFICANTLY EXCEED THE CONSIDERATION WE RECEIVED IN THE ASSET SALE.

We have an obligation to indemnify Epicor for any losses from breaches of our representations or warranties in the Asset Purchase Agreement that occur within 24 months after the closing date of the Asset Sale (December 6, 2002) or within the applicable statute of limitations period for claims relating to payment of applicable taxes and our compliance with applicable environmental laws, if longer. Our indemnification obligations with respect to our breach of representations or warranties are subject to a maximum aggregate limit of $1.0 million, except that: (i) the maximum aggregate limit is $3.0 million with respect to indemnification for any losses Epicor suffers that are related to our breach of representations and warranties relating to our ownership of the assets to be sold to Epicor, our intellectual property or our compliance with applicable "bulk sales" laws; and (ii) there is no limit on our obligation to indemnify Epicor for losses resulting from the conduct of our business before the closing date of the Asset Sale, the assets not purchased or the liabilities not assumed by Epicor in the Asset Sale or a breach of any representation or warranty regarding our payment of applicable taxes or our compliance with applicable environmental laws. The payment of any such indemnification obligations could materially and adversely impact our cash resources and our ability to pursue additional business opportunities.

FOR FIVE YEARS AFTER THE CLOSING OF THE ASSET SALE TO EPICOR, WE WILL BE PROHIBITED FROM COMPETING WITH THE ASSETS SOLD TO EPICOR.

The Noncompetition Agreement we entered into with Epicor provides that for a period of five years after the closing of the Asset Sale (December 6, 2002), neither we nor any of our affiliated entities are permitted, directly or indirectly, anywhere in the world: (i) to engage in any business that competes with the business of developing, marketing and supporting Internet-based business-to-business, electronic commerce solutions that automate the procurement, sourcing and settlement of goods and services including through the eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products and all improvements and variations of these products; (ii) to attempt to persuade any customer or vendor of Epicor to cease to do business with Epicor or reduce the amount of business being conducted with Epicor; (iii) to solicit the business of any customer or vendor of Epicor, if the solicitation could cause a reduction in the amount of business that Epicor does with the customer or vendor; or (iv) to hire, solicit for employment or encourage to leave the employment of Epicor any person who was an employee of Epicor within 90 days before the closing of the Asset Sale.

The prohibitions contained in our Noncompetition Agreement with Epicor will restrict the business opportunities available to us and therefore may have a material adverse effect on our ability to successfully redeploy our remaining assets.

                        RISKS RELATED TO OUR COMMON STOCK

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS.

The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Please see the table contained in Item 5 of this Report which sets forth the range of high and low closing prices of our common stock for the calendar quarters indicated.

WE DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

Although our stockholders may receive dividends if, as and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.

OUR COMMON STOCK IS CURRENTLY QUOTED ON NASDAQ BUT COULD BE DELISTED

To continue to be listed on the Nasdaq National Market System, we must maintain certain requirements. If we fail to satisfy one or more of the requirements, our common stock may be delisted. If our common stock is delisted, and does not become listed on another stock exchange, then it will be traded, if at all, in the over-the-counter market commonly referred to as the OTC Bulletin Board and/or the "pink sheets". If this occurs, it may be more difficult for you to sell our common stock, since there is generally less market-maker interest, and less liquidity, in Bulletin Board stocks than in Nasdaq listed securities.

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF PREFERRED STOCK.

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways, which may delay, defer or prevent a change in control of Clarus without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN CONNECTION WITH FUTURE ACQUISITIONS AND THE SALE OF THOSE COULD ADVERSELY AFFECT OUR STOCK PRICE.

As part of our growth strategy, we anticipate issuing additional shares of our common stock, preferred stock, and/or warrants. We may file shelf registration statements with the Securities and Exchange Commission that we may use to register shares of our common stock, preferred stock, and warrants issuable in connection with acquisitions. To the extent that we are able to consummate acquisitions through the issuance of our common or preferred stock or warrants to purchase our common stock, the number of our outstanding shares of common stock and/or preferred stock that will be eligible for sale in the future is likely to increase substantially. Persons receiving warrants or shares of our common or preferred stock in connection with these acquisitions may be more likely to sell large quantities of their warrants and stock which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than would otherwise be obtained.

WHERE YOU CAN FIND MORE INFORMATION

Our Internet address is www.claruscorp.com. We will make available free of charge on or through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission. The Company will also provide to any person without charge, upon request, a copy of its Code of Business Conduct & Ethics. The Company intends to disclose future amendments to the provisions of the Code of Business Conduct & Ethics and waivers from the Code of Business Conduct & Ethics, if any, made with respect to any of our directors and executive officers, on its Internet site and/or through the filing of a Current Report on Form 8-K with the Securities and Exchange Commission. Materials the Company files with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request. Any such requests should be made in writing to the Company's Chief Administrative Officer, Nigel P. Ekern at One Pickwick Plaza, Greenwich, Connecticut 06830.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Greenwich, Connecticut where we lease approximately 2,700 square feet for $11,312 a month, pursuant to a lease, which expires on June 30, 2004.

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the lease term. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. The bank that issued the letter of credit holds an $850,000 deposit against the letter of credit. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit. We expect to commence our occupation of this space in June 2004 upon the completion of the build-out construction.

In early 2003, the Company entered into an oral agreement with Kanders & Company, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated. The Company was reimbursed $95,000 by Kanders & Company in 2003 for rent and other costs incurred by the Company related to this property as a result of the voluntary termination of the lease.

We also lease approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $9,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expires in February 2006. This facility has been sub-leased for approximately $4,000 a month, pursuant to a sublease, which expires on January 30, 2006. The cost, net of the estimated sublease income has been included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2002.

In December 2002, the Company executed a lease termination agreement pursuant to which it agreed to abandon its principal facility in Suwanee, Georgia on March 31, 2003. Pursuant to the terms of the termination agreement, the Company paid to the lessor $2.9 million in cash, which has been included in general and administrative expense in the accompanying statement of operations for the year ended December 31, 2002. The lease terminated in accordance with the lease termination agreement on March 31, 2003.

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

    On April 18, 2003, Peachtree Equity Partners L.P., as the assignee of a five-year promissory note made by the Company in the amount of $5.0 million, agreed to dismiss with prejudice, an action commenced by Peachtree Equity in the Georgia state court for prepayment of the promissory note, plus interest and attorneys fees. In connection with such dismissal, the Company made a payment to Peachtree Equity comprised of the $5.0 million outstanding principal amount of the promissory note.

    During 2002, ten former employees of the Company commenced an action in the United States District Court for the Northern District of Georgia-Atlanta Division seeking back pay, employee benefits, interest and attorneys' fees. On July 31, 2003, the case was dismissed without prejudice to the right of any party to reopen the matter on or before August 15, 2004.

In addition to the above, in the normal course of business, we are subjected to claims and litigations in the areas of general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. At this time, we do not believe any such claims will have a material impact on the Company's consolidated financial position or results of operation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2003.

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

                                                     High                  Low
                                                     ----                  ---
          Calendar Year 2002
             First Quarter                           $6.25                 $3.44
             Second Quarter                          $6.04                 $3.73
             Third Quarter                           $5.20                 $4.16
             Fourth Quarter                          $6.00                 $4.53

          Calendar Year 2003
             First Quarter                           $5.87                 $4.92
             Second Quarter                          $6.40                 $5.05
             Third Quarter                           $7.50                 $5.95
             Fourth Quarter                          $7.76                 $6.99

          Calendar Year 2004
             First Quarter (through March            $8.50                 $7.34
             1, 2004)

STOCKHOLDERS

On March 1, 2004, the last reported sales price for our common stock on the NASDAQ was $8.41 per share. As of March 1, 2004, there were 164 holders of record of our common stock.

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

                                                                                            Years ended December 31,
                                                                                            ------------------------
                                                                                2003        2002        2001        2000      1999
                                                                                ----        ----        ----        ----      ----
Statement of Operations Data:                                                            (in thousands, except per share data)
----------------------------
Revenues:
  License Fees............................................................       $ --     $ 2,808     $ 7,807    $ 24,686  $ 15,101
  Service Fees............................................................        130       6,226       9,866       10,327   25,676
                                                                             --------   ---------  ----------   ---------  --------
                  Total Revenues..........................................        130       9,034      17,673      35,013    40,777
Cost of Revenues:
  License Fees............................................................         --          26         211         154     1,351
  Service Fees............................................................         --       5,498      12,921      12,901    17,152
                                                                             --------   ---------  ----------   ---------  --------
                  Total Cost  of Revenues.................................         --       5,524      13,132      13,055    18,503
Operating expenses:
  Research and Development................................................         --       7,263      16,220      31,114     9,003
  Sales and Marketing.....................................................         --       7,938      34,034      43,231    17,912
  General and Administrative..............................................      4,986      12,574       9,633      10,995     5,870
  Provision for Doubtful Accounts.........................................         18       (560)       5,537       5,824     1,245
  Loss on impairment of goodwill and intangible assets....................         --      10,360      36,756          --        --
  Loss/(Gain) on sale or disposal of assets...............................         36       1,748        (20)     (1,347)   (9,417)
  Depreciation and Amortization...........................................        762       4,243      12,212       8,132     3,399
                                                                             --------   ---------  ----------   ---------  --------
                  Total Operating Expenses................................      5,802      43,566     114,372      97,949    28,012
                                                                             --------   ---------  ----------   ---------  --------

Operating Loss............................................................     (5,672)    (40,056)   (109,831)    (75,991)   (5,738)

Other income (expense)....................................................        169          27          96       (100)        --
Loss on impairment of marketable securities and investments...............         --          --    (16,461)     (4,128)        --
Interest Income...........................................................      1,238       2,441       6,570      10,902       442
Interest Expense, including amortization of debt discount.................        (66)       (225)       (228)     (1,330)     (105)
                                                                             --------   ---------  ----------   ---------  --------

Net loss..................................................................   $ (4,331)  $ (37,813) $ (119,854)  $ (70,647) $ (5,401)
                                                                             =========  ========== ===========  ========== =========

Loss Per Share............................................................
                  Basic...................................................     $(0.27)     $(2.42)     $(7.72)     $(4.90)   $(0.49)
                  Diluted.................................................     $(0.27)     $(2.42)     $(7.72)     $(4.90)   $(0.49)
Weighted Average common shares outstanding
                  Basic...................................................     15,905      15,615      15,530      14,420    11,097
                  Diluted.................................................     15,905      15,615      15,530      14,420    11,097


Balance Sheet Data:                                                                           As of December 31,
------------------                                                                            ------------------
                                                                                  2003       2002        2001        2000      1999
                                                                                  ----       ----        ----        ----      ----
Cash and Cash Equivalents.................................................     $15,045     $42,225     $55,628    $118,303   $14,127
Marketable securities.....................................................      73,685      52,885      65,264      50,209        --
  Total Assets............................................................      89,445      97,764     145,274     266,904    48,563
Long-term Debt, net of current portion....................................          --          --       5,000       5,000        --
Total Stockholders' Equity................................................      86,819      89,360     126,328     246,822    32,615

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE YEAR ENDED DECEMBER 31, 2003 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements.

- The Company has recognized revenue in connection with its prior business from two primary sources, software licenses and services. Revenue from software licensing and services fees is recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognized software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

- The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

- The Company maintains allowances for doubtful accounts based on expected losses resulting from the inability of the Company's customers to make required payments. The Company recorded a provision for doubtful accounts of $18,000 during the year ended December 31, 2003. The Company recorded a reversal of the provision for doubtful accounts of ($560,000) during the year ended December 31, 2002. The Company recorded a provision for doubtful accounts of $5.5 million in the year ended December 31, 2001.

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

- The Company has made equity investments in several privately held companies. The Company records an impairment charge when it believes an investment has experienced a decline in value that is other than temporary. During the year ended December 31, 2001, the Company recorded an impairment charge on investments of $15.4 million. The Company did not record an impairment charge on investments during 2003 and 2002.

- The Company is a party to the pending judicial and administrative proceedings described elsewhere herein. An unfavorable resolution of those proceedings could materially adversely affect the Company's business, results of operations, liquidity or financial condition.

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

SOURCES OF REVENUE

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's operating assets, the Company's revenue has consisted solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. The remaining deferred revenue is expected to be fully recognized by September 2004. Prior to a redeployment of the Company's assets, the Company's principal income will consist of interest, dividend and other investment income from short-term investments, which is reported as interest income in the Company's statement of operations.

REVENUE RECOGNITION

Prior to the December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company recognized revenue from two primary sources, software licenses and services. Revenue from software licensing and services fees was recognized in accordance with SOP 97-2, "Software Revenue Recognition", and SOP 98-9, "Software

Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

COST OF REVENUES AND OPERATING EXPENSES

Cost of license fees includes royalties and software duplication and distribution costs. The Company recognized these costs as the applications were shipped.

Cost of services fees includes personnel related expenses and third-party consulting fees incurred to provide implementation, training, maintenance, content aggregation, and upgrade services to customers and partners. These costs were recognized as they were incurred for time and material arrangements and are recognized using the percentage of completion method for fixed price arrangements.

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

General and administrative expenses consist primarily of personnel related expenses for financial, administrative and management personnel, fees for professional services, board of director fees and the provision for doubtful accounts. Before the sale of substantially all of the Company's operating assets in December 2002, the Company allocated the total cost of its information technology function and costs related to the occupancy of its corporate headquarters, to each of the functional areas. Information technology expenses included personnel related expenses, communication charges, and software support. Occupancy charges include rent, utilities, and maintenance services.

RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed in 2001 to align better the Company's cost structure with projected revenue. The charges were comprised of $3.0 million for employee separation and related costs for 181 employees and $1.2 million for facility closure and consolidation costs.

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

During 2003, the Company determined that actual restructuring and related charges were in excess of the amounts provided for in 2002 and recorded additional restructuring charges of $250,000. This amount was debited to general and administrative costs in the accompanying consolidated statement of operations during 2003. The charges for 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

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

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2003, 2002 and 2001 and the balance of the accrual as of December 31, 2003 (in thousands):

                                    Employee           Facility
                                   Separation           Closing                   Total  Restructuring
                                     Costs               Costs                     and Related Costs
                                     -----               -----                     -----------------

Accruals during 2001                $ 2,939            $ 1,218                         $ 4,157

Expenditures during 2001              2,259                  9                           2,268
                                    -------            -------                         -------
Balance at December 31, 2001            680              1,209                           1,889

Accruals during 2002                  4,645              3,905                           8,550

Expenditures during 2002              4,196              4,977                           9,173

Credits in 2002                         202                 --                             202
                                    -------            -------                         -------
Balance at December 31, 2002            927                137                           1,064

Accruals during 2003                    223                 27                             250

Expenditures during 2003              1,025                 59                           1,084
                                    -------            -------                         -------
Balance at December 31, 2003        $   125              $ 105                          $  230
                                    =======            =======                         =======

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

REVENUES

Total revenues declined to $0.1 million in 2003 compared to $9.0 million in 2002. This decline is due entirely to the sale of substantially all of the Company's operating assets in December 2002.

COST OF REVENUES

The Company did not have any significant cost of revenues in 2003, since all 2003 revenue was the recognition of deferred revenue related to maintenance arrangements.

RESEARCH AND DEVELOPMENT

The Company did not have any research and development costs in 2003. This compares favorably with over $7.3 million expensed in 2002.

SALES AND MARKETING

The Company did not have any sales and marketing costs in 2003. This compares favorably with over $7.9 million expensed in 2002.

GENERAL AND ADMINISTRATIVE EXPENSE

During the year ended December 31, 2003, general and administrative expenses were reduced to $5.0 million compared to $12.6 million in 2002. This trend is consistent with management's stated strategy to reduce our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. General and administrative expenses were approximately $725,000 in the fourth quarter of 2003 including salaries and employee benefits, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses.

LOSS ON IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that the carrying value of the remaining goodwill and intangible assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.9 million and an impairment charge to intangible assets of $3.5 million during the year ended December 31, 2002, that reduced the cost basis of goodwill and intangible assets to $0. The total impairment was $10.4 million. There was no comparative impairment charge in 2003.

LOSS/(GAIN) ON SALE OR DISPOSAL OF ASSETS

During 2003, the Company recorded a loss on the sale or disposal of assets of $36,000.

In 2002, the Company sold its e-commerce software business to Epicor Software Corporation for approximately $1.0 million. The Company recorded a gain during the fourth quarter of 2002 on the sale of this business of approximately $500,000 that has been included in gain on sale or disposal of assets in the accompanying statement of operations for the year ended December 31, 2002. Also in 2002, the Company recorded a loss on the disposal of property and equipment of $2.3 million. The loss on the disposal of assets during the year ended December 31, 2002 is primarily attributable to the write down of assets located in the Suwanee, Limerick and Maidenhead offices.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense in 2003 declined to $0.8 million compared to $4.2 million in 2002 a reduction of 81%. The decline in the expense primarily is attributable to the sale of substantially all of the Company's operating assets in the fourth quarter of 2002, resulting in lower depreciation and amortization on property and equipment coupled with the write off of intangibles assets with definite lives during 2002. As a result of this write off of assets during 2002, there was no amortization expense on intangible assets in 2003. The Company recorded $455,000 of amortization expense relating to intangible assets with definite lives in 2002.

INTEREST INCOME

Interest income decreased to $1.2 million or approximately 50% for the year ended December 31, 2003 compared to $2.4 million in 2002. The decrease in interest income was due to lower levels of cash, cash equivalents and marketable securities available for investment in 2003, coupled with lower interest rates during 2003, that resulted in lower rates of return on investments.

INTEREST EXPENSE

Interest expense in 2003 was $66,000 compared to an expense of $225,000 in 2002, a decline of 71%, due to the repayment of $5.0 million of indebtedness that resulted in the interest expense in 2002.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2003 or in 2002.

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

REVENUES

Total Revenues. Total revenues decreased 48.9% to $9.0 million in 2002 from $17.7 million in 2001. The decrease in total revenues resulted primarily from a decrease in information technology spending and the announcement by the Company during the quarter ended June 30, 2002 to explore all strategic alternatives as part of its strategy to limit operating losses and enable it to reposition its business in order to enhance stockholder value. For the year ended December 31, 2002, one customer accounted for more than 10%, totaling $2.7 million or 29.9% of total revenue. For the year ended December 31, 2001, three customers accounted for more than 10% each, totaling $6.2 million or 35.3% of total revenue. The percentage of total revenue recognized from these three customers was 12.2%, 11.9% and 11.2%.

License Fees. License fees decreased 64.0% to $2.8 million, or 31.1% of total revenues, in 2002 from $7.8 million, or 44.2% of total revenues, in 2001. The decrease in license fees was the result of a decrease in the amount of software licensed. This decrease is due to the factors discussed above in Total Revenue.

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

SALES AND MARKETING

Sales and marketing expenses, exclusive of non-cash expenditures decreased 72.6% to $7.5 million, or 82.9% of total revenues, in 2002 from $27.3 million, or 154.4% of total revenues, in 2001. The decrease was primarily attributable to the reduction of sales and marketing personnel, a decrease in variable compensation as a result of lower license revenue during 2002, and a reduction of promotional activities associated with building market awareness of the Company's e-commerce products. The Company had an average of 80.4% fewer sales and marketing employees during 2002 compared to the same period in 2001. The Company incurred $1.2 million of expense related to employee separation and related benefit costs incurred as part of the Company's restructuring initiative during the twelve months ended December 31, 2002 compared to $1.1 million during the twelve months ended December 31, 2001.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses, exclusive of non-cash expenditures but including the provision for doubtful accounts, decreased 19.5% to $12.0 million in 2002 from $14.9 million in 2001. As a percentage of total revenues, general and administrative expenses increased to 133.0% in 2002 from 84.4% in 2001. During 2002 the Company recorded a reversal of the provision for doubtful accounts of $560,000 compared to a provision for doubtful accounts of approximately $5.5 million for the year ended December 31, 2001. The decrease in general and administrative expenses was primarily attributable to decreases in personnel related costs and a decrease in the provision for doubtful accounts partially offset by employee separation and related benefit costs and facility closure and consolidation costs. The Company had an average of 54.9% fewer general and administrative employees during 2002 compared to the same period in 2001. The Company incurred $1.1 million of expense related to employee separation and related benefit costs incurred as part of the Company's restructuring initiative during the twelve months ended December 31, 2002 compared to $526,000 during the twelve months ended December 31, 2001. The Company incurred $3.9 million of expense related to facility closure and consolidation costs during the twelve months ended December 31, 2002 compared to $1.2 million for the twelve months ended December 31, 2001.

The Company did not incur any non-cash general and administrative expenses during 2002. The Company incurred non-cash general and administrative expenses of approximately $252,000, or 1.4% of total revenues, during 2001. In the third quarter of 2000, the Company granted 18,750 options to a new board member at a price below the fair market value at the date of grant. The amount expensed during 2001 relates primarily to these options.

LOSS ON IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that remaining goodwill and intangible assets should be tested for further impairment. The Company's evaluation of the present value of future cash flows based on the change in strategic direction indicated the carrying value of the Company's assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.8 million and an impairment charge to intangible assets of $3.5 million during the three months ended June 30, 2002. The Company evaluates the carrying value of its long-lived assets, including intangibles, according to SFAS No. 142, "Goodwill and Other Intangible Assets" and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Prior to 2002, the Company evaluated the carrying value of its long-lived assets, including intangibles, according to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". During the fourth quarter of 2001, the Company's evaluation of the performance of the SAI/Redeo companies compared to initial projections, negative economic trends and a decline in industry growth rate projections indicated that the carrying value of goodwill exceeded expected cash flows. The $36.8 million write-down in 2001 was based on the amount by which the carrying amount of goodwill exceeded fair value.

LOSS/(GAIN) ON SALE OR DISPOSAL OF ASSETS

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

LOSS ON IMPAIRMENT OF INVESTMENTS

During the year ended December 31, 2001, the Company recorded a loss on impairment of investments of approximately $16.5 million. These losses were necessitated by other than temporary losses to the value of investments the Company had made in privately held companies and marketable securities of one publicly traded company. The privately held companies were primarily early-stage companies and subject to significant risk due to their limited operating history and volatile industry-based economic conditions. As of December 31, 2001, all investments but one had been written off. The remaining balance, representing a single investment and valued at $200,000 in the December 31, 2001 balance sheet, was sold and cash of $200,000 was received during the first quarter of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $15.0 million at December 31, 2003 from $42.2 million at December 31, 2002. Marketable securities increased to $73.7 million at December 31, 2003 from $52.9 million at December 31, 2002. The overall combined decrease of $6.4 million in cash and cash equivalents and marketable securities is due primarily to liquidity used to reduce long-term debt coupled with operating activities.

Cash used in operating activities was approximately $2.9 million during 2003. The cash used was primarily attributable to the Company's net loss. Cash used in operating activities was approximately $27.4 million during 2002. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities, deferred revenue, accounts receivable and prepaid and other current assets. The trend in cash used in operating activities is consistent with management's stated strategy, following the sale of substantially all of the Company's operating assets in December 2002, to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's operating expense will exceed its investment income in 2004. The cash used in operating activities was approximately $0.3 million for the three months ended December 31, 2003.

Cash used in investing activities was approximately $21.0 million during 2003. The cash was used for purchases of investments and marketable securities, partially offset by the sale and maturity of marketable securities. Cash provided by investing activities was approximately $13.5 million during 2002. The cash provided by investing activities during 2002 was primarily attributable to the sale and maturity of marketable securities and proceeds related to the sale of the e-commerce assets partially offset by purchases of marketable securities and property and equipment.

Cash used in financing activities was approximately $3.3 million during 2003 compared to cash provided by financing of $0.5 million during 2002. The cash used by financing activities in 2003 was attributed to the repayment of the Company's outstanding indebtedness of $5.0 million, offset by proceeds from the exercise of stock options. The cash provided by financing activities during 2002 was attributable to proceeds from shares issued under the employee stock purchase plan and stock option exercises.

As of December 31, 2003, the Company had no trade accounts receivables. As of December 31, 2002, four customers accounted for more than 10% each, totaling $814,000 or 77.3% of the gross accounts receivable balance on that date. The percentage of total accounts receivable due from these four customers was 42.3%, 12.4%, 11.5% and 11.1%, respectively, at December 31, 2002.

On December 6, 2002, the Company granted options to purchase 1,250,000 shares of common stock to three senior executives.

450,000 of these options were issued with an exercise price of $5.35 per share, 400,000 were issued with an exercise price of $7.50 per share and 400,000 were issued with an exercise price of $10.00 per share. The options issued at $5.35 per share were issued at less than the fair market value on that date of $5.45 and will result in compensation charges of $65,000 recognized over the vesting period. Twenty percent of the options vest annually over five years on the anniversary of the date of grant.

At December 31, 2003, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $129.4 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately $4.0 million that are available to offset future taxable income in foreign jurisdictions. The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $113.4 million of the $129.4 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2003 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)


Contractual Obligations                                                           Payment Due By Period
(in thousands)                                                                    ---------------------

                                       Total             1 Year            2-3Years          4-5Years           After 5 Years
                                       -----             ------            --------          --------           -------------
          Operating Leases             $ 4,059           $ 328             $ 887             $ 823              $ 2,021
                                       -------           -----             -----             -----              -------
                     Total             $ 4,059           $ 328             $ 887             $ 823              $ 2,021
                                       =======           =====             =====             =====              =======

The Company does not have commercial commitments under capital leases, lines of credit, stand-by lines of credit, guaranties, stand-by repurchase obligations or other such arrangements, other than the stand-by letter of credit described below.

The Company does not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off- balance sheet arrangements. The Company also does not engage in energy, weather or other commodity-based contracts.

Our corporate headquarters is currently located in Greenwich, Connecticut where we lease approximately 2,700 square feet for $11,312 a month, pursuant to a lease, which expires on June 30, 2004.

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increase during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. The bank that issued the letter of credit holds an $850,000 deposit against the letter of credit. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit. We expect to commence occupation of this space in June 2004 upon the completion of all build-out construction.

In early 2003, the Company entered into an oral agreement with Kanders & Company, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated.

We also lease approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $9,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expires in February 2006. This facility has been sub-leased for approximately $4,000 a month, pursuant to a sublease, which expires on January 30, 2006. The cost, net of the estimated sublease income, has been included in general and administrative expense in the accompanying statement of operations in 2002.

RELATED-PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increase during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

In early 2003, the Company entered into an oral agreement with Kanders & Company, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated. The Company was reimbursed $95,000 by Kanders & Company in 2003 for rent and other costs incurred by the Company related to this property as a result of the voluntary termination of the lease.

During the year ended December 31, 2003, the Company expensed approximately $45,000, for payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for Board meetings, the closing of the Atlanta facility, and meetings for potential redeployment transactions. Kanders & Company reimburses the Company for expenses such as rent, telecommunication charges and other office expenses incurred on behalf of Kanders & Company. These expenses may be offset by travel expenses incurred by Kanders Aviation LLC on behalf of the Company as previously discussed. As of December 31, 2003, the Company had outstanding a net payable of approximately $10,000 to Kanders & Company and Kanders Aviation LLC. The amounts due to Kanders Aviation LLC are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet and the amounts due from Kanders & Company are included in prepaids and other current assets in the accompanying consolidated balance sheet.

After the closing of the sale of the e-commerce software business in December 2002, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over two years. At December 31, 2003, $125,000 of this balance remained outstanding and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

On February 7, 2002 Todd Hewlin joined the Company's Board of Directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the Company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during 2001. The Company expensed an additional $54,000, outside the original engagement, during 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Hewlin was not re-elected as a director of the Company.

On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January 2002. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Johnson was not re-elected a director of the Company.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation did not have a material effect on the Company's financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company's consolidated financial statements. The Company has provided the required disclosures with respect to indemnifications in Note 12 to the consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of of SFAS No.146 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". SFAS 145 amends SFAS 13, "Accounting for Leases", eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial statements.

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

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" . This EITF provided guidance on how to account for arrangements that involve delivery or performance of multiple products, services and /or rights to use assets. The provision of EITF Issue No. 00-21 applies to revenue arrangements entered into in quarters beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, to be classified as liabilities rather than equity or temporary equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period after June 15, 2003. The application of this statement did not have a material impact on the Company's consolidated financial statements.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2003 and 2002 (in thousands, except per share data). The operating results are not indicative of results for any future period.

                                                                        2003
                                                                        ----
                                             First            Second          Third         Fourth
                                             Quarter          Quarter         Quarter       Quarter
                                             -------          -------         -------       -------
Revenues...................................   $   53             $ 25          $  25           $ 27
Operating loss.............................   (2,666)          (1,497)          (775)          (734)
Net loss...................................   (2,412)          (1,042)          (672)          (205)
Net loss per share:........................
    Basic..................................   $(0.15)          $(0.07)        $(0.04)        $(0.01)
    Diluted................................   $(0.15)          $(0.07)        $(0.04)        $(0.01)


                                                                         2002
                                                                         ----
                                              First            Second          Third         Fourth
                                              Quarter          Quarter         Quarter       Quarter
                                              -------          -------         -------       -------
 Revenues...................................   $3,941           $2,544         $1,516         $1,033
 Operating loss.............................   (7,139)         (21,206)        (4,515)        (7,196)
 Net loss...................................   (6,457)         (20,571)        (3,989)        (6,796)
 Net loss per share:........................
     Basic..................................   $(0.41)          $(1.32)        $(0.26)        $(0.43)
     Diluted................................   $(0.41)          $(1.32)        $(0.26)        $(0.43)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion concerning the Company's market risk involves forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. The Company is exposed to market risk related to interest rates and investment values. The Company currently does not use derivative financial instruments to hedge these risks or for trading purposes.

INTEREST RATE RISK

The Company is exposed to market risk from changes in interest rates due to its investing activities. The primary objective of the Company's investment activities is to preserve investment capital, generate investment income and manage interest rate exposure by investing in short-term, highly-rated liquid investments. As a result of this strategy, the Company believes that there is little exposure. The Company's investments are carried at market value, which approximates cost. Since most of the

Company's investments have maturities of less than one year, a 1% change would not have a material effect on the Company's financial position while impacting the results of operations by approximately $0.8 million.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any material revenue from these companies during 2003, 2002 or 2001. During 2001, the Company recorded charges of $15.4 million for other than temporary losses on these investments. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2003.

   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       CLARUS CORPORATION AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                             Page
Independent Auditors' Report..................................................................................25

Consolidated Balance Sheets--December 31, 2003 and 2002.......................................................26

Consolidated Statements of Operations--Years Ended December 31, 2003, 2002 and 2001...........................27

Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2003, 2002
and 2001 .....................................................................................................28

Consolidated Statements of Cash Flows--Years Ended December 31, 2003, 2002 and 2001...........................30

Notes to Consolidated Financial Statements....................................................................31

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Clarus Corporation:

We have audited the consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company (i) sold substantially all of its operating assets on December 6, 2002, and (ii) changed its method of accounting for goodwill and other intangible assets in 2002.


                                             /s/ KPMG LLP
Atlanta, Georgia
February 27, 2004

                       CLARUS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
               (In Thousands, Except Share and Per Share Amounts)


                                              ASSETS
                                                                                                          2003            2002
                                                                                                          ----            ----
CURRENT ASSETS:
    Cash and cash equivalents...................................................................        $ 15,045        $ 42,225
    Marketable securities.......................................................................          73,685          52,885
    Accounts receivable, less allowance for doubtful accounts of $0 and $586 in
       2003 and 2002, respectively..............................................................              --             467
    Interest receivable.........................................................................             507             573
    Prepaids and other current assets...........................................................             132             689
    Assets held for sale........................................................................              --              48
                                                                                                        ---------      ---------

       Total current assets.....................................................................          89,369          96,887
                                                                                                        ---------      ---------

PROPERTY AND EQUIPMENT, NET.....................................................................              38             809
                                                                                                        ---------      ---------

OTHER ASSETS:

    Deposits and other long-term assets ........................................................              38              68
                                                                                                        ---------      ---------
       Total assets.............................................................................        $ 89,445       $  97,764
                                                                                                        =========      =========


                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities....................................................         $ 1,520         $ 1,936
    Deferred revenue............................................................................           1,106           1,248
    Current portion of long-term debt...........................................................              --           5,000
    Liabilities to be assumed related to assets held for sale...................................              --             220
                                                                                                        ---------      ---------
       Total current liabilities................................................................           2,626           8,404
                                                                                                        ---------      ---------
       Total liabilities........................................................................           2,626           8,404
                                                                                                        ---------      ---------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued.................               --             --
    COmmon stock, $.0001 par value; 100,000,000 shares authorized;
         16,649,048 and 15,762,707 shares issued and 16,574,048 and 15,687,707 outstanding in
         2003 and 2002, respectively ...........................................................               2               2
    Additional paid-in capital..................................................................         367,031         361,715
    Accumulated deficit.........................................................................        (276,767)       (272,436)
    Less treasury stock, 75,000 shares at cost..................................................              (2)             (2)
    Accumulated other comprehensive income (loss)..............................................              (17)            146
    Deferred compensation.......................................................................          (3,428)            (65)
                                                                                                        ---------       ---------
       Total stockholders' equity...............................................................          86,819          89,360
                                                                                                        ---------       ---------
       Total liabilities and stockholders' equity...............................................        $ 89,445        $ 97,764
                                                                                                        =========       =========











          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                    (In Thousands, Except Per Share Amounts)




                                                                                            2003          2002          2001
                                                                                            ----          ----          ----
 REVENUES:
     License fees..................................................................      $     --        $ 2,808       $ 7,807
     Services fees.................................................................           130          6,226         9,866
                                                                                         ---------     ---------      ---------
        Total revenues.............................................................           130          9,034        17,673

 COST OF REVENUES:
     License fees..................................................................            --             26           211
     Services fees.................................................................            --          5,498        12,921
                                                                                         ---------     ---------      ---------
        Total cost of revenues.....................................................            --          5,524        13,132

 OPERATING EXPENSES:
     Research and development......................................................            --          7,263        16,220
     Sales and marketing...........................................................            --          7,938        34,034
     General and administrative....................................................         4,986         12,574         9,633
     Provision for doubtful accounts...............................................            18           (560)        5,537
     Loss on impairment of goodwill and intangible assets..........................            --         10,360        36,756
     Loss/(Gain) on sale or disposal of assets.....................................            36          1,748           (20)
     Depreciation and amortization.................................................           762          4,243        12,212
                                                                                         ---------     ----------      ---------
        Total operating expenses...................................................         5,802         43,566       114,372
                                                                                         ---------     ----------      ---------
 OPERATING LOSS....................................................................        (5,672)       (40,056)     (109,831)

 OTHER INCOME......................................................................           169             27            96
 LOSS ON IMPAIRMENT OF INVESTMENTS.................................................            --             --       (16,461)
 INTEREST INCOME...................................................................         1,238          2,441         6,570
 INTEREST EXPENSE..................................................................           (66)          (225)         (228)
                                                                                         ---------    ------------     ---------
 NET LOSS..........................................................................      $ (4,331)     $ (37,813)   $ (119,854)
                                                                                         =========    ============  ===========


 NET LOSS PER SHARE

     Basic                                                                              $   (0.27)     $   (2.42)   $    (7.72)

     Diluted                                                                            $   (0.27)     $   (2.42)   $    (7.72)


 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING


      Basic                                                                                15,905         15,615        15,530

      Diluted                                                                              15,905         15,615        15,530















           See accompanying notes to consolidated financial statements

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In Thousands)


                                                                                          Treasury        Accumulated
                                     Common Stock       Additional                          Stock             Other
                                    -----------------     Paid-In      Accumulated     ---------------    Comprehensive
                                    Shares    Amount      Capital        Deficit       Shares   Amount    Income (loss)
                                    -------   -------   ----------     ------------    ------   -------   -------------
BALANCES, December 31, 2000......... 15,609    $ 2      $ 362,415       $ (114,769)       (75)   $ (2)    $  (572)
   Amortization of deferred
      compensation..................     --     --             --               --         --       --         --
   Exercise of stock options .......     63     --            198               --         --       --         --
   Issuance of shares under
      employee stock purchase
      purchase plans................     55     --            260               --         --       --         --
   Retirement of shares related to
      the SAI acquisition..........     (88)    --         (2,203)              --         --       --         --
   Net loss.........................     --     --             --         (119,854)        --       --         --
   Increase in foreign currency
      translation adjustment .......     --     --             --               --         --       --         87
   Increase in unrealized gain on
      marketable securities.........     --     --             --               --         --       --        766

   Total comprehensive loss
--------------------------------------------------------------------------------------------------------------------------
BALANCES December 31,2001 ..........  15,639     2        360,670         (234,623)       (75)      (2)       281
   Exercise of stock options .......     113    --            400               --         --       --         --
   Issuance of shares under
      employee stock purchase plans.      19    --            119               --         --       --         --
   Retirement of shares related
      to the termination of
      marketing agreement ..........      (8)   --            (39)              --         --       --         --
   Modification to stock options ...      --    --            500               --         --       --         --
   Issuance of stock options with
      exercise prices below fair
      market value .................      --    --             65               --         --       --         --
   Net loss.........................      --    --             --          (37,813)        --       --         --
   Increase in foreign currency
      translation adjustment .......      --    --             --               --         --       --         10
   Decrease in unrealized gain on
      marketable securities ........      --    --             --               --         --       --       (145)

   Total comprehensive loss ........
-------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2002           15,763     2        361,715         (272,436)       (75)      (2)       146
   Exercise of stock options .......     384    --          1,656               --         --       --         --
   Issuance of restricted shares,
      net of amortization...........     500    --          3,650               --         --       --         --
   Issuance of shares under
      employee stock purchase plan.        2                   10
   Net loss.........................      --    --             --           (4,331)        --       --         --
   Decrease in foreign currency
      translation adjustment .......      --    --             --               --         --       --        (78)
   Decrease in unrealized gain on
      marketable securities ........      --    --             --               --         --       --        (85)

   Total comprehensive loss ........
-------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2003           16,649   $ 2      $ 367,031       $ (276,767)       (75)    $ (2)     $ (17)
=========================================================================================================================








          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE LOSS (CONT.)
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (In Thousands)


                                                         Total
                                       Deferred       Stockholders'                 Comprehensive
                                     Compensation        Equity                         Loss
                                     ------------      ------------                 --------------
BALANCES, December 31, 2000.........     $ (252)          $ 246,822                    $      --
   Amortization of deferred
      compensation..................        252                 252
   Exercise of stock options .......         --                 198                           --
   Issuance of shares under
      Employee stock purchase
      purchase plans................         --                 260                           --
   Retirement of shares
      related to the
      SAI acquisition...............         --              (2,203)                          --
   Net loss.........................         --            (119,854)                    (119,854)
   Increase in foreign currency
      translation adjustment .......         --                  87                           87
   Increase in unrealized gain on
      marketable securities.........         --                 766                          766
                                                                                   ---------------
   Total comprehensive loss                                                             (119,001)
------------------------------------------------------------------------------     ===============
BALANCES, December 31,2001 .........         --             126,328
   Exercise of stock options .......         --                 400                           --
   Issuance of shares under
      employee stock purchase plans.         --                 119                           --
   Retirement of shares related
      to the termination of
      marketing agreement ..........         --                 (39)                          --
   Modification to stock options ...         --                 500                           --
   Issuance of stock options with
      exercise prices below fair
      market value .................        (65)                 --                           --
   Net loss.........................         --             (37,813)                     (37,813)
   Increase in foreign currency
      translation adjustment .......         --                  10                           10
   Decrease in unrealized gain on
      marketable securities ........         --                (145)                        (145)
                                                                                   ---------------
   Total comprehensive loss ........                                                     (37,948)
------------------------------------------------------------------------------     ===============
BALANCES, December 31,2002 .........        (65)             89,360                           --
   Exercise of stock options .......         --               1,656                           --
   Issuance of restricted shares,
      net of amortization...........     (3,363)                287                           --
   Issuance of shares under
      employee stock purchase plan..         --                  10                           --
   Net loss.........................         --              (4,331)                      (4,331)
   Decrease in foreign currency
      translation adjustment .......         --                 (78)                         (78)
   Decrease in unrealized gain on
      marketable securities ........         --                 (85)                         (85)
                                                                                   ---------------
   Total comprehensive loss ........                                                    $ (4,494)
-------------------------------------------------------------------------------    ================
BALANCES, December 31,2003 .........   $ (3,428)           $ 86,819

===============================================================================










See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                      (In Thousands, Except Share Amounts)



                                                                                         2003          2002         2001
                                                                                         ----          ----         ----
OPERATING ACTIVITIES:
Net loss............................................................................. $  (4,331)    $ (37,813)  $ (119,854)
Adjustments to reconcile net loss to net cash used in operating activities:..........
  Depreciation and amortization of property and equipment............................       762         3,788        3,750
  Amortization of intangible assets..................................................        --           455        8,462
  Loss on impairment of investments..................................................        --            --       15,419
  Loss on impairment of intangible assets............................................        --        10,360       36,756
  Loss on impairment of marketable securities........................................        --            --        1,042
  Gain on sale of marketable securities and other....................................        --           (15)         (11)
  Provision for doubtful accounts....................................................        18          (560)       5,537
  Noncash sales and marketing expense................................................        --           450        6,740
  Noncash general and administrative expense.........................................        --            --          252
  Noncash charge due to modification of stock options................................        --           500           --
  Amortization of deferred employee compensation plans...............................       287            --           --
  Gain on sale of e-commerce assets to Epicor........................................        --          (514)          --
  Loss/(Gain) on sale or disposal of property and equipment..........................        36         2,262          (20)
  Changes in operating assets and liabilities:
    Accounts receivable..............................................................       449         2,618           23
    Interest receivable, prepaids and other current assets...........................       623         1,203          259
    Assets held for sale.............................................................        48            --           --
    Deposits and other long-term assets..............................................        30           420         (234)
    Accounts payable and accrued liabilities.........................................      (416)       (4,539)      (4,553)
    Deferred revenue.................................................................      (142)       (5,738)       3,999
    Liabilities to be assumed........................................................      (220)           --           --
    Other long-term liabilities......................................................        --          (265)          18
                                                                                        ---------     ---------    ---------
     Net cash used in operating activities.........................................      (2,856)      (27,388)     (42,415)
                                                                                        ---------     ---------    ---------
INVESTING ACTIVITIES:
  Purchase of marketable securities..................................................  (117,881)     (123,611)     (95,527)
  Proceeds from the sale and maturity of marketable securities.......................    96,918       135,860       80,185
  Purchase of property and equipment.................................................       (38)         (182)      (3,463)
  Purchase of investments............................................................        --            --       (2,000)
  Proceeds from sale of investment...................................................        --           200           --
  Proceeds from sale of assets.......................................................        --         1,000           --
  Proceeds from sale of property and equipment.......................................        11           189           --
                                                                                        ---------    ----------    ---------
     Net cash (used in) provided by investing activities............................    (20,990)       13,456      (20,805)

FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options....................................         1,656           400          198
  Proceeds from issuance of common stock related to employee stock
        purchase plans...............................................................        10           119          260
  Repayment of long-term debt....................................................        (5,000)           --           --
                                                                                       ---------    ---------    ---------
     Net cash (used in) provided by financing activities.........................        (3,334)          519          458
                                                                                       ---------    ---------    ---------

Effect of exchange rate change on cash...........................................            --            10           87
CHANGE IN CASH AND CASH EQUIVALENTS............................................         (27,180)      (13,403)     (62,675)
CASH AND CASH EQUIVALENTS, beginning of year...................................          42,225        55,628      118,303
                                                                                       ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, end of year.........................................       $  15,045    $   42,225     $ 55,628
                                                                                       =========    =========    =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest.........................................................       $      --    $      225     $    228
                                                                                       =========    =========    =========

NONCASH TRANSACTIONS:
Retirement of 7,500 shares related to the termination of a sales and
  marketing agreement..........................................................       $      --    $       39     $     --

Grant of Restricted Stock......................................................       $   2,680    $       --     $     --

Retirement of 82,500 shares related to SAI acquisition.........................       $      --    $       --     $ (2,181)




          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001

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

During 2002, the Company adopted a strategic plan to sell or abandon all active software operations and redeploy company capital to enhance stockholder value. On December 6, 2002, the Company sold substantially all of its software operations (comprised of the eProcurement, Sourcing and Settlement product lines) to Epicor Software Corporation for $1.0 million in cash. Separately, on January 1, 2003, the Company sold the assets related to the Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. Therefore, as of December 31, 2002, the Company has discontinued or abandoned substantially all software operations.

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

Management now consists of four executive officers and a support staff of one, all of whom are located in Greenwich, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash and cash equivalent assets to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include Clarus International, Inc., Clarus eMEA Ltd., Clarus CSA, Inc., SAI America Limited, SAI Recruitment Limited, i2Mobile.com Limited and SAI America LLC.

USE OF ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $15.0 million and $42.2 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2003 and 2002, respectively.

MARKETABLE SECURITIES

Marketable securities at December 31, 2003 and 2002 consist of government notes and bonds, commercial paper, certificates of deposit and corporate debt. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

CREDIT AND CUSTOMER CONCENTRATIONS

The Company's accounts receivable have historically subjected the Company to credit risk, as collateral is generally not required. As of December 31, 2003, the Company had no trade accounts receivables. As of December 31, 2002, four customers accounted for more than 10% each, totaling $814,000 or 77.3% of the gross accounts receivable balance on that date. The percentage of accounts receivable due from these four customers was 42.3%, 12.4%, 11.5% and 11.1%, respectively, at December 31, 2002.

During the year ended December 31, 2002, one customer accounted for more than 10% of total revenue, totaling $2.7 million, or 29.9%. During the year ended December 31, 2001, three customers each accounted for more than 10%,of total revenue totaling $6.2 million, or 35.3%. The percentage of total revenue recognized from these three customers was 12.2%, 11.9% and 11.2%, respectively.

During 2003, no revenue was derived from international markets. During 2002, 45.2% of the Company's revenue was derived from international markets, and 29.9% was derived from one customer in the United Kingdom. During 2001, 32.2% of the Company's revenue was derived from international markets, and 12.2% was derived from one customer in Italy.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment, purchased software and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. During 2002, the Company abandoned certain assets located at its principal facilities in Suwanee, Georgia. and its offices in Maidenhead, England and Limerick, Ireland. These fixed asset amounts and the related accumulated depreciation were written off, resulting in an impairment charge of $2.1 million that is included in the loss on sale or disposal of assets in the accompanying consolidated statement of operations for the year ended December 31, 2002.

Property and equipment are summarized as follows (in thousands):


                                                                December 31,       Useful Life
                                                             -----------------     -----------
                                                              2003       2002       (in years)
                                                             ------     ------     -----------
Computers and equipment.....................................  $  52     $ 1,364       1 - 5
Purchased software..........................................     --       1,005       1 - 5
Furniture and fixtures......................................     35          35       1 - 7
Leasehold improvements......................................     34           -         8
                                                              -------    -------
                                                                121       2,404
Less: accumulated depreciation and amortization.............    (83)     (1,595)
                                                             -------    -------
    Property and equipment, net.............................   $ 38     $   809
                                                             =======    =======

Depreciation and amortization expense related to property and equipment totaled $0.8 million, $3.8 million, and $3.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has included purchased software in property and equipment, which represents the cost of purchased integration software tools. It also includes the cost of licenses to use, embed and sell software tools developed by others. These costs are amortized ratably based on the projected revenue associated with these purchased or licensed tools and products or the straight-line method over two years, whichever method results in a higher level of annual amortization. Amortization expense related to purchased software amounted to approximately $0.3 million, $2.2 million and $1.3 million, in 2003, 2002, and 2001, respectively. Accumulated amortization related to purchased software totaled $0 and $698,000 at December 31, 2003 and 2002, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any material revenue from these companies during 2003, 2002 or 2001. During 2001, the Company recorded charges of $15.4 million for other than temporary losses on these investments. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2003 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company tested goodwill and intangible assets with definite lives for impairment according to the provisions of SFAS 142 and SFAS 144, respectively, which resulted in an impairment of $6.8 million of goodwill and $3.5 million of intangible assets with definite lives. No balances for goodwill or intangible assets remained as of December 31, 2003 and 2002, respectively.

Prior to the adoption of SFAS 142, the Company recorded $7.6 million of amortization expense related to goodwill during the year ended December 31, 2001. As a result of adopting SFAS 142, the Company did not recognize any goodwill amortization during the year ended December 31, 2003 and 2002.

The following table reconciles previously reported net income and earnings per share as if the provisions of SFAS 142 were in effect in 2001.

                                             2003         2002        2001
                                             ----         ----        ----
Reported net loss.....................    $ (4,331)   $ (37,813)   $(119,854)
Add back goodwill amortization........          --           --        7,600
                                           ---------   ---------    ---------
Adjusted net loss.....................    $ (4,331)   $ (37,813)   $(112,254)
                                           =========   =========    =========
Earnings per Share:

  Basic - as reported................       $(0.27)     $(2.42)      $(7.72)

  Basic - pro forma..................       $(0.27)     $(2.42)      $(7.23)


  Diluted - as reported..............       $(0.27)     $(2.42)      $(7.72)

  Diluted - pro forma ...............       $(0.27)     $(2.42)      $(7.23)
                                            =======     =======      =======

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

Prior to their impairment, intangible assets were being amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense related to these intangible assets amounted to $0, $0.5 million, and $8.5 million in 2003, 2002, and 2001, respectively.

LONG-LIVED ASSETS

On January 1, 2002 the Company adopted the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 provides a single accounting model for the impairment or disposal of long-lived assets. SFAS 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The adoption of SFAS 144 did not have a significant impact on the Company's consolidated financial statements.

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale are presented separately in the appropriate asset and liability sections of the balance sheet.

Prior to the adoption of SFAS 144, the Company accounted for long-lived assets in accordance with SFAS 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2003 and 2002 (in thousands):

                                                        2003        2002
                                                        ----        ----
Accounts payable.................................      $ 432       $  412
Accrued compensation, benefits and commissions...        187           31
Restructuring accruals...........................        230        1,064
Accrued professional services....................        336           --
Accrued franchise taxes..........................        180           --
Other............................................        155          429
                                                      ------       ------
                                                      $1,520       $1,936
                                                      ======       ======

PRODUCT RETURNS AND WARRANTIES

The Company provided warranties for its products after the software was purchased for an agreed-upon period. The Company generally supports only current releases and the immediately prior releases of its products. The Company's license agreements did not permit product returns by its customers. The Company has not experienced significant warranty claims to date. Accordingly, the Company has not provided a reserve for warranty costs at December 31, 2003 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximates fair value. Marketable securities are carried at market value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments approximated their respective carrying values at December 31, 2003 and 2002.

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

Amounts that have been received in cash or billed but that do not yet qualify for revenue recognition are reflected as deferred revenues. Deferred revenues at December 31, 2003 and 2002, were as follows (in thousands):


                                                      2003           2002
                                                      ----           ----
Deferred revenues:
    Deferred license fees.........................   $ 1,106       $ 1,106
    Deferred maintenance fees.....................        --           142
                                                      ------        ------
    Total deferred revenues.......................     1,106         1,248

    Less current portion..........................     1,106         1,248
                                                      ------        ------
    Non-current deferred revenues..................  $    --       $    --
                                                      ======        ======

Deferred license fees include amounts collected under reseller agreements for which revenue has not been recognized. Deferred services, training fees and maintenance fees consist of prepaid fees for the performance of these services in the future.

In November 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred", stating that reimbursements received for out-of-pocket expenses should be characterized as revenue. The Company adopted this consensus effective January 1, 2002. Historically the Company has not reflected such reimbursements as revenue in its consolidated statements of operations. Upon adoption of this consensus, comparative financial statements for prior periods were reclassified to provide consistent presentation. The adoption of this consensus did not have any impact on the Company's financial position or results of operations, however, the Company's services fees revenue and cost of services fees revenue increased by an equal amount as a result of the gross-up of revenues and expenses for reimbursable expenses. For the fiscal year ended December 31, 2002 the Company recorded services fees revenue and cost of services fees revenue from out-of-pocket expenses of approximately $206,000. For the fiscal years ended December 31, 2001, the Company's services fees revenue and cost of services fees revenue increased by approximately $668,000, as a result of the reclassification of these reimbursements.

RESEARCH AND DEVELOPMENT

Research and development expenses were charged to expense as incurred. Computer software development costs were charged to research and development expense until technological feasibility is established, after which remaining software production costs are capitalized in accordance with SFAS No. 86, "Accounting for Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". The Company has defined technological feasibility as the point in time at which the Company has a working model of the related product. Historically, the development costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material. Therefore, the Company has charged all software development costs to research and development expense for the three years ended December 31, 2003.

ADVERTISING EXPENSES

Advertising costs are expensed as incurred and totaled $1,000, $5,000 and $319,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

STOCK-BASED COMPENSATION PLAN

The Company has an employee stock option plan, which is described more fully in
Note 10. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a change to the fair based-value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company has elected to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period.

The following table shows what the effect on net loss and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option pricing model is assumed to be amortized to expense over the option's vesting periods.

                                                                           (in thousands, except per share amounts):

                                                                              2003           2002            2001
                                                                              ----           ----            ----
Net loss, as reported.................................................      $(4,331)      $(37,813)       $(119,854)
Add stock-based employee compensation expense included in reported
  net loss,...........................................................          287            500              252
Deduct total stock-based employee compensation expense determined
  under fair-value based method for all awards........................       (5,049)        (1,913)          (4,211)
                                                                           ---------       ---------      ----------
Pro forma net loss                                                         $ (9,093)      $(39,226)       $(123,813)
                                                                           =========       =========      ==========
Earnings per Share:

  Basic - as reported.................................................       $(0.27)        $(2.42)         $(7.72)

  Basic - pro forma...................................................       $(0.57)        $(2.51)         $(7.97)


  Diluted - as reported...............................................       $(0.27)        $(2.42)         $(7.72)

  Diluted - pro forma ................................................       $(0.57)        $(2.51)         $(7.97)
                                                                           =========       =========      ==========

Refer to Note 10 to the consolidated financial statements for assumptions used in the Black-Scholes option pricing model.

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

NET LOSS PER SHARE

Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2003, 2002 and 2001 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options due to the net loss for the years ended December 31, 2003, 2002 and 2001. The potential effects of excluded incremental shares are as follows (in thousands):

                                                                     2003       2002      2001
                                                                     ----       ----      ----
Effect of shares issuable under stock option plan                     202        107       194
Effect of shares issuable under
    Restricted stock awards                                            28          -         -
                                                                      ---        ---       ---
Total effect of potential incremental shares                          230        107       194
                                                                      ===        ===       ===

At December 31, 2003, 1,283,867 options were excluded in the computation of diluted earnings per share due to the net loss for the year ended December 31, 2003 and 815,000 options were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market share price of the common shares.

At December 31, 2002, 326,034 options were excluded in the computation of diluted earnings per share due to the net loss for the year ended December 31, 2002 and 2,528,872 options were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market share price of the common shares.

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

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2003, 2002, and 2001 the Company operated in one principal business segment, e-commerce software solutions, across domestic and international markets.

Geographic revenue and the carrying value of property and equipment as of and for the years ended December 31, 2003, 2002 and 2001 were as follows:


(in thousands)                                                  2003                 2002                 2001
                                                                ----                 ----                 ----
Revenue:
United States                                                 $  130              $ 4,954             $ 11,980
England                                                           --                2,702                  571
Italy                                                             --                  319                2,503
Other international                                               --                1,059                2,619
                                                               ------              -------              -------
Total                                                         $  130              $ 9,034             $ 17,673
                                                               ======              =======              =======
Property and equipment:
United States                                                 $   38              $   809             $  6,661
International                                                     --                   --                  537
                                                               ------              ------               -------
Total                                                         $   38              $   809             $  7,198
                                                                ======              =======              =======

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities an interpretation of ARB No. 51", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation, Transition and Disclosure, an amendment of FASB Statement No. 123". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements. The Company has provided the required disclosures with respect to indemnifications in Note 12 to the consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 did not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt", SFAS 44, "Accounting for Intangible Assets of Motor Carriers" and SFAS 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements". SFAS 145 amends SFAS 13, "Accounting for Leases", eliminating an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications with similar economic effects as sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under certain conditions. The provisions related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS 145 did not have a material impact on the Company's consolidated financial statements.

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

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" . This EITF provided guidance on how to account for arrangements that involve delivery or performance of multiple products, services and /or rights to use assets. The provision of EITF Issue No. 00-21 applies to revenue arrangements entered into in quarters beginning after June 15, 2003. The Company does no expect the adoption of EITF Issue No. 00-21 to have any material impact on its consolidated financial position or results of operations.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities , to be classified as liabilities rather than equity or temporary equity. SFAS No 150 becomes effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period after June 15, 2003. The application of this statement did not impact the Company's consolidated financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. MARKETABLE SECURITIES

As of December 31, 2003, and 2002, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale marketable securities by major security type and class of security at December 31, 2003 were as follows (in thousands):

                                                                           Gross               Gross
                                                       Amortized          Unrealized         Unrealized        Fair
                                                          Cost          Holding Gains      Holding Losses      Value
                                                         ------         -------------      --------------     -------
Commercial paper..................................     $  2,195          $        --        $         --     $ 2,195
Corporate notes and bonds.........................       10,123                    4                 (28)     10,099
Government notes and bonds........................       61,384                    8                  (1)     61,391
                                                         ------                -----                -----    --------

               Total..............................     $ 73,702          $        12        $        (29)    $73,685
                                                        =======                =====                =====    ========

The maturities of all securities are less than 18 months at December 31, 2003. $67.6 million mature in less than 12 months and $6.1 million mature between 12 and 18 months. The Company had no sales of marketable securities for the year ended December 31, 2003.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale marketable securities by major security type and class of security at December 31, 2002 were as follows (in thousands):

                                                                           Gross               Gross
                                                       Amortized         Unrealized          Unrealized        Fair
                                                          Cost          Holding Gains      Holding Losses      Value
                                                         ------         -------------      --------------     -------
Commercial paper..................................     $ 16,595          $        --        $         --    $ 16,595
Corporate notes and bonds.........................       15,115                   22                  (2)     15,135
Government notes and bonds........................       19,106                   48                  --      19,154
Certificates of Deposit...........................        2,001                   --                  --       2,001
                                                         ------                -----                -----    --------

               Total..............................     $ 52,817          $        70        $         (2)   $ 52,885
                                                        =======                =====                =====    =======

The maturities of all securities are less than one year at December 31, 2002. The Company had $15,000 of realized gains and had no realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2002. The Company received approximately $15.0 million in proceeds from these sales.

The Company had no realized gains and had approximately $11,000 in realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2001. The Company received approximately $2.9 million in proceeds from these sales.

3. ACQUISITIONS AND DISPOSITIONS

SALE OF OPERATING ASSETS

On December 6, 2002, the Company sold its e-commerce software business to Epicor Software Corporation for $1.0 million. Approximately $200,000 of the purchase price was placed in escrow and is included in cash and cash equivalents in the accompanying consolidated balance sheet at December 31, 2003. The Company recorded a gain in 2002 on the sale of the business of approximately $514,000.

On January 1, 2003, the Company sold its Cashbook product to an employee group in Limerick, Ireland. Assets held for sale and liabilities to be assumed related to the sale of the Cashbook product as of December 31, 2002 were as follows (in thousands):

                                                 DECEMBER 31,
                                                     2002
                                                     ----
ASSETS HELD FOR SALE
--------------------

Accounts receivable, net                             $ 41
Prepaids and other current assets                       7
Property and equipment, net                             -
                                                     ----
Total assets held for sale                           $ 48
                                                     ====
LIABILITIES TO BE ASSUMED
-------------------------

Deferred revenue                                    $ 220
                                                    -----

Total liabilities to be assumed                     $ 220
                                                     ====

The Company recognized a gain of approximately $157,000 related to the sale of Cashbook during the first quarter of 2003.

4. RELATED-PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

In early 2003, the Company entered into an oral agreement with Kanders & Company, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated. The Company was reimbursed $95,000 by Kanders & Company in 2003 for rent and other costs incurred by the Company related to this property as a result of the voluntary termination of the lease.

During the year ended December 31, 2003, the Company expensed approximately $45,000, for payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for Board meetings, the closing of the Atlanta facility, and meetings for potential redeployment transactions. Kanders & Company reimburses the Company for expenses such as rent, telecommunication charges and other office expenses incurred on behalf of Kanders & Company. These expenses may be offset by travel expenses incurred by Kanders Aviation LLC on behalf of the Company as previously discussed. As of December 31, 2003, the Company had outstanding a net payable of approximately $10,000 to Kanders & Company and Kanders Aviation LLC. The amounts due to Kanders Aviation LLC are included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet and the amounts due from Kanders & Company are included in prepaids and other current assets in the accompanying consolidated balance sheet.

After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he is entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery continued to be a member of our Board of Directors and entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over two years. At December 31, 2003, $125,000 remained outstanding and is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.

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

On November 1, 2001, the Company engaged E.Com Consulting to perform market research and provide recommendations concerning the needs and opportunities associated with the Company's settlement product. E.Com Consulting subcontracted with e-RM International, Inc. ("e-RMI") to assist with a portion of this project. e-RMI is a Delaware corporation whose sole shareholder is Chrismark Enterprises LLC. Chrismark Enterprises LLC is owned by Mark Johnson, a former director of the Company and his wife. The contract period of the engagement was November 1, 2001 through January 31, 2002 for which the Company agreed to pay total professional fees of $50,000 plus out-of-pocket expenses. Of this amount, $7,805 was paid to e-RMI. The Company expensed a total of $42,164 in connection with the engagement during 2001 and had a balance due E.Com of $34,359 at December 31, 2001 that is included in accounts payable and accrued liabilities in the consolidated balance sheet. The contract was terminated by the Company during January 2002. No expense was incurred during 2002 and all amounts due E.Com were paid in January 2002. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Johnson was not re-elected as a director of the Company.

On February 7, 2002 Todd Hewlin joined the Company's Board of Directors. Mr. Hewlin is a managing director of The Chasm Group, LLC, a consultancy organization focusing on helping technology companies develop and implement strategies that create and sustain market leadership positions for their core products while building shareholder value and a sustainable competitive advantage. During 2001, the Company engaged The Chasm Group to assist the Company on various strategic and organizational issues. The contract period of the engagement was November 15, 2001 through February 15, 2002 for which the Company agreed to professional fees of $225,000 plus out-of-pocket expenses. The Company expensed a total of $145,000 during 2002 that is included in general and administrative in the accompanying consolidated statement of operations and expensed $131,000 during 2001. The Company expensed an additional $54,000, outside the original engagement, during 2002 related to further services performed by The Chasm Group that is included in general and administrative in the accompanying consolidated statement of operations. At the May 21, 2002 Annual Meeting of Stockholders, Mr. Hewlin was not re-elected as a director of the Company.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

5. RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $4.2 million were expensed in 2001 to align better the Company's cost structure with projected revenue. The charges were comprised of $3.0 million for employee separation and related costs for 181 employees and $1.2 million for facility closure and consolidation costs.

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

During 2003, the Company determined that actual restructuring and related charges were in excess of amounts provided for in 2002 and recorded additional restructuring charges of $250,000. This amount was expensed to general and administrative costs in the accompanying consolidated statement of operations during 2003. The charges for 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

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

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2003, 2002 and 2001 and the balance of the accrual as of December 31, 2003 (in thousands):


                                              Employee       Facility
                                              Separation     Closing    Total  Restructuring
                                              Costs          Costs      and Related Costs
                                              -----          -----      -----------------
Accruals during 2001                            $2,939       $1,218          $4,157

Expenditures during 2001                         2,259            9           2,268
                                                ------       ------          ------
Balance at December 31, 2001                       680        1,209           1,889

Accruals during 2002                             4,645        3,905           8,550

Expenditures during 2002                         4,196        4,977           9,173

Credits in 2002                                    202         --               202
                                                ------       ------          ------
Balance at December 31, 2002                       927          137           1,064

Accruals during 2003                               223           27             250

Expenditures during 2003                         1,025           59           1,084
                                                ------       ------          ------
Balance at December 31, 2003                    $  125       $  105          $  230
                                                ======       ======          ======

For the years ended December 31, 2003, 2002 and 2001, the restructuring and related costs were classified in the Company's consolidated statements of operations as follows (in thousands):

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                     ----------------------------------------------------------------------------
                                                            2003                       2002                      2001
                                                            ----                       ----                      ----
Cost of revenues - services fees                        $     --                   $    858                  $  1,177
Research and development                                      --                      1,291                       217
Sales and marketing                                           --                      1,242                     1,218
General and administrative                                   250                      5,159                     1,545
                                                             ---                      -----                     -----
    Total                                                 $  250                   $  8,550                  $  4,157
                                                          ======                   ========                  ========

6. INCOME TAXES

For financial reporting purposes, losses from continuing operations before income taxes includes the following components (in thousands):

                                                                           YEAR ENDED
                                                                          DECEMBER 31,
                                                         -----------------------------------------------
                                                             2003             2002             2001
                                                         -------------   ---------------    ------------
Pre-tax loss:
    United States                                       $  (4,331)      $   (25,770)       $  (66,995)
    Foreign                                                    --           (12,043)          (52,859)
                                                        ------------    ------------       -----------
                                                        $  (4,331)      $   (37,813)       $ (119,854)
                                                        ============    ============       ===========

The Company files a consolidated income tax return with its wholly owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2003 are as follows (in thousands):

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      2003             2002              2001
                                                                  -------------   ---------------    ------------
Current:
    Federal                                                       $     --       $       --           $    --
    State                                                               --               --                --
    Foreign                                                             --               --                --
                                                                  ------------   -------------       ------------
                                                                        --               --                --
                                                                  ------------   -------------       ------------
Deferred:
    Federal                                                            (3,492)          579               (19,950)
    State                                                                (513)          164                (4,809)
    Foreign                                                             5,962        (2,026)               (2,513)
                                                                  ------------   -------------       ------------
                                                                        1,957        (1,283)              (27,272)
Increase/(Decrease) in valuation allowance for
deferred income taxes                                                  (1,957)        1,283                27,272
                                                                  ------------   -------------       ------------
                                                                  $        --    $       --          $         --
                                                                  ============   =============       ============

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2003, 2002 and 2001:

                                                                                     YEAR ENDED
                                                                                    DECEMBER 31,
                                                                   -----------------------------------------------
                                                                       2003             2002             2001
                                                                   -------------   ---------------    ------------

Computed "expected" income tax expense (benefit)                      (34.0)%          (34.0)%          (34.0)%
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal income taxes                    (7.7)             0.3             (2.6)
    Other, net                                                          1.5              1.3              0.1
    Benefit of prior year NOL adjustments                             (54.2)              --               --
    Nondeductible goodwill                                               --              9.6             12.8
    Income tax effect attributable to foreign operations              135.6              2.6              0.9
    Nondeductible expired/cancelled warrants and options                3.3             16.8              0.0
    Increase in valuation allowance                                   (44.5)             3.4             22.8
                                                                 -----------      ----------        ---------
Income tax expense (benefit)                                             --               --               --
                                                                 ===========      ===========       =========

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's existing deferred income tax assets and liabilities as of December 31, 2003 and 2002 are as follows:

                                                                            YEAR ENDED
                                                                            DECEMBER 31,
                                                                  ----------------------------
                                                                      2003             2002
                                                                 -------------   -------------
Deferred income tax assets:
    Net operating loss, capital loss and research &               $  57,454       $  57,616
       experimentation credit carryforwards
    Allowance for doubtful accounts                                      --              55
    Depreciation and amortization                                         3             615
    Non-cash compensation                                               112             321
    Accrued liabilities                                                  44             339
    Reserves for investments                                          1,728           2,352
                                                                 -------------    -----------
Net deferred income tax assets before valuation allowance            59,341          61,298
Valuation allowance for deferred income tax assets                  (59,341)        (61,298)
                                                                 -------------     -----------
Net deferred income tax assets                                   $       --        $     --
                                                                 =============     ===========

The net decrease in the valuation allowance for deferred income tax assets for 2003 was $2.0 million as compared to an increase in 2002 and 2001 of $1.3 million and $27.3 million, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against deferred income tax assets at December 31, 2003, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2003, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $129.4 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately $4.0 million that are available to offset future taxable income in foreign jurisdictions.

The Company's ability to benefit from certain net operating loss carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $113.4 million of the $129.4 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

7. DEBT

The Company's debt consists of the following as of December 31, 2003 and 2002 (in thousands):

                                                                                          2003        2002
                                                                                          ----        ----
Convertible subordinated promissory note with a commercial bank,
      due March 15, 2005, interest payable quarterly at 4.5%..................          $  --      $ 5,000
                                                                                         ------      ------

Less current portion of long-term debt........................................             --        5,000
                                                                                         ------     ------
                                                                                        $  --      $   --
                                                                                         ======     ======

The Company had a $5.0 million convertible subordinated promissory note (the "Note") with a commercial bank that was due March 15, 2005. The note provided for the ability of the holder to convert, at its option, all or any portion of the principal of the Note into common stock of the Company at the price of $147.20 per share. If the quoted price per share of the Company's common stock exceeded 200% of the conversion price then in effect for at least 20 trading days in any period of 30 consecutive trading days, the Company had the right to require that the holder of the Note convert all of the principal of the Note into common stock of the Company at the price of $147.20 per share.

Upon the occurrence of a change of control, as defined in the Note, the Company would be required to prepay the entire outstanding principal amount of the Note, together with all accrued interest within five business days. On April 18, 2003, Peachtree Equity Partners L.P., as the assignee of the note, agreed to dismiss with prejudice, an action commenced by Peachtree Equity in the Georgia state court for prepayment of the note, plus interest and attorneys fees. In connection with such dismissal, the Company made a payment to Peachtree Equity comprised of the $5.0 million outstanding principal amount of the note.

8. ROYALTY AGREEMENTS

The Company was previously a party to royalty and other original equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $0, $24,000, and $169,000, in royalty expense for the years ended December 31, 2003, 2002, and 2001, respectively, pursuant to these agreements. The royalty fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations. Epicor Corporation assumed all outstanding royalty agreements in connection with the sale of the Company's e-commerce software business on December 6, 2002.

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $2,000, $55,000 and $147,000 in 2003, 2002 and 2001, respectively.

On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plans. Common stock is purchased directly from the Company on behalf of the participants. During the years ended December 31, 2003, 2002 and 2001, 2,349, 18,548, and 55,420 shares were purchased for the benefit of the participants under the Plans, respectively. As of December 31, 2003, there were no participants in either the U.S. or Global Plans.

10. STOCK INCENTIVE PLANS

The Company had a stock option plan for employees, consultants, and other individual contributors to the Company, which enabled the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The plan terminated in November 2002 but 130,388 stock options awarded under the plan are vested and eligible to be exercised at December 31, 2003.

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

Upon the acquisition of the SAI/Redeo Companies on May 31, 2000, the Company assumed the Stock Incentive Plan of Software Architects International, Limited (the "SAI Plan"), and the options outstanding. The SAI Plan enabled the Company to grant up to 750,000 nonqualified stock options. The Company could grant options to eligible participants who had to be employees of the Company or its subsidiaries or consultants, but not directors or officers of the Company.

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

In December 2002, the Company granted options to purchase a total of 1,250,000 shares of common stock to three senior executives. 450,000 of these options were issued with an exercise price of $5.35 per share, 400,000 were issued with an exercise price of $7.50 per share and 400,000 were issued with an exercise price of $10.00 per share. A portion of the options issued at $5.35 per share were issued at less than the fair market value on the date of grant. The Company recorded deferred compensation of $65,000 to be recognized over the vesting period of five years.

In December 2002, the Company made an election to accelerate vesting of substantially all of the Company's outstanding stock options in connection with the acquisition by Epicor Software Corporation of the e-commerce assets of the Company. This resulted in a non-cash stock compensation charge of approximately $500,000 during 2002.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2,680,000 was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2003 to $3,650,000 to account for the increase in fair market value from grant date through December 31, 2003. During the year ended December 31, 2003, $274,000 was amortized to compensation expense for this award. At December 31, 2003, these shares were excluded from the computation of diluted earnings per share due to the net loss for the year ended December 31, 2003.

At December 31, 2003, 1,283,867 options were excluded in the computation of diluted earnings per share due to the net loss for the year ended December 31, 2003 and 815,000 options were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market share price of the common shares.

At December 31, 2002, 326,034 options were excluded in the computation of diluted earnings per share due to the net loss for the year ended December 31, 2002 and 2,528,872 options were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market share price of the common shares.

The Company recorded total non-cash stock compensation expense of approximately $287,000, $500,000 and $252,000 for the years ended December 31, 2003, 2002 and
2001, respectively.

Total options available for grant under all plans as of December 31, 2003 were 795,430.

A summary of changes in outstanding options during the three years ended December 31, 2003 is as follows:

                                                                                                      Weighted
                                                                                     Range of         Average
                                                                                     Exercise         Exercise
                                                                     Shares           Prices           Price
                                                                     ------          --------         --------
December 31, 2000..............................................     3,267,122     $0.67-$136.00        $23.51

     Granted...................................................     1,923,240     $3.43-$  9.25        $ 5.80
     Canceled..................................................    (1,886,791)    $1.00-$136.00        $25.80
     Exercised.................................................       (62,445)    $0.67-$  5.75        $ 3.17
                                                                   -----------
December 31, 2001..............................................     3,241,126     $1.00-$128.13        $12.06

     Granted...................................................     2,238,882     $3.76-$ 10.00        $ 6.40
     Canceled..................................................    (2,512,447)    $1.00-$128.13        $12.13
     Exercised.................................................      (112,655)    $1.00-$  5.17        $ 3.51
                                                                   -----------
December 31, 2002.............................................      2,854,906     $1.00-$ 82.56        $ 7.76

     Granted...................................................         5,000     $7.30-$  7.30        $ 7.30
     Canceled..................................................      (377,047)    $3.49-$ 82.56        $16.69
     Exercised.................................................      (383,992)    $1.00-$  6.13        $ 4.31
                                                                   -----------
December 31, 2003..............................................     2,098,867     $3.67-$ 10.00        $ 6.77
                                                                   ===========

Vested and exercisable at December 31, 2003....................       864,392                          $ 6.22
                                                                   ===========

Vested and exercisable at December 31, 2002....................     1,158,508                          $ 8.56
                                                                   ===========

Vested and exercisable at December 31, 2001...................      1,122,296                          $15.40
                                                                  ===========

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                    2003           2002           2001
                                    ----           ----           ----
Dividend yield.................       0%             0%            0%
Expected volatility............      62%            76%           90%
Risk-free interest rate........    2.86%        2.63%-4.43%    3.56%-4.98%
Expected life..................   Four years    Four years     Four years

Using these assumptions, the fair values of the stock options granted during the years ended December 31, 2003, 2002, and 2001, were approximately $18,000, $6.4 million and $7.4 million, respectively, which would be amortized over the vesting period of the options. The weighted-average grant-date fair values of the stock options granted during the years ended December 31, 2003, 2002 and 2001, were $3.50, $2.86, and $3.84, respectively.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2003:

                                            Outstanding                                          Exercisable
                       -------------------------------------------------------    -------------------------------------------
                                                                 Weighted
                                Number            Weighted        Average                   Number               Weighted
      Exercise                of Shares            Average       Remaining                of Shares              Average
       Price                Outstanding at        Exercise      Contractual             Exercisable at           Exercise
       Range              December 31, 2003         Price      Life (Years)           December 31, 2003          Price
       ------             -----------------       --------    -------------           -----------------           -------
$ 3.67  - $ 5.50             1,037,888            $ 5.27            7.0                     477,888               $ 5.18
$ 5.99  - $ 7.63               660,979            $ 7.18            7.2                     306,504               $ 6.87
$ 10.00 - $10.00               400,000            $10.00            9.0                      80,000               $10.00
                             ---------                                                     ---------
                             2,098,867             $6.77            7.4                     864,392               $ 6.22
                             =========                                                     =========

11. STOCKHOLDERS' EQUITY

COMMON STOCK

During 2000, the Company entered into agreements with three strategic partners, who were also customers, to provide various sales and marketing efforts on behalf of the Company in exchange for 39,118 shares of the Company's common stock. The total value of these common stock grants was approximately $3.8 million based upon the value of the Company's common stock at the date of grant. The Company recognized $0, $0.6 million and $1.6 million of total revenues from these customers during the years ended December 31, 2003, 2002 and 2001, respectively.

The sales and marketing agreement signed with one strategic partner also required cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of the common stock and the expected cash payments as deferred sales and marketing costs during 2000. During 2001, the Company terminated the sales and marketing agreement with this strategic partner resulting in a write-off of the remaining deferred sales and marketing costs of $1.4 million. Also, as a result of the termination, the Company is no longer required to make cash payments of $300,000 for the last two years of the agreement

The Company recorded non-cash sales and marketing expense, including the write-off discussed above, of approximately $0, $0.4 million and $2.5 million during 2003, 2002 and 2001, respectively related to these agreements.

WARRANTS

During 1999, the Company issued warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $10.00 to $53.75 per share, which expired in December 2002. These warrants were issued to certain strategic partners, who were also customers, in exchange for the agreement to be party to a sales and marketing agreement between the Company and the strategic partner to provide various sales and marketing efforts on behalf of the Company. The total fair market value of the warrants was approximately $11.9 million, which was recorded as additional paid-in capital and deferred sales and marketing costs at the date of issuance. The Company recorded non-cash sales and marketing expense of approximately $4.3 million related to these agreements during the year ended December 31, 2001. These warrants were fully amortized as of December 31, 2001 and expired in December 2002. The Company did not recognize any revenue from these customers during 2003, 2002 or 2001.

The Company previously granted 25,000 warrants to a strategic partner in return for completion of predetermined sales and marketing milestones. The exercise price of these warrants was $53.75 per share and the warrants expired on October 31, 2003.

During 2000, the Company awarded 33,334 warrants to a third party software developer in exchange for services. The exercise price of the 33,334 warrants was $56.78 per share and the warrants expired on March 31, 2003. The fair market value of the warrants on the date of grant was $424,000 and was recorded as additional paid-in capital and non-cash research and development expense during 2000.

12. COMMITMENTS AND CONTINGENCIES

LEASES

  The Company rents certain office space, under noncancelable operating leases. Rents charged to expense were approximately $0.2 million, $1.2 million and $2.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Future minimum lease payments for the next five years and thereafter under noncancelable operating leases with remaining terms greater than one year as of December 31, 2003, are as follows (in thousands):

                            Gross Rental        Sub-Lease
                            Obligations          Income
                            -----------          ------
Year ending December 31,

      2004                   $   328            $   103
      2005                       474                140
      2006                       413                104
      2007                       403                101
      2008                       420                105
      Thereafter               2,021                505
                              -------             ------
      Total                  $ 4,059            $ 1,058
                              =======           ======

Our corporate headquarters is currently located in Greenwich, Connecticut where we lease approximately 2,700 square feet for $11,312 a month, pursuant to a lease, which expires on June 30, 2004.

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increase during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. The bank that issued the letter of credit holds an $850,000 deposit against the letter of credit. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit. We expect to commence occupation of this space in June 2004 upon the completion of all build-out construction.

In early 2003, the Company entered into an oral agreement with Kanders & Company, pursuant to which the Company subleased approximately 1,989 square feet in Greenwich, Connecticut from Kanders & Company for $9,572 a month (subject to increases every three years). In June 2003, this agreement with Kanders & Company was terminated as the underlying lease held by Kanders & Company for the Greenwich property was voluntarily terminated.

We also lease approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $9,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expires in February 2006. This facility has been sub-leased for approximately $4,000 a month, pursuant to a sublease, which expires on January 30, 2006. The cost, net of the estimated sublease income has been included in general and administrative expense in the accompanying consolidated statement of operations in 2002.

INDEMNIFICATION

The Company has agreed to indemnify Epicor Software Corporation, as part of the sale of the Company's e-commerce business, for the conduct of this business prior to December 6, 2002. Additionally, the Company had historically indemnified its customers against damages and costs resulting from claims of patent, copyright, or trademark infringement associated with use of the software in its software licensing agreements.

The Company has not made any accruals or payments under such indemnifications. However, the Company continues to monitor the conditions that are subject to the indemnifications to identify whether it is probable that a loss has occurred, and would recognize any such losses under the indemnifications when those losses are reasonably estimable.

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

On April 18, 2003, Peachtree Equity Partners L.P., as the assignee of a five-year promissory note made by the Company in the amount of $5.0 million, agreed to dismiss with prejudice, an action commenced by Peachtree Equity in the Georgia state court for prepayment of the promissory note, plus interest and attorneys fees. In connection with such dismissal, the Company made a payment to Peachtree Equity comprised of the $5.0 million outstanding principal amount of the promissory note.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller concluded that the Company's disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2003 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in our Proxy Statement used in connection with our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2004 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K Financial Statements, Financial Statement Schedules and Exhibits

       (a)  Financial Statements

          (1) The following financial statements are filed with this report on the following pages indicated:

                                                                                                                         Page
          Independent Auditors' Report................................................................................    25
          Consolidated Balance Sheets--December 31, 2003 and 2002.....................................................    26
          Consolidated Statements of Operations--Years Ended December 31, 2003, 2002 and 2001.........................    27
          Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2003,
          2002 and 2001...............................................................................................    28
          Consolidated Statements of Cash Flows--Years Ended December 31, 2003, 2002 and 2001.........................    30
          Notes to Consolidated Financial Statements..................................................................    31

       (b)  Financial Statement Schedule

          Independent Auditors' Report on Financial Statement Schedule................................................    54
          Schedule II - Valuation and Qualifying Accounts.............................................................    55


       (c)  Reports on Form 8-K.

            During the quarter ended December 31, 2003, the Company filed a Current Report on Form 8-K on November 12, 2003, with respect to Items 7 and 9, relating to a press release dated November 11, 2003, announcing the Company's earnings for the three-month period ended September 30, 2003.

       (d)  Exhibits

               Exhibit
               Number           Exhibit
               ------           -------
               3.1              Amended and Restated Certificate of Incorporation of the Company Incorporated
                                by reference from Exhibit 3.3 to the Company's Form S-1 Registration Statement (File
                                No. 333- 46685)).

               3.2              Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 9.1 to the Company's 10-Q filed on August 14, 2000).

               3.3              Amendment to Amended and Restated Certificate of Incorporation of the Company
                                (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K,
                                filed on July 31, 2003).

               3.4              Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-63535)).

               3.5              Amendment No. 1 to the Amended and Restated Bylaws of the Company. (filed as Exhibit 3.4 to
                                Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003 and incorporated herein by reference).

               4.1              See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Amended and Restated
                                Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

               4.2              Specimen Stock Certificate (incorporated by reference from Exhibit 9.1 to Company's
                                Registration Statement on Form S-1 (File No. 333-46685)).



               4.3              Restricted Stock Agreement dated as of April 11, 2003 between the Company and
                                Warren B. Kanders (incorporated by reference from Exhibit 4.1 to the
                                Company's Form 10-Q filed on May 15, 2003). *

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

               10.4             Bill of Sale and Assumption Agreement, dated as of December 6, 2002, between
                                Epicor Software Corporation and the Company (incorporated by reference from
                                Exhibit 2.2 to the Company's (Form 8-K filed on October 18, 2002).

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

               10.21            Amendment to 1992 Stock Option Plan. (incorporated by reference from Exhibit
                                10.2 to the Company's Form 10-K filed on March 30, 2000). *

               10.22            Lease dated as of September 23, 2003 between Reckson Operating Partnership,
                                L.P., the Company, and Kanders & Company, Inc. (incorporated by reference from
                                Exhibit 10.1 to the Company's 10-Q filed on November 12, 2003.

               10.23            Transportation Services Agreement dated as of December 18, 2003 between Kanders
                                Aviation, LLC and the Company.

               21.1             List of Subsidiaries.

               23.1             Independent Auditors' Consent.

               31.1             Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

               31.2             Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

               32.1             Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

               32.2             Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934


               * Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLARUS CORPORATION

Date:  March 11, 2004
                                       By:  /s/ Nigel P. Ekern
                                            ------------------------------------
                                            Nigel P. Ekern
                                            Chief Administrative Officer





                 Signature                                      Title                                         Date
                 ---------                                      -----                                         ----
/s/ Nigel P. Ekern                            Chief Administrative Officer                 March  11, 2004
--------------------------------------------- (principal executive officer)                ------------------------------------
Nigel P. Ekern


 /s/ Susan Luckfield                          Controller                                   March  11, 2004
--------------------------------------------- (principal financial officer)                ------------------------------------
Susan Luckfield



 /s/ Warren B. Kanders                        Executive Chairman of the Board of           March  11, 2004
--------------------------------------------- Directors                                    ------------------------------------
Warren B. Kanders


 /s/ Stephen P. Jeffery                       Director                                     March  11, 2004
---------------------------------------------                                              ------------------------------------
Stephen P. Jeffery


 /s/ Donald L. House                          Director                                     March  11, 2004
---------------------------------------------                                              ------------------------------------
Donald L. House


 /s/ Tench Coxe                               Director                                     March  11, 2004
---------------------------------------------                                              ------------------------------------
Tench Coxe


 /s/ Burtt R. Ehrlich                         Director                                     March  11, 2004
---------------------------------------------                                              ------------------------------------
Burtt R. Ehrlich


 /s/ Nicholas Sokolow                         Director                                     March  11, 2004
---------------------------------------------                                              ------------------------------------
Nicholas Sokolow


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Clarus Corporation:

Under date of February 27, 2004, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, which are included in the Clarus Corporation 2003 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company (i) sold substantially all of its operating assets on December 6, 2002, and (ii) changed its method of accounting for goodwill and other intangible assets in 2002.


                                                 /s/ KPMG LLP

Atlanta, Georgia
February 27, 2004

                                   Schedule II

                        Valuation and Qualifying Accounts
                       Clarus Corporation and Subsidiaries
                 For the years ended December 31, 2003, 2002 and
                 2001 Allowance for Doubtful Accounts, Valuation
                             Allowance for Deferred
             Income Tax Assets and Restructuring and Related Charges


                                                                           Charged
                                                        Balance at      (Credited) to                      Balance at
                                                       Beginning of       Costs and                          End of
                                                          Period          Expenses      Deductions (a)       Period
                                                          ------          --------      --------------       ------
Allowance for Doubtful Accounts
     2001                                                $3,870,000       $5,537,000       $8,771,000        $636,000
     2002                                                   636,000         (560,000)        (510,000)        586,000
     2003                                                   586,000           18,000          604,000              --



Valuation Allowance for Deferred Income Tax Assets
     2001                                               $32,743,000      $27,272,000          $    --     $60,015,000
     2002                                                60,015,000        1,283,000               --      61,298,000
     2003                                                61,298,000       (1,957,000)              --      59,341,000



Restructuring Accruals
     2001                                               $       --        $4,157,000       $2,268,000      $1,889,000
     2002                                                 1,889,000        8,550,000        9,375,000       1,064,000
     2003                                                 1,064,000          250,000        1,084,000         230,000



(a) Deductions related to the allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances against the allowance for doubtful accounts, net of recoveries. Deductions related to restructuring and related accruals represent cash payments.

                                  EXHIBIT INDEX



Number                   Exhibit
------                   -------
 10.23                   Transportation Services Agreement dated as of December 18, 2003 between Kanders
                         Aviation, LLC and the Company

  21.1                   List of Subsidiaries.

  23.1                   Independent Auditors' Consent.

  31.1                   Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the
                         Securities Exchange Act of 1934.

  31.2                   Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the
                         Securities Exchange Act of 1934.

  32.1                   Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the
                         Securities Exchange Act of 1934.

  32.2                   Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the
                         Securities Exchange Act of 1934