Form 10-K/A
period 2003-12-31
CLARUS CORP
filed 2004-04-29
CIK 913277

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

                                EXPLANATORY NOTE

The undersigned registrant hereby amends Item 15(d) of its Annual Report on Form 10-K for the year ended December 31, 2003 to include as Exhibit 99.1, the Annual Report on Form 11-K for the Clarus Corporation Employee Stock Purchase Plan and the Clarus Corporation Global Employee Stock Purchase Plan for the year ended December 31, 2003 (as permitted by Rule 15d-21).



                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K Financial Statements, Financial Statement Schedules and Exhibits

     (d) Exhibits

     Exhibit
     Number         Exhibit
     ------         -------
     3.1            Amended and Restated Certificate of Incorporation of the
                    Company (Incorporated by reference from Exhibit 3.3 to the Company's Form S-1 Registration Statement (File No. 333-
                    46685)).

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

    10.22 Lease dated as of September 23, 2003 between Reckson Operating Partnership, L.P., the Company, and Kanders & Company, Inc. (incorporated by reference from Exhibit 10.1 to the Company's 10-Q filed on November 12, 2003).

    10.23 Transportation Services Agreement dated as of December 18, 2003 between Kanders Aviation, LLC and the Company (incorporated by reference from Exhibit 10.23 to the Company's 10-K filed on March 11, 2004).

    21.1            List of Subsidiaries (incorporated by reference from Exhibit
                    21.1 to the Company's 10-K filed on March 11, 2004).

    23.1            Consent of KPMG LLP (incorporated by reference from Exhibit
                    23.1 to the Company's 10-K filed on March 11, 2004)

    23.2            Consent of KPMG LLP - Clarus Corporation Employee Stock
                    Purchase Plan

    23.3 Consent of KPMG LLP - Global Employee Stock Purchase Plan of Clarus Corporation

    31.1 Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

    31.2 Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

    32.1 Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

    32.2 Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

    99.1 Annual Report on Form 11-K for the Clarus Corporation Employee Stock Purchase Plan and the Clarus Corporation Global Employee Stock Purchase Plan for the year ended December 31, 2003


    * Management contract or compensatory plan or arrangement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLARUS CORPORATION


Date:  April 29, 2004
                                       By:  /s/ Nigel P. Ekern
                                           -------------------------------------
                                            Nigel P. Ekern
                                            Chief Administrative Officer




                 Signature                                      Title                                         Date
                 ---------                                      -----                                         ----
 /s/ Nigel P. Ekern                             Chief Administrative Officer                      April 29, 2004
---------------------------------------------   (principal executive officer)                   ------------------------------------
 Nigel P. Ekern


 /s/ Susan Luckfield                            Controller                                        April 29, 2004
---------------------------------------------   (principal financial officer)                   ------------------------------------
 Susan Luckfield


 /s/ Warren B. Kanders                          Executive Chairman of the Board of Directors      April  29, 2004
---------------------------------------------                                                   ------------------------------------
 Warren B. Kanders


 /s/ Stephen P. Jeffery                         Director                                          April  29, 2004
---------------------------------------------                                                   ------------------------------------
 Stephen P. Jeffery


 /s/ Donald L. House                            Director                                          April 29, 2004
---------------------------------------------                                                   ------------------------------------
 Donald L. House


 /s/ Tench Coxe                                 Director                                          April  29, 2004
---------------------------------------------                                                   ------------------------------------
 Tench Coxe


 /s/ Burtt R. Ehrlich                           Director                                          April  29, 2004
---------------------------------------------                                                   ------------------------------------
 Burtt R. Ehrlich


 /s/ Nicholas Sokolow                           Director                                           April  29, 2004
---------------------------------------------                                                   ------------------------------------
 Nicholas Sokolow


                                  EXHIBIT INDEX




        Number                  Exhibit
        ------                  -------
          23.2                  Consent of KPMG LLP - Clarus Corporation
                                Employee Stock Purchase Plan.

          23.3 Consent of KPMG LLP - Global Employee Stock Purchase Plan of Clarus Corporation.

          31.1 Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

          31.2 Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

          32.1 Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

          32.2 Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

          99.1 Annual Report on Form 11-K for the Clarus Corporation Employee Stock Purchase Plan and the Clarus Corporation Global Employee Stock Purchase Plan for the year ended December 31, 2003.