Form 10-Q
period 2004-03-31
CLARUS CORP
filed 2004-05-07
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


                        COMMON STOCK, ($.0001 PAR VALUE)
                        --------------------------------

16,588,240 shares outstanding as of April 26, 2004

INDEX

                               CLARUS CORPORATION


PART I         FINANCIAL INFORMATION
----------     --------------------------------------
                                                                                     Page
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) -
                March 31, 2004 and December 31, 2003................................   1

               Condensed Consolidated Statements of Operations (unaudited) -
                Three months ended March 31, 2004 and 2003..........................   2

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                Three months ended March 31, 2004 and 2003..........................   3

               Notes to Unaudited Condensed Consolidated Financial Statements -
                March 31, 2004......................................................   4

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................   8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........  11

Item 4.        Procedures and Controls..............................................  11


PART II        OTHER INFORMATION
----------     --------------------------------

Item 1.        Legal Proceedings....................................................  12

Item 6.        Exhibits and Reports on Form 8-K.....................................  13

SIGNATURE...........................................................................  14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                    MARCH 31,         DECEMBER 31,
                                                                                      2004               2003
                                                                             ------------------- ------------------
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                        $ 38,667         $    15,045
     Marketable securities                                                              48,800              73,685
     Accrued interest receivable                                                           602                 507
     Prepaids and other current assets                                                     381                 132
                                                                             ------------------- ------------------
Total current assets                                                                    88,450              89,369

PROPERTY AND EQUIPMENT, NET                                                                538                  38

OTHER ASSETS:
     Deposits and other long-term assets                                                    38                  38
                                                                             ------------------- ------------------
         TOTAL ASSETS                                                                 $ 89,026         $    89,445
                                                                             =================== ==================


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                                       $  1,217          $    1,520
       Deferred revenue                                                                  1,106               1,106
                                                                             ------------------- ------------------
Total current liabilities                                                                2,323               2,626
                                                                             ------------------- ------------------

Total liabilities                                                                        2,323               2,626
                                                                             ------------------- ------------------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                                --                  --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      16,663,240 and 16,649,048 shares issued and 16,588,240 and 16,574,048
      outstanding in 2004 and 2003, respectively                                             2                   2
    Additional paid-in capital                                                         368,452             367,031
    Accumulated deficit                                                               (277,238)           (276,767)
    Treasury stock, at cost                                                                 (2)                 (2)
    Accumulated other comprehensive income                                                  41                 (17)
    Deferred compensation                                                               (4,552)             (3,428)
                                                                             ------------------- -------------------
Total stockholders' equity                                                              86,703              86,819
                                                                             ------------------- -------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   89,026         $    89,445
                                                                             =================== ===================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                            ----------------------------------
                                                   2004              2003
                                            ---------------     --------------
REVENUES:
   Services fees                            $           --       $       53
                                                 ---------         --------
     Total revenues                                     --               53

OPERATING EXPENSES:
   General and administrative                          723            1,891
   Provision for doubtful accounts                      --               67
   Depreciation and amortization                        --              761
                                                ------------       --------
     Total operating expenses                          723            2,719

OPERATING LOSS                                        (723)          (2,666)
OTHER INCOME/(EXPENSE)                                  17              (48)
INTEREST INCOME                                        235              358
INTEREST EXPENSE                                        --              (56)
                                                 -----------        ---------
 NET LOSS                                   $         (471)      $   (2,412)
                                            =================    =============

  Loss per common share:
       Basic                                $        (0.03)      $    (0.15)
       Diluted                              $        (0.03)      $    (0.15)

  Weighted average shares outstanding
       Basic                                         16,081           15,739
       Diluted                                       16,081           15,739

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                           THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                --------------------------------------
                                                                                          2004                2003
                                                                                -----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (471)       $     (2,412)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization on property and equipment                                 --                 761
    Amortization of deferred employee compensation                                         246                   4
    Amortization of premiums on purchases of marketable securities                         369                  --
    Provision for doubtful accounts                                                         --                 (67)
    Loss/(Gain) on sale of marketable securities                                           (17)                 48
    Changes in operating assets and liabilities:
        Accounts receivable                                                                 --                 534
        Interest receivable, prepaid and other current assets                             (344)                394
        Assets held for sale                                                                --                  48
        Accounts payable and accrued liabilities                                          (303)                224
        Deferred revenue                                                                    --                 (53)
        Liabilities to be assumed                                                           --                (220)
                                                                                -----------------   ------------------
              NET CASH (USED IN) OPERATING ACTIVITIES                                     (520)               (739)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                                  (39,829)            (35,765)
    Proceeds from maturity of marketable securities                                     13,176              43,629
    Proceeds from sale of marketable securities                                         51,244                  --
    Additions to property and equipment                                                   (500)                 --
                                                                                -----------------   ------------------
              NET CASH PROVIDED BY INVESTING ACTIVITIES                                 24,091               7,864

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercises of stock options                                            51                 391
    Proceeds from issuance of common stock related to employee
      stock purchase plan                                                                   --                  10
                                                                                -----------------   ------------------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                                     51                 401
                                                                                -----------------   ------------------
Effect of exchange rate change on cash                                                      --                 (86)

CHANGE IN CASH AND CASH EQUIVALENTS                                                     23,622               7,440

CASH AND CASH EQUIVALENTS, beginning of period                                          15,045              42,225
                                                                                -----------------   ------------------
CASH AND CASH EQUIVALENTS, end of period                                        $       38,667       $      49,665
                                                                                =================   ==================


SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Cash paid for interest                                                      $           --       $          56
                                                                                =================   ==================

NON CASH TRANSACTION
    Issuance of Restricted Stock                                                $            50      $          --
                                                                                =================   ==================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2004 are not necessarily indicative of the results to be obtained for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. In addition, we believe that our common stock, which is publicly traded on the NASDAQ National Market and has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended March 31, 2004 and 2003, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 400,000 and 1,544,306 shares of common stock during the periods ended March 31, 2004 and 2003, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during those periods. In addition, diluted net per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,691,638 and 939,698 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended March 31, 2004 and 2003, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company has an employee stock option plan that provides for the issuance of stock options and restricted stock. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Company has elected to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognizes compensation expense for this variable award over the vesting period. Compensation expense is re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period.

The following table shows what the effect on net loss and loss per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option-pricing model is assumed to be amortized to expense over the option's vesting periods.


                                                                                           March  31,
                                                                                           ----------
(in thousands, except per share amounts):                                           2004              2003
                                                                                  ---------       ---------
Net loss, as reported ......................................................      $    (471)      $  (2,412)

Add stock-based employee compensation expense included in reported net loss             246               4

Deduct total stock-based employee compensation expense determined under fair
value method for all awards ................................................           (666)         (1,255)
                                                                                  ---------       ---------

Pro forma net loss .........................................................      $    (891)      $  (3,663)
                                                                                  =========       =========

Earnings per Share
         Basic - As reported ...............................................      $    (.03)      $    (.15)

         Basic - Pro forma .................................................      $    (.06)      $    (.23)

              Diluted - As reported ........................................      $    (.03)      $    (.15)

              Diluted - Pro forma ..........................................      $    (.06)      $    (.23)


For computing the fair value of stock-based employee awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                        2004          2003

           Dividend yield..........................     0.0%          N/A
           Expected volatility.....................    62.0%          N/A
           Risk-free interest rate.................     2.7%          N/A
           Expected life...........................  Four years       N/A


Using these assumptions, the fair value of the stock options granted during the three-month period ended March 31, 2004, was approximately $148,000, which would be amortized over the vesting period of the options. The weighted-average grant-date fair value per share of the stock options granted during the three-month period ended March 31, 2004 was $4.24. As there were no grants issued during the three-month period ended March 31, 2003, the assumptions are not applicable.

NOTE 5. RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. During 2003, the Company determined that actual restructuring and related costs were in excess of the amount previously provided and recorded an additional restructuring cost of $250,000, comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

The facility closure costs relate to the abandonment of the Company's leased facilities near Toronto, Canada. Total facility closure and consolidation costs include remaining lease liability and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

The employee separation costs relate to the employees who remained to close down the Suwanee, Georgia office and the separation agreement for Stephen Jeffery. For more information regarding Stephen Jeffery please see the heading under Item 2: Managements' Discussion and Analysis entitled "Related Party Transactions".

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2003 and 2004 and the balance of the accrual as of March 31, 2004:

                                           Employee      Facility
                                          Separation     Closing     Total Restructuring
(in thousands)                              Costs         Costs       and Related Costs
--------------                              -----         -----       -----------------
Balance at December 31, 2002                $  927         $  137         $1,064

Accruals during 2003                           223             27            250

Expenditures during 2003                     1,025             59          1,084
                                            ---------     ---------   -------------

Balance at December 31, 2003                   125            105            230

Expenditures during 2004                        42             14             56
                                            ---------     ---------   -------------


Balance at March 31, 2004                   $   83         $   91         $  174
                                            =========     =========   =============


The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2004 and 2003, were as follows:


                                              Three Months Ended
                                                   March 31,
                                          2004                 2003
                                         -------             --------
(in thousands)

Net loss                                $   (471)            $ (2,412)

Increase in unrealized
gain (loss) on marketable securities          58                 (109)

Foreign currency
translation adjustments                       --                  (86)
                                         -------             --------

Comprehensive loss                       $  (413)            $ (2,607)
                                         =======             ========


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

After reviewing the proceeding that is currently pending (including the probable outcome, reasonably anticipated costs and expenses, availability and limits of insurance coverage) the Company believes the outcome of this proceeding will not have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceeding that is currently pending could adversely affect the Company's consolidated business, results of operations, liquidity or financial condition. The Company has not reflected any amounts in the financial statements related to this matter.

In addition to the above, in the normal course of business, we are subjected to claims and litigations in the areas of general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. At this time, we do not believe any such claims will have a material impact on the Company's consolidated financial position or results of operations.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51", which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The application of this Interpretation did not have a material effect on the Company's consolidated financial statements.

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" This EITF provided guidance on how to account for arrangements that involve delivery or performance of multiple products, services and /or rights to use assets. The provision of EITF Issue No. 00-21 applies to revenue arrangements entered into in quarters beginning after June 15, 2003. The adoption of EITF Issue No. 00-21 did not have a material impact on the Company's consolidated financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 requires certain financial instruments that are settled in cash, including certain types of mandatorily redeemable securities, to be classified as liabilities rather than equity or temporary equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period after June 15, 2003. The application of this statement did not have a material impact on the Company's consolidated financial statements

NOTE 9. RECLASSIFICATIONS

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 and described below. The Company cannot guarantee its future performance.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

- The Company is a party to various pending judicial and administrative proceedings described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 and
Part II, Item 1 of this Quarterly Report on Form 10-Q. After reviewing the proceeding that is currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from this proceeding is reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceeding that is currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

SOURCES OF REVENUE

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's remaining operating assets, the Company's revenue consists primarily of the recognition of deferred service fees that are recognized ratably over the maintenance term. The remaining deferred revenue is expected to be fully recognized by September 2004. Prior to a redeployment of the Company's assets, the Company's earnings will consist of interest, dividend and other investment income from short-term investments that is reported as interest income in the Company's consolidated statement of operations.

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

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, fees for professional services, occupancy fees, insurance, board of director fees and in 2003, a provision for doubtful accounts. Occupancy charges include rent, utilities, and maintenance services.

RESTRUCTURING AND RELATED COSTS

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE-MONTH PERIOD ENDED MARCH 31, 2004 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2004 TO FIRST QUARTER 2003

REVENUE

Revenues from operations for the quarter ended March 31, 2004 was $0 compared to $53,000 during the same period in 2003. The decrease in revenue resulted primarily from the sale of substantially all of the Company's revenue generating operations and related assets, discussed above. During the quarter ended March 31, 2003, three customers accounted for more than 10% each of total revenue, totaling $50,000 or 94.1%. The percentage of total revenue for each of these three customers was 47.7%, 24.5% and 21.9%, respectively, for the quarter ended March 31, 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses, including the provision for doubtful accounts, declined to $0.7 million during the quarter ended March 31, 2004, compared to $2.0 million during the quarter ended March 31, 2003. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses. The decrease in general and administrative expense for the quarter ended March 31, 2004, compared to the same period last year, primarily was attributable to non recurring costs in 2003, including professional fees, associated with closing the Company's facility in Suwanee, Georgia coupled with transition costs of relocating the Company's headquarters from Georgia to Greenwich, Connecticut.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was less than $1,000 in the quarter ended March 31, 2004, compared to $0.8 million in the quarter ended March 31, 2003. The decline in the expense primarily is attributable to the sale of substantially all of the Company's operating assets resulting in lower depreciation and amortization on property and equipment. The Company has invested in leasehold improvements for its new headquarters in Stamford, Connecticut. Depreciation of these leasehold improvements will commence when the facility is placed into service, which is expected to be in the second quarter of 2004.

OTHER INCOME

For the quarter ended March 31, 2004, the Company recorded a gain on the sale of marketable securities of $17,000. For the quarter ended March 31, 2003, the Company recorded a loss on the disposal of property and equipment of $48,000.

INTEREST INCOME

Interest income decreased to $235,000 in the quarter ended March 31, 2004 from $358,000, in the same period of 2003. The decrease in interest income was due to lower levels of cash and cash equivalents available for investment and lower interest rates.

INTEREST EXPENSE

Interest expense was $0 in the quarter ended March 31, 2004, compared to interest expense of $56,000 in the quarter ended March 31, 2003. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Peachtree Equity Partners L.P., assignee of Wachovia Capital Investments, Inc. The interest expense in 2003 is related to this agreement. The debt was repaid on April 17, 2003.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $38.7 million at March 31, 2004 from $15.0 million at December 31, 2003. Marketable securities decreased to $48.8 million at March 31, 2004 from $73.7 million at December 31, 2003. The overall decrease of $1.3 million in cash and cash equivalents and marketable securities is due to cash used in operating activities coupled with the Company's investment in leasehold improvements at its new corporate offices.

Cash used in operating activities was approximately $520,000 during the quarter ended March 31, 2004. This was primarily attributable to the Company's net loss, an increase in interest receivable, prepaid and other current assets, a decrease in accounts payable and accrued liabilities, partially offset by non-cash items. Cash used in operating activities was approximately $0.7 million during the quarter ended March 31, 2003. This was primarily attributable to the Company's net loss partially offset by non-cash items, a decrease in accounts receivable and prepaid and other current assets and an increase in accounts payable and accrued liabilities.

Cash provided by investing activities was approximately $24.1 million during the quarter ended March 31, 2004. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities and construction in progress at the Stamford office. Cash provided by investing activities was approximately $7.9 million during the quarter ended March 31, 2003. The cash was provided primarily from the maturity of marketable securities partially offset by the purchase of marketable securities.

Cash provided by financing activities was approximately $51,000 during the quarter ended March 31, 2004, and approximately $401,000 during the quarter ended March 31, 2003. The cash provided by financing activities during the quarters ended March 31, 2004 and 2003, primarily was attributable to proceeds from the exercise of stock options.

At March 31, 2004, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $129.7 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately $4.0 million that are available to offset future taxable income in foreign jurisdictions. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $113.7 million of the $129.7 million of U.S. net operating loss carry-forward is available currently to offset taxable income that the Company may recognize in the future. Additional net operating loss carryforwards in the amount of approximately $14.0 million will become available to the Company in various increments through the year 2011 as the utilization limitations imposed by IRC section 382 gradually expire over the period. It is expected that approximately $2.0 million of the total net operating loss carryforward will expire without becoming available.

RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit. The lease commenced in March 2004.

As of March 31, 2004, the Company had outstanding receivables of $102,000 from Kanders & Company. The receivable relates to Kanders & Company's proportionate share of the build-out construction costs of the Stamford lease discussed above, out-of-pocket expenses incurred by the Company related to the Greenwich property, and general and administrative costs paid by the Company on behalf of Kanders & Company. The amount outstanding at March 31, 2004 is included in prepaids and other assets in the accompanying condensed consolidated balance sheet. The outstanding amount was paid in April 2004.

During the quarter ended March 31, 2003, the Company paid $9,000, for accruals to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, for reimbursement of expenses relating to aircraft travel by directors and officers of the Company. This travel related to Board meetings, meetings for potential redeployment transactions and the closing of the Atlanta facility. There is no comparable expense in the quarter ended March 31, 2004.

After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he received a severance payment equal to one year's salary of $250,000. In addition, Mr. Jeffery continued to be a member of our Board of Directors and entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over two years. At March 31, 2004, approximately $90,000 remained outstanding and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4. PROCEDURES AND CONTROLS

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of March 31, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Administrative Officer and Controller, also concluded that the Company's disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting have come to management's attention during the first quarter ended March 31, 2004 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to judicial proceedings, described more fully in Part I,
Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003. After reviewing the proceedings that are currently pending (including the probable outcomes, reasonably anticipated costs and expenses, availability and limits of insurance coverage, and our established reserves for uninsured liabilities), we do not believe that any liabilities that may result from these proceedings are reasonably likely to have a material adverse effect on our liquidity, financial condition or results of operations. However, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of the proceedings that are currently pending could adversely affect the Company's business, results of operations, liquidity or financial condition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1  Certification of Principal Executive Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            31.2  Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1  Certification of Principal Executive Officer pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

            32.2 Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed a Current Report on Form 8-K on March 11, 2004, with respect to Items 7 and 9, relating to a press release dated March 10, 2004, announcing the Company's earnings for the twelve- and three-month periods ended December 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        CLARUS CORPORATION

Date: May 7, 2004

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