Form 10-Q
period 2004-06-30
CLARUS CORP
filed 2004-08-06
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                                   (Mark one)
            [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2004

                                       or

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


                              One Landmark Square
                          Stamford, Connecticut 06901
                          ---------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (203) 428-2000
                                 --------------
              (Registrant's telephone number, including area code)

                     One Pickwick Plaza Greenwich, CT 06830
                     --------------------------------------
                                (former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [X] NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                        COMMON STOCK, ($.0001 PAR VALUE)

16,588,240 shares outstanding as of August 2, 2004

INDEX

                              CLARUS CORPORATION

PART I      FINANCIAL INFORMATION
---------   --------------------------------------
                                                                                         Page
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) -
             June 30, 2004 and December 31, 2003.......................................     1

            Condensed Consolidated Statements of Operations (unaudited) -
             Three and six months ended June 30, 2004 and 2003.........................     2

            Condensed Consolidated Statements of Cash Flows (unaudited) -
             Six months ended June 30, 2004 and 2003...................................     3

            Notes to Unaudited Condensed Consolidated Financial Statements
             - June 30, 2004...........................................................     4

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................     8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................    11

Item 4.     Procedures and Controls....................................................    11


PART II     OTHER INFORMATION
--------    --------------------------------

Item 1.     Legal Proceedings..........................................................    12

Item 4.     Submission of Matters to a Vote of the Security Holders....................    12

Item 6.     Exhibits and Reports on Form 8-K...........................................    12

SIGNATURE..............................................................................    13

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                             JUNE 30,   DECEMBER 31,
                                                               2004        2003
                                                           -----------  -----------
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                             $    34,798  $    15,045
     Marketable securities                                      50,150       73,685
     Interest receivable                                           666          507
     Prepaids and other current assets                             698          132

                                                           -----------  -----------
Total current assets                                            86,312       89,369

PROPERTY AND EQUIPMENT, NET                                      2,458           38

OTHER ASSETS:
     Deposits and other long-term assets                         1,536           38

                                                           -----------  -----------
         TOTAL ASSETS                                      $    90,306  $    89,445
                                                           ===========  ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities            $     3,357  $     1,520
       Deferred revenue                                          1,106        1,106
                                                           -----------  -----------
Total current liabilities                                        4,463        2,626

LONG-TERM LIABILITIES:
       Other long-term liabilities                                  41           --
                                                           -----------  -----------

Total liabilities                                                4,504        2,626
                                                           -----------  -----------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares
      authorized; none issued                                       --           --
    Common stock, $.0001 par value; 100,000,000 shares
      authorized; 16,663,240 and 16,649,048 shares issued
      and 16,588,240 and 16,574,048 outstanding in 2004
      and 2003, respectively                                         2            2
    Additional paid-in capital                                 369,232      367,031
    Accumulated deficit                                       (278,201)    (276,767)
    Treasury stock, at cost                                         (2)          (2)
    Accumulated other comprehensive income                        (129)         (17)
    Deferred compensation                                       (5,100)      (3,428)

                                                           -----------  -----------
Total stockholders' equity                                      85,802       86,819
                                                           -----------  -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $    90,306  $    89,445
                                                           ===========  ===========

           SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                          THREE MONTHS          SIX MONTHS
                                         ENDED JUNE 30,        ENDED JUNE 30,
                                      -------------------   -------------------
                                        2004       2003       2004       2003
                                      --------   --------   --------   --------
REVENUES:
 Services fees                        $     --   $     25   $     --   $     78
                                      -------------------   -------------------
  Total revenues                            --         25         --         78

COST OF REVENUES:
 Services fees                              --         --         --         --
                                      -------------------   -------------------
  Total cost of revenues                    --         --         --         --

OPERATING EXPENSES:
 General and administrative              1,202      1,522      1,924      3,831
 Depreciation and amortization              14         --         14        761
                                      -------------------   -------------------
  Total operating expenses               1,216      1,522      1,938      4,592

OPERATING LOSS                          (1,216)    (1,497)    (1,938)    (4,514)
OTHER INCOME                                --         75         17        380
INTEREST INCOME                            253        390        487        748
INTEREST EXPENSE                            --         10         --         66
                                      -------------------   -------------------
 NET LOSS                             $   (963)  $ (1,042)  $ (1,434)  $ (3,452)
                                      ===================   ===================

 Loss per common share:
  Basic                               $  (0.06)  $  (0.07)  $  (0.09)  $  (0.22)
  Diluted                             $  (0.06)  $  (0.07)  $  (0.09)  $  (0.22)

 Weighted average shares outstanding:
  Basic                                 16,082     15,884     16,082     15,812
  Diluted                               16,082     15,884     16,082     15,812

           SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         SIX MONTHS
                                                                        ENDED JUNE 30,
                                                                  ---------------------------
                                                                    2004              2003
                                                                  ---------         ---------
OPERATING ACTIVITIES:
Net loss                                                          $  (1,434)        $  (3,452)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization on property and equipment                 14               761
 Amortization of deferred employee compensation                         478                --
 Non-cash other                                                          --               (70)
 Amortization of premium on purchase of marketable securities           707                --
 Gain on sale of marketable securities                                  (17)               --
 Non-cash general and administrative expense                             --                86
 Provision for doubtful accounts                                         --               (67)
 Loss on disposal of assets                                              --                37
 Changes in operating assets and liabilities:
  Accounts receivable                                                    --               534
  Prepaid and other current assets                                     (725)              252
  Assets held for sale                                                   --                48
  Deposits and other long-term assets                                    --                 8
  Accounts payable and accrued liabilities                             (484)               12
  Deferred revenue                                                       --               (79)
  Liabilities to be assumed                                              --              (220)
  Other long-term liabilities                                            41                --
                                                                  ---------         ---------
   NET CASH USED IN OPERATING ACTIVITIES                             (1,420)           (2,150)

INVESTING ACTIVITIES:
 Purchases of marketable securities                                 (47,587)         (109,823)
 Proceeds from sale of marketable securities                         51,244           125,629
 Proceeds from maturity of marketable securities                     19,076                --
 Proceeds from sale of equipment                                         --                11
 Increase in transaction costs                                          (97)               --
 Purchases of property and equipment                                 (1,514)               (4)
                                                                  ---------         ---------
   NET CASH PROVIDED BY INVESTING ACTIVITIES                         21,122            15,813

FINANCING ACTIVITIES:
 Proceeds from the exercises of stock options                            51             1,201
 Repayment of debt                                                       --            (5,000)
                                                                  ---------         ---------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   51            (3,799)
                                                                  ---------         ---------
Effect of exchange rate change on cash                                   --               (48)

CHANGE IN CASH AND CASH EQUIVALENTS                                  19,753             9,816

CASH AND CASH EQUIVALENTS, Beginning of Period                       15,045            42,225
                                                                  ---------         ---------
CASH AND CASH EQUIVALENTS, End of Period                          $  34,798         $  52,041
                                                                  =========         =========
SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATIING, INVESTING, AND
  FINANCING ACTIVITIES

 Increase in property and equipment included in
 accounts payable and accrued liabilities                         $     920         $      --
 Increase in transaction costs included in other assets
 and accounts payable and accrued liabilities                         1,401                --
 Issuance of Restricted Stock                                     $      50         $      --
                                                                  =========         =========


           SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2004

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2004 are not necessarily indicative of the results to be obtained for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

We are actively engaged in the negotiation of a significant transaction as part of our strategy to redeploy our cash and utilize our net operating losses, to the extent available, however, no assurance can be given that this transaction will be consummated. Although we have not targeted specific business industries for potential acquisitions, we have sought businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. In addition, we believe that our common stock, which is publicly traded on the NASDAQ National Market and has a strong institutional stockholder base, offers us flexibility as acquisition currency and has enhanced our attractiveness to potential merger or acquisition candidates. On June 22, 2004, the Company received notice from the staff of The Nasdaq Stock Market that the Company's common stock would be delisted from the Nasdaq National Market effective as of the opening of business on July 1, 2004. The Company has appealed such delisting to the Nasdaq Listing Qualification Panel and such appeal will stay the delisting of the Company's securities pending the Panel's decision.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, and warrants. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended June 30, 2004 and 2003, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 1,130,998 shares of common stock during the period ended June 30, 2003, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 2,114,138 and 1,125,151 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended June 30, 2004 and 2003, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company has an employee stock option plan that provides for the issuance of stock options and restricted stock. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Company has elected to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period with re-evaluations on a quarterly basis for variable awards.

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


                                                                       3 months ended          6 months ended
                                                                           June 30                 June 30
                                                                    ---------------------   ---------------------
                                                                        2004       2003        2004        2003
Net loss, as reported ............................................  $    (963)  $  (1,042)  $  (1,434)  $  (3,452)
Add stock-based employee compensation expense included in reported
 net loss, net of tax ............................................        232          81         478          84
Deduct total stock-based employee compensation expense determined
 under fair-value based method for all awards, net of tax ........       (670)     (1,255)     (1,337)     (1,255)
                                                                    ---------   ---------   ---------   ---------

Pro forma net loss ...............................................  $  (1,401)  $  (2,216)  $  (2,292)  $  (4,623)
                                                                    =========   =========   =========   =========

Basic and diluted net loss per share:
As reported ......................................................  $   (0.06)  $   (0.07)  $   (0.09)  $   (0.22)
Add stock-based employee compensation expense included in reported
 net loss, net of tax ............................................       0.01        0.01        0.03        0.01
Deduct total stock-based employee compensation expense determined
 under fair-value based method for all awards, net of tax.........      (0.04)      (0.08)  $   (0.08)  $   (0.08)
                                                                    ---------   ---------   ---------   ---------
Pro forma basic and diluted net loss per share ...................  $   (0.09)  $   (0.14)  $   (0.14)  $   (0.29)
                                                                    =========   =========   =========   =========

For computing the fair value of stock-based employee awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                      2004     2003
                                                      ----     ----

         Dividend yield..........................     0.0%     N/A
         Expected volatility.....................    62.0%     N/A
         Risk-free interest rate.................     2.7%     N/A
         Expected life...........................  Four years  N/A

As there were no stock options granted in the three-month periods ended June 30, 2004 and 2003, respectively, nor in the six-month period ended June 30, 2003, the above assumptions are not applicable. Using these assumptions, the fair value of the stock options granted during the six-month period ended June 30, 2004, was approximately $148,000, which would be amortized over the vesting period of the options. The weighted-average grant-date fair value per share of the stock options granted during the six-month period ended June 30, 2004 was $4.24.

NOTE 5. RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. During 2003, the Company determined that actual restructuring and related costs would exceed the amount previously provided and recorded an additional restructuring cost of $250,000, comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs. In 2004, the Company determined that facility closure costs would exceed the amount previously provided and recorded an additional facility closure and consolidation cost of $20,000.

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

The employee separation costs relate to the employees who remained to close down the Suwanee, Georgia office and the separation agreement for Stephen Jeffery, the Company's former Chief Executive Officer and Chairman of the Board of Directors.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2003 and 2004 and the balance of the accrual as of June 30, 2004:


                                Employee       Facility
                               Separation       Closing      Total Restructuring
(in thousands)                    Costs          Costs        and Related Costs
--------------                 ----------      ---------     -------------------
Balance at December 31, 2002   $     927       $    137          $    1,064

Accruals during 2003                 223             27                 250

Expenditures during 2003          (1,025)           (59)             (1,084)
                               ---------       --------          ----------
Balance at December 31, 2003         125            105                 230

Accruals during 2004                  --             20                  20

Expenditures during 2004             (73)           (35)               (108)
                               ---------       --------          ----------
Balance at June 30, 2004       $      52       $     90          $      142
                               =========       ========          ==========

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2004 and 2003, were as follows:


                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                             2004             2003               2004             2003
                                        --------------   --------------     --------------   --------------
(in thousands)
Net loss                                $         (963)  $       (1,042)    $       (1,434)  $       (3,452)
(Increase)/decrease in unrealized loss
 on marketable securities                         (170)              37               (112)              98
                                        --------------   --------------     --------------   --------------
Comprehensive loss                      $       (1,133)  $       (1,005)    $       (1,546)  $       (3,354)
                                        ==============   ==============     ==============   ==============

NOTE 7. CONTINGENCIES

The Company is a party to the following pending judicial proceeding.

Following its public announcement on October 25, 2000 of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia. The fourteen class action lawsuits were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. A consolidated amended complaint was then filed on May 14, 2001 on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000. Generally the amended complaint alleges claims against the Company and the other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Generally, it is alleged that the defendants made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The amended complaint alleges that the market price of the Company's common stock was artificially inflated during the class periods. The plaintiffs sought unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. In July 2004, the Company entered into a memorandum of understanding with the plaintiffs' counsel, on behalf of the consolidated class. Pursuant to the memorandum, the Company agreed in principle to settle the consolidated class action in exchange for a payment of $4.5 million which is expected to be covered by insurance. The final settlement of the consolidated class action is subject to certain action including the execution of definitive documentation and approval by the Court.

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

- The Company is party to a pending judicial proceeding described more fully in
Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 and Part II, Item 1 of this Quarterly Report on Form 10-Q. In July 2004, the Company entered into a memorandum of understanding to settle a securities class action brought against the Company that was originally filed in 2000. Pursuant to the memorandum, the Company agreed in principle to settle the consolidated class action in exchange for a payment of $4.5 million, which is expected to be covered by insurance. The final settlement of the consolidated class action is subject to certain action including the execution of definitive documentation and approval by the Court.


SOURCES OF REVENUE

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's remaining operating assets, the Company's revenue consists primarily of the recognition of deferred service fees that are recognized ratably over the maintenance term. The remaining deferred revenue is expected to be fully recognized during the period ended September 30, 2004. Prior to a redeployment of the Company's assets, the Company's income sources will consist of interest, dividend and other investment income from short-term investments that is reported as interest income in the Company's consolidated statement of operations.

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

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, franchise taxes, fees for professional services, occupancy fees, insurance, board of director fees and in 2003, a provision for doubtful accounts. Occupancy charges include rent, utilities, and maintenance services.

RESTRUCTURING AND RELATED COSTS

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE- AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER 2004 TO SECOND QUARTER 2003

REVENUE

Revenues from operations for the three- and six-month periods ended June 30, 2003 were $25,000 and $78,000, respectively. There was no revenue for the same periods in 2004. The decrease in revenue resulted from the expiration of maintenance agreements in 2003, which resulted from the sale of substantially all of the Company's revenue generating operations and related assets, discussed above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses declined to $1.2 million during the quarter ended June 30, 2004, compared to $1.5 million during the quarter ended June 30, 2003. General and administrative expenses declined to $1.9 million during the period ended June 30, 2004 compared to $3.8 million during the same period in 2003. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger in connection with our asset redeployment strategy. General and administrative expenses include salaries and employee benefits, franchise taxes, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses. The decrease in general and administrative expense for the three and six months ended June 30, 2004, compared to the same periods last year, primarily was attributable to decreased professional fees, non-recurring costs in 2003 associated with the closing of the Company's facility in Suwanee, Georgia and the windup costs associated with the Company's subsidiaries located overseas, and the recognition of deferred compensation expense for the restricted stock issued to Warren B. Kanders, the Company's Executive Chairman, in April of 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization was $14,000 in the three- and six-month period ended June 30, 2004, compared to less than $1,000 and $761,000 respectively, in the same periods ended June 30, 2003. The occupancy of the Company's corporate headquarters in Stamford, Connecticut in June 2004, created the increase in depreciation and amortization due to recognition of amortization on leasehold improvements put into service in June 2004. The decrease from the six-month period ended 2003 was primarily attributable to the write-down of certain assets and the sale of substantially all of the Company's operating assets.

OTHER INCOME

For the quarter ended June 30, 2004, the Company had no gains or losses as compared to the quarter ended June 30, 2003 when the Company recorded a gain of $75,000 from the extinguishment of debt and disposal of assets. During the six months ended June 30, 2004, the Company recorded a gain of $17,000 from the sale of marketable securities as compared to the six-month period ended June 30, 2003 when the Company recorded a loss of $380,000 on disposal of assets and a gain from the early extinguishment of debt.

INTEREST INCOME

Interest income decreased to $253,000 in the quarter ended June 30, 2004 from $390,000, in the same period of 2003. For the six-month period ended June 30, 2004, interest income decreased to $487,000 from $748,000 during the six-month period ended June 30, 2003. The decrease in interest income for all periods was due to lower levels of cash and cash equivalents available for investment and lower interest rates.

INTEREST EXPENSE

Interest expense was $10,000 and $66,000 for the three- and six-month periods ended June 30, 2003, respectively. In March of 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Peachtree Equity Partners L.P., assignee of Wachovia Capital Investments, Inc. The interest expense in 2003 is related to this agreement which was repaid on April 17, 2003.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended June 30, 2004 and 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $34.8 million at June 30, 2004 from $15.0 million at December 31, 2003. Marketable securities decreased to $50.2 million at June 30, 2004 from $73.7 million at December 31, 2003. The overall decrease of $3.8 million in cash and cash equivalents and marketable securities is due to the Company's investment in leasehold improvements at our new corporate offices in Stamford, Connecticut, potential transaction costs, coupled with cash used in operating activities.

Cash used by operating activities was approximately $1.4 million during the six-month period ended June 30, 2004. This was primarily attributable to the Company's net loss, an increase in interest receivable, prepaid and other current assets, offset by a decrease in accounts payable and accrued liabilities, partially offset by non-cash items. Cash used in operating activities was approximately $2.2 million during the six month period ended June 30, 2003. This was primarily attributable to the Company's net loss partially offset by a decrease in accounts receivable and prepaid and other current assets and an increase in accounts payable and accrued liabilities.

Cash provided by investing activities was approximately $21.1 million during the six-month period ended June 30, 2004. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities, an increase in transaction related costs including legal and professional fees, and construction costs associated with the leasehold improvements at our new corporate offices in Stamford, Connecticut. Cash provided by investing activities was approximately $15.8 million during the six-month period ended June 30, 2003. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities.

Cash provided by financing activities was approximately $51,000 during the six-month period ended June 30, 2004, compared to cash used by financing activities of approximately $3.8 million during the six-month period ended June 30, 2003. The cash provided by financing activities during the six-month period ended June 30, 2004 was attributable to proceeds from the exercise of stock options. The cash used by financing activities during the six months ended June 30, 2003 was primarily attributable to the early repayment of debt to Peachtree Partners, L.P. as discussed earlier.

At June 30, 2004, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $128.7 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately $4.0 million that are available to offset future taxable income in foreign jurisdictions. The Company has recognized a full valuation allowance against these net operating losses as of June 30, 2004. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. The Company estimates approximately $113.8 million of the $128.7 million of U.S. net operating loss carry-forward is available currently to offset taxable income that the Company may recognize in the future. Additional net operating loss carryforwards in the amount of approximately $12.9 million will become available to the Company in various increments through the year 2011 as the utilization limitations imposed by IRC section 382 gradually expire over the period. It is expected that approximately $2.0 million of the total net operating loss carryforward will expire without becoming available.

RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company have also agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit. Monthly lease payments began in March 2004 and the Company commenced occupancy in June 2004.

As of June 30, 2004, the Company had outstanding receivables of $49,000 from Kanders & Company. The receivable relates to Kanders & Company's proportionate share of the build-out construction costs of the Stamford office lease discussed above, out-of-pocket expenses incurred by the Company related to the Stamford property and the Company's former office in Greenwich Connecticut, and general and administrative costs paid by the Company on behalf of Kanders & Company. The amount outstanding at June 30, 2004 is included in prepaids and other assets in the accompanying condensed consolidated balance sheet. The outstanding amount was paid in July 2004.

During the quarter ended June 30, 2003, the Company paid $9,000, to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, for reimbursement of expenses relating to aircraft travel by directors and officers of the Company. This travel related to Board meetings, meetings for potential redeployment transactions and the closing of the Atlanta facility. There is no comparable expense in the quarter ended June 30, 2004.

After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he received a severance payment equal to one year's salary of $250,000. In addition, Mr. Jeffery continued to be a member of our Board of Directors and entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over two years. At June 30, 2004, approximately $52,000 remained outstanding and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4. PROCEDURES AND CONTROLS

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of June 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Administrative Officer and Controller, also concluded that the Company's disclosure controls and procedures as of June 30, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting have come to management's attention as of June 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to a judicial proceeding, described more fully in Part I,
Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003. In July 2004, the Company entered into a memorandum of understanding with the plaintiffs' counsel, on behalf of the consolidated class, to settle a securities class action brought against the Company that was originally filed in 2000. Pursuant to the memorandum, the Company agreed in principle to settle the consolidated class action in exchange for a payment of $4.5 million which is expected to be covered by insurance. The final settlement of the consolidated class action is subject to certain action including the execution of definitive documentation and approval by the Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 24, 2004. Of the 16,082,426 shares of common stock entitled to vote at the meeting, 13,875,575 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 86.2% of our outstanding shares of common stock. Listed below is the matter voted upon at our annual meeting of stockholders and the voting results:


                                                                              Abstained/
                                                    Voted         Voted         Broker
                                                     FOR         Against       Non-Votes
                                               --------------  ------------  -------------
Election of Directors:
                        Burtt R. Ehrlich         13,694,392       181,183          -
                        Donald L. House          13,499,933       375,642          -
                        Stephen P. Jeffrey       13,499,876       375,699          -
                        Warren B. Kanders        13,500,532       375,043          -
                        Nicholas Sokolow         13,603,917       271,658          -


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits listed below are filed with or furnished as a part of this report.

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) We filed the following reports on Form 8-K during the second quarter of 2004:

A report dated May 6, 2004, with respect to Items 7 and 12, furnishing a copy of a press release issued on May 6, 2004, announcing the Company's earnings for the three-month period ended March 31, 2004.

A report dated June 28, 2004, with respect to Items 5 and 7, relating to a press release dated June 25, 2004, announcing that the Company has received notice from the staff of The Nasdaq Stock Market that the Company's common stock will be delisted from the Nasdaq National Market and that the Company has appealed such delisting to the Nasdaq Listing Qualification Panel.

                                   SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                               CLARUS CORPORATION

Date: August 6, 2004



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