Form 10-Q
period 2004-09-30
CLARUS CORP
filed 2004-11-08
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2004

                                       or

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


                               One Landmark Square
                           Stamford, Connecticut 06901
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (203) 428-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                        COMMON STOCK, ($.0001 PAR VALUE)

16,588,240 shares outstanding as of  November 1, 2004

INDEX

                               CLARUS CORPORATION

PART I      FINANCIAL INFORMATION
                                                                            Page
Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets (unaudited) -
             September 30, 2004 and December 31, 2003.....................    1

            Condensed Consolidated Statements of Operations (unaudited) -
             Three and nine months ended September 30, 2004 and 2003......    2

            Condensed Consolidated Statements of Cash Flows (unaudited) -
             Nine months ended September 30, 2004 and 2003................    3

            Notes to Unaudited Condensed Consolidated Financial
             Statements (unaudited) - September 30, 2004..................    4

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk....   11

Item 4.     Procedures and Controls.......................................   12


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings.............................................   13

Item 6.     Exhibits......................................................   13

SIGNATURES................................................................   14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                                  2004            2003
                                                                              -------------   ------------
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $  46,299      $  15,045
     Marketable securities                                                         38,356         73,685
     Interest receivable                                                              262            507
     Prepaids and other current assets                                                372            132
                                                                                ---------      ---------
Total current assets                                                               85,289         89,369

PROPERTY AND EQUIPMENT, NET                                                         2,456             38

OTHER ASSETS:
     Deposits and other long-term assets                                               40             38
                                                                                ---------      ---------
         TOTAL ASSETS                                                           $  87,785      $  89,445
                                                                                =========      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                                 $   2,455      $   1,520
       Deferred revenue                                                                --          1,106
                                                                                ---------      ---------
Total current liabilities                                                           2,455          2,626

LONG-TERM LIABILITIES:
       Other long-term liabilities                                                     78             --
                                                                                ---------      ---------

Total liabilities                                                                   2,533          2,626
                                                                                ---------      ---------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                           --             --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      16,663,240 and 16,649,048 shares issued and 16,588,240 and 16,574,048
      outstanding in 2004 and 2003, respectively                                        2              2
    Additional paid-in capital                                                    367,857        367,031
    Accumulated deficit                                                          (278,733)      (276,767)
    Treasury stock, at cost                                                            (2)            (2)
    Accumulated other comprehensive loss                                              (95)           (17)
    Deferred compensation                                                          (3,777)        (3,428)
                                                                                ---------      ---------
Total stockholders' equity                                                         85,252         86,819
                                                                                ---------      ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  87,785      $  89,445
                                                                                =========      =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS                NINE MONTHS
                                            ENDED SEPTEMBER 30,        ENDED SEPTEMBER 30,
                                          ----------------------      ----------------------
                                             2004         2003           2004         2003
                                          --------      --------      --------      --------
REVENUES:
 Services fees                            $  1,106      $     25      $  1,106      $    104
                                          ----------------------      ----------------------
  Total revenues                             1,106            25         1,106           104

COST OF REVENUES:
 Services fees                                  --            --            --            --
                                          ----------------------      ----------------------
  Total cost of revenues                        --            --            --            --

OPERATING EXPENSES:
 General and administrative                    404           848         2,329         4,363
 Transaction expenses                        1,461            --         1,461            --
 Provision for doubtful accounts                --           (48)           --            18
 Depreciation and amortization                  86            --           100           762
                                          ----------------------      ----------------------
  Total operating expenses                   1,951           800         3,890         5,143

OPERATING LOSS                                (845)         (775)       (2,784)       (5,039)
OTHER INCOME (LOSS)                             --          (125)           17             3
INTEREST INCOME                                313           228           801           976
INTEREST EXPENSE                                --            --            --           (66)
                                          ----------------------      ----------------------
 NET LOSS                                 $   (532)     $   (672)     $ (1,966)     $ (4,126)
                                          ======================      ======================

 Loss per common share:
  Basic                                   $  (0.03)     $  (0.04)     $  (0.12)     $  (0.26)
  Diluted                                 $  (0.03)     $  (0.04)     $  (0.12)     $  (0.26)

 Weighted average shares outstanding:
  Basic                                     16,082        15,975        16,082        15,867
  Diluted                                   16,082        15,975        16,082        15,867


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                    ------------------------
                                                                       2004           2003
                                                                    ---------      ---------
OPERATING ACTIVITIES:
Net loss                                                            $  (1,966)     $  (4,126)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization on property and equipment                  100            762
 Amortization of deferred employee compensation                           426             --
 Noncash general and administrative expense                                --            182
 Amortization of premium on purchase of marketable securities             857             --
 (Gain) loss on sale of marketable securities                             (17)           125
 Loss/(Gain) on disposal of property & equipment                           --             36
 Provision for doubtful accounts                                           --             18
 Changes in operating assets and liabilities:
  Accounts receivable                                                      --            449
  Prepaids and other current assets                                         5            282
  Assets held for sale                                                     --             48
  Deposits and other long-term assets                                      (2)            31
  Accounts payable and accrued liabilities                                935            (61)
  Deferred revenue                                                     (1,106)          (116)
  Liabilities to be assumed                                                --           (220)
  Other long-term liabilities                                              78             --
                                                                    ---------      ---------
   NET CASH USED IN OPERATING ACTIVITIES                                 (690)        (2,590)

INVESTING ACTIVITIES:
 Purchases of marketable securities                                   (55,091)      (100,915)
 Proceeds from sale of marketable securities                           51,244         14,025
 Proceeds from maturity of marketable securities                       38,258         61,899
 Proceeds from sale of equipment                                           --             11
 Purchases of property and equipment                                   (2,518)            (4)
                                                                    ---------      ---------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 31,893        (24,984)

FINANCING ACTIVITIES:
 Proceeds from the exercises of stock options                              51          1,243
 Repayment of debt                                                         --         (5,000)
                                                                    ---------      ---------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     51         (3,757)
                                                                    ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                    31,254        (31,331)

CASH AND CASH EQUIVALENTS, Beginning of Period                         15,045         42,225
                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS, End of Period                            $  46,299      $  10,894
                                                                    =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING, AND
FINANCING ACTIVITIES:

Issuance of Restricted Stock                                        $      50      $   2,680
                                                                    =========      =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and nine months ended September 30, 2004 and 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be obtained for the year ending December 31, 2004. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, our securities were delisted from the Nasdaq National Market effective with the open of business on Tuesday, October 5, 2004. On October 11, 2004, the Company's common stock commenced trading on the OTC Bulletin Board, under the symbol "CLRS.OB".

In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations relating to a previously announced acquisition that terminated in September 2004 without the consummation of the acquisition. The expenses recognized in the period ended September 30, 2004 represent the costs incurred during negotiations, such as legal, accounting, appraisal and other related fees and expenses. There were no comparable expenses in the same period for 2003.

We are continuing to work to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets that appear to offer substantial growth opportunities.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, and warrants. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders. For the periods ended September 30, 2004 and 2003, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were excluded in computing diluted net loss per share for these periods.

Options to acquire 400,000 and 983,334 shares of common stock during the periods ended September 30, 2004 and 2003, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,714,138 and 149,097 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended September 30, 2004 and 2003, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

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

In April 2003, the Company granted 500,000 shares of restricted stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion No. 25, the Company recognizes compensation expense for this variable award over the vesting period. Compensation expense is re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period.

The following table shows the effect on net loss and loss per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option-pricing model is assumed to be amortized to expense over the option's vesting periods.

                                                                                Three months ended           Nine months ended
                                                                                   September 30                 September 30
                                                                            ------------------------      -------------- ---------
                                                                               2004           2003           2004           2003
                                                                            ---------      ---------      ---------      ---------
Net loss, as reported ...................................................   $    (532)     $    (672)     $  (1,966)     $  (4,126)
Add (deduct)stock-based employee compensation expense (credit)included
   in reported net loss, net of tax .....................................         (52)            96            426            182
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax .............        (670)          (946)        (2,007)        (4,072)
                                                                            ---------      ---------      ---------      ---------

Pro forma net loss ......................................................   $  (1,254)     $  (1,522)     $  (3,547)     $  (8,016)
                                                                            =========      =========      =========      =========

Basic and diluted net loss per share:
As reported .............................................................   $   (0.03)     $   (0.04)     $   (0.12)     $   (0.26)
Add stock-based employee compensation expense included in reported
   net loss, net of tax .................................................        0.00           0.01           0.03           0.01
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax .............       (0.04)         (0.06)     $   (0.12)     $   (0.26)
                                                                            ---------      ---------      ---------      ---------
  Pro forma basic and diluted net loss per share ........................   $   (0.07)     $   (0.09)     $   (0.21)     $   (0.51)
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
          Expected life...........................  Four years       N/A

As there were no stock options granted in the three-month periods ended September 30, 2004 and 2003, respectively, nor in the nine-month period ended September 30, 2003, the above assumptions are not applicable. Using these assumptions, the fair value of the stock options granted during the nine-month period ended September 30, 2004, was approximately $148,000, which would be amortized over the vesting period of the options. The weighted-average grant-date fair value per share of the stock options granted during the nine-month period ended September 30, 2004 was $4.24.

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

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2003 and 2004 and the balance of the accrual as of September 30, 2004:

                                    Employee       Facility          Total
                                   Separation       Closing      Restructuring
(in thousands)                        Costs          Costs     and Related Costs
--------------                     ----------      --------    -----------------
Balance at December 31, 2002         $   927        $   137        $ 1,064
Accruals during 2003                     223             27            250
Expenditures during 2003              (1,025)           (59)        (1,084)
                                     -------        -------        -------
Balance at December 31, 2003             125            105            230
Accruals during 2004                      --             20             20
Expenditures during 2004                 (94)           (43)          (137)
                                     -------        -------        -------
Balance at September 30, 2004        $    31        $    82        $   113
                                     =======        =======        =======

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2004 and 2003, were as follows:

                                         THREE MONTHS ENDED        NINE MONTHS  ENDED
                                            SEPTEMBER 30,             SEPTEMBER 30,
(in thousands)                            2004         2003         2004         2003
                                        -------      -------      -------      -------
Net loss                                $  (532)     $  (672)     $(1,966)     $(4,126)
(Increase)/decrease in unrealized
  loss on marketable securities              34            3          (78)         (48)
                                        -------      -------      -------      -------
Comprehensive loss                      $  (498)     $  (669)     $(2,044)     $(4,174)
                                        =======      =======      =======      =======

NOTE 7. CONTINGENCIES

The Company is a party to the following pending judicial proceeding.

Following its public announcement on October 25, 2000, of its financial results for the third quarter of 2000, the Company and certain of its directors and officers were named as defendants in fourteen putative class action lawsuits filed in the United States District Court for the Northern District of Georgia. The fourteen class action lawsuits were consolidated into one case, Case No. 1:00-CV-2841, pursuant to an order of the court dated November 17, 2000. A consolidated amended complaint was then filed on May 14, 2001 on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000. Generally the amended complaint alleges claims against the Company and the other defendants for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. Generally, it is alleged that the defendants made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The amended complaint alleges that the market price of the Company's common stock was artificially inflated during the class periods. The plaintiffs sought unspecified compensatory damages and costs (including attorneys' and expert fees), expenses and other unspecified relief on behalf of the classes. In July 2004, the Company entered into a memorandum of understanding with the plaintiffs' counsel, on behalf of the consolidated class. Pursuant to the memorandum, and a subsequent definitive agreement, the Company agreed in principle to settle the consolidated class action in exchange for a payment of $4.5 million which is expected to be covered by insurance. The final settlement of the consolidated class action is subject to certain action including approval by the Court.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its condensed consolidated financial statements.

- The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as accumulated other comprehensive income (loss) until realized.

- The Company is party to a pending judicial and administrative proceeding described more fully in Part I, Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003 and Part II, Item 1 of this Quarterly Report on Form 10-Q. In July 2004, the Company entered into a memorandum of understanding with the plaintiffs' counsel, on behalf of the consolidated class, to settle a securities class action brought against the Company that was originally filed in 2000. Pursuant to the memorandum, and a subsequent definitive agreement, the Company agreed in principle to settle the consolidated class action in exchange for a payment of $4.5 million which is expected to be covered by insurance. The final settlement of the consolidated class action is subject to certain action including approval by the Court.

SOURCES OF REVENUE

Prior to December 6, 2002, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's remaining operating assets, the Company's revenue consists primarily of the recognition of deferred service fees that are recognized ratably over the maintenance term. The remaining deferred revenue was fully recognized during the period ended September 30, 2004. Prior to a redeployment of the Company's assets, the Company's income sources will consist of interest, dividend and other investment income from short-term investments that is reported as interest income in the Company's consolidated statement of operations.

REVENUE RECOGNITION

Prior to the December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company recognized revenues from two primary sources, software licenses and services. Revenue from software licensing and services fees was recognized in accordance with SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognizes software license revenue when: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred; (3) the fee is fixed or determinable; and (4) collectibility is probable.

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, franchise taxes, fees for professional services, occupancy fees, insurance, board of director fees and in 2003, a provision for doubtful accounts. Occupancy charges include rent, utilities and maintenance services.

RESTRUCTURING AND RELATED COSTS

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE THREE- AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 PRIMARILY REFLECT, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

RESULTS OF OPERATIONS - COMPARISON OF THIRD QUARTER 2004 TO THIRD QUARTER 2003

REVENUE

Revenues from operations for the three-month periods ended September 30, 2004 and 2003 were $1.1 million and $25,000, respectively. Total revenue for the nine months ended September 30, 2004 and 2003 were $1.1 million and $104,000, respectively. The increase in revenue resulted solely from the recognition of deferred service revenue due to the expiration of maintenance agreements in 2004 and 2003.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased to $404,000 during the quarter ended September 30, 2004, compared to $848,000 during the quarter ended September 30, 2003. General and administrative expenses declined to $2.3 million during the nine-month period ended September 30, 2004 compared to $4.4 million during the same period in 2003. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger in connection with our asset redeployment strategy. General and administrative expenses include salaries and employee benefits, franchise taxes, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses. The decrease in general and administrative expense for the three and nine months ended September 30, 2004, compared to the same periods last year, primarily was attributable to decreased professional fees, non-recurring costs in 2003 associated with the closing of the Company's facility in Suwanee, Georgia, and the windup costs associated with the Company's subsidiaries located overseas, and the recognition of deferred compensation expense for the restricted stock issued to Warren B. Kanders in April of 2003.

TRANSACTION EXPENSES

In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations relating to a previously announced acquisition that terminated in September 2004 without the consummation of the acquisition. Transaction expenses recognized in the quarter ended September 30, 2004 represent legal, accounting, appraisal and other related fees and expenses. There were no comparable expenses during the same period in 2003.

PROVISION FOR DOUBTFUL ACCOUNTS

The provision for doubtful accounts for the three months ended September 30, 2003 reflected a recovery of $48,000. The provision for doubtful accounts in the nine months ended September 30, 2003 was $18,000. The changes in the provision for doubtful accounts were due to the collection of accounts previously thought to be uncollectible. There was no provision for doubtful accounts for the three- and nine-month periods ended September 30, 2004.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $86,000 in the quarter ended September 30, 2004 from an amount less than $1,000 in the same period of 2003. Depreciation decreased to $100,000 in the nine months ended September 30, 2004 from $762,000 in the same period of 2003. The commencement of the Company's occupancy of its corporate headquarters in Stamford, Connecticut in June 2004, caused the increase in third quarter depreciation and amortization due to recognition of amortization on leasehold improvements. The decrease from the nine-month period ended 2003 was primarily attributable to the write-down of certain assets and the sale of substantially all of the Company's operating assets.

OTHER INCOME

For the quarter ended September 30, 2004, the Company had no gains or losses as compared to the same period of 2003, when the Company recorded a loss of $125,000 from the sale of securities. During the nine months ended September 30, 2004, the Company recorded a gain of $17,000 from the sale of marketable securities as compared to the same period of 2003, when the Company recorded a gain of $3,000.

INTEREST INCOME

Interest income increased to $313,000 in the quarter ended September 30, 2004 from $228,000, in the same period of 2003. The increase in interest income was due to a modest increase in interest rates. For the nine-month period ended September 30, 2004, interest income decreased to $801,000 from $976,000 during the same period of 2003. The decrease in interest income was due to lower levels of cash and cash equivalents available for investment and lower overall interest rates.

INTEREST EXPENSE

Interest expense was zero for the three- and nine-month periods ended September 30, 2004, compared to interest expense of zero and $66,000, respectively, in the same periods of 2003. In March 2000, the Company entered into a $5.0 million borrowing arrangement with an interest rate of 4.5% with Peachtree Equity Partners L.P., assignee of Wachovia Capital Investments, Inc. The interest expense in 2003 is related to this agreement. The debt was repaid on April 17, 2003, and interest owing at the time of repayment was waived, resulting in a gain of $66,000 that was recognized in other income during the nine months ended September 30, 2003.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three- and nine-month periods ended September 30, 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $46.3 million at September 30, 2004 from $15.0 million at December 31, 2003. Marketable securities decreased to $38.4 million at September 30, 2004 from $73.7 million at December 31, 2003. The overall decrease of $4.0 million in cash and cash equivalents and marketable securities is due to the Company's investment in leasehold improvements at our corporate headquarters in Stamford, Connecticut, coupled with cash used in operating activities (including potential acquisition costs).

Cash used by operating activities was approximately $0.7 million during the nine-month period ended September 30, 2004. This was primarily attributable to the Company's net loss, an increase in accounts payable and accrued liabilities, offset by a decrease in deferred revenue, prepaid and other current assets, partially offset by non-cash items. Cash used in operating activities was approximately $2.6 million during the nine-month period ended September 30, 2003. This was primarily attributable to the Company's net loss partially offset by a decrease in accounts receivable and prepaid and other current assets.

Cash provided by investing activities was approximately $31.9 million during the nine-month period ended September 30, 2004. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities, and an increase in construction costs associated with the leasehold improvements at our corporate headquarters in Stamford, Connecticut. Cash used in investing activities was approximately $25.0 million during the nine-month period ended September 30, 2003. The cash was used primarily for the purchase of marketable securities.

Cash provided by financing activities was approximately $51,000 during the nine-month period ended September 30, 2004, compared to cash used by financing activities of approximately $3.7 million during the same period of 2003. The cash provided by financing activities during the nine-month period ended September 30, 2004 was attributable to proceeds from the exercise of stock options. The cash used by financing activities during the nine months ended September 30, 2003 was primarily attributable to the early repayment of debt to Peachtree Partners, L.P. as discussed earlier, partially offset by proceeds from stock option exercises.

At September 30, 2004, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $130.0 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has incurred foreign losses in the amount of approximately $4.0 million that are available to offset future taxable income in foreign jurisdictions. The Company has recognized a full valuation allowance against the deferred tax assets represented by these tax loss and tax credit carryforwards as of September 30, 2004. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. The Company estimates approximately $116.1 million of the $130.0 million of U.S. net operating loss carry-forward is available currently to offset taxable income that the Company may recognize in the future. Additional net operating loss carryforwards in the amount of approximately $11.9 million will become available to the Company in various increments through the year 2011 as the utilization limitations imposed by IRC section 382 gradually expire over the period. It is expected that approximately $2.0 million of the total net operating loss carryforward will expire without becoming available.

RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit. Monthly lease payments began in March 2004 and the Company commenced occupancy in June 2004.

As of September 30, 2004, the Company had outstanding receivables of less than $1,000 from Kanders & Company primarily relating to build-out construction and other costs of the Stamford office. The amount outstanding at September 30, 2004 is included in prepaids and other assets in the accompanying condensed consolidated balance sheet. The outstanding amount was paid in October 2004.

During the three- and nine-month periods ended September 30, 2004, the Company expensed $7,000 for accruals and payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders for reimbursement of expenses relating to aircraft travel incurred during the acquisition process. For the same three- and nine- month periods ended September 30, 2003, the Company expensed $30,000 and $88,000, respectively, for accruals and payments to Kanders Aviation LLC. This travel related to Board meetings, meetings for potential redeployment transactions and the closing of the Atlanta facility.

After the closing of the sale of the e-commerce software business, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he received a severance payment equal to one year's salary of $250,000. In addition, Mr. Jeffery continued to be a member of our Board of Directors and entered into a three-year consulting agreement with the Company and will receive total consideration of $250,000 payable over two years. At September 30, 2004, approximately $31,000 remained outstanding and is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2003.

ITEM 4. PROCEDURES AND CONTROLS

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of September 30, 2004 are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Company's Chief Administrative Officer and Controller, also concluded that the Company's disclosure controls and procedures as of September 30, 2004 are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act. No changes in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a party to judicial proceedings, described more fully in Part I,
Item 3 of the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2003. In July 2004, the Company entered into a memorandum of understanding with the plaintiffs' counsel, on behalf of the consolidated class, to settle a securities class action brought against the Company that was originally filed in 2000. Pursuant to the memorandum, and a subsequent definitive agreement, the Company agreed in principle to settle the consolidated class action in exchange for a payment of $4.5 million which is expected to be covered by insurance. The final settlement of the consolidated class action is subject to certain action including approval by the Court.


ITEM 6. EXHIBITS

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

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                                CLARUS CORPORATION

Date: November 5, 2004
                                                /s/ Nigel P. Ekern,
                                                ---------------------
                                                Nigel P. Ekern,
                                                Chief Administrative Officer
                                                (Principal Executive Officer)


                                                /s/ Susan Luckfield,
                                                ----------------------
                                                Susan Luckfield,
                                                Controller
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