Form 10-K
period 2004-12-31
CLARUS CORP
filed 2005-03-15
CIK 913277

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

                   For the fiscal year ended December 31, 2004

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                               One Landmark Square
                           Stamford, Connecticut 06901
                (Address of principal office, including zip code)

                                 (203) 428-2000
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock,
                                par value $.0001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). |X|

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2004 was approximately $160.0 million based on $11.50 per share, the closing price of the common stock as quoted on the Nasdaq National Market.

The number of shares of the Registrant's common stock outstanding at March 1, 2005 was 16,787,814 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2004 fiscal year end are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS
                                                                                                       PAGE
                                                                                                       ----
PART I
ITEM 1.    BUSINESS                                                                                     1
ITEM 2.    PROPERTIES                                                                                   6
ITEM 3.    LEGAL PROCEEDINGS                                                                            6
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                          6

PART II
ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                     7
ITEM 6.    SELECTED FINANCIAL DATA                                                                      8
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS        9
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                   17
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                                                   18
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE         39
ITEM 9A.   CONTROLS AND PROCEDURES                                                                      39
ITEM 9B    OTHER INFORMATION                                                                            40

PART III
ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                           40
ITEM 11.   EXECUTIVE COMPENSATION                                                                       40
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                               40
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                               40
ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                       40

PART IV
ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                                      41

SIGNATURES                                                                                              44
EXHIBIT INDEX                                                                                           47

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. The Company cannot guarantee its future performance.

OVERVIEW

Clarus Corporation ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") was formerly a provider of e-commerce business solutions until the sale of substantially all of its operating assets in December 2002. We are currently seeking to redeploy our cash and cash equivalent assets to enhance stockholder value and are seeking, analyzing and evaluating potential acquisition and merger candidates. We were incorporated in Delaware in 1991 under the name SQL Financials, Inc. In August 1998, we changed our name to Clarus Corporation. Our principal corporate office is located at One Landmark Square, Stamford, Connecticut 06901 and our telephone number is (203) 428-2000.

BUSINESS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these new directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our cash, other non-operating assets (including, to the extent available, our net operating loss carryforward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's operating expenses will exceed investment income during 2005.

As part of our strategy to enhance stockholder value, on December 6, 2002, we consummated the sale of substantially all of the assets of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, to Epicor Software Corporation ("Epicor"), a Delaware corporation, for a purchase price of $1.0 million in cash (the "Asset Sale"). Epicor is traded on the Nasdaq National Market under the symbol "EPIC." The sale included licensing, support and maintenance activities from our eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products, our customer lists, certain contracts and certain intellectual property rights related to the purchased assets, maintenance payments and certain furniture and equipment. In connection with the sale, we entered into a Transition Services Agreement until March 31, 2003, that allowed Epicor to use a portion of our facility in Suwanee, Georgia to operate the electronic commerce business that Epicor purchased in the Asset Sale. Epicor agreed to assume certain of our liabilities, such as executory obligations arising under certain contracts, agreements and commitments related to the transferred assets. We remain responsible for all of our other liabilities including liabilities under certain contracts, including any violations of environmental laws and for our obligations related to any of our indebtedness, employee benefit plans or taxes that are or were due and payable in connection with the acquired assets on or before the closing date of the Asset Sale.

Upon the closing of the sale to Epicor, Warren B. Kanders assumed the position of Executive Chairman of the Board of Directors, Stephen P. Jeffery ceased to serve as Chief Executive Officer and Chairman of the Board, and James J. McDevitt ceased to serve as Chief Financial Officer and Corporate Secretary. Mr. Jeffery agreed to continue to serve on the Board of Directors and serve in a consulting capacity for a period of three years. In addition, the Board of Directors appointed Nigel P. Ekern as Chief Administrative Officer to oversee the operations of Clarus and to assist with our asset redeployment strategy.

On January 1, 2003, we sold the assets related to our Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. This completed the sale of nearly all of our active software operations as part of our strategy to limit operating losses and enable us to reposition our business in order to enhance stockholder value. In anticipation of the redeployment of our assets, our cash balances are being held in short-term, highly rated instruments designed to preserve safety and liquidity and to exempt us from registration as an investment company under the Investment Company Act of 1940.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. In addition, we believe that our common stock, which has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Factors That May Affect Our Future Results" below.

As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, The Company's common stock was delisted from the Nasdaq National Market effective with the open of business on October 5, 2004. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). The Company's common stock is now quoted on the Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK."

At the Company's annual stockholders meeting on July 24, 2003, the stockholders approved an amendment, (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of Clarus' securities in order to help assure the preservation of its net operating loss tax carryforward
("NOL"). Although the transfer restrictions imposed on our securities is intended to reduce the likelihood of an impermissible ownership change, no assurance can be given that such restrictions would prevent all transfers that would result in an impermissible ownership change. The Amendment generally restricts and requires prior approval of our Board of Directors of direct and indirect acquisitions of the Company's equity securities if such acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock.

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

There were several milestones in the evolution of our business prior to the December 2002 sale. On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares of common stock at $10.00 per share, resulting in net proceeds to us of approximately $22.0 million. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software ("ERP") business to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale we received approximately $13.9 million. On March 10, 2000, we sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to us of approximately $244.4 million.

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2004, we had a total of seven employees, all of which are located in our Stamford, Connecticut headquarters. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

In addition to other information in this annual report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. However, the risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or which are currently deemed immaterial may also impair our financial condition. If any of these risks actually occur, our financial condition could be materially adversely affected.

                             RISKS RELATED TO CLARUS

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business, we will no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $279.7 million from our inception through December 31, 2004. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash and cash equivalent assets to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable Clarus to redeploy its assets and use its cash and cash equivalent assets to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering growth opportunities. We may not be successful in acquiring such a business or in operating any business that we acquire. Failure to redeploy successfully will result in our inability to become profitable.

Even if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully. Any acquisition, even if effectively integrated, may not benefit our stockholders. Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; and (iii) our ability to integrate and absorb the acquired company successfully. We may be unable to address these problems successfully.

WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH OUR EVALUATION OF SUITABLE MERGER PARTNERS AND ACQUISITION CANDIDATES.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and merger candidates. We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these redeployment efforts. In 2004, we incurred $1.6 million of transaction related expenses during due diligence and negotiation of potential acquisitions. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

WE WILL LIKELY HAVE NO OPERATING HISTORY IN OUR NEW LINE OF BUSINESS, WHICH IS YET TO BE DETERMINED, AND THEREFORE WE WILL BE SUBJECT TO THE RISKS INHERENT IN ESTABLISHING A NEW BUSINESS.

We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for Clarus. The ultimate success of such new business cannot be assured.

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NET OPERATING LOSS ("NOL") AND TAX CREDIT CARRYFORWARDS.

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

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders" within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated, together, as a single, public group "5-percent stockholder," regardless of whether they own an aggregate of 5% of a corporation's stock.

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service. The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code, may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

                        RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET

On October 5, 2004, our common stock was delisted from the Nasdaq National Market. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004. The Company's common stock is now quoted on the Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

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

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE WHICH COULD CAUSE DILUTION TO NEW INVESTORS AND OTHERWISE ADVERSELY AFFECT OUR STOCK PRICE.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes.

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an internet website address at www.claruscorp.com. We make available free of charge on our internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act of 1934, a amended as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $18,275 per month, pursuant to a lease, which expires on March 30, 2019.

We also lease approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $11,000 per month, which prior to October 2001, was used for the delivery of services as well as research and development. This lease expires in February 2006. This facility has been sub-leased for approximately $5,000 a month, pursuant to a sublease, which expires on January 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

A complaint was filed on May 14, 2001 in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000. Generally the complaint alleges that the Company and certain of its directors and officers made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The Company agreed to settle the class action in exchange for a payment of $4.5 million, which was covered by insurance. The Court approved the final settlement and dismissed the action on January 6, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the quarter ended December 31, 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the Nasdaq National Market System on May 26, 1998, the effective date of our initial public offering, until October 5, 2004, when our common stock was delisted from the Nasdaq National Market following a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004. The Company's common stock is now quoted on the Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK".

The following table sets forth, for the indicated periods, the high and low closing sales prices for our common stock as reported by the NASDAQ prior to October 5, 2004 and the range of high and low bids for our common stock as reported by the OTC Bulletin Board or the OTC Pink Sheets Electronic Quotation Service on and after October 5, 2004. The quotes listed below on and after October 5, 2004 reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                          High          Low
                                                          ----          ---
      Year ended December 31, 2003
         First Quarter                                    $ 5.87        $4.92
         Second Quarter                                   $ 6.40        $5.05
         Third Quarter                                    $ 7.50        $5.95
         Fourth Quarter                                   $ 7.76        $6.99

      Year ended December 31, 2004
         First Quarter                                    $ 9.94        $7.34
         Second Quarter                                   $12.33        $9.86
         Third Quarter                                    $11.78        $8.28
         Fourth Quarter                                   $ 9.30        $7.40

      Calendar Year 2005
         First Quarter (through March 1, 2005)            $ 9.50        $8.50

STOCKHOLDERS

On March 1, 2005, the last reported sales price for our common stock was $8.50 per share. As of March 1, 2005, there were 147 holders of record of our common stock.

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

                                                                              Years ended December 31,
                                                                             ------------------------
                                                                 2004        2003          2002        2001         2000
                                                              ---------    ---------    ---------    ---------    ---------
Statement of Operations Data:                                             (in thousands, except per share data)
----------------------------
Revenues:
  License fees ............................................   $   1,106    $      --    $   2,808    $   7,807    $  24,686
  Service fees ............................................          --          130        6,226        9,866       10,327
                                                              ---------    ---------    ---------    ---------    ---------
             Total Revenues ...............................       1,106          130        9,034       17,673       35,013
Cost of Revenues:
  License fees ............................................          --           --           26          211          154
  Service fees ............................................          --           --        5,498       12,921       12,901
                                                              ---------    ---------    ---------    ---------    ---------
             Total Cost of Revenues .......................          --           --        5,524       13,132       13,055
Operating expenses:
  Research and development ................................          --           --        7,263       16,220       31,114
  Sales and marketing .....................................          --           --        7,938       34,034       43,231
  General and administrative ..............................       3,395        4,986       12,574        9,633       10,995
Provision (credit) for doubtful accounts ..................          --           18         (560)       5,537        5,824
  Transaction expenses ....................................       1,636           --           --           --         --
  Loss on impairment of goodwill and intangible assets ....          --           --       10,360       36,756         --
  Loss/(Gain) on sale or disposal of assets ...............          --           36        1,748          (20)      (1,347)
  Depreciation and amortization ...........................         186          762        4,243       12,212        8,132
                                                              ---------    ---------    ---------    ---------    ---------
             Total Operating Expenses .....................       5,217        5,802       43,566      114,372       97,949
                                                              ---------    ---------    ---------    ---------    ---------
Operating Loss ............................................      (4,111)      (5,672)     (40,056)    (109,831)     (75,991)

Other income (expense) ....................................          19          169           27           96         (100)
Loss on impairment of marketable securities and investments          --           --           --      (16,461)      (4,128)
Interest income ...........................................       1,203        1,238        2,441        6,570       10,902
Interest expense, including amortization of debt discount .          --          (66)        (225)        (228)      (1,330)
                                                              ---------    ---------    ---------    ---------    ---------

Net Loss ..................................................   $  (2,889)   $  (4,331)   $ (37,813)   $(119,854)   $ (70,647)
                                                              =========    =========    =========    ==========   =========

Loss Per Share
             Basic ........................................   $   (0.18)   $   (0.27)   $   (2.42)   $   (7.72)   $   (4.90)
             Diluted ......................................   $   (0.18)   $   (0.27)   $   (2.42)   $   (7.72)   $   (4.90)
Weighted Average Common Shares Outstanding
             Basic ........................................      16,092       15,905       15,615       15,530       14,420
             Diluted ......................................      16,092       15,905       15,615       15,530       14,420

Balance Sheet Data:                                                                As of December 31,
------------------                                                                 ------------------
                                                                 2004        2003          2002        2001         2000
                                                              ---------    ---------    ---------    ---------    ---------
Cash and cash equivalents .................................   $  48,377    $  15,045    $  42,225    $  55,628    $ 118,303
  Marketable securities ...................................      35,119       73,685       52,885       65,264       50,209
Total assets ..............................................      86,437       89,445       97,764      145,274      266,904
Long-term debt, net of current portion.....................          --           --           --        5,000        5,000
Total stockholders' equity ................................      84,854       86,819       89,360      126,328      246,822

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. THE YEAR ENDED DECEMBER 31, 2004 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

SOURCES OF REVENUE

Prior to the December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's operating assets, the Company's revenue has consisted solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. The remaining deferred revenue was fully recognized by September 2004. Prior to a redeployment of the Company's assets, the Company's principal income will consist of interest, dividend and other investment income from short-term investments, which is reported as interest income in the Company's statement of operations.

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

Prior to December 6, 2002, research and development expenses consisted primarily of personnel related expenses and third-party consulting fees. The Company accounts for software development costs under Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". The Company charged research and development costs related to new products or enhancements to expense as incurred until technological feasibility was established, after which the remaining costs were capitalized until the product or enhancement is available for general release to customers. The Company defines technological feasibility as the point in time at which a working model of the related product or enhancement exists. Historically, the costs incurred during the period between the achievement of technological feasibility and the point at which the product is available for general release to customers have not been material.

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

Transaction expenses consist primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

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

During  2003,  the  Company  determined  that actual  restructuring  and related charges were in excess of the amounts provided for in 2002 and recorded additional restructuring charges of $250,000. This amount was charged to general and administrative costs in the accompanying consolidated statement of operations during 2003. The charges for 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. The increase was the result of significant fluctuations in exchange rates and increased rent expense.

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

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2004, 2003 and 2002 and the balance of the accrual as of December 31, 2004 (in thousands):

                                         Employee       Facility
                                        Separation       Closing       Total Restructuring
                                           Costs          Costs          and Related Costs
                                        ---------       ---------      -------------------
      Balance at December 31, 2001      $     680       $   1,209           $   1,889

      Accruals during 2002                  4,645           3,905               8,550

      Expenditures during 2002              4,196           4,977               9,173

      Credits in 2002                         202              --                 202
                                        ---------       ---------           ---------
      Balance at December 31, 2002            927             137               1,064

      Accruals during 2003                    223              27                 250

      Expenditures during 2003              1,025              59               1,084
                                        ---------       ---------           ---------
      Balance at December 31, 2003            125             105                 230

      Accruals during 2004                     --              33                  33

      Expenditures during 2004                125              65                 190
                                        ---------       ---------           ---------
      Balance at December 31, 2004      $      --       $      73           $      73
                                        =========       =========           =========

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2004 AND 2003

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

REVENUES

Total revenues increased to $1.1 million in 2004 compared to $0.1 million in 2003. This increase is entirely due to deferred license fee revenue recognized in the third quarter of 2004. Following the sale of substantially all of the Company's remaining operating assets, the Company's revenue was from the recognition of deferred service fees that were recognized ratably over the maintenance term.

COST OF REVENUES

The Company did not have any cost of revenues in 2004 or 2003, since all revenue was the recognition of deferred revenue related to maintenance arrangements.

RESEARCH AND DEVELOPMENT

The Company did not have any research and development costs in 2004 or 2003.

SALES AND MARKETING

The Company did not have any sales and marketing costs in 2004 or 2003.

GENERAL AND ADMINISTRATIVE EXPENSE

During the year ended December 31, 2004, general and administrative expenses were reduced to $3.4 million compared to $5.0 million in 2003. This trend is consistent with management's stated strategy to reduce our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations relating to an acquisition that terminated in September 2004 without the consummation of the acquisition. The Company incurred an additional $0.1 million of transaction expenses during the fourth quarter of 2004. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses. Comparable transaction expenses incurred during the year ended December 31, 2003 were immaterial and were not broken out of general and administrative expenses.

LOSS/(GAIN) ON SALE OR DISPOSAL OF ASSETS

During the year ended December 31, 2004, the Company did not incur a loss or gain from the sale or disposal of assets compared to 2003 when the Company recorded a loss on the sale or disposal of assets of $36,000.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense in 2004 declined to $0.2 million compared to $0.8 million in 2003, a reduction of 75%. The decline is primarily attributable to the sale of substantially all of the Company's operating assets in the fourth quarter of 2002, resulting in lower depreciation and amortization on property and equipment coupled with the write off of intangibles assets with definite lives during 2002. As a result of this write off of assets during 2002, there was no amortization expense on intangible assets in 2004 and 2003.

INTEREST INCOME

Interest income remained stable at $1.2 million for the year ended December 31, 2004 compared to $1.2 million in 2003. The negligible change in interest income was due to lower levels of cash, cash equivalents and marketable securities available for investment in 2004, offset by an increase in interest rates during 2004, that resulted in slightly higher rates of return on investments.

INTEREST EXPENSE

Interest expense in 2004 was zero compared to an expense of $66,000 in 2003, a decline of 100%, due to the repayment of $5.0 million of indebtedness that resulted in the interest expense in 2003.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2004 or in 2003.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2003 AND 2002

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

REVENUES

Total revenues declined to $0.1 million in 2003 compared to $9.0 million in 2002. This decline is entirely due to the sale of substantially all of the Company's operating assets in December 2002.

COST OF REVENUES

The Company did not have any significant cost of revenues in 2003, since all 2003 revenue was the recognition of deferred revenue related to maintenance arrangements. This compares favorably with 5.5 million expensed in 2002.

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

LOSS ON IMPAIRMENT OF GOODWILL AND INTANGIBLE ASSETS

As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company determined that the carrying value of the remaining goodwill and intangible assets exceeded fair value. As a result, the Company recorded an additional impairment charge to goodwill of $6.9 million and an impairment charge to intangible assets of $3.5 million during the year ended December 31, 2002, that reduced the cost basis of goodwill and intangible assets to zero. The total impairment was $10.4 million. There was no comparative impairment charge in 2003.

LOSS/(GAIN) ON SALE OR DISPOSAL OF ASSETS

During 2003, the Company recorded a loss on the sale or disposal of assets of $36,000.

In 2002, the Company sold its e-commerce software business to Epicor Software Corporation for approximately $1.0 million. The Company recorded a gain during the fourth quarter of 2002 on the sale of this business of approximately $514,000 that has been included in gain on sale or disposal of assets in the accompanying statement of operations for the year ended December 31, 2002. Also in 2002, the Company recorded a loss on the disposal of property and equipment of $2.3 million. The loss on the disposal of assets during the year ended December 31, 2002 is primarily attributable to the write down of assets located in the Suwanee, Limerick and Maidenhead offices.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense in 2003 declined to $0.8 million compared to $4.2 million in 2002 a reduction of 81%. The decline in the expense primarily is attributable to the sale of substantially all of the Company's operating assets in the fourth quarter of 2002, resulting in lower depreciation and amortization on property and equipment coupled with the write off of intangible assets with definite lives during 2002. As a result of this write off of assets during 2002, there was no amortization expense on intangible assets in 2003. The Company recorded $455,000 of amortization expense relating to intangible assets with definite lives in 2002.

INTEREST INCOME

Interest income decreased to $1.2 million or approximately 50% for the year ended December 31, 2003 compared to $2.4 million in 2002. The decrease in interest income was due to lower levels of cash, cash equivalents and marketable securities available for investment in 2003 coupled with lower interest rates during 2003 that resulted in lower rates of return on investments.

INTEREST EXPENSE

Interest expense in 2003 was $66,000 compared to an expense of $225,000 in 2002, a decline of 71%, due to the repayment of $5.0 million of indebtedness that resulted in the interest expense in 2002.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2003 or in 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $48.4 million at December 31, 2004 from $15.0 million at December 31, 2003 due to a shift in the composition of the investment portfolio to investments with shorter duration that are characterized as cash equivalents instead of marketable securities under the accounting principles generally accepted in the United States of America. The overall combined decrease of $5.2 million in cash and cash equivalents and marketable securities is primarily due to liquidation of investments required to fund operating activities, leasehold improvements and transaction related expenses.

Cash used in operating activities was approximately $2.1 million during 2004. The cash used was primarily attributable to the Company's net loss. Cash used in operating activities was approximately $2.9 million during 2003. The cash used was primarily attributable to the Company's net loss and to decreases in accounts payable and accrued liabilities, deferred revenue, accounts receivable and prepaid and other current assets. The trend in cash used in operating activities is consistent with management's stated strategy, following the sale of substantially all of the Company's operating assets in December 2002, to reduce our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's operating expense will exceed its investment income in 2005.

Cash provided by investing activities was approximately $35.0 million during 2004. The cash was provided by sale and maturity of marketable securities partially offset by the purchase of investments and marketable securities. Cash used by investing activities was approximately $21.0 million during 2003. The cash was used for purchases of investment and marketable securities, partially offset by the sale and maturity of marketable securities.

Cash provided by financing activities during 2004 was attributable to stock option exercises. Cash provided by financing activities was approximately $0.5 million during 2004 compared to cash used by financing of $3.3 million during 2003. The cash used by financing activities in 2003 was attributed to the repayment of the Company's outstanding indebtedness of $5.0 million, offset in part by proceeds from the exercise of stock options.

For the periods ended December 31, 2004 and 2003, the Company had no trade accounts receivables.

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

At December 31, 2004, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $226.7 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $212.8 million of the $226.7 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2004 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods: (in thousands)

Contractual Obligations                           Payment Due By Period
(in thousands)                                    ---------------------
                             Total      1 Year    2-3 Years   4-5 Years  After 5 Years
                            ------      ------      ------      ------      ------
      Operating Leases      $3,731      $  475      $  815      $  845      $1,596
                            ------      ------      ------      ------      ------
                 Total      $3,731      $  475      $  815      $  845      $1,596
                            ======      ======      ======      ======      ======

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

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $18,275 a month, pursuant to a lease, which expires on March 31, 2019.

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

We also lease approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $11,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expires in February 2006. This facility has been sub-leased for approximately $5,000 a month, pursuant to a sublease, which expires on January 30, 2006. The cost, net of the estimated sublease income, has been included in general and administrative expense in the accompanying statement of operations in 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 and revised in December 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 and an amendment to FIN 46 entitled FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support form other parties. FIN 46R will be applied by us to those entities that are considered variable interest entities as of March 31, 2004. We do not expect that the adoption of FIN 46R will have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measure based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some on the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 ("SFAS No. 123"), "Accounting for Share-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005 (as of July 1, 2005 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of the SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company's results of operations depending on the level and form of future equity-based compensation awards issued.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2004 and 2003 (in thousands, except per share data). The operating results are not indicative of results for any future period.

                                                              2004
                                                              ----
                                      First           Second          Third           Fourth
                                     Quarter         Quarter         Quarter         Quarter
                                    ---------       ---------       ---------       ---------
Revenues .....................      $      --       $      --       $   1,106       $      --
Operating loss ...............           (723)         (1,216)           (845)         (1,327)
Net loss .....................           (471)           (963)           (532)           (923)
Net loss per share:
    Basic ....................      $   (0.03)      $   (0.06)      $   (0.03)      $   (0.06)
    Diluted ..................      $   (0.03)      $   (0.06)      $   (0.03)      $   (0.06)

                                                               2003
                                                               ----
                                      First           Second          Third           Fourth
                                     Quarter         Quarter         Quarter         Quarter
                                    ---------       ---------       ---------       ---------
Revenues .....................      $      53       $      25       $      25       $      27
Operating loss ...............         (2,666)         (1,497)           (775)           (734)
Net loss .....................         (2,412)         (1,042)           (672)           (205)
Net loss per share:
    Basic ....................      $   (0.15)      $   (0.07)      $   (0.04)      $   (0.01)
    Diluted ..................      $   (0.15)      $   (0.07)      $   (0.04)      $   (0.01)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We  do  not  hold  derivative   financial   investments,   derivative  commodity
investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                       CLARUS CORPORATION AND SUBSIDIARIES

                          Index to Financial Statements

                                                                                                              Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements...............    19

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial
Reporting.......................................................................... .......................    20

Consolidated Balance Sheets--December 31, 2004 and 2003....................................................    21

Consolidated Statements of Operations--Years Ended December 31, 2004, 2003 and 2002........................    22

Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2004, 2003
and 2002 ..................................................................................................    23

Consolidated Statements of Cash Flows--Years Ended December 31, 2004, 2003 and 2002........................    25

Notes to Consolidated Financial Statements.................................................................    26

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Clarus Corporation:

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries ("Clarus") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Clarus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Clarus' internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2005, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


/s/ KPMG LLP
---------------------
Stamford, Connecticut
March 14, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of Clarus Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A, that Clarus Corporation and subsidiaries ("Clarus") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Clarus' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Clarus' internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Clarus maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, Clarus maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005 expressed and unqualified opinion on those consolidated financial statements.


/s/ KPMG LLP
---------------------
Stamford, Connecticut
March 14, 2005

                       CLARUS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
               (In Thousands, Except Share and Per Share Amounts)

                                     ASSETS
                                                                                        2004            2003
                                                                                     ---------       ---------
CURRENT ASSETS:
    Cash and cash equivalents .................................................      $  48,377       $  15,045
    Marketable securities .....................................................         35,119          73,685
    Interest receivable .......................................................            350             507
    Prepaids and other current assets .........................................            182             132
                                                                                     ---------       ---------

       Total current assets ...................................................         84,028          89,369
                                                                                     ---------       ---------

PROPERTY AND EQUIPMENT, NET ...................................................          2,367              38
                                                                                     ---------       ---------

OTHER ASSETS:

    Deposits and other long-term assets .......................................             42              38
                                                                                     ---------       ---------
       Total assets ...........................................................      $  86,437       $  89,445
                                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities ..................................      $   1,468       $   1,520
    Deferred revenue ..........................................................             --           1,106
                                                                                     ---------       ---------
       Total current liabilities ..............................................          1,468           2,626
                                                                                     ---------       ---------
    Deferred rent .............................................................            115              --

       Total liabilities ......................................................          1,583           2,626
                                                                                     ---------       ---------
COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued             --              --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
         16,734,947 and 16,649,048 shares issued and
         16,659,947 and 16,574,048 outstanding in 2004 and 2003, respectively .              2               2
    Additional paid-in capital ................................................        368,385         367,031
    Accumulated deficit .......................................................       (279,656)       (276,767)
    Less treasury stock, 75,000 shares at cost ................................             (2)             (2)
    Accumulated other comprehensive income (loss) .............................           (130)            (17)
    Deferred compensation .....................................................         (3,745)         (3,428)
                                                                                     ---------       ---------
       Total stockholders' equity .............................................         84,854          86,819
                                                                                     ---------       ---------
       Total liabilities and stockholders' equity .............................      $  86,437       $  89,445
                                                                                     =========       =========

          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2004, 2003 and 2002
                    (In Thousands, Except Per Share Amounts)

                                                                2004           2003          2002
                                                              --------       --------       --------
REVENUES:
    License fees .......................................      $  1,106       $     --       $  2,808
    Services fees ......................................            --            130          6,226
                                                              --------       --------       --------
       Total revenues ..................................         1,106            130          9,034

COST OF REVENUES:
     License fees ......................................            --             --             26
     Services fees .....................................            --             --          5,498
                                                              --------       --------       --------
       Total cost of revenues ..........................            --             --          5,524

OPERATING EXPENSES:
    Research and development ...........................            --             --          7,263
    Sales and marketing ................................            --             --          7,938
    General and administrative .........................         3,395          4,986         12,574
    Provision/(credit) for doubtful accounts ...........            --             18           (560)
    Transaction expenses ...............................         1,636             --             --
    Loss on impairment of goodwill and intangible assets            --             --         10,360
    Loss on sale or disposal of assets .................            --             36          1,748
    Depreciation and amortization ......................           186            762          4,243
                                                              --------       --------       --------
       Total operating expenses ........................         5,217          5,802         43,566
                                                              --------       --------       --------
OPERATING LOSS .........................................        (4,111)        (5,672)       (40,056)

 OTHER INCOME ..........................................            19            169             27
 INTEREST INCOME .......................................         1,203          1,238          2,441
 INTEREST EXPENSE ......................................            --            (66)          (225)
                                                              --------       --------       --------
NET LOSS ...............................................      $ (2,889)      $ (4,331)      $(37,813)
                                                              ========       ========       ========


NET LOSS PER SHARE

    Basic                                                     $  (0.18)      $  (0.27)      $  (2.42)

    Diluted                                                   $  (0.18)      $  (0.27)      $  (2.42)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING


     Basic                                                      16,092         15,905         15,615

     Diluted                                                    16,092         15,905         15,615

           See accompanying notes to consolidated financial statements

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                  Years Ended December 31, 2004, 2003 and 2002
                                 (In Thousands)

                                                                                                       Treasury         Accumulated
                                                  Common Stock      Additional                          Stock              Other
                                              -------------------     Paid-In   Accumulated        -----------------   Comprehensive
                                              Shares       Amount     Capital     Deficit          Shares    Amount    Income (loss)
                                              -------     -------   ----------  -----------        ------    -------   -------------
BALANCES December 31,2001 ..............      15,639    $       2   $ 360,670    $(234,623)         (75)   $      (2)   $     281
   Exercise of stock options ...........         113           --         400           --           --           --           --
   Issuance of shares under
      employee stock purchase plans ....          19           --         119           --           --           --           --
   Retirement of shares related
      to the termination of
      marketing agreement ..............          (8)          --         (39)          --           --           --           --
   Modification to stock options .......          --           --         500           --           --           --           --
   Issuance of stock options with
      exercise prices below fair
      market value .....................          --           --          65           --           --           --           --
   Net loss ............................          --           --          --      (37,813)          --           --           --
   Increase in foreign currency
      translation adjustment ...........          --           --          --           --           --           --           10
   Decrease in unrealized gain on
      marketable securities ............          --           --          --           --           --           --         (145)

------------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2002 ............      15,763            2     361,715     (272,436)         (75)          (2)         146
   Exercise of stock options ...........         384           --       1,656           --           --           --           --
   Issuance of restricted shares,
      net of amortization ..............         500           --       3,650           --           --           --           --
   Issuance of shares under
      employee stock purchase plan .....           2           --          10           --           --           --           --
   Net loss ............................          --           --          --       (4,331)          --           --           --
   Decrease in foreign currency
      translation adjustment ...........          --           --          --           --           --           --          (78)
   Decrease in unrealized gain on
      marketable securities ............          --           --          --           --           --           --          (85)

------------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2003 ............      16,649            2     367,031     (276,767)         (75)          (2)         (17)
   Exercise of stock options ...........          86           --         454           --           --           --           --
   Issuance of restricted shares,
      net of amortization ..............          --           --         900           --           --           --           --
   Net loss ............................          --           --          --       (2,889)          --           --           --
   Decrease in unrealized gain on
      marketable securities ............          --           --          --           --           --           --         (113)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2004 ............      16,735    $       2   $ 368,385    $(279,656)         (75)   $      (2)   $    (130)
====================================================================================================================================

          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE LOSS (Cont.)
                  Years Ended December 31, 2004, 2003 and 2002
                                 (In Thousands)

                                                                  Total
                                                 Deferred       Stockholders'    Comprehensive
                                               Compensation       Equity             Loss
                                               ------------     ------------    --------------
BALANCES, December 31, 2001 ............      $      --         $ 126,328                $--
   Exercise of stock options ...........             --               400                 --
   Issuance of shares under
      employee stock purchase plans ....             --               119                 --
   Retirement of shares related
      to the termination of
      marketing agreement ..............             --               (39)                --
   Modification to stock options .......             --               500                 --
   Issuance of stock options with
      exercise prices below fair
      market value .....................            (65)               --                 --
   Net loss ............................             --           (37,813)           (37,813)
   Increase in foreign currency
      translation adjustment ...........             --                10                 10
   Decrease in unrealized gain on
      marketable securities ............             --              (145)              (145)
                                                                                   ---------
   Total comprehensive loss ............                                             (37,948)
-------------------------------------------------------------------------          =========
BALANCES, December 31,2002 .............            (65)           89,360                 --
   Exercise of stock options ...........             --             1,656                 --
   Issuance of restricted shares,
      net of amortization ..............         (3,363)              287                 --
   Issuance of shares under
      employee stock purchase plan .....             --                10                 --
   Net loss ............................             --            (4,331)            (4,331)
   Decrease in foreign currency
      translation adjustment ...........             --               (78)               (78)
   Decrease in unrealized gain on
      marketable securities ............             --               (85)               (85)
                                                                                   ---------
   Total comprehensive loss ............                                              (4,494)
-------------------------------------------------------------------------          =========
BALANCES, December 31, 2003 ............         (3,428)           86,819                 --
   Exercise of stock options ...........             --               454                 --
   Issuance of restricted shares,
      net of amortization ..............           (317)              583                 --
   Net loss ............................             --            (2,889)            (2,889)
   Decrease in unrealized gain on
      marketable securities ............             --              (113)              (113)
                                                                                   ---------
 Total comprehensive loss ..............                                           $  (3,002)
-------------------------------------------------------------------------          =========
BALANCES, December 31,2004 .............      $  (3,745)        $  84,854
=========================================================================

          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2004, 2003 and 2002
                      (In Thousands, Except Share Amounts)

                                                                                    2004            2003           2002
                                                                                 ---------       ---------       ---------
OPERATING ACTIVITIES:
Net loss ..................................................................      $  (2,889)      $  (4,331)      $ (37,813)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of property and equipment .................            186             762           3,788
  Amortization of intangible assets .......................................             --              --             455
  Loss on impairment of intangible assets .................................             --              --          10,360
  Amortization of premium and discount on securities, net .................            982              --              --
  Gain on sale of marketable securities and other .........................            (17)             --             (15)
  Provision/(credit) for doubtful accounts ................................             --              18            (560)
  Noncash sales and marketing expense .....................................             --              --             450
  Noncash charge due to modification of stock options .....................             --              --             500
  Amortization of deferred employee compensation plans ....................            583             287              --
  Gain on sale of e-commerce assets to Epicor .............................             --              --            (514)
  Loss on sale or disposal of property and equipment ......................             --              36           2,262
  Changes in operating assets and liabilities:
    Accounts receivable ...................................................             --             449           2,618
    Interest receivable, prepaids and other current assets ................            107             623           1,203
    Assets held for sale ..................................................             --              48              --
    Deposits and other long-term assets ...................................             (4)             30             420
    Accounts payable and accrued liabilities ..............................            (52)           (416)         (4,539)
    Deferred revenue ......................................................         (1,106)           (142)         (5,738)
    Deferred rent .........................................................            115              --              --
    Liabilities to be assumed .............................................             --            (220)             --
    Other long-term liabilities ...........................................             --              --            (265)
                                                                                 ---------       ---------       ---------
     Net cash used in operating activities ................................         (2,095)         (2,856)        (27,388)
                                                                                 ---------       ---------       ---------
INVESTING ACTIVITIES:
  Purchase of marketable securities .......................................        (59,754)       (117,881)       (123,611)
  Proceeds from the sale and maturity of marketable securities ............         97,242          96,918         135,860
  Purchase of property and equipment ......................................         (2,515)            (38)           (182)
  Proceeds from sale of investment ........................................             --              --             200
  Proceeds from sale of operating assets ..................................             --              --           1,000
  Proceeds from sale of property and equipment ............................             --              11             189
                                                                                 ---------       ---------       ---------
     Net cash (used in) provided by investing activities ..................         34,973         (20,990)         13,456

FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options .............................            454           1,656             400
  Proceeds from issuance of common stock related to employee stock
        purchase plans ....................................................             --              10             119
  Repayment of long-term debt .............................................             --          (5,000)             --
                                                                                 ---------       ---------       ---------
     Net cash (used in) provided by financing activities ..................            454          (3,334)            519
                                                                                 ---------       ---------       ---------

Effect of exchange rate change on cash ....................................             --              --              10
CHANGE IN CASH AND CASH EQUIVALENTS .......................................         33,332         (27,180)        (13,403)
CASH AND CASH EQUIVALENTS, beginning of year ..............................         15,045          42,225          55,628
                                                                                 ---------       ---------       ---------
CASH AND CASH EQUIVALENTS, end of year ....................................      $  48,377       $  15,045       $  42,225
                                                                                 =========       =========       =========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Cash paid for interest ....................................................      $      --       $      --       $     225
                                                                                 =========       =========       =========

NONCASH TRANSACTIONS:
Retirement of 7,500 shares related to the termination of a sales and
  marketing agreement .....................................................      $      --       $      --       $      39

Grant of Restricted Stock .................................................      $      50       $   2,680       $      --

          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2004, 2003 and 2002

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

Management now consists of four corporate executive officers and a support staff of three, all of whom are located in Stamford, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash and cash equivalent assets to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include Clarus International, Inc., Clarus eMEA Ltd., Clarus CSA, Inc., Clarus CSA, Inc. (Ireland), SAI America Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America LLC, Software Architects International, LLC, and REDEO Technologies, Inc.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $48.4 million and $15.0 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2004 and 2003, respectively.

MARKETABLE SECURITIES

Marketable securities at December 31, 2004 consist of government notes and bonds. For the period ended December 31, 2003, marketable securities consisted of government notes and bonds, commercial paper, certificates of deposit and corporate debt. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

CREDIT AND CUSTOMER CONCENTRATIONS

As of December 31, 2004 and 2003, the Company had no trade accounts receivables.

During 2004 and 2003, no revenue was derived from international markets. During 2002, 45.2% of the Company's revenue was derived from international markets, and 29.9% was derived from one customer in the United Kingdom.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment, purchased software and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease. During 2002, the Company abandoned certain assets located at its principal facilities in Suwanee, Georgia, and its offices in Maidenhead, England and Limerick, Ireland. These fixed asset amounts and the related accumulated depreciation were written off, resulting in an impairment charge of $2.1 million that is included in the loss on sale or disposal of assets in the accompanying consolidated statement of operations for the year ended December 31, 2002.

Property and equipment are summarized as follows (in thousands):

                                                                December 31,        Useful Life
                                                           ----------------------   -----------
                                                             2004          2003     (in years)
                                                             ----          ----     ----------
      Computers and equipment .......................      $   190       $    52       1 - 5
      Furniture and fixtures ........................          488            35       1 - 7
      Leasehold improvements ........................        1,944            34           8
                                                           -------       -------
                                                             2,622           121
      Less: accumulated depreciation and amortization         (255)          (83)
                                                           -------       -------
          Property and equipment, net ...............      $ 2,367       $    38
                                                           =======       =======

Depreciation and amortization expense related to property and equipment totaled $186,000, $762,000, and $3.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any material income from these companies during 2004, 2003 or 2002. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2004 and 2003, respectively.

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

The Company adopted SFAS 142 effective January 1, 2002. Upon adoption, the Company tested goodwill for impairment at January 1, 2002 according to the provisions of SFAS 142, which resulted in no impairment required as a cumulative effect of accounting change. As a result of a change in the Company's strategic direction during the second quarter of 2002, the Company tested goodwill and intangible assets with definite lives for impairment according to the provisions of SFAS 142 and SFAS 144, respectively, which resulted in an impairment of $6.8 million of goodwill and $3.5 million of intangible assets with definite lives. No balances for goodwill or intangible assets remained as of December 31, 2004 and 2003, respectively.

Prior to their impairment, intangible assets were being amortized on a straight-line basis over periods ranging from three to ten years. Amortization expense related to these intangible assets amounted to $0, $0 and $0.5 million in 2004, 2003 and 2002, respectively.

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

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2004 and 2003 (in thousands):

                                                     2003        2004
                                                    ------      ------
Accounts payable .................................  $  218      $  432
Accrued compensation, benefits and commissions ...     172         187
Restructuring accruals ...........................      73         230
Accrued professional services ....................     595         336
Accrued franchise taxes ..........................     365         180
Other ............................................      45         155
                                                    ------      ------
                                                    $1,468      $1,520
                                                    ======      ======

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts payable and long-term debt approximates fair value. Marketable securities are carried at market value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments approximated their respective carrying values at December 31, 2004 and 2003.

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

The following table shows what the effect on net loss and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option pricing model is assumed to be amortized to expense over the option's vesting periods (in thousands, except per share amounts):

                                                                                2004            2003             2002
                                                                            ----------       ----------       ----------
Net loss, as reported ................................................      $   (2,889)      $   (4,331)      $  (37,813)
Add stock-based employee compensation expense included in reported
  net loss, ..........................................................             584              287              500
Deduct total stock-based employee compensation expense determined
  under fair-value based method for all awards .......................          (2,613)          (5,049)          (1,913)
                                                                            ----------       ----------       ----------
Pro forma net loss ...................................................      $   (4,918)      $   (9,093)      $  (39,226)
                                                                            ==========       ==========       ==========
Earnings per Share:

  Basic - as reported ................................................      $    (0.18)      $    (0.27)      $    (2.42)

  Basic - pro forma ..................................................      $    (0.31)      $    (0.57)      $    (2.51)


  Diluted - as reported ..............................................      $    (0.18)      $    (0.27)      $    (2.42)

  Diluted - pro forma ................................................      $    (0.31)      $    (0.57)      $    (2.51)
                                                                            ==========       ==========       ==========

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

NET LOSS PER SHARE

Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2004, 2003 and 2002 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options due to the net loss for the years ended December 31, 2004, 2003 and 2002. The potential effects of excluded incremental shares are as follows (in thousands):

                                                              2004       2003       2002
                                                             -----      -----      -----
      Effect of shares issuable under stock option plan        616        202        107
      Effect of shares issuable under
          Restricted stock awards                              504         28         --
                                                             -----      -----      -----
      Total effect of potential incremental shares           1,120        230        107
                                                             =====      =====      =====

At December 31, 2004, 1,561,617 options were excluded in the computation of diluted earnings per share due to the net loss for the year ended December 31, 2004 and 400,000 options were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market share price of the common shares.

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

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2004, 2003, and 2002 the Company operated in one principal business segment, e-commerce software solutions, across domestic and international markets.

Geographic revenue and the carrying value of property and equipment as of and for the years ended December 31, 2004, 2003 and 2002 were as follows:

      (in thousands)                2004        2003        2002
                                   ------      ------      ------
      Revenue:
      United States                $   --      $  130      $4,954
      England                          --          --       2,702
      Italy                            --          --         319
      Other international           1,106          --       1,059
                                   ------      ------      ------
      Total                        $1,106      $  130      $9,034
                                   ======      ======      ======


      Property and equipment:
      United States                $2,367      $   38      $  809
      International                    --          --          --
                                   ------      ------      ------
      Total                        $2,367      $   38      $  809
                                   ======      ======      ======

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement required that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measure based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some on the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 ("SFAS No. 123"), "Accounting for Share-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first interim or annual reporting period that begins after June 15, 2005 (as of July 1, 2005 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of the SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company's results of operations depending on the level and form of future equity-based compensation awards issued.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. MARKETABLE SECURITIES

As of December 31, 2004, and 2003, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

At December 31, 2004, marketable securities consisted of government notes and bonds with a fair market value of $35.1 million. The amortized cost of marketable securities at December 31, 2004 was $35.2 million with an unrealized loss of $130,000.

The maturities of all securities are less than 18 months at December 31, 2004. $26.9 million mature in less than 12 months and $8.2 million mature between 12 and 18 months. The Company had no sales of marketable securities for the year ended December 31, 2003.

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and fair value of these available-for-sale marketable securities by major security type and class of security at December 31, 2003 were as follows (in thousands):

                                                             Gross          Gross
                                          Amortized        Unrealized     Unrealized         Fair
                                             Cost        Holding Gains  Holding Losses       Value
                                          ----------      ----------      ----------       ----------
      Commercial paper .............      $    2,195      $       --      $       --       $    2,195
      Corporate notes and bonds ....          10,123               4             (28)          10,099
      Government notes and bonds ...          61,384               8              (1)          61,391
                                          ----------      ----------      ----------       ----------

                     Total .........      $   73,702      $       12      $      (29)      $   73,685
                                          ==========      ==========      ==========       ==========

The Company had $15,000 of realized gains and had no realized losses from sales of marketable securities included in the accompanying consolidated statements of operations for the year ended December 31, 2002. The Company received approximately $15.0 million in proceeds from these sales.

3. ACQUISITIONS AND DISPOSITIONS

SALE OF OPERATING ASSETS

On December 6, 2002, the Company sold its e-commerce software business to Epicor Software Corporation for $1.0 million. Approximately $200,000 of the purchase price was placed in escrow and is included in cash and cash equivalents in the accompanying consolidated balance sheet at December 31, 2003. The escrowed funds were released in February 2004. The Company recorded a gain in 2002 on the sale of the business of approximately $514,000. On January 1, 2003, the Company sold its Cashbook product to an employee group in Limerick, Ireland recognizing a gain of approximately $157,000 during the first quarter of 2003.

4. RELATED-PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease. Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

During the year ended December 31, 2004, the Company expensed approximately $31,000, for payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions. As of December 31, 2004, the Company had outstanding a net receivable of less than $150 from Kanders & Company resulting from an outstanding payable by the Company to Kanders Aviation LLC of $23,921 and an outstanding payable by Kanders & Company to the Company of $24,054. The amount due to Kanders Aviation LLC is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet and the amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amounts were paid in February 2005.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $43,000 during the year ended December 31, 2004.

After the closing of the sale of the e-commerce software business in December 2002, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he was entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and received total consideration of $250,000 payable over two years. At December 31, 2004, no balance remained outstanding to Mr. Jeffery under these severance arrangements.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above are at least as favorable as those we could have obtained in arms length negotiations or otherwise are at prevailing market prices and terms.

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

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2004, 2003 and 2002 and the balance of the accrual as of December 31, 2004 (in thousands):

                                         Employee       Facility
                                        Separation       Closing       Total Restructuring
                                           Costs          Costs          and Related Costs
                                        ---------       ---------      -------------------
      Balance at December 31, 2001      $      680      $    1,209          $    1,889

      Accruals during 2002                   4,645           3,905               8,550

      Expenditures during 2002               4,196           4,977               9,173

      Credits in 2002                          202              --                 202
                                        ----------      ----------          ----------
      Balance at December 31, 2002             927             137               1,064

      Accruals during 2003                     223              27                 250

      Expenditures during 2003               1,025              59               1,084
                                        ----------      ----------          ----------
      Balance at December 31, 2003             125             105                 230

      Accruals during 2004                      --              33                  33

      Expenditures during 2004                 125              65                 190
                                        ----------      ----------          ----------
      Balance at December 31, 2004      $       --      $       73          $       73
                                        ==========      ==========          ==========

For the years ended December 31, 2004, 2003 and 2002, the restructuring and related costs were classified in the Company's consolidated statements of operations as follows (in thousands):

                                                    YEAR ENDED
                                                    DECEMBER 31,
                                     -------------------------------------------
                                        2004            2003             2002
                                       ------          ------          ------
Cost of revenues - services fees       $   --          $   --          $  858
Research and development                   --              --           1,291
Sales and marketing                        --              --           1,242
General and administrative                 33             250           5,159
                                       ------          ------          ------
    Total                              $   33          $  250          $8,550
                                       ======          ======          ======

6. INCOME TAXES

For financial reporting purposes, losses from continuing operations before income taxes includes the following components (in thousands):

                                                    YEAR ENDED
                                                   DECEMBER 31,
                                     -------------------------------------------
                                         2004            2003            2002
                                       -------         -------          -------
Pre-Tax Loss:
     United States                     $ (2,889)       $ (4,331)      $(25,770)
     Foreign                                 --              --        (12,043)
                                       -------         --------       --------
                                       $ (2,889)       $ (4,331)      $(37,813)
                                       ========        ========       ========

The Company files a consolidated income tax return with its wholly owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2004 are as follows (in thousands):

                                                                         YEAR ENDED
                                                                         DECEMBER 31,
                                                        ----------------------------------------------
                                                          2004             2003              2002
                                                        --------           --------           --------
Current:
    Federal                                             $     --           $     --           $     --
    State                                                     --                 --                 --
    Foreign                                                   --                 --                 --
                                                        --------           --------           --------
                                                              --                 --                 --
                                                        --------           --------           --------
Deferred:
    Federal                                              (30,455)            (3,492)               579
    State                                                 (7,251)              (513)               164
    Foreign                                                  441              5,962             (2,026)
                                                        --------           --------           --------
                                                         (37,265)             1,957             (1,283)
Increase/(Decrease) in valuation allowance for
deferred income taxes                                     37,265             (1,957)             1,283
                                                        --------           --------           --------

                                                        $     --           $     --           $     --
                                                        ========           ========           ========

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2004, 2003 and 2002:

                                                                                    YEAR ENDED
                                                                                   DECEMBER 31,
                                                                  -------------------------------------------
                                                                    2004               2003             2002
                                                                  -------            -------          -------
Computed "expected" income tax expense (benefit)                    (34.0)%            (34.0)%          (34.0)%
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal income taxes                  (5.0)              (7.7)             0.3
    Benefit of prior year NOL adjustments                        (1,265.9)             (54.2)              --
    Nondeductible goodwill                                             --                 --              9.6
    Income tax effect attributable to foreign operations             15.3              135.6              2.6
    Nondeductible expired/cancelled warrants and options               --                3.3             16.8
    Increase in valuation allowance and other items               1,289.6              (43.0)             4.7
                                                                  -------            -------          -------
Income tax expense (benefit)                                           --                 --               --
                                                                  =======            =======          =======

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's existing deferred income tax assets and liabilities as of December 31, 2004 and 2003 are as follows (in thousands):

                                                                          YEAR ENDED
                                                                          DECEMBER 31,
                                                                   ---------------------------
                                                                     2004              2003
                                                                   --------           --------
Deferred income tax assets:
    Net operating loss, capital loss and research &                $ 94,943           $ 57,454
       experimentation credit carryforwards
    Depreciation and amortization                                      (446)                 3
    Non-cash compensation                                               339                112
    Accrued liabilities                                                  42                 44
    Reserves for investments                                          1,728              1,728
                                                                   --------           --------
Net deferred income tax assets before valuation allowance            96,606             59,341
Valuation allowance for deferred income tax assets                  (96,606)           (59,341)
                                                                   --------           --------
Net deferred income tax assets                                     $     --           $     --
                                                                   ========           ========

Net operating loss carryforwards at December 31, 2004 increased significantly due to the write off for tax purposes of significant investments in foreign subsidiaries in Ireland and the United Kingdom, whose losses had previously been reflected in our financial statements for prior periods.

The net change in the valuation allowance for deferred income tax assets for 2004 was an increase of $37.3 million as compared to a decrease of $2.0 million in 2003 and an increase in 2002 of $1.3 million. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against deferred income tax assets at December 31, 2004, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2004, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $226.7 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009.

The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $212.8 million of the $226.7 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

7. DEBT

As of December 31, 2004 and 2003, the Company has no debt outstanding.

8. ROYALTY AGREEMENTS

The Company was previously a party to royalty and other original equipment manufacturer agreements for certain of its applications. The Company incurred a total of approximately $0, $0 and $24,000, in royalty expense for the years ended December 31, 2004, 2003, and 2002, respectively, pursuant to these agreements. The royalty fees paid are included in cost of revenues-license fees in the accompanying consolidated statements of operations. Epicor Corporation assumed all outstanding royalty agreements in connection with the sale of the Company's e-commerce software business on December 6, 2002.

9. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $6,000, $2,000 and $55,000 in 2004, 2003 and 2002, respectively.

On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plans. Common stock is purchased directly from the Company on behalf of the participants. During the years ended December 31, 2004, 2003 and 2002, zero, 2,349 and 18,548 shares were purchased for the benefit of the participants under the Plans, respectively. As of December 31, 2004, there were no participants in either the U.S. or Global Plans.

10. STOCK INCENTIVE PLANS

The Company had a stock option plan for employees, consultants, and other individual contributors to the Company, which enabled the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The plan terminated in November 2002, but 107,867 stock options awarded under the plan are vested and eligible to be exercised at December 31, 2004.

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

In April 2003, the Company granted 500,000 shares of restricted  stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2.7 million was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2004 to $3.6 million to account for the increase in fair market value from grant date through December 31, 2004. During the years ended December 31, 2004 and 2003, $513,750 and $274,000, respectively, were amortized to compensation expense for this award. At December 31, 2004, these shares were excluded from the computation of diluted earnings per share due to the net loss for the year ended December 31, 2004.

The Company recorded total non-cash stock compensation expense of approximately $0.6 million, $0.3 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Total options available for grant under all plans as of December 31, 2004 were 842,116.

A summary of changes in outstanding options during the three years ended December 31, 2004 is as follows:

                                                                                                                   Weighted
                                                                                                  Range of          Average
                                                                                                  Exercise         Exercise
                                                                                Shares              Prices            Price
                                                                           -----------        ------------     ------------
      December 31, 2001...........................................           3,241,126        $1.00-$128.13       $12.06

           Granted................................................           2,238,882        $3.76-$ 10.00       $ 6.40
           Canceled...............................................         (2,512,447)        $1.00-$128.13       $12.13
           Exercised..............................................           (112,655)        $1.00-$  5.17       $ 3.51
                                                                          -----------
      December 31, 2002...........................................           2,854,906        $1.00-$ 82.56       $ 7.76

           Granted................................................               5,000        $7.30-$  7.30       $ 7.30
           Canceled...............................................           (377,047)        $3.49-$ 82.56       $16.69
           Exercised..............................................           (383,992)        $1.00-$  6.13       $ 4.31
                                                                          -----------
      December 31, 2003...........................................           2,098,867        $3.67-$ 10.00        $6.77
                                                                          ===========
           Granted................................................              40,000        $8.60- $ 9.00       $ 8.65
           Canceled...............................................             (80,000)        $5.35- $ 8.60      $ 5.76
           Exercised..............................................             (85,899)        $3.67- $ 7.63      $ 5.29
           Prior Period Adjustments...............................             (11,351)        $3.49- $68.38      $ 9.95
                                                                          ------------
      December 31, 2004...........................................           1,961,617        $4.83- $ 10.00      $ 6.93
                                                                          ===========

      Vested and exercisable at December 31, 2004.................           1,117,754                            $ 6.55
                                                                          ===========

      Vested and exercisable at December 31, 2003.................             864,392                            $ 6.22
                                                                          ===========

      Vested and exercisable at December 31, 2002.................           1,158,508                            $ 8.56
                                                                          ===========

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                               2004       2003         2002
                                               ----       ----         ----
Dividend yield...........................         0%         0%           0%
Expected volatility......................        57%        62%          76%
Risk-free interest rate..................      2.55%      2.86%      2.63%-4.43%
Expected life............................  Four years   Four years   Four years

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2004, 2003, and 2002, were approximately $40,000,
$18,000 and $6.4 million, respectively, which would be amortized over the vesting period of the options. The weighted-average grant-date fair values of the stock options granted during the years ended December 31, 2004, 2003 and 2002, were $4.22, $3.50 and $2.86, respectively.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2004:

                                          Outstanding                                          Exercisable
                     -------------------------------------------------------    -------------------------------------------
                                                               Weighted
                              Number            Weighted        Average                   Number               Weighted
    Exercise                of Shares            Average       Remaining                of Shares              Average
     Price                Outstanding at        Exercise      Contractual             Exercisable at           Exercise
     Range              December 31, 2004         Price      Life (Years)           December 31, 2004          Price
     ------             -----------------       --------    -------------           -----------------           -------
$ 4.83  - $ 9.00           1,561,617            $ 6.14            6.2                     957,754               $ 5.97
$10.00 -  $10.00             400,000            $10.00            8.0                     160,000               $10.00
                          ----------                                                    ---------
                           1,961,617             $6.93            6.6                   1,117,754               $ 6.55
                          ==========                                                    =========

11. STOCKHOLDERS' EQUITY

COMMON STOCK

The sales and marketing agreement signed with one strategic partner also required cash payments of $300,000 in each of the last two years of the related agreement. The Company recorded the fair value of the common stock and the expected cash payments as deferred sales and marketing costs during 2000. During 2001, the Company terminated the sales and marketing agreement with this strategic partner resulting in a write-off of the remaining deferred sales and marketing costs of $1.4 million. Also, as a result of the termination, the Company is no longer required to make cash payments of $300,000 for the last two years of the agreement.

The Company recorded non-cash sales and marketing expense, including the write-off discussed above, of approximately $0, $0, and $0.4 million during 2004, 2003 and 2002, respectively, related to these agreements.

WARRANTS

During 1999, the Company issued warrants to purchase 225,000 shares of the Company's common stock at exercise prices ranging from $10.00 to $53.75 per share, which expired in December 2002. These warrants were issued to certain strategic partners, who were also customers, in exchange for the agreement to be party to a sales and marketing agreement between the Company and the strategic partner to provide various sales and marketing efforts on behalf of the Company. The total fair market value of the warrants was approximately $11.9 million, which was recorded as additional paid-in capital and deferred sales and marketing costs at the date of issuance. The Company recorded non-cash sales and marketing expense of approximately $4.3 million related to these agreements during the year ended December 31, 2001. These warrants were fully amortized as of December 31, 2001 and expired in December 2002. The Company did not recognize any revenue from these customers during 2004, 2003 or 2002.

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

12. COMMITMENTS AND CONTINGENCIES

LEASES

The Company rents certain office space, under noncancelable operating leases. Rents charged to expense were approximately $0.3 million, $0.2 million and $1.2 million for the years ended December 31, 2004, 2003, and 2002, respectively. Future minimum lease payments for the next five years and thereafter under noncancelable operating leases with remaining terms greater than one year as of December 31, 2004, are as follows (in thousands):

                               Gross Rental        Sub-Lease
                               Obligations           Income
                               -----------           ------
Year ending December 31,
      2005                          474                140
      2006                          413                104
      2007                          403                101
      2008                          420                105
      2009                          425                106
      Thereafter                  1,596                399
                                 ------               ----
      Total                      $3,731               $955
                                =======              =====

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $18,275 a month, pursuant to a lease, which expires on March 31, 2019.

We also lease approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $11,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expires in February 2006. This facility has been sub-leased for approximately $5,000 a month, pursuant to a sublease, which expires on January 30, 2006. The cost, net of the estimated sublease income has been included in general and administrative expense in the accompanying consolidated statement of operations in 2002.

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

LITIGATION

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

A complaint was filed on May 14, 2001 in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000. Generally the complaint alleges that the Company and certain of its directors and officers made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The Company agreed to settle the class action in exchange for a payment of $4.5 million, which was covered by insurance. The Court approved the final settlement and dismissed the action on January 6, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller concluded that the Company's disclosure controls and procedures as of December 31, 2004 are effective.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

      o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

The Company's independent registered public accounting firm, KPMG LLP, has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2004.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2004 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

The  Company   has  adopted  a  code  of  ethics  that   applies  to  its  Chief
Administrative Officer and Controller, its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.claruscorp.com, our Internet website, at the tab "Corporate Governance". The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2005 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

      (a)   Financial Statements

            (1) The following financial statements are filed with this report on the following pages indicated:

                                                                                                                      Page
      Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements................     19
      Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting........     20
      Consolidated Balance Sheets--December 31, 2004 and 2003.....................................................     21
      Consolidated Statements of Operations--Years Ended December 31, 2004, 2003 and 2002.........................     22
      Consolidated Statements of Stockholders' Equity and Comprehensive Loss--Years Ended December 31, 2004,
      2003 and 2002...............................................................................................     23
      Consolidated Statements of Cash Flows--Years Ended December 31, 2004, 2003 and 2002.........................     25
      Notes to Consolidated Financial Statements..................................................................     26

            (2) The following additional financial statement schedule and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

      Schedule II Valuation and Qualifying Accounts...............................................................    46

            (3)   The following Exhibits are hereby filed as part of this Annual
                  Report on Form 10-K:

     Exhibit
     Number   Exhibit

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

      10.1 Asset Purchase Agreement, dated as of October 17, 2002, between Epicor Software Corporation and the Company (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K filed on October 18, 2002).

      10.2 Bill of Sale and Assumption Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated by reference from Exhibit 2.2 to the Company's (Form 8-K filed on October 18, 2002).

      10.3 Trademark Assignment dated as of December 6, 2002, by the Company in favor of Epicor Software Corporation, (incorporated by reference from Exhibit 2.3 to the Company's Form 8-K filed on October 18, 2002).

      10.4 Patent Assignment, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated by reference from Exhibit 2.4 to the Company's Form 8-K filed on October 18,
              2002).

      10.5 Noncompetition Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated by reference from Exhibit 2.5 to the Company's Form 8-K filed on October 18, 2002).

      10.6 Transition Services Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated by reference from Exhibit 2.7 to the Company's Form 8-K filed on October 18, 2002).

      10.7 Form of Indemnification Agreement for Directors and Executive Officers of the Company, (incorporated by reference as Exhibit
              10.1 of the Company's Form 8-K filed on December 23, 2002).

      10.8 Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated by reference from
              Exhibit  10.2 to the  Company's  Form 8-K  filed on  December  23,
              2002).*

      10.9 Employment Agreement, dated as of December 6, 2002, between the Company and Nigel P. Ekern. (incorporated by reference from
              Exhibit  10.3 to the  Company's  Form 8-K  filed on  December  23,
              2002).*

      10.10 Consulting Agreement, dated as of December 6, 2002, between the Company and Stephen P. Jeffery (incorporated by reference from
              Exhibit  10.4 to the  Company's  Form 8-K  filed on  December  23,
              2002).*

      10.11   Amended  and  Restated  Stock  Incentive  Plan   (incorporated  by
              reference from Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2000). *

      10.12   Employee  Stock  Purchase  Plan  (incorporated  by reference  from
              Exhibit 10.3 to the Company's Form 10-Q filed on August 14, 2000).
              *

      10.13 Global Employee Stock Purchase Plan (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q filed on August 14,
              2000). *

      10.14 Form of Nonqualified Stock Option Agreement (incorporated by reference from Exhibit 10.5 to the Company's Form 10-Q filed on August 14, 2000). *

      10.15 Stock Incentive Plan of Software Architects International, Limited (incorporated by reference from Exhibit 2.2 to the Company's Form 8-K filed on June 13, 2000). *

      10.16 2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan (incorporated by reference from
              Exhibit 2.3 to the Company's Form 8-K filed on June 13, 2000). *

      10.17 1992 Stock Option Plan, effective November 22, 1992 (incorporated by reference from Exhibit 10.2 to Company's Registration on Form S-1 (File No. 333-46685)). *

      10.18 Amendment to 1992 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-K filed on March 30,
              2000). *

      10.19 Lease dated as of September 23, 2003 between Reckson Operating Partnership, L.P., the Company, and Kanders & Company, Inc. (incorporated by reference from Exhibit 10.1 to the Company's 10-Q filed on November 12, 2003).

      10.20 Transportation Services Agreement dated as of December 18, 2003 between Kanders Aviation, LLC and the Company (incorporated by reference from Exhibit 10.23 to the Company's 10-K filed on March 11, 2004).

      21.1    List of Subsidiaries.

      23.1    Consent of Independent Registered Public Accounting Firm.

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


      (b)   The exhibits are listed in Item 15. (a)(3) above.

      (c) The financial statement schedules are listed in Item 15. (a)(2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CLARUS CORPORATION

Date:  March 15, 2005
                                               By:  /s/ Nigel P. Ekern
                                                    ----------------------------
                                                    Nigel P. Ekern
                                                    Chief Administrative Officer

           Signature                      Title                           Date
           ---------                      -----                           ----
/s/ Nigel P. Ekern                                                   March 15, 2005
----------------------------- Chief Administrative Officer           --------------------
Nigel P. Ekern                (principal executive officer)


 /s/ Susan Luckfield                                                 March 15, 2005
----------------------------- Controller                             --------------------
Susan Luckfield               (principal financial officer)


 /s/ Warren B. Kanders        Executive Chairman of the Board of     March 15, 2005
----------------------------- Directors                              --------------------
Warren B. Kanders


 /s/ Stephen P. Jeffery       Director                               March 15, 2005
-----------------------------                                        --------------------
Stephen P. Jeffery


 /s/ Donald L. House          Director                               March 15, 2005
-----------------------------                                        --------------------
Donald L. House


 /s/ Burtt R. Ehrlich         Director                               March 15, 2005
-----------------------------                                        --------------------
Burtt R. Ehrlich


 /s/ Nicholas Sokolow         Director                               March 15, 2005
-----------------------------                                        --------------------
Nicholas Sokolow

                  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Clarus Corporation:

Under date of March 14, 2005, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in the Clarus Corporation 2004 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of Clarus Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG

Stamford, Connecticut
March 14, 2005

                                   Schedule II

                        Valuation and Qualifying Accounts
                       Clarus Corporation and Subsidiaries
                     For the years ended December 31, 2004,
                      2003 and 2002 Allowance for Doubtful
                   Accounts, Valuation Allowance for Deferred
             Income Tax Assets and Restructuring and Related Charges

                                                                               Charged
                                                            Balance at      (Credited) to                      Balance at
                                                           Beginning of       Costs and                          End of
                                                              Period          Expenses      Deductions (a)       Period
                                                           ------------      -------------  --------------     ----------
Allowance for Doubtful Accounts
     2002                                                     $636,000        $(560,000)       $(510,000)         $586,000
     2003                                                      586,000           18,000          604,000                --
     2004                                                           --               --               --                --

Valuation Allowance for Deferred Income Tax Assets
     2002                                                  $60,015,000       $1,283,000          $    --       $61,298,000
     2003                                                   61,298,000       (1,957,000)              --        59,341,000
     2004                                                   59,341,000       37,265,000               --        96,606,000

Restructuring Accruals
     2002                                                   $1,889,000       $8,550,000       $9,375,000        $1,064,000
     2003                                                    1,064,000          250,000        1,084,000           230,000
     2004                                                      230,000           33,000          190,000            73,000



(a) Deductions related to the allowance for doubtful accounts represent the write-off of uncollectible accounts receivable balances against the allowance for doubtful accounts, net of recoveries. Deductions related to restructuring and related accruals represent cash payments.

                                  EXHIBIT INDEX

    Number     Exhibit
    ------     -------

      21.1     List of Subsidiaries.

      23.1     Consent of Independent Registered Public Accounting Firm.

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