Form 10-K/A
period 2004-12-31
CLARUS CORP
filed 2005-05-02
CIK 913277

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

                                EXPLANATORY NOTE

The undersigned registrant hereby amends Item 15(d) of its Annual Report on Form 10-K for the year ended December 31, 2004 to include as Exhibit 99.1, the Annual Report on Form 11-K for the Employee Stock Purchase Plan of Clarus Corporation and the Global Employee Stock Purchase Plan of Clarus Corporation for the year ended December 31, 2004 (as permitted by Rule 15d-21).

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

         Exhibit
         Number   Exhibit
         -------  -------

            3.1   Amended  and  Restated  Certificate  of  Incorporation  of the
                  Company (Incorporated by reference from Exhibit 3.3 to the Company's Form S-1 Registration Statement (File No. 333-46685)).

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

            10.14 Amended and Restated  Stock  Incentive Plan  (incorporated  by reference from Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2000). *

            10.15 Employee   Stock   Purchase   Plan   of   Clarus   Corporation
                  (incorporated by reference from Exhibit 10.3 to the Company's Form 10-Q filed on August 14, 2000). *

            10.16 Global  Employee  Stock  Purchase  Plan of Clarus  Corporation
                  (incorporated by reference from Exhibit 10.4 to the Company's Form 10-Q filed on August 14, 2000). *

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

            10.21 Amendment to 1992 Stock Option Plan (incorporated by reference from Exhibit 10.2 to the Company's Form 10-K filed on March 30, 2000). *

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

            21.1  List of Subsidiaries  (incorporated  by reference from Exhibit
                  21.1 to the Company's 10-K filed on March 15, 2005).

            23.1  Independent   Registered   Public  Accounting  Firm's  Consent
                  (incorporated by reference from Exhibit 23.1 to the Company's 10-K filed on March 15, 2005).

            23.2 Consent of Independent Registered Public Accounting Firm - Employee Stock Purchase Plan of Clarus Corporation.

            23.3 Consent of Independent Registered Public Accounting Firm - Global Employee Stock Purchase Plan of Clarus Corporation.

            31.1 Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

            31.2 Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

            32.1 Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

            32.2 Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934

            99.1 Annual Report on Form 11-K for the Employee Stock Purchase Plan of Clarus Corporation and the Global Employee Stock Purchase Plan of Clarus Corporation for the year ended December 31, 2004.


      * Management contract or compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLARUS CORPORATION

Date:  April 29, 2005

                                                 By: /s/ Nigel P. Ekern
                                                    ----------------------------
                                                    Nigel P. Ekern
                                                    Chief Administrative Officer



     Signature                              Title                                                Date
 /s/ Nigel P. Ekern                   Chief Administrative Officer                         April 29, 2005
------------------------------------- (principal executive officer)                       ------------------------------------------
Nigel P. Ekern

 /s/ Susan Luckfield                  Controller                                           April 29, 2005
------------------------------------- (principal financial officer)                       ------------------------------------------
Susan Luckfield

 /s/ Warren B. Kanders                Executive Chairman of the Board of Directors         April 29, 2005
-------------------------------------                                                     ------------------------------------------
Warren B. Kanders

 /s/ Donald L. House                  Director                                             April 29, 2005
-------------------------------------                                                     ------------------------------------------
Donald L. House

 /s Burtt R. Ehrlich                  Director                                             April 29, 2005
-------------------------------------                                                     ------------------------------------------
Burtt R. Ehrlich

 /s Nicholas Sokolow                  Director                                             April 29, 2005
-------------------------------------                                                     ------------------------------------------
Nicholas Sokolow


                                  EXHIBIT INDEX

Number   Exhibit
------   -------

23.2 Consent of Independent Registered Public Accounting Firm - Employee Stock Purchase Plan of Clarus Corporation.

23.3 Consent of Independent Registered Public Accounting Firm - Global Employee Stock Purchase Plan of Clarus Corporation.

31.1 Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1 Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2 Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

99.1     Annual  Report on Form 11-K for the  Employee  Stock  Purchase  Plan of
         Clarus Corporation and the Global Employee Stock Purchase Plan of Clarus Corporation for the year ended December 31, 2004.