Form 10-Q
period 2005-03-31
CLARUS CORP
filed 2005-05-05
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2005

                                       or

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


                               One Landmark Square
                          Stamford, Connecticut 06901
                    (Address of principal executive offices)
                                   (Zip code)

                                 (203) 428-2000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |X| NO |_|

As of May 1, 2005, there were outstanding 16,792,170 shares of Common Stock, par value $0.0001.

INDEX

                               CLARUS CORPORATION

PART I         FINANCIAL INFORMATION                                                 Page
----------     --------------------------------------                              -------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) -
                March 31, 2005 and December 31, 2004................................   1

               Condensed Consolidated Statements of Operations (unaudited) -
                Three months ended March 31, 2005 and 2004..........................   2

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                Three months ended March 31, 2005 and 2004..........................   3

               Notes to Unaudited Condensed Consolidated Financial Statements -
                March 31, 2005......................................................   4

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................   8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........  10

Item 4.        Procedures and Controls..............................................  10


PART II        OTHER INFORMATION
----------     --------------------------------

Item 6.        Exhibits.............................................................  11

SIGNATURE...........................................................................  11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                            MARCH 31,   DECEMBER 31,
                                                                              2005          2004
                                                                           ----------    ----------
                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $   46,988    $   48,377
     Marketable securities                                                     36,891        35,119
     Accrued interest receivable                                                  196           350
     Prepaids and other current assets                                            261           182
                                                                           ----------    ----------
Total current assets                                                           84,336        84,028

PROPERTY AND EQUIPMENT, NET                                                     2,290         2,367

OTHER ASSETS:
     Deposits and other long-term assets                                           41            42
                                                                           ----------    ----------
         TOTAL ASSETS                                                      $   86,667    $   86,437
                                                                           ==========    ==========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                            $    1,446    $    1,468
                                                                           ----------    ----------
Total current liabilities                                                       1,446         1,468

       Deferred rent                                                              152           115
                                                                           ----------    ----------

Total liabilities                                                               1,598         1,583
                                                                           ----------    ----------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                       --            --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      16,868,622 and 16,734,947 shares issued and 16,792,170 and
      16,659,947 outstanding in 2005 and 2004, respectively                         2             2
    Additional paid-in capital                                                368,488       368,385
    Accumulated deficit                                                      (280,046)     (279,656)
    Treasury stock, at cost                                                        (2)           (2)
    Accumulated other comprehensive loss                                         (168)         (130)
    Deferred compensation                                                      (3,205)       (3,745)
                                                                           ----------    ----------
Total stockholders' equity                                                     85,069        84,854
                                                                           ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $   86,667    $   86,437
                                                                           ==========    ==========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                           THREE MONTHS ENDED
                                                MARCH 31,
                                        ------------------------
                                           2005          2004
                                        ----------    ----------
REVENUES:                               $       --    $       --
                                        ----------    ----------
     Total revenues                             --            --

OPERATING EXPENSES:
   General and administrative                  786           723
   Depreciation and amortization                85            --
                                        ----------    ----------
     Total operating expenses                  871           723

OPERATING LOSS                                (871)         (723)
OTHER INCOME                                    --            17
INTEREST INCOME                                481           235
                                        ----------    ----------
 NET LOSS                               $     (390)   $     (471)
                                        ==========    ==========

 Loss per common share:
       Basic                            $    (0.02)   $    (0.03)
       Diluted                          $    (0.02)   $    (0.03)

 Weighted average shares outstanding:
       Basic                                16,242        16,081
       Diluted                              16,242        16,081







SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                  THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              ------------------------
                                                                                 2005          2004
                                                                              ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $     (390)   $     (471)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization on property and equipment                           85            --
    Amortization of deferred employee compensation                                    15           246
    Amortization of premium and discount on securities, net                           42           369
    Gain on sale of marketable securities                                             --           (17)
    Changes in operating assets and liabilities:
        Accrued interest receivable, prepaids and other current assets                75          (344)
        Accounts payable and accrued liabilities                                     (22)         (303)
        Deferred rent                                                                 37            --
        Deposits and other long-term assets                                            1            --
                                                                              ----------    ----------
              NET CASH USED IN OPERATING ACTIVITIES                                 (157)         (520)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                            (12,372)      (39,829)
    Proceeds from maturity of marketable securities                               10,520        13,176
    Proceeds from sale of marketable securities                                       --        51,244
    Additions to property and equipment                                               (8)         (500)
                                                                              ----------    ----------
              NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (1,860)       24,091

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options                                      628            51
                                                                              ----------    ----------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                              628            51
                                                                              ----------    ----------

CHANGE IN CASH AND CASH EQUIVALENTS                                               (1,389)       23,622

CASH AND CASH EQUIVALENTS, beginning of period                                    48,377        15,045
                                                                              ----------    ----------
CASH AND CASH EQUIVALENTS, end of period                                      $   46,988    $   38,667
                                                                              ==========    ==========


NON CASH TRANSACTION
    Issuance of Restricted Stock                                              $       --    $       50
                                                                              ==========    ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2005 are not necessarily indicative of the results to be obtained for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended March 31, 2005 and 2004, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 405,000 and 400,000 shares of common stock during the periods ended March 31, 2005 and 2004, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during those periods. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,433,750 and 1,691,638 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended March 31, 2005 and 2004, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company has an employee stock option plan that provides for the issuance of stock options and restricted stock. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Company has elected to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period.

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


                                                                                      March 31,
                                                                               ------------------------
(in thousands, except per share amounts):                                         2005          2004
                                                                               ----------    ----------
Net loss, as reported ......................................................   $     (390)   $     (471)

Add stock-based employee compensation expense included in reported net loss            15           246

Deduct total stock-based employee compensation expense determined under fair
value method for all awards ................................................         (347)         (666)
                                                                               ----------    ----------

Pro forma net loss .........................................................   $     (722)   $     (891)
                                                                               ==========    ==========
Earnings per Share
         Basic - As reported ...............................................   $     (.02)   $     (.03)

         Basic - Pro forma .................................................   $     (.04)   $     (.06)

         Diluted - As reported .............................................   $     (.02)   $     (.03)

         Diluted - Pro forma ...............................................   $     (.04)   $     (.06)

For computing the fair value of stock-based employee awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                             2005          2004
                                             ----          ----
Dividend yield..........................     0.0%          0.0%
Expected volatility.....................    57.0%         62.0%
Risk-free interest rate.................     4.0%          2.7%
Expected life...........................  Four years    Four years

Using these assumptions, the fair value of the stock options granted during the three-month period ended March 31, 2005 and 2004 was approximately $21,000 and $148,000, respectively, which would be amortized over the vesting period of the options. The weighted-average grant-date fair value per share of the stock options granted during the three-month period ended March 31, 2005 and 2004 was $4.13 and $4.24, respectively.

NOTE 5. RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. During 2003, the Company determined that actual restructuring and related costs were in excess of the amount previously provided and recorded an additional restructuring cost of $250,000, comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs. During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. For the period ended March 31, 2005 the Company made no additional restructuring charges. The facility closure costs relate to the abandonment of the Company's leased facilities near Toronto, Canada. Total facility closure and consolidation costs include remaining lease liability and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

The employee separation costs relate to the employees who remained to close down the Suwanee, Georgia office and severance payments made to Mr. Stephen Jeffery, who resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors after the closing of the sale of the e-commerce software business in December 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2004 and 2005 and the balance of the accrual as of March 31, 2005:

                                Employee    Facility
                               Separation    Closing     Total Restructuring
(in thousands)                    Costs       Costs      and Related Costs
                               ----------   ----------   -------------------

Balance at December 31, 2003   $      125   $      105   $      230

Accruals during 2004                   --           33           33

Expenditures during 2004              125           65          190
                               ----------   ----------   ----------

Balance at December 31, 2004           --           73           73

Expenditures during 2005               --           33           33
                               ----------   ----------   ----------

Balance at March 31, 2005      $       --   $       40   $       40
                               ==========   ==========   ==========

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2005 and 2004, were as follows:

                                         Three Months Ended
                                              March 31,
                                      ------------------------
(in thousands)                           2005          2004
                                      ----------    ----------

Net loss                              $     (390)   $     (471)

(Increase)decrease in unrealized
(loss)gain on marketable securities          (38)           58
                                      ----------    ----------

Comprehensive loss                    $     (428)   $     (413)
                                      ==========    ==========

NOTE 7. CONTINGENCIES

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

In addition to the above, in the normal course of business, we are subject to claims and litigations in the areas of general liability. We believe that we have adequate insurance coverage for most claims that are incurred in the normal course of business. In such cases, the effect on our financial statements is generally limited to the amount of our insurance deductibles. At this time, we do not believe any such claims will have a material impact on the Company's consolidated financial position or results of operations.

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some on the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of the SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company's results of operations depending on the level and form of future equity-based compensation awards issued.

NOTE 9.  RELATED PARTY TRANSACTIONS

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

As of March 31, 2005, the Company had outstanding receivables of $33,000 from Kanders & Company. The receivable relates to Kanders & Company's proportionate share of the build-out construction costs of the Stamford lease discussed above and the cost of certain telecommunication, administrative, accounting and bookkeeping services that the Company provides to Kanders & Company. Kanders & Company reimburses the Company for such services, which aggregated $33,000 during the quarter ended March 31, 2005. The amount outstanding at March 31, 2005 is included in prepaids and other assets in the accompanying condensed consolidated balance sheet. The outstanding amount was paid by Kanders & Company in April 2005.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties as set forth in "Factors That May Affect Our Future Results" found in Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. THE THREE-MONTH PERIOD ENDED MARCH 31, 2005 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, fees for professional services, occupancy charges, insurance, and board of director fees. Occupancy charges include rent, utilities, and maintenance services.

RESTRUCTURING AND RELATED COSTS

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2005 TO FIRST QUARTER 2004

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $786,000 during the quarter ended March 31, 2005, compared to $723,000 during the quarter ended March 31, 2004. This trend is consistent with management's intention to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses. The increase in general and administrative expense for the quarter ended March 31, 2005, compared to the quarter ended March 1, 2004, was primarily attributable to increases in state franchise taxes, rent and other professional fees.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $85,000 for the quarter ended March 31, 2005 compared to less than $1,000 in the quarter ended March 31, 2004. The increase is primarily attributable to the Company initiating occupancy of its new corporate headquarters in June 2004 triggering the depreciation of the leasehold improvements.

OTHER INCOME

For the quarter ended March 31, 2005, the Company had no gains or losses as compared to the quarter ended March 31, 2004, when the Company recorded a gain on the sale of marketable securities of $17,000.

INTEREST INCOME

Interest income increased to $481,000 for the quarter ended March 31, 2005 from $235,000, in the quarter ended March 31, 2004. The increase in interest income was due to an increase in the interest rates we received on our cash and cash equivalents and marketable securities.

INTEREST EXPENSE

There was no interest expense for the quarters ended March 31, 2005 and 2004, respectively.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $47.0 million at March 31, 2005 from $48.4 million at December 31, 2004. Marketable securities increased to $36.9 million at March 31, 2005 from $35.1 million at December 31, 2004. The overall increase of $0.4 million in cash and cash equivalents and marketable securities is due to an increase in proceeds received from the exercise of stock options at March 31, 2005 compared to December 31, 2004.

Cash used in operating activities was approximately $157,000 during the quarter ended March 31, 2005 compared to approximately $520,000 during the quarter ended March 31, 2004. This decrease was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities, offset by non-cash items.

Cash used in investing activities was approximately $1.9 million during the quarter ended March 31, 2005 compared to approximately $24.1 million provided by investing activities during the quarter ended March 31, 2004. During the quarter ended March 31, 2005, cash was used primarily for the purchase of marketable securities partially offset by the maturity of marketable securities. The significant change compared to the quarter ended March 31, 2004 was due to a change in the composition of the Company's investment portfolio resulting in the exchange of investments classified as marketable securities for cash and cash equivalents during the quarter ended March 31, 2004.

Cash provided by financing activities was approximately $628,000 during the quarter ended March 31, 2005 compared to approximately $51,000 during the quarter ended March 31, 2004. The increase of $577,000 is due to an increase in proceeds received from the exercise of stock options during the quarter ended March 31, 2005 compared to proceeds received during the quarter ended March 31, 2004.

At March 31, 2005, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $227.2 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $215.5 million of the $227.2 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4.  PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of March 31, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that have come to management's attention during the first quarter ended March 31, 2005 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number      Exhibit

31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.





                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               CLARUS CORPORATION

Date: May 5, 2005





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