Form 10-Q
period 2005-06-30
CLARUS CORP
filed 2005-07-28
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
             |X| Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2005

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES|X| NO |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES |X| NO |_|


As of July 20, 2005, there were outstanding 16,792,170 shares of Common Stock, par value $0.0001.

INDEX

                               CLARUS CORPORATION

PART I       FINANCIAL INFORMATION
---------   --------------------------------------
                                                                                              Page
Item 1.     Financial Statements                                                              -----

            Condensed Consolidated Balance Sheets (unaudited) -
             June 30, 2005 and December 31, 2004............................................... 1

            Condensed Consolidated Statements of Operations (unaudited) -
             Three and six months ended June 30, 2005 and 2004................................. 2

            Condensed Consolidated Statements of Cash Flows (unaudited) -
             Six months ended June 30, 2005 and 2004........................................... 3

            Notes to Unaudited Condensed Consolidated Financial Statements -
             June 30, 2005..................................................................... 4

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations......................................................... 8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.........................10

Item 4.     Procedures and Controls............................................................10


PART II     OTHER INFORMATION
--------    --------------------------------

Item 4.     Submission of Matters to a Vote of the Security Holders.............................11

Item 6.     Exhibits............................................................................11

SIGNATURE.......................................................................................11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 JUNE 30,          DECEMBER 31,
                                                                                   2005               2004
                                                                              ---------------    ---------------
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $        29,478    $        48,377
     Marketable securities                                                             53,550             35,119
     Interest receivable                                                                  194                350
     Prepaids and other current assets                                                    234                182
                                                                              ---------------    ---------------
Total current assets                                                                   83,456             84,028

PROPERTY AND EQUIPMENT, NET                                                             2,155              2,367

OTHER ASSETS:
     Deposits and other long-term assets                                                   41                 42
                                                                              ---------------    ---------------
         TOTAL ASSETS                                                         $        85,652    $        86,437
                                                                              ===============    ===============


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                               $           732    $         1,468
                                                                              ---------------    ---------------
Total current liabilities                                                                 732              1,468

LONG-TERM LIABILITIES:
       Deferred rent                                                                      171                115
                                                                              ---------------    ---------------

Total liabilities                                                                         903              1,583
                                                                              ---------------    ---------------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                               --                 --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      16,867,170 and 16,734,947 shares issued and 16,792,170 and 16,659,947
      outstanding in 2005 and 2004, respectively                                            2                  2
    Additional paid-in capital                                                        368,688            368,385
    Accumulated deficit                                                              (280,562)          (279,656)
    Treasury stock, at cost                                                                (2)                (2)
    Accumulated other comprehensive income                                               (114)              (130)
    Deferred compensation                                                              (3,263)            (3,745)
                                                                              ---------------    ---------------
Total stockholders' equity                                                             84,749             84,854
                                                                              ---------------    ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $        85,652    $        86,437
                                                                              ===============    ===============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                              THREE MONTHS                    SIX MONTHS
                                               ENDED JUNE 30,                  ENDED JUNE 30,
                                        --------------------------    --------------------------
                                             2005        2004            2005            2004
                                        -----------    -----------    -----------    -----------
REVENUES:                               $        --    $        --    $        --    $        --
                                        -----------    -----------    -----------    -----------
  Total revenues                                 --             --             --             --


OPERATING EXPENSES:
 General and administrative                   1,001          1,202          1,787          1,924
 Depreciation and amortization                   81             14            166             14
                                        -----------    -----------    -----------    -----------
  Total operating expenses                    1,082          1,216          1,953          1,938

OPERATING LOSS                               (1,082)        (1,216)        (1,953)        (1,938)
OTHER INCOME(EXPENSE)                            (2)            --             (2)            17
INTEREST INCOME                                 568            253          1,049            487
                                        -----------    -----------    -----------    -----------
 NET LOSS                               $      (516)   $      (963)   $      (906)   $    (1,434)
                                        ===========    ===========    ===========    ===========

 Loss per common share:
  Basic                                 $     (0.03)   $     (0.06)   $     (0.06)   $     (0.09)
  Diluted                               $     (0.03)   $     (0.06)   $     (0.06)   $     (0.09)

 Weighted average shares outstanding:
  Basic                                      16,292         16,082         16,292         16,082
  Diluted                                    16,292         16,082         16,292         16,082

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                              SIX MONTHS
                                                                                             ENDED JUNE 30,
                                                                                     ----------------------------
                                                                                          2005            2004
                                                                                     ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                                             $       (906)   $     (1,434)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization on property and equipment                                      166              14
 Amortization of deferred employee compensation                                               157             478
 Amortization of premium and discount on securities, net                                        3             707
 Gain on sale of marketable securities                                                         --             (17)
 Changes in operating assets and liabilities:
  Accrued interest receivable, prepaids and other current assets                              104            (725)
  Accounts payable and accrued liabilities                                                   (682)           (484)
  Deferred rent                                                                                56              --
  Deposits and other long-term assets                                                           1              41
                                                                                     ------------    ------------
   NET CASH USED IN OPERATING ACTIVITIES                                                   (1,101)         (1,420)

INVESTING ACTIVITIES:
 Purchases of marketable securities                                                       (35,688)        (47,587)
 Proceeds from sale of marketable securities                                                   --          51,244
 Proceeds from maturity of marketable securities                                           17,270          19,076
 Increase in transaction costs                                                                 --             (97)
 Additions to property and equipment                                                           (8)         (1,514)
                                                                                     ------------    ------------
   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (18,426)         21,122

FINANCING ACTIVITIES:
 Proceeds from the exercises of stock options                                                 628              51
                                                                                     ------------    ------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  628              51
                                                                                     ------------    ------------
CHANGE IN CASH AND CASH EQUIVALENTS                                                       (18,899)         19,753

CASH AND CASH EQUIVALENTS, Beginning of Period                                             48,377          15,045
                                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, End of Period                                             $     29,478    $     34,798
                                                                                     ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:


Increase in property and equipment included in
  accounts payable and accrued liabilities                                           $         --    $        920
Increase in transaction costs included in other assets and
  accounts payable and accrued liabilities                                                     --           1,401
Issuance of Restricted Stock                                                         $         50    $         50
                                                                                     ============    ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2005 are not necessarily indicative of the results to be obtained for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended June 30, 2005 and 2004, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 435,000 shares of common stock during the period ended June 30, 2005, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,396,250 and 2,114,138 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended June 30, 2005 and 2004, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

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

                                                                          Three months ended            Six months ended
                                                                                June 30                    June 30
                                                                     --------------------------    --------------------------
                                                                         2005           2004           2005           2004
                                                                     -----------    -----------    -----------    -----------

Net loss, as reported ............................................   $      (516)   $      (963)   $      (906)   $    (1,434)
Add stock-based employee compensation expense included in reported
   net loss, net of tax ..........................................           142            232            157            478
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax ......          (354)          (670)          (701)        (1,337)
                                                                     -----------    -----------    -----------    -----------

Pro forma net loss ...............................................   $      (728)   $    (1,401)   $    (1,450)   $    (2,293)
                                                                     ===========    ===========    ===========    ===========

Basic and diluted net loss per share:
As reported ......................................................   $     (0.03)   $     (0.06)   $     (0.06)   $     (0.09)
Add stock-based employee compensation expense included in reported
   net loss, net of tax ..........................................          0.01           0.01           0.01           0.03
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax ......         (0.02)         (0.04)   $     (0.04)   $     (0.08)
                                                                     -----------    -----------    -----------    -----------
  Pro forma basic and diluted net loss per share .................   $     (0.04)   $     (0.09)   $     (0.09)   $     (0.14)
                                                                     ===========    ===========    ===========    ===========

For computing the fair value of stock-based employee awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                          2005           2004
                                                     -----------    -----------

Dividend yield ........                                      0.0%          0.00%
Expected volatility ...                                     57.0%          62.0%
Risk-free interest rate                                     4.04%          2.70%
Expected life .........                               Four years     Four years

As there were no stock options granted in the three-month periods ended June 30, 2005 and 2004, respectively, the above assumptions are not applicable. The fair value of the stock options granted during the six-month periods ended June 30, 2005 and 2004, respectively, were approximately $21,000 and $148,000 using the above assumptions, which would be amortized over the vesting period of the options. The weighted-average grant-date fair value per share of the stock options granted during the six-month periods ended June 30, 2005 and 2004 were $4.13 and $4.24, respectively.

NOTE 5. RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. During 2003, the Company determined that actual restructuring and related costs would exceed the amount previously provided and recorded an additional restructuring cost of $250,000, comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs. During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. For the period ended June 30, 2005, the Company made no additional restructuring charges. The facility closure costs relate to the abandonment of the Company's leased facilities near Toronto, Canada. Total facility closure and consolidation costs include remaining lease liability and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

The employee separation costs relate to the employees who remained to close down the Suwanee, Georgia office and severance payments made to Mr. Stephen Jeffery, who resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors after the closing of the sale of the e-commerce software business in December 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2004 and 2005 and the balance of the accrual as of June 30, 2005:


                                Employee       Facility       Total
                               Separation       Closing     Restructuring
(in thousands)                   Costs           Costs      and Related Costs
                               ------------   ------------   ------------
Balance at December 31, 2003   $        125   $        105   $        230

Accruals during 2004                     --             33             33

Expenditures during 2004                125             65            190
                               ------------   ------------   ------------
Balance at December 31, 2004             --             73             73

Expenditures during 2005                 --             23             23
                               ------------   ------------   ------------
Balance at June 30, 2005                $--   $         50   $         50
                               ============   ============   ============

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other Comprehensive Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2005 and 2004, were as follows:

                                           THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
(in thousands)                               2005          2004                       2005          2004
--------------                           ------------    ------------             ------------    ------------

Net loss                                 $       (516)   $       (963)            $       (906)   $     (1,434)
(Increase)/decrease in unrealized loss             54            (170)                      16            (112)
 on marketable securities                ------------    ------------             ------------    ------------
Comprehensive loss                       $       (462)   $     (1,133)            $       (890)   $     (1,546)
                                         ============    ============             ============    ============


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

NOTE 8. NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after July 1, 2005. For all equity-based compensation awards that are unvested as of July 1, 2005, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that adoption of the SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company's results of operations depending on the level and form of future equity-based compensation awards issued.

NOTE 9.  RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $32,583 per month on the basis of Kanders & Company renting 2,900 square feet for $8,146 per month, and the Company renting 8,600 square feet for $24,437 per month, which are subject to increases during the term of the lease. Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $28,000 during the quarter ended June 30, 2005.

During the quarter ended June 30, 2004, the Company had outstanding receivables of $49,000 from Kanders & Company. The receivable relates to out-of-pocket expenses incurred by the Company related to the Stamford facility and general and administrative costs paid by the Company on behalf of Kanders & Company.

During the quarter ended June 30, 2005, the Company incurred charges of approximately $12,000 for payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC.

After the closing of the sale of the e-commerce software business in December 2002, Stephen Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he was entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and received total consideration of $250,000 payable over two years. At June 30, 2005, no balance remained outstanding to Mr. Jeffery under these severance arrangements compared to approximately $52,000 at June 30, 2004. On April 11, 2005, Mr. Jeffery resigned as a member of our Board of Directors.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" found in Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. THE THREE-MONTH PERIOD ENDED JUNE 30, 2005 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER 2005 TO SECOND QUARTER 2004

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased to $1.0 million during the quarter ended June 30, 2005, compared to $1.2 million during the quarter ended June 30, 2004. General and administrative expenses declined to $1.8 million during the six-month period ended June 30, 2005 compared to $1.9 million during the same period in 2004. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger in connection with our asset redeployment strategy. General and administrative expenses include salaries and employee benefits, franchise taxes, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent fees and expenses. The decrease in general and administrative expense for the three and six months ended June 30, 2005, compared to the same periods last year, primarily was attributable to decreased professional fees and the recognition of deferred compensation expense for the restricted stock issued to Warren B. Kanders, our Executive Chairman, in April of 2003.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $81,000 and $166,000, respectively, in the three and six months ended June 30, 2005, compared to $14,000 in the same periods ended June 30, 2004. The increase is primarily attributable to the Company initiating occupancy of its new corporate headquarters in June 2004 triggering the depreciation of the leasehold improvements.

OTHER INCOME

For the quarter ended June 30, 2005, the Company had recorded a loss of $2,000 as compared to the quarter ended June 30, 2004 when the Company recorded no gains or losses from foreign currency fluctuations. During the six months ended June 30, 2005, the Company recorded a loss of $2,000 from foreign currency fluctuations as compared to the six months ended June 30, 4004 when the Company recorded a gain of $17,000 from the sale of marketable securities.

INTEREST INCOME

Interest income increased to $568,000 in the quarter ended June 30, 2005 from $253,000 in the same period of 2004. During the six months ended June 30, 2005, interest income increased to $1.0 million from $487,000 during the six months ended June 30, 2004. The increase in interest income was due to an increase in the interest rates received on our cash and cash equivalents and marketable securities.

INTEREST EXPENSE

There was no interest expense for the quarters ended June 30, 2005 and 2004, respectively.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended June 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $29.5 million at June 30, 2005 from $48.4 million at December 31, 2004. Marketable securities increased to $53.6 million at June 30, 2005 from $35.1 million at December 31, 2004. The overall decrease of $0.4 million in cash and cash equivalents and marketable securities is due to cash used in operating activities partially offset by proceeds received from the exercise of stock options during the period ended June 30, 2005.

Cash used by operating activities was approximately $1.1 million during the six months ended June 30, 2005 compared to approximately $1.4 million during the six months ended June 30, 2004. This decrease was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities, offset by a decrease in prepaids and other assets, partially offset by non-cash items.

Cash used by investing activities was approximately $18.4 million during the six months ended June 30, 2005. The cash was used primarily from the purchase of marketable securities partially offset by the maturity of marketable securities. Cash provided by investing activities was approximately $21.1 million during the six months ended June 30, 2004. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities.

Cash provided by financing activities was approximately $628,000 during the six months ended June 30, 2005, compared to cash provided by financing activities of approximately $51,000 during the six months ended June 30, 2004. The cash provided by financing activities during the six months ended June 30, 2005 and 2004, respectively, was attributable to proceeds from the exercise of stock options.

At June 30, 2005, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $227.7 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $217.1 million of the $227.7 million U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of June 30, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that have come to management's attention during the quarter ended June 30, 2005 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 21, 2005. Of the 16,287,814 shares of common stock entitled to vote at the meeting, 15,461,709 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 94.93% of our outstanding shares of common stock. Listed below is the matter voted upon at our annual meeting of stockholders and the voting results:

                                                FOR              WITHHELD
                                             ------------      ------------
Election of Directors:
                        Burtt R. Ehrlich      14,348,404         1,113,305
                        Donald L. House       14,291,214         1,170,495
                        Warren B. Kanders     14,054,208         1,407,501
                        Nicholas Sokolow      14,286,164         1,175,545


Approval of 2005 Stock Incentive Plan:           FOR              AGAINST       ABSTAIN
                                             ------------      ------------    ----------
                                               8,934,962         1,572,936        6,236

ITEM 6. EXHIBITS

Exhibit
Number            Exhibit
------            -------

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

Date: July 28, 2005


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