Form 10-Q
period 2005-09-30
CLARUS CORP
filed 2005-11-03
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0-24277

CLARUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1972600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Landmark Square
Stamford, Connecticut 06901
(Address of principal executive offices)
(Zip code)

(203) 428-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

COMMON STOCK, ($.0001 PAR VALUE)

16,371,314 shares outstanding as of November 1, 2005

INDEX

CLARUS CORPORATION

PART I FINANCIAL INFORMATION
Page
Item 1. Financial Statements

Condensed Consolidated Balance Sheets (unaudited) -
September 30, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations (unaudited) -
Three and nine months ended September 30, 2005 and 2004	2

Condensed Consolidated Statements of Cash Flows (unaudited) -
Nine months ended September 30, 2005 and 2004	3

Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) -
September 30, 2005	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3. Quantitative and Qualitative Disclosures About Market Risk	10

Item 4. Procedures and Controls	10

PART II OTHER INFORMATION

Item 6. Exhibits	11

SIGNATURES	11

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,
	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,873	$48,377
Marketable securities	67,380	35,119
Accrued interest receivable	235	350
Prepaids and other current assets	146	182
Total current assets	83,634	84,028

PROPERTY AND EQUIPMENT, NET	2,080	2,367

OTHER ASSETS:
Deposits and other long-term assets	43	42
TOTAL ASSETS	$85,757	$86,437

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$606	$1,468
Total current liabilities	606	1,468

LONG-TERM LIABILITIES:
Deferred rent	190	115

Total liabilities	796	1,583

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
16,907,170 and 16,734,947 shares issued and 16,832,170 and 16,659,947
outstanding in 2005 and 2004, respectively	2	2
Additional paid-in capital	368,929	368,385
Accumulated deficit	(280,689)	(279,656)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive loss	(113)	(130)
Deferred compensation	(3,166)	(3,745)
Total stockholders' equity	84,961	84,854

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,757	$86,437

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2005	2004	2005	2004

REVENUES:
Services fees	$—	$1,106	$—	$1,106
Total revenues	—	1,106	—	1,106

OPERATING EXPENSES:
General and administrative	714	404	2,501	2,329
Transaction expenses	—	1,461	—	1,461
Depreciation	83	86	249	100
Total operating expenses	797	1,951	2,750	3,890

OPERATING LOSS	(797)	(845)	(2,750)	(2,784)
OTHER INCOME	2	—	—	17
INTEREST INCOME	668	313	1,717	801
NET LOSS	$(127)	$(532)	$(1,033)	$(1,966)

Loss per common share:
Basic	$(0.01)	$(0.03)	$(0.06)	$(0.12)
Diluted	$(0.01)	$(0.03)	$(0.06)	$(0.12)

Weighted average shares outstanding:
Basic	16,310	16,082	16,283	16,082
Diluted	16,310	16,082	16,283	16,082

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,033)	$(1,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	249	100
Amortization of deferred employee compensation	279	426
Amortization of premium and discount on securities, net	(276)	857
Gain on sale of marketable securities	--	(17)
Changes in operating assets and liabilities:
Accrued interest receivable, prepaids and other current assets	151	5
Accounts payable and accrued liabilities	(808)	935
Deferred revenue	--	(1,106)
Deferred rent	75	78
Deposits and other long-term assets	(1)	(2)
NET CASH USED IN OPERATING ACTIVITIES	(1,364)	(690)

INVESTING ACTIVITIES:
Purchases of marketable securities	(66,588)	(55,091)
Proceeds from sale of marketable securities	--	51,244
Proceeds from maturity of marketable securities	34,620	38,258
Additions to property and equipment	(16)	(2,518)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(31,984)	31,893

FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	844	51
NET CASH PROVIDED BY FINANCING ACTIVITIES	844	51

CHANGE IN CASH AND CASH EQUIVALENTS	(32,504)	31,254

CASH AND CASH EQUIVALENTS, Beginning of Period	48,377	15,045
CASH AND CASH EQUIVALENTS, End of Period	$15,873	$46,299

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Issuance of Restricted Stock	$--	$50

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and nine months ended September 30, 2005 and 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be obtained for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, our securities were delisted from the Nasdaq National Market effective with the open of business on Tuesday, October 5, 2004. On October 11, 2004, the Company’s common stock commenced trading on the OTC Bulletin Board, under the symbol “CLRS.OB”.

In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations relating to a previously announced acquisition that terminated in September 2004 without the consummation of the acquisition. The expenses recognized in the period ended September 30, 2004 represent the costs incurred during negotiations, such as legal, accounting, appraisal and other related fees and expenses. There were no comparable expenses in the same period for 2005.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended September 30, 2005 and 2004, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 435,000 and 400,000 shares of common stock during the periods ended September 30, 2005 and 2004, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,371,250 and 1,714,138 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended September 30, 2005 and 2004, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company has an employee stock option plan that provides for the issuance of stock options and restricted stock. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 123, the Company has elected to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting periods.

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

	Three months ended		Nine months ended
	September 30		September 30
	2005	2004	2005	2004

Net loss, as reported	$(127)	$(532)	$(1,033)	$(1,966)
Add (deduct) stock-based employee compensation expense (credit)
included in reported net loss, net of tax	121	(52)	278	426
Deduct total stock-based employee compensation expense determined
under fair-value based method for all awards, net of tax	(358)	(670)	(1,067)	(2,007)
Pro forma net loss	$(364)	$(1,254)	$(1,822)	$(3,547)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.03)	$(0.06)	$(0.12)
Add stock-based employee compensation expense included in reported
net loss, net of tax	0.01	0.00	0.02	0.03
Deduct total stock-based employee compensation expense determined
under fair-value based method for all awards, net of tax	(0.02)	(0.04)	$(0.06)	$(0.12)
Pro forma basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.10)	$(0.21)

For computing the fair value of stock-based employee awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2005	2004

Dividend yield	0.0%	0.0%
Expected volatility	57.0%	62.0%
Risk-free interest rate	4.0%	2.7%
Expected life	Four years	Four years

Using these assumptions, the fair value of the stock options granted during the three- and nine-month period ended September 30, 2005, was approximately $21,000 and $144,000, respectively, which would be amortized over the vesting period of the options. The fair value of the stock options granted during the nine-month period ended September 30, 2004, was approximately $148,000, which would be amortized over the vesting period of the options. There were no stock options granted in the three-month period ended September 30, 2004, so the above assumptions are not applicable. The weighted-average grant-date fair value per share of the stock options granted during the nine-month periods ended September 30, 2005 and 2004 were $3.61 and $4.24, respectively.

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

During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. For the period ended September 30, 2005, the Company made no additional restructuring charges. The facility closure costs relate to the abandonment of the Company's leased facilities near Toronto, Canada. Total facility closure and consolidation costs include remaining lease liability and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

The employee separation costs relate to the employees who remained to close down the Suwanee, Georgia office and severance payments made to Mr. Stephen Jeffery, who resigned as the Company’s Chief Executive Officer and Chairman of the Board of Directors after the closing of the sale of the e-commerce business in December 2002.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2004 and 2005 and the balance of the accrual as of September 30, 2005:

(in thousands)	Employee Separation Costs	Facility Closing Costs	Total Restructuring and Related Costs

Balance at December 31, 2003	$125	$105	$230

Accruals during 2004	--	33	33

Expenditures during 2004	125	65	190
Balance at December 31, 2004	--	73	73

Expenditures during 2005	--	40	40
Balance at September 30, 2005	$--	$33	$33

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

NOTE 6. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2005 and 2004, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004	2005	2004
(in thousands)
Net loss	$(127)	$(532)	$(1,033)	$(1,966)
(Increase)/decrease in unrealized loss on marketable securities	1	34	17	(78)
Comprehensive loss	$(126)	$(498)	$(1,016)	$(2,044)

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

NOTE 8. NEW ACCOUNTING PRONOUCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R”). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). The Company intends to continue applying APB Opinion No. 25 to equity-based compensation awards until the effective date of SFAS No. 123R. At the effective date of the SFAS No. 123R, the Company expects to use the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2005. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure. The Company is currently evaluating the impact that the adoption of the SFAS No. 123R may have on its results of operations or financial position and expects that the adoption may have a material effect on the Company’s results of operations depending on the level and form of future equity-based compensation awards issued.

NOTE 9. RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $32,583 per month on the basis of Kanders & Company renting 2,900 square feet for $8,146 per month, and the Company renting 8,600 square feet for $24,437 per month, which are subject to increases during the term of the lease. Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $18,000 during the quarter ended September 30, 2005. During the quarter ended September 30, 2004, the Company had outstanding receivables of less than $1,000 from Kanders & Company.

During the quarter ended September 30, 2005, the Company incurred charges of approximately $6,000 for payments to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. During the quarter ended September 30, 2004, the Company expensed $7,000 for accruals and payments to Kanders Aviation LLC for reimbursement of expenses relating to aircraft travel incurred during the acquisition process.

After the closing of the sale of the e-commerce software business in December 2002, Stephen Jeffery, resigned as the Company’s Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery’s employment agreement, he was entitled to receive a severance payment equal to one year’s salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and received total consideration of $250,000 payable over two years. At September 30, 2005, no balance remains outstanding to Mr. Jeffery under these severance arrangements compared to approximately $31,000 at September 30, 2004. On April 11, 2005, Mr. Jeffery resigned as a member of our Board of Directors.

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2005 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

SOURCES OF REVENUE

Prior to December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company’s revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products.

Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's remaining operating assets, the Company's revenue has consisted solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. The remaining deferred revenue was fully recognized by September 2004. Prior to a redeployment of the Company's assets, the Company's income will consist of interest, dividend and other investment income from short-term investments, which is reported as interest income in the Company's consolidated statement of operations.

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, fees for professional services, occupancy charges, insurance and board of director fees. Occupancy charges include rent, utilities and maintenance services.

RESTRUCTURING AND RELATED COSTS

See "Restructuring and Related Costs" Note 5 of the Notes to the Unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $0.7 million during the quarter ended September 30, 2005, compared to $0.4 million during the quarter ended September 30, 2004. General and administrative expenses increased to $2.5 million during the nine-month period ended September 30, 2005 compared to $2.3 million during the same period in 2004. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger in connection with our asset redeployment strategy. General and administrative expenses include salaries and employee benefits, franchise taxes, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent fees and expenses. The increase in general and administrative expense for the three and nine months ended September 30, 2005, compared to the same periods last year, primarily was attributable to the write off of marketing expenses in 2004 and the recognition of deferred compensation expense for the restricted stock issued to Warren B. Kanders in April of 2003.

TRANSACTION EXPENSES

In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations relating to a previously announced acquisition that terminated in September 2004 without the consummation of the acquisition. Transaction expenses recognized in the quarter ended September 30, 2004 represent legal, accounting, appraisal and other related fees and expenses. There were no comparable expenses during the quarter ended September 30, 2005.

DEPRECIATION

Depreciation decreased slightly to $83,000 in the three months ended September 30, 2005, compared to $86,000 in the same period ended September 30, 2004. Depreciation increased to $249,000 in the nine months ended September 30, 2005, compared to $100,000 in the same period ended September 30, 2004. The increase is primarily attributable to the Company initiating occupancy of its new corporate headquarters in June 2004 triggering the depreciation of the leasehold improvements.

OTHER INCOME

For the quarter ended September 30, 2005, the Company recorded a gain of $2,000 from foreign currency fluctuations compared to same period in 2004, when the Company had no gains or losses. During the nine months ended September 30, 2005, the Company recorded a net loss of less than $200 from foreign currency fluctuations as compared to the nine months ended September 30, 2004 when the Company recorded a gain of $17,000 from the sale of marketable securities.

INTEREST INCOME

Interest income increased to $668,000 in the quarter ended September 30, 2005 from $313,000, in the same period of 2004. For the nine-month period ended September 30, 2005, interest income increased to $1.7 million from $0.8 million during the same period of 2004. The increase in interest income was due to an increase in interest rates received on our cash and cash equivalents and marketable securities.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was approximately $1.4 million during the nine-month period ended September 30, 2005. This was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities and accrued interest receivable, prepaid and other current assets, offset by an increase in deferred rent, and non-cash items. Cash used in operating activities was approximately $0.7 million during the nine-month period ended September 30, 2004. This was primarily attributable to the Company's net loss, a decrease in deferred revenue, accrued interest receivable, prepaids and other current assets, offset by an increase in accounts payable and accrued liabilities, deferred rent and non-cash items.

Cash used by investing activities was approximately $32.0 million during the nine-month period ended September 30, 2005. The cash was used primarily for the purchase of marketable securities partially offset from the maturity of marketable securities. Cash provided by investing activities was approximately $31.9 million during the nine-month period ended September 30, 2004. The cash was provided primarily from the sale and maturity of marketable securities partially offset by the purchase of marketable securities, and an increase in construction costs associated with the leasehold improvements at our corporate headquarters in Stamford, Connecticut.

Cash provided by financing activities was approximately $0.8 million during the nine-month period ended September 30, 2005, compared to $51,000 during the same period of 2004. The cash provided by financing activities during the nine-month period ended September 30, 2005 and 2004, respectively, was attributable to proceeds from the exercise of stock options.

At September 30, 2005, the Company has net operating loss, capital loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $227.9 million, $15.2 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $218.3 million of the $227.9 million U.S. net operating loss carryforward is available currently to offset taxable income that he Company may recognize in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of September 30, 2005 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the quarter ended September 30, 2005 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number  Exhibit

10.1	Form of Clarus 2005 Stock Incentive Plan Stock Option Agreement.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION

Date: November 3, 2005

By:	/s/ Nigel P. Ekern,
Nigel P. Ekern,
Chief Administrative Officer (Principal Executive Officer)

/s/ Susan Luckfield,
Susan Luckfield,
Controller (Principal Financial Officer)

EXHIBIT INDEX

Number  Exhibit

10.1	Form of Clarus 2005 Stock Incentive Plan Stock Option Agreement.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.