Form 10-K
period 2005-12-31
CLARUS CORP
filed 2006-03-10
CIK 913277

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

                   For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES |_| NO |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2005 was approximately $118.2 million based on $8.25 per share, the closing price of the common stock as quoted on the OTC Pink Sheets Electronic Quotation Service.

The number of shares of the Registrant's common stock outstanding at February 22, 2006 was 17,112,170 shares.

                       DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2005 fiscal year end are incorporated by reference into Part III of this report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                           -----

PART I
ITEM 1       BUSINESS                                                          1
ITEM 2       PROPERTIES                                                        6
ITEM 3       LEGAL PROCEEDINGS                                                 7
ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               7

PART II
ITEM 5       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS          7
ITEM 6       SELECTED FINANCIAL DATA                                           8
ITEM 7       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                               9
ITEM 7A      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       15
ITEM 8       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA                       16
ITEM 9       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                              36
ITEM 9A      CONTROLS AND PROCEDURES                                          36

ITEM 9B      OTHER INFORMATION                                                37

PART III
ITEM 10      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               37
ITEM 11      EXECUTIVE COMPENSATION                                           37
ITEM 12      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   37
ITEM 13      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   38
ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES                           38

PART IV
ITEM 15      EXHIBITS, FINANCIAL STATEMENT SCHEDULES                          39
SIGNATURES                                                                    42
EXHIBIT INDEX                                                                 45

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus' future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

BUSINESS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these new directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our cash, other non-operating assets (including, to the extent available, our net operating loss carryforward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's expenses have been significantly reduced, management currently believes that the Company's operating expenses will exceed investment income during 2006.

As part of our strategy to enhance stockholder value, on December 6, 2002, we consummated the sale of substantially all of the assets of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, to Epicor Software Corporation ("Epicor"), a Delaware corporation, for a purchase price of $1.0 million in cash (the "Asset Sale"). Epicor is traded on the Nasdaq National Market under the symbol "EPIC." The sale included licensing, support and maintenance activities from our eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products, our customer lists, certain contracts and certain intellectual property rights related to the purchased assets, maintenance payments and certain furniture and equipment. Epicor agreed to assume certain of our liabilities, such as executory obligations arising under certain contracts, agreements and commitments related to the transferred assets. We remained responsible for all of our other liabilities including liabilities under certain contracts, including any violations of environmental laws and for our obligations related to any of our indebtedness, employee benefit plans or taxes that were due and payable in connection with the acquired assets on or before the closing date of the Asset Sale.

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

As previously disclosed in our Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, the Company's common stock was delisted from the Nasdaq National Market effective with the open of business on October 5, 2004. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK."

At the Company's annual stockholders meeting on July 24, 2003, the stockholders approved an amendment (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of Clarus' securities in order to help assure the preservation of its net operating loss tax carryforward ("NOL"). Although the transfer restrictions imposed on our securities are intended to reduce the likelihood of an impermissible ownership change, no assurance can be given that such restrictions would prevent all transfers that would result in an impermissible ownership change. The Amendment generally restricts and requires prior approval of our Board of Directors of direct and indirect acquisitions of the Company's equity securities if such acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock.

In the fourth quarter of 2005, the Company incurred $92,000 in expenses related to an acquisition negotiation and due diligence process and also recognized a credit of $151,000 in transaction expenses from the final settlement of outstanding expenses arising out of an acquisition negotiation and due diligence process that terminated in September 2004 without the consummation of the acquisition. In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations associated with the terminated acquisition in September 2004. The Company incurred an additional $0.1 million of transaction expenses during the fourth quarter of 2004. The Company expects to recognize approximately $1.3 million of transaction expenses in the first quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated in January 2006 without the consummation of the acquisition. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

PRIOR BUSINESS

Prior to the sale of substantially all of our operating assets in December 2002, we developed, marketed and supported Internet-based business-to-business e-commerce software that automated the procurement, sourcing, and settlement of goods and services. Our software was designed to help organizations reduce the costs associated with the purchasing and payment settlement of goods and services, and help to maximize procurement economies of scale.

There were several milestones in the evolution of our business prior to the December 2002 sale. On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares of common stock at $10.00 per share, resulting in net proceeds to us of approximately $22.0 million. On October 18, 1999, we sold substantially all of the assets of our financial and human resources software ("ERP") business to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale, we received approximately $13.9 million. On March 10, 2000, we sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to us of approximately $244.4 million.

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2005, we had a total of six employees, all of which are located in our Stamford, Connecticut headquarters. Our employees only devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

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

                       RISKS RELATED TO CLARUS CORPORATION

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business, we will no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $280.9 million from our inception through December 31, 2005. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash and cash equivalent assets to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable Clarus to redeploy its assets and use its cash and cash equivalent assets to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with cash flow, experienced management teams, and operations in markets offering significant growth opportunities. We may not be successful in acquiring such a business or in operating any business that we identify. We have been working without success since December 2002 to identify a suitable merger partner and consummate an acquisition. Failure to redeploy successfully will result in our inability to become profitable.

Even if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition. We may be unable to select, manage or absorb or integrate any future acquisitions successfully. Any acquisition, even if effectively integrated, may not benefit our stockholders. Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; and (iii) our ability to integrate and absorb the acquired company successfully. We may be unable to address these problems successfully. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH OUR EVALUATION OF SUITABLE MERGER PARTNERS AND ACQUISITION CANDIDATES.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and merger candidates. We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these redeployment efforts. We incurred approximately $1.4 million of transaction related expenses during 2005 and the first quarter of 2006 for due diligence and negotiation of potential acquisitions. In 2004, we incurred $1.6 million of transaction related expenses during due diligence and negotiation of potential acquisitions. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

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

THE REPORTING REQUIREMENTS UNDER RULES ADOPTED BY THE SECURITIES AND EXCHANGE COMMISSION RELATING TO SHELL COMPANIES MAY DELAY OR PREVENT US FROM MAKING CERTAIN ACQUISITIONS.

As a result of the final rules adopted by the Securities and Exchange Commission on June 29, 2005, Clarus may be deemed to be a shell company. The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules prohibit the use by shell companies of a Form S-8 and revise the Form 8-K to require a shell company to include extensive registration-level information required to register a class of securities under the Securities Exchange Act of 1934 (the "Exchange Act"), in the filing on Form 8-K that the shell company files to report the acquisition of a business.

The extensive registration-level information includes a detailed description of a company's business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management's discussion and analysis of results of operations. The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after completion of the acquisition, instead of 75 days as required by non-shell companies.

The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Clarus, or deter potential targets from negotiating with Clarus. If Clarus were to be deemed a shell company, any increased difficulty in Clarus' ability to identify and consummate an acquisition with an appropriate merger candidate can materially adversely affect Clarus' ability to successfully implement its redeployment strategy.

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

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation's stock owned by "5-percent stockholders" within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such "5-percent stockholder" at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation's stock are "5-percent stockholders," and all other persons who own less than 5% of a corporation's stock are treated together as a public group.

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the "IRS"). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

Although the transfer restrictions imposed on our capital stock are intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such restrictions would prevent all transfers that would result in an impermissible ownership change. The transfer restrictions also will require any person attempting to acquire a significant interest in us to seek the approval of our Board of Directors. This may have an "anti-takeover" effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because the transfer restrictions will have the effect of restricting a stockholder's ability to acquire our common stock, the liquidity and market value of our common stock might suffer.

WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, WHICH COULD SIGNIFICANTLY LIMIT OUR ABILITY TO OPERATE AND ACQUIRE AN ESTABLISHED BUSINESS.

The Investment Company Act of 1940 (the "Investment Company Act") requires registration, as an investment company, for companies that are engaged primarily in the business of investing, reinvesting, owning, holding or trading securities. We have sought to qualify for an exclusion from registration including the exclusion available to a company that does not own "investment securities" with a value exceeding 40% of the value of its total assets on an unconsolidated basis, excluding government securities and cash items. This exclusion, however, could be disadvantageous to us and/or our stockholders. If we were unable to rely on an exclusion under the Investment Company Act and were deemed to be an investment company under the Investment Company Act, we would be forced to comply with substantive requirements of the Investment Company Act, including: (i) limitations on our ability to borrow; (ii) limitations on our capital structure; (iii) restrictions on acquisitions of interests in associated companies; (iv) prohibitions on transactions with affiliates; (v) restrictions on specific investments; (vi) limitations on our ability to issue stock options; and (vii) compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations. Registration as an investment company would subject us to restrictions that would significantly impair our ability to pursue our fundamental business strategy of acquiring and operating an established business. In the event the Securities and Exchange Commission or a court took the position that we were an investment company, our failure to register as an investment company would not only raise the possibility of an enforcement action by the Securities and Exchange Commission or an adverse judgment by a court, but also could threaten the validity of corporate actions and contracts entered into by us during the period we were deemed to be an unregistered investment company. Moreover, the Securities and Exchange Commission could seek an enforcement action against us to the extent we were not in compliance with the Investment Company Act during any point in time.

FOR FIVE YEARS AFTER THE CLOSING OF THE ASSET SALE TO EPICOR, WE WILL BE PROHIBITED FROM COMPETING WITH THE ASSETS SOLD TO EPICOR.

The Noncompetition Agreement we entered into with Epicor provides that for a period of five years after the closing of the Asset Sale (December 6, 2002), neither we nor any of our affiliated entities are permitted, directly or indirectly, anywhere in the world: (i) to engage in any business that competes with the business of developing, marketing and supporting Internet-based business-to-business, electronic commerce solutions that automate the procurement, sourcing and settlement of goods and services including through the eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET and Settlement software products and all improvements and variations of these products; (ii) to attempt to persuade any customer or vendor of Epicor to cease to do business with Epicor or reduce the amount of business being conducted with Epicor; (iii) to solicit the business of any customer or vendor of Epicor, if the solicitation could cause a reduction in the amount of business that Epicor does with the customer or vendor; or (iv) to hire, solicit for employment or encourage to leave the employment of Epicor any person who was an employee of Epicor within 90 days before the closing of the Asset Sale.

The prohibitions contained in our Noncompetition Agreement with Epicor will restrict the business opportunities available to us and therefore may have a material adverse effect on our ability to successfully redeploy our remaining assets.

                        RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET.

On October 5, 2004, our common stock was delisted from the Nasdaq National Market. The delisting followed a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

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

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF PREFERRED STOCK.

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of Clarus without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

WE MAY ISSUE A SUBSTANTIAL AMOUNT OF OUR COMMON STOCK IN THE FUTURE, WHICH COULD CAUSE DILUTION TO CURRENT INVESTORS AND OTHERWISE ADVERSELY AFFECT OUR STOCK PRICE.

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

WHERE YOU CAN FIND MORE INFORMATION

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission, and we have an internet website address at www.claruscorp.com. We make available free of charge on our internet website address our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. You may also read and copy any document we file at the Securities and Exchange Commission's public reference room located at 100 F Street, NE, Washington, DC 20549. Please call the Securities and Exchange Commission at 1-800-732-0330 for further information on the operation of such public reference room. You also can request copies of such documents, upon payment of a duplicating fee, by writing to the Securities and Exchange Commission at 100 F Street, NE, Washington, DC 20549 or obtain copies of such documents from the Securities and Exchange Commission's website at http://www.sec.gov.

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $24,438 per month, pursuant to a lease, which expires on March 31, 2019.

We also leased approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $11,000 per month, which prior to October 2001, was used for the delivery of services as well as research and development. This lease expired on February 14, 2006. This facility had been sub-leased for approximately $5,000 a month, pursuant to a sublease, which expired on January 30, 2006.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

A complaint was filed on May 14, 2001 in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000. Generally the complaint alleged that the Company and certain of its directors and officers made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The Company agreed to settle the class action in exchange for a payment of $4.5 million, which was covered by insurance. The Court approved the final settlement and dismissed the action on January 6, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the quarter ended December 31, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the Nasdaq National Market System on May 26, 1998, the effective date of our initial public offering, until October 5, 2004, when our common stock was delisted from the Nasdaq National Market following a determination by the Nasdaq Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under Nasdaq Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK".

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

                                                          High         Low
                                                          ----         ---
Year ended December 31, 2004
         First Quarter                                 $    9.94  $   7.34
         Second Quarter                                $   12.33  $   9.86
         Third Quarter                                 $   11.78  $   8.28
         Fourth Quarter                                $    9.30  $   7.40

Year ended December 31, 2005
         First Quarter                                 $    9.50  $   7.90
         Second Quarter                                $    9.00  $   7.20
         Third Quarter                                 $    8.50  $   7.27
         Fourth Quarter                                $    8.75  $   7.60

Calendar Year 2006
         First Quarter (through February 22, 2006)     $    8.45  $   6.90

STOCKHOLDERS

On February 22, 2006, the last reported sales price for our common stock was $7.05 per share. As of February 22, 2006, there were 159 holders of record of our common stock.

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

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                 2005          2004           2003            2002          2001
                                                              ---------      ---------      ---------      ---------      ---------
                                                                                  (in thousands, except per share data)
Statement of Operations Data:
------------------------------------
Revenues:
  License fees                                                $      --      $   1,106            $--      $   2,808      $   7,807
  Service fees                                                       --             --            130          6,226          9,866
                                                              ---------      ---------      ---------      ---------      ---------
             Total Revenues                                          --          1,106            130          9,034         17,673
Cost of Revenues:
  License fees                                                       --             --             --             26            211
  Service fees                                                       --             --             --          5,498         12,921
                                                              ---------      ---------      ---------      ---------      ---------

             Total Cost of Revenues                                  --             --             --          5,524         13,132
Operating expenses:
  Research and development                                           --             --             --          7,263         16,220
  Sales and marketing                                                --             --             --          7,938         34,034
  General and administrative                                      3,504          3,395          4,986         12,574          9,633
  Provision/(credit) for doubtful accounts                           --             --             18           (560)         5,537
  Transaction expenses                                              (59)         1,636             --             --             --
  Loss on impairment of goodwill and intangible assets               --             --             --         10,360         36,756
  Loss/(Gain) on sale or disposal of assets                          --             --             36          1,748            (20)
  Depreciation and amortization                                     334            186            762          4,243         12,212
                                                              ---------      ---------      ---------      ---------      ---------
             Total Operating Expenses                             3,779          5,217          5,802         43,566        114,372
                                                              ---------      ---------      ---------      ---------      ---------
Operating Loss                                                   (3,779)        (4,111)        (5,672)       (40,056)      (109,831)
Other income/ (expense)                                              (2)            19            169             27             96
Loss on impairment of marketable securities and investments          --             --             --             --        (16,461)
Interest income                                                   2,490          1,203          1,238          2,441          6,570
Interest expense, including amortization of debt discount            --             --            (66)          (225)          (228)
                                                              ---------      ---------      ---------      ---------      ---------

Net Loss                                                      $  (1,291)     $  (2,889)     $  (4,331)     $ (37,813)     $(119,854)
                                                              =========      =========      =========      =========      =========

Loss Per Share
             Basic                                            $   (0.08)     $   (0.18)     $   (0.27)     $   (2.42)     $   (7.72)
             Diluted                                          $   (0.08)     $   (0.18)     $   (0.27)     $   (2.42)     $   (7.72)
Weighted Average Common Shares Outstanding
             Basic                                               16,329         16,092         15,905         15,615         15,530
             Diluted                                             16,329         16,092         15,905         15,615         15,530

Balance Sheet Data:                                                                      As of December 31,
-----------------------                                                              --------------------------
                                                                 2005           2004           2003          2002           2001
                                                              ---------      ---------       ---------     ---------      ---------

Cash and cash equivalents                                     $  23,270      $  48,377      $  15,045      $  42,225      $  55,628
Marketable securities                                            61,601         35,119         73,685         52,885         65,264
Total assets                                                     88,278         86,437         89,445         97,764        145,274
Long-term debt, net of current portion                               --             --             --             --          5,000
Total stockholders' equity                                    $  86,609      $  84,854      $  86,819      $  89,360      $ 126,328

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" of Part I of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus' future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH AND CASH EQUIVALENT ASSETS TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. RESULTS FOR THE YEAR ENDED DECEMBER 31, 2005 PRIMARILY REFLECT AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

- Through 2004, the Company had recognized revenue in connection with its prior business from two primary sources, software licenses and services. Revenue from software licensing and services fees was recognized in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", and SOP 98-9, "Software Revenue Recognition with Respect to Certain Transactions" and related interpretations. The Company recognized software license revenue when: (1) persuasive evidence of an arrangement existed; (2) delivery had occurred; (3) the fee was fixed or determinable; and (4) collectibility was probable.

SOURCES OF REVENUE

Prior to the December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's operating assets, the Company's revenue consisted solely of the recognition of deferred services fees that were recognized ratably over the maintenance term of the license agreements for our prior suite of software products. The remaining deferred revenue was fully recognized by September 30, 2004 upon expiration of the maintenance term.

Until a redeployment of the Company's assets occurs, the Company's principal income will consist of interest, dividend and other investment income from short-term investments, which is reported as interest income in the Company's statement of operations.

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

RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $12.8 million were expensed in 2001 and 2002 in an attempt to align the Company's cost structure with projected revenue.

During 2003, the Company determined that actual restructuring and related charges were in excess of the amounts provided for in 2002 and 2001 and recorded additional restructuring charges of $250,000. This amount was charged to general and administrative costs in the accompanying consolidated statement of operations during 2003. The charges for 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. The increase was the result of significant fluctuations in exchange rates and increased rent expense.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2005, 2004 and 2003 and the balance of the accrual as of December 31, 2005 (in thousands):

                                 Employee          Facility
                               Separation           Closing  Total Restructuring
                                    Costs         Costs and      Related Costs
                               ----------         --------       --------------

Balance at December 31, 2002     $  927             $  137             $1,064
Accruals during 2003                223                 27                250
Expenditures during 2003          1,025                 59              1,084
                                 ------             ------             ------
Balance at December 31, 2003        125                105                230
Accruals during 2004                 --                 33                 33
Expenditures during 2004            125                 65                190
                                 ------             ------             ------
Balance at December 31, 2004         --                 73                 73
Accruals during 2005                 --                 --                 --
Expenditures during 2005             --                 56                 56
                                 ------             ------             ------
Balance at December 31, 2005     $   --             $   17             $   17
                                 ======             ======             ======


COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

REVENUES

Total revenues decreased to zero in 2005 compared to $1.1 million in 2004. This decrease is entirely due to a non-recurring deferred license fee revenue recognized in the third quarter of 2004 that was recognized upon the expiration of the maintenance term of the license agreements for our prior suite of software products.

GENERAL AND ADMINISTRATIVE EXPENSE

During the year ended December 31, 2005, general and administrative expenses were $3.5 million compared to $3.4 million in 2004. This trend is consistent with management's stated strategy to limit our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

In the fourth quarter of 2005, the Company incurred $92,000 in expenses related to an acquisition negotiation and due diligence process and also recognized a credit of $151,000 in expenses from the final settlement of outstanding expenses arising out of an acquisition negotiation and due diligence process that terminated in September 2004 without the consummation of the acquisition. In the third quarter of 2004, the Company recognized $1.5 million in transaction expenses arising out of negotiations associated with the terminated acquisition in September 2004. The Company incurred an additional $0.1 million of transaction expenses during the fourth quarter of 2004.

The Company expects to recognize approximately $1.3 million of transaction expenses in the first quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated in January 2006 without the consummation of the acquisition. Presently, $0.9 million of the expenses associated with this process are reflected on the balance sheet as of December 31, 2005 in "Deposits and other long-term assets". Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

LOSS/ (GAIN) ON SALE OR DISPOSAL OF ASSETS

During the year ended December 31, 2005 and 2004, the Company did not incur a loss or gain from the sale or disposal of assets.

DEPRECIATION AND AMORTIZATION EXPENSE

Depreciation and amortization expense in 2005 increased to $0.3 million compared to $0.2 million in 2004. The increase is primarily attributable to the depreciation of the Company's headquarters located in Stamford, Connecticut. Occupancy of the space commenced in the second quarter of 2004.

INTEREST INCOME

Interest income increased to $2.5 million for the year ended December 31, 2005 compared to $1.2 million in 2004. The increase in interest income was due to higher rates of return on investments.

INTEREST EXPENSE

Interest expense in 2005 and 2004 was zero.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in 2005 or in 2004.

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

REVENUES

Total revenues increased to $1.1 million in 2004 compared to $0.1 million in 2003. This increase is entirely due to a non-recurring deferred license fee revenue recognized in the third quarter of 2004 that were recognized ratably over the maintenance term of the license agreements for our prior suite of software products.

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

LOSS/ (GAIN) ON SALE OR DISPOSAL OF ASSETS

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $23.3 million at December 31, 2005 from $48.4 million at December 31, 2004 due to a shift in the composition of the investment portfolio to investments with longer duration that are characterized as marketable securities instead of cash equivalents under the accounting principles generally accepted in the United States of America. Marketable securities increased to $61.6 million at December 31, 2005 from $35.1 million at December 31, 2004. The overall combined increase of $1.4 million in cash and cash equivalents and marketable securities is primarily due to the exercise of stock options offset by the liquidation of investments required to fund operating activities.

Cash used in operating activities was approximately $1.8 million during 2005. The cash used was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities and interest receivable, prepaids and other current assets offset by an increase in deferred rent and non-cash items. Cash used in operating activities was approximately $2.1 million during 2004. The cash used was primarily attributable to the Company's net loss, a decrease in deferred revenue, interest receivable, prepaids and other current assets offset by an increase in deferred rent and non-cash items. The trend in cash used in operating activities is consistent with management's stated strategy, following the sale of substantially all of the Company's operating assets in December 2002, to reduce our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger.

Cash used by investing activities was approximately $25.9 million during 2005. The cash was used by the purchase of marketable securities and an increase in transaction related costs including legal and professional fees partially offset by the maturity of marketable securities. Cash provided by investing activities was approximately $35.0 million during 2004. The cash was provided by the sale and maturity of marketable securities partially offset by the purchase of investments and marketable securities.

Cash provided by financing activities during 2005 and 2004 was attributable to stock option exercises. Cash provided by financing activities was approximately $2.6 million during 2005 compared to cash provided by financing of $0.5 million during 2004.

On December 30, 2005, the Board of Directors of Clarus accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionees' entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's application of the Financial Accounting Standards Board Statement No. 123, "Share Based Payment (revised 2004) ("FAS 123R"). The Company will be required to apply the expense recognition provisions of FAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company's non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology.

On December 6, 2002, the Company had granted options to purchase 1,250,000 shares of common stock to three senior executives. 450,000 of these options were issued with an exercise price of $5.35 per share. The options issued at $5.35 per share were issued at less than the fair market value on that date of $5.45; accordingly a compensation charge of $65,000 was being recognized over the vesting period of five years. Twenty percent of the options vested annually over five years on the anniversary of the date of grant. Due to the acceleration of the vesting of stock options by the Company, the remaining compensation charge of $8,500 was recognized as of December 31, 2005.

At December 31, 2005, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $226.4 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $15.2 million which expires in varying amounts beginning in the year 2006. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $220.0 million of the $226.4 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2005 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations              Payment Due By Period
(in thousands)                       ---------------------
                     Total     1 Year    2-3 Years     4-5 Years   After 5 Years
                    ------     ------    ---------     ---------   -------------
Operating Leases    $3,227     $  400     $  822        $  877        $1,128
                    ------     ------     ------        ------        ------
             Total  $3,227     $  400     $  822        $  877        $1,128
                    ======     ======     ======        ======        ======

The Company does not have commercial commitments under capital leases, lines of credit, stand-by lines of credit, guaranties, stand-by repurchase obligations or other such arrangements, other than the stand-by letter of credit described below. The Company has no debt and is not a guarantor of any debt.

The Company does not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not engage in energy, weather or other commodity-based contracts.

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $24,438 a month during 2005, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

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

We also leased approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $11,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expired on February 14, 2006. This facility had been sub-leased for approximately $5,000 a month, pursuant to a sublease, which expired on January 30, 2006. The cost, net of the estimated sublease income, has been included in general and administrative expense in the accompanying statement of operations in 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 ("SFAS No. 123"), "Accounting for Share-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). Accordingly, as of January 1, 2006 the Company uses the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2005 and 2004 (in thousands, except per share data). The operating results are not indicative of results for any future period.

                                                2005
                                               ------
                          First         Second         Third         Fourth
                         Quarter        Quarter       Quarter       Quarter
                        ---------      ---------     ---------     ---------

Revenues                $    --      $      --      $    --      $      --
Operating loss             (871)        (1,082)        (797)        (1,029)
Net loss                   (390)          (516)        (127)          (258)
Net loss per share:
    Basic               $ (0.02)     $   (0.03)     $ (0.01)     $   (0.02)
    Diluted             $ (0.02)     $   (0.03)     $ (0.01)     $   (0.02)

                                                2004
                                               ------

                         First          Second        Third          Fourth
                        Quarter        Quarter       Quarter        Quarter
                       ---------      ---------     ---------      ---------
Revenues                $    --      $      --      $ 1,106      $      --
Operating loss             (723)        (1,216)        (845)        (1,327)
Net loss                   (471)          (963)        (532)          (923)
Net loss per share:
    Basic               $ (0.03)     $   (0.06)    $  (0.03)     $   (0.06)
    Diluted             $ (0.03)     $   (0.06)    $  (0.03)     $   (0.06)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       CLARUS CORPORATION AND SUBSIDIARIES

                          Index to Financial Statements

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements..........................17
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial
Reporting.............................................................................................................18
Consolidated Balance Sheets-December 31, 2005 and 2004................................................................19
Consolidated Statements of Operations-Years Ended December 31, 2005, 2004 and 2003....................................20
Consolidated Statements of Stockholders' Equity and Comprehensive Loss-Years Ended December 31, 2005, 2004
and 2003 .............................................................................................................21
Consolidated Statements of Cash Flows-Years Ended December 31, 2005, 2004 and 2003....................................23
Notes to Consolidated Financial Statements............................................................................24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Clarus Corporation:

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries ("Clarus") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of Clarus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have  audited,  in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States), the effectiveness of Clarus' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 7, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
---------------------------
Stamford, Connecticut
March 7, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Clarus Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A, that Clarus Corporation and subsidiaries ("Clarus") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Clarus' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Clarus' internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Clarus maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, Clarus maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 7, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
---------------------------
Stamford, Connecticut
March 7, 2006

                       CLARUS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
               (In Thousands, Except Share and Per Share Amounts)


                                     ASSETS

                                                                                      2005             2004
                                                                                    ---------       ---------
CURRENT ASSETS:
    Cash and cash equivalents                                                       $  23,270      $  48,377
    Marketable securities                                                              61,601         35,119
    Interest receivable                                                                   320            350
    Prepaids and other current assets                                                     135            182
                                                                                    ---------      ---------
       Total current assets                                                            85,326         84,028
                                                                                    ---------      ---------
PROPERTY AND EQUIPMENT, NET                                                             1,996          2,367
                                                                                    ---------      ---------
OTHER ASSETS:
    Deposits and other long-term assets                                                   956             42
                                                                                    ---------      ---------
       Total assets                                                                 $  88,278      $  86,437
                                                                                    =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities                                        $   1,461      $   1,468
                                                                                    ---------      ---------
       Total current liabilities                                                        1,461          1,468
    Deferred rent                                                                         208            115
                                                                                    ---------      ---------
       Total liabilities                                                                1,669          1,583
                                                                                    ---------      ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued            --             --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
         17,187,170 and 16,734,947 shares issued and 17,112,170 and 16,659,947
         outstanding in 2005 and 2004, respectively                                         2              2
    Additional paid-in capital                                                        370,704        368,385
    Accumulated deficit                                                              (280,947)      (279,656)
    Less treasury stock, 75,000 shares at cost                                             (2)            (2)
    Accumulated other comprehensive loss                                                  (88)          (130)
    Deferred compensation                                                              (3,060)        (3,745)
                                                                                    ---------      ---------
       Total stockholders' equity                                                      86,609         84,854
                                                                                    ---------      ---------
       Total liabilities and stockholders' equity                                   $  88,278      $  86,437
                                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2005, 2004 and 2003
                    (In Thousands, Except Per Share Amounts)


                                                 2005          2004          2003
                                               --------      --------      --------
REVENUES:
    License fees                               $     --      $  1,106      $     --
    Services fees                                    --            --           130
                                               --------      --------      --------
       Total revenues                                --         1,106           130

OPERATING EXPENSES:
    General and administrative                    3,504         3,395         4,986
    Provision for doubtful accounts                  --            --            18
    Transaction expenses                            (59)        1,636            --
    Loss on sale or disposal of assets               --            --            36
    Depreciation and amortization                   334           186           762
                                               --------      --------      --------
       Total operating expenses                   3,779         5,217         5,802
                                               --------      --------      --------
OPERATING LOSS                                   (3,779)       (4,111)       (5,672)

 OTHER INCOME /(EXPENSE)                             (2)           19           169
 INTEREST INCOME                                  2,490         1,203         1,238
 INTEREST EXPENSE                                    --            --           (66)
                                               --------      --------      --------
NET LOSS                                       $ (1,291)     $ (2,889)     $ (4,331)
                                               ========      ========      ========


NET LOSS PER SHARE

    Basic                                      $  (0.08)     $  (0.18)     $  (0.27)

    Diluted                                    $  (0.08)     $  (0.18)     $  (0.27)


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING


     Basic                                       16,329        16,092        15,905

     Diluted                                     16,329        16,092        15,905



          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
                  Years Ended December 31, 2005, 2004 and 2003
                                 (In Thousands)

                                                                                                   Treasury             Accumulated
                                              Common Stock        Additional                         Stock                 Other
                                              -------------        Paid-In      Accumulated    -------------------     Comprehensive
                                          Shares     Amount        Capital        Deficit      Shares     Amount       Income (loss)
                                         --------    ---------     ---------      ----------   --------   ---------     -----------
BALANCES, December 31, 2002               15,763     $       2     $ 361,715      $(272,436)     (75)     $      (2)     $     146
   Exercise of stock options                 384            --         1,656             --       --             --             --
   Issuance of restricted shares,
      net of amortization                    500            --         3,650             --       --             --             --
   Issuance of shares under
      employee stock purchase plan             2            --            10             --       --             --             --
   Net loss                                   --            --            --         (4,331)      --             --             --
   Decrease in foreign currency
      translation adjustment                  --            --            --             --       --             --            (78)
   Decrease in unrealized gain on
      marketable securities                   --            --            --             --       --             --            (85)

------------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2003               16,649             2       367,031       (276,767)     (75)            (2)           (17)
   Exercise of stock options                  86            --           454             --       --             --             --
   Issuance of restricted shares,
      net of amortization                     --            --           900             --       --             --             --
   Net loss                                   --            --            --         (2,889)      --             --             --
   Decrease in unrealized gain on
      marketable securities                   --            --            --             --       --             --           (113)
------------------------------------------------------------------------------------------------------------------------------------
BALANCES, December 31, 2004               16,735             2       368,385       (279,656)     (75)            (2)          (130)
   Exercise of stock options                 448            --         2,594             --       --             --             --
   Issuance of restricted shares,
      net of amortization                      4            --          (275)            --       --             --             --
   Net loss                                   --            --            --         (1,291)      --             --             --
   Increase in unrealized gain on
      marketable securities                   --            --            --             --       --             --             42
------------------------------------------------------------------------------------------------------------------------------------
BALANCES,December 31, 2005                17,187     $       2     $ 370,704      $(280,947)     (75)     $      (2)     $     (88)
====================================================================================================================================


          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                           COMPREHENSIVE LOSS (Cont.)
                  Years Ended December 31, 2005, 2004 and 2003
                                 (In Thousands)




                                                       Total
                                        Deferred     Stockholders' Comprehensive
                                      Compensation     Equity           Loss
                                      ------------     ------         ---------
BALANCES, December 31,2002             $    (65)     $ 89,360         $     --
   Exercise of stock options                 --         1,656               --
   Issuance of restricted shares,
      net of amortization                (3,363)          287               --
   Issuance of shares under
      employee stock purchase plan           --            10               --
   Net loss                                  --        (4,331)          (4,331)
   Decrease in foreign currency
      translation adjustment                 --           (78)             (78)
   Decrease in unrealized gain on
      marketable securities                  --           (85)             (85)
                                                                      --------
   Total comprehensive loss                                             (4,494)
-------------------------------------------------------------         ========
BALANCES, December 31, 2003              (3,428)       86,819               --
   Exercise of stock options                 --           454               --
   Issuance of restricted shares,
      net of amortization                  (317)          583               --
   Net loss                                  --        (2,889)          (2,889)
   Decrease in unrealized gain on
      marketable securities                  --          (113)            (113)
                                                                      --------
 Total comprehensive loss                                               (3,002)
-------------------------------------------------------------         ========
BALANCES, December 31, 2004              (3,745)       84,854               --
   Exercise of stock options                 --         2,594               --
   Issuance of restricted shares,
      net of amortization                   685           410               --
   Net loss                                  --        (1,291)          (1,291)
Increase in unrealized gain on
      marketable securities                  --            42               42
                                                                      --------
 Total comprehensive loss                                             $ (1,249)
-------------------------------------------------------------         ========
BALANCES, December 31,2005            $  (3,060)    $  86,609
=============================================================


          See accompanying notes to consolidated financial statements.

                       CLARUS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2005, 2004 and 2003
                      (In Thousands, Except Share Amounts)


                                                                                         2005           2004           2003
                                                                                      ---------      ---------      ---------
OPERATING ACTIVITIES:
Net loss                                                                              $  (1,291)     $  (2,889)     $  (4,331)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization of property and equipment                                   334            186            762
  Amortization of premium and discount on securities, net                                  (669)           982             --
  Gain on sale of marketable securities and other                                            --            (17)            --
  Provision for doubtful accounts                                                            --             --             18
  Amortization of deferred employee compensation plans                                      410            583            287
  Loss on sale or disposal of property and equipment                                         --             --             36
  Changes in operating assets and liabilities:
    Accounts receivable                                                                      --             --            449
    Interest receivable, prepaids and other current assets                                   77            107            623
    Assets held for sale                                                                     --             --             48
    Deposits and other long-term assets                                                      (1)            (4)            30
    Accounts payable and accrued liabilities                                               (731)           (52)          (416)
    Deferred revenue                                                                         --         (1,106)          (142)
    Deferred rent                                                                            93            115             --
    Liabilities to be assumed                                                                --             --           (220)
                                                                                      ---------      ---------      ---------
     Net cash used in operating activities                                               (1,778)        (2,095)        (2,856)
                                                                                      ---------      ---------      ---------
INVESTING ACTIVITIES:
  Purchase of marketable securities                                                     (93,887)       (59,754)      (117,881)
  Proceeds from the sale and maturity of marketable securities                           68,116         97,242         96,918
  Purchase of property and equipment                                                        (17)        (2,515)           (38)
  Increase in transaction expenses                                                         (135)            --             --
  Proceeds from sale of property and equipment                                               --             --             11
                                                                                      ---------      ---------      ---------
     Net cash (used in) provided by investing activities                                (25,923)        34,973        (20,990)

FINANCING ACTIVITIES:
  Proceeds from the exercise of stock options                                             2,594            454          1,656
  Proceeds from issuance of common stock related to employee stock
        purchase plans                                                                       --             --             10
  Repayment of long-term debt                                                                --             --         (5,000)
                                                                                      ---------      ---------      ---------
     Net cash provided by (used in) financing activities                                  2,594            454         (3,334)
                                                                                      ---------      ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                                     (25,107)        33,332        (27,180)
CASH AND CASH EQUIVALENTS, beginning of year                                             48,377         15,045         42,225
                                                                                      ---------      ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                                $  23,270      $  48,377      $  15,045

                                                                                      =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITES:

Increase in transaction expenses included in accounts payable and
accrued liabilities                                                                   $     778      $      --      $      --
Increase in transaction expenses included in other assets                             $     913      $      --      $      --
Grant of restricted stock                                                             $      50      $      50      $   2,680

See accompanying notes to consolidated financial statements

                       CLARUS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2005, 2004 and 2003

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

During 2002, the Company adopted a strategic plan to sell or abandon all active software operations and redeploy Company capital to enhance stockholder value. On December 6, 2002, the Company sold substantially all of its software operations (comprised of the eProcurement, Sourcing and Settlement product lines) to Epicor Software Corporation for $1.0 million in cash. Separately, on January 1, 2003, the Company sold the assets related to the Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. Therefore, as of December 31, 2002, the Company had discontinued or abandoned substantially all software operations.

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

Management now consists of four corporate executive officers and a support staff of two, all of whom are located in Stamford, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash and cash equivalent assets to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include or included Clarus CSA, Inc., Clarus International, Inc., SAI Recruitment Limited, SAI (Ireland) Limited, Clarus eMEA Ltd., i2Mobile.com Limited, SAI America Limited, REDEO Technologies, Inc., Software Architects International, Limited and SAI America LLC. As of December 31, 2005 all of these subsidiaries have ceased trading and been dissolved or are in the process of being dissolved.

USE OF ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, and impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $23.3 million and $48.4 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2005 and 2004, respectively.

MARKETABLE SECURITIES

Marketable securities for the periods ended December 31, 2005 and 2004, respectively, consist of government notes and bonds. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

Property and equipment are summarized as follows (in thousands):


                                                       December 31,
                                                     -------------------
                                                                            Useful Life
                                                      2005          2004    (in years)
                                                     ------       ------    ----------
Computers and equipment                             $   200      $   190        1 - 5
Furniture and fixtures                                  488          488            7
Leasehold improvements                                1,893        1,944            8
                                                    -------      -------
                                                      2,581        2,622
Less: accumulated depreciation and amortization        (585)        (255)
                                                    -------      -------
Property and equipment, net                           1,996      $ 2,367
                                                    =======      =======


Depreciation and amortization expense related to property and equipment totaled $334,000, $186,000 and $762,000 for the years ended December 31, 2005, 2004 and
2003, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any material income from these companies during 2005, 2004 or 2003. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2005 and 2004, respectively.

LONG-LIVED ASSETS

In accordance with SFAS 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would be no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2005 and 2004 (in thousands):

                                                    2005        2004
                                                   ------      ------
Accounts payable                                   $  150     $  218
Accrued compensation, benefits and commissions        220        172
Restructuring accruals                                 17         73
Accrued professional services                       1,023        595
Accrued franchise taxes                                43        365
Other                                                   8         45
                                                   ------     ------
                                                   $1,461     $1,468
                                                   ======     ======

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents, accounts payable and long-term debt approximates fair value. Marketable securities are carried at fair value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments approximated their respective carrying values at December 31, 2005 and 2004.

STOCK-BASED COMPENSATION PLAN

The Company has an employee stock option plan,  which is described more fully in
Note 8. In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a change to the fair based-value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS 148 and SFAS 123, the Company has elected to follow the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" in measuring and recognizing its stock-based transactions with employees. As such, compensation expense is measured on the date of grant only if the current market price on the date of the grant of the underlying stock exceeds the exercise price. Such compensation expense is recorded on a straight-line basis over the related vesting period.

On December 30, 2005, the Board of Directors of Clarus accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionee entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's application of the Financial Accounting Standards Board Statement No. 123, "Share Based Payment (revised 2004) ("FAS 123R"). The Company will be required to apply the expense recognition provisions of FAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company's non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology.

The following table shows the effect on net loss and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option pricing model is assumed to be amortized to expense over the option's vesting periods (in thousands, except per share amounts):

                                                                 2005          2004            2003
                                                              ----------     ----------     ----------
Net loss, as reported                                         $  (1,291)     $  (2,889)     $  (4,331)
Add stock-based employee compensation expense included in
  reported net loss                                                 410            584            287
Deduct total stock-based employee compensation expense
  determined under fair-value based method for all awards        (3,467)        (2,613)        (5,049)
                                                              ---------      ---------      ---------
Pro forma net loss                                            $  (4,348)     $  (4,918)     $  (9,093)
                                                              =========      =========      =========
Earnings per Share:

  Basic - as reported                                         $   (0.08)     $   (0.18)     $   (0.27)

  Basic - pro forma                                           $   (0.27)     $   (0.31)     $   (0.57)


  Diluted - as reported                                       $   (0.08)     $   (0.18)     $   (0.27)

  Diluted - pro forma                                         $   (0.27)     $   (0.31)     $   (0.57)
                                                              =========      =========      =========


Refer to Note 8 to the consolidated financial statements for assumptions used in the Black-Scholes option pricing model.

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

NET LOSS PER SHARE

Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2005, 2004 and 2003 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options due to the net loss for the years ended December 31, 2005, 2004 and 2003. The potential effects of excluded incremental shares are as follows (in thousands):

                                                                    2005      2004      2003
                                                                   -----     -----     -----
Effect of shares issuable under stock option plan                    316       616       202
Effect of shares issuable under restricted stock awards              502       504        28
                                                                   -----     -----     -----
Total effect of potential incremental shares                         818     1,120       230
                                                                   =====     =====     =====

At December 31, 2005, 1,111,250 options were excluded in the computation of diluted earnings per share due to the net loss for the year ended December 31, 2005 and 570,000 options were excluded in the computation of diluted earnings per share because the options' exercise prices were greater than the average market share price of the common shares.

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

COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components in a full set of financial statements. Comprehensive income (loss) primarily consists of net income (loss) and unrealized gains and losses from available-for-sale marketable securities. Comprehensive income
(loss) is presented in the consolidated statements of stockholders' equity.

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2005, 2004 and 2003 the Company operated in one principal business segment. Due to the sale of our operating assets as discussed in "Prior Business", the Company is a holding company.

Geographic revenue and the carrying value of property and equipment as of and for the years ended December 31, 2005, 2004 and 2003 were as follows:

(in thousands)                 2005       2004       2003
                             ------     ------     ------
 Revenue:
 United States               $   --     $   --     $  130
 International                   --      1,106         --
                             ------     ------     ------
 Total                       $   --     $1,106     $  130
                             ======     ======     ======

 Property and equipment:
 United States               $1,996     $2,367     $   38
                             ------     ------     ------
 Total                       $1,996     $2,367     $   38
                             ======     ======     ======

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"). This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. Compensation cost is to be measured based on the estimated fair value of the equity-based compensation awards issued as of the grant date. The related compensation expense will be based on the estimated number of awards expected to vest and will be recognized over the requisite service period (often the vesting period) for each grant. The statement requires the use of assumptions and judgments about future events and some of the inputs to the valuation models will require considerable judgment by management. SFAS No. 123R replaces FASB Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." The provisions of SFAS No. 123R are required to be applied by public companies as of the first annual reporting period that begins after June 15, 2005 (as of January 1, 2006 for the Company). Accordingly, as of January 1, 2006, the Company uses the modified prospective application transition method without restatement of prior interim periods in the year of adoption. This will result in the Company recognizing compensation cost based on the requirements of SFAS No. 123R for all equity-based compensation awards issued after January 1, 2006. For all equity-based compensation awards that are unvested as of January 1, 2006, compensation cost will be recognized for the unamortized portion of compensation cost not previously included in the SFAS No. 123 pro forma footnote disclosure.

On December 30, 2005, the Board of Directors of Clarus accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionee entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's application of the Financial Accounting Standards Board Statement No. 123, "Share Based Payment (revised 2004) ("FAS 123R"). The Company will be required to apply the expense recognition provisions of FAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company's non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

2. MARKETABLE SECURITIES

As of December 31, 2005, and 2004, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

At December 31, 2005, marketable securities consisted of government notes and bonds with a fair market value of $61.6 million. The amortized cost of marketable securities at December 31, 2005 was $61.7 million with an unrealized loss of $88,000.

The maturities of all securities are less than 18 months at December 31, 2005. Of the $61.7 million in securities, $49.6 million mature in less than 12 months and $12.1 million mature between 12 and 18 months.

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

3. ACQUISITIONS AND DISPOSITIONS

SALE OF OPERATING ASSETS

On December 6, 2002, the Company sold its e-commerce software business to Epicor Software Corporation for $1.0 million. Approximately $200,000 of the purchase price was placed in escrow. The escrowed funds were released in February 2004.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $107,000 during the year ended December 31, 2005. During the year ended December 31, 2005, the Company expensed approximately $35,000 to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions.

As of December 31, 2005, the Company had outstanding a payable of less than $13,225 to Kanders & Company. The amount due to Kanders & Company is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid in January 2006.

During the year ended December 31, 2004, the Company expensed approximately $31,000, for payments to Kanders Aviation LLC, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions. In 2004, the Company provided certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that were reimbursed by Kanders & Company. Such services aggregated $43,000 during the year ended December 31, 2004.

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

After the closing of the sale of the e-commerce software business in December 2002, Steven Jeffery, resigned as the Company's Chief Executive Officer and Chairman of the Board of Directors. Under Mr. Jeffery's employment agreement, he was entitled to receive a severance payment equal to one year's salary of $250,000, payable over one year. In addition, Mr. Jeffery entered into a three-year consulting agreement with the Company and received total consideration of $250,000 payable over two years. At December 31, 2005, no balance remained outstanding to Mr. Jeffery under these severance arrangements. On April 11, 2005, Mr. Jeffery resigned as a member of our Board of Directors.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above are at least as favorable as those we could have obtained in arms length negotiations or otherwise are at prevailing market prices and terms.

5. RESTRUCTURING AND RELATED COSTS

During 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $12.8 million were expensed in 2001 and 2002 in an attempt to align the Company's cost structure with projected revenue.

During 2003, the Company determined that actual restructuring and related charges were in excess of the amounts provided for in 2002 and 2001 and recorded additional restructuring charges of $250,000. This amount was charged to general and administrative costs in the accompanying consolidated statement of operations during 2003. The charges for 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. The increase was the result of significant fluctuations in exchange rates and increased rent expense.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2005, 2004 and 2003 and the balance of the accrual as of December 31, 2005 (in thousands):

                                 Employee         Facility
                                 Separation       Closing    Total Restructuring
                                 Costs             Costs      and Related Costs
                                 ------           ------           ------
Balance at December 31, 2002     $  927           $  137           $1,064

Accruals during 2003                223               27              250

Expenditures during 2003          1,025               59            1,084
                                 ------           ------           ------
Balance at December 31, 2003        125              105              230

Accruals during 2004                 --               33               33

Expenditures during 2004            125               65              190
                                 ------           ------           ------
Balance at December 31, 2004         --               73               73

Accruals during 2005                 --               --               --

Expenditures during 2005             --               56               56
                                 ------           ------           ------
Balance at December 31, 2005     $   --           $   17           $   17
                                 ======           ======           ======


For the years ended December 31, 2005, 2004 and 2003, the restructuring and related costs were classified in the Company's consolidated statements of operations as follows (in thousands):

                                                YEAR ENDED
                                              DECEMBER 31,
                                              ------------

                                         2005     2004     2003
                                       ------     ----     ----
General and administrative             $   --     $ 33     $250
                                       ------     ----     ----
Total                                  $   --     $ 33     $250
                                       ======     ====     ====

6. INCOME TAXES

For financial reporting purposes, losses from continuing operations before income taxes include the following components (in thousands):

                                                YEAR ENDED
                                               DECEMBER 31,
                                               ------------

                                     2005         2004         2003
                                   -------      -------      -------
Pre-Tax Loss:
                 United States     $(1,291)     $(2,889)     $(4,331)
                 Foreign                --           --           --
                                   -------      -------      -------
                                   $(1,291)     $(2,889)     $(4,331)
                                   =======      =======      =======


The Company files a consolidated income tax return with its wholly owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2005 is as follows (in thousands):


                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              ------------

                                                     2005          2004           2003
                                                   --------      --------      --------
Current:
         Federal                                   $     --      $     --      $     --
         State                                           --            --            --
         Foreign                                         --            --            --
                                                   --------      --------      --------
Deferred:
         Federal                                     (3,122)      (30,455)       (3,492)
         State                                        7,057        (7,251)         (513)
         Foreign                                         --           441         5,962
                                                   --------      --------      --------
                                                      3,935       (37,265)        1,957
Increase/(decrease) in valuation allowance for
deferred income taxes                                (3,935)       37,265        (1,957)
                                                   --------      --------      --------

                                                   $     --      $     --      $     --
                                                   ========      ========      ========


Total deferred income taxes were allocated as follows for the years ended December 31 (in thousands):

                                                    2005                   2004                 2003
                                               --------------         -------------         -------------
Income(loss) from operations                   $      (3,935)         $      37,265         $     (1,957)
Shareholders' equity                                       34                  --                   --
                                               --------------         -------------         -------------
   Total                                       $      (3,901)         $      37,265         $     (1,957)
                                               ==============         =============         =============


The income taxes credited to shareholders' equity relate to the tax benefit arising from unrealized gains on marketable securities.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2005, 2004 and 2003:

                                                                                        YEAR ENDED
                                                                                        DECEMBER 31,
                                                                           ----------------------------------
                                                                            2005          2004          2003
                                                                           -------      --------       ------
Computed "expected" income tax expense (benefit)                             (34.0)%       (34.0)%     (34.0)%
Increase (decrease) in income taxes resulting from:
    State income taxes, net of federal income taxes                           (7.4)         (5.0)       (7.7)
    NOL adjustments                                                          376.6      (1,265.9)      (54.2)
    Non-cash stock compensation                                              (29.5)           --          --
    Income tax effect attributable to foreign operations                        --          15.3       135.6
    Nondeductible expired/cancelled warrants and options                        --            --         3.3
    (Decrease) Increase in valuation allowance and other items              (305.7)      1,289.6       (43.0)
                                                                           -------      --------       ------
Income tax expense (benefit)                                                    --%           --%         --%
                                                                           =======      ========       ======

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's existing deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):

                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                              ----------------------
                                                                  2005          2004
                                                              --------      --------
Deferred income tax assets:
    Net operating loss, capital loss, AMT and research &      $ 90,708      $ 94,943
     experimentation credit carryforwards
    Charitable contribution carryforward                             4            --
    Depreciation and amortization                                 (340)         (446)
    Unrealized gain                                                 34            --
    Non-cash compensation                                          499           339
    Accrued liabilities                                             72            42
    Reserves for investments                                     1,728         1,728
                                                              --------      --------
Net deferred income tax assets before valuation allowance       92,705        96,606
Valuation allowance for deferred income tax assets             (92,705)      (96,606)
                                                              --------      --------
Net deferred income tax assets                                $     --      $     --
                                                              ========      ========

The net change in the valuation allowance for deferred income tax assets for 2005 was a decrease of $3.9 million as compared to an increase of $37.3 million in 2004 and a decrease in 2003 of $2.0 million. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against deferred income tax assets at December 31, 2005, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2005, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $226.4 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $15.2 million which expires in varying amounts beginning in the year 2006.

The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $220.0 million of the $226.4 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

7. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $6,000, $6,000 and $2,000 in 2005, 2004 and 2003, respectively.

On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plans. Common stock is purchased directly from the Company on behalf of the participants. During the years ended December 31, 2005, 2004 and 2003, zero, zero and 2,349 shares were purchased for the benefit of the participants under the Plans, respectively. As of December 31, 2005, there were no participants in either the U.S. or Global Plans.

8. STOCK INCENTIVE PLANS

The Company had a stock option plan for employees, consultants, and other individual contributors to the Company, which enabled the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The 1992 Plan terminated in November 2002. As of December 31, 2005 there were no stock options eligible to be exercised under the 1992 Plan.

The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in 1998. Under the 1998 Plan, the Board of Directors had the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants to the Company. The 1998 Plan provided for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and stockholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that may be granted through awards under the 1998 Plan to any employee in any calendar year may not exceed 200,000 shares. The 1998 Plan was terminated in June 2005, but 1,490,000 stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2005.

Upon the acquisition of the SAI/Redeo Companies on May 31, 2000, the Company assumed the Stock Incentive Plan of Software Architects International, Limited (the "SAI Plan"), and the options outstanding. The SAI Plan enabled the Company to grant up to 750,000 nonqualified stock options. The Company could grant options to eligible participants who had to be employees of the Company or its subsidiaries or consultants, but not directors or officers of the Company. The SAI Plan was terminated in June 2005, but 21,250 stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2005.

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company's annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The number of shares authorized and reserved for issuance under the 2005 Plan is 3.0 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus' common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of December 31, 2005, 170,000 stock options awarded under the plan are vested and eligible for exercise.

On December 6, 2002, the Company had granted options to purchase 1,250,000 shares of common stock to three senior executives. 450,000 of these options were issued with an exercise price of $5.35 per share. The options issued at $5.35 per share were issued at less than the fair market value on that date of $5.45. A compensation charge of $65,000 was being recognized over the vesting period of five years. Twenty percent of the options vested annually over five years on the anniversary of the date of grant. Due to the acceleration of the vesting of stock options by the Company, the remaining compensation charge of $8,500 was recognized as of December 31, 2005.

In April 2003, the Company granted 500,000 shares of restricted  stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2.7 million was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2005 to $4.2 million to account for the increase in fair market value from grant date through December 31, 2005. During the years ended December 31, 2005 and 2004, $355,000 and $513,750, respectively, were amortized to compensation expense for this award. At December 31, 2005, these shares were excluded from the computation of diluted earnings per share due to the net loss for the year ended December 31, 2005.

On December 30, 2005, the Board of Directors of Clarus Corporation accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionee entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company's application of the Financial Accounting Standards Board Statement No. 123, "Share Based Payment (revised 2004) ("FAS 123R"). The Company will be required to apply the expense recognition provisions of FAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company's non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology

The Company recorded total non-cash stock compensation expense of approximately $0.4 million, $0.6 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Total  options  available for grant under all plans as of December 31, 2005 were
2.8 million. A summary of changes in outstanding options during the three years ended December 31, 2005 is as follows:

                                                                                              Weighted
                                                                  Range of                    Average
                                                                  Exercise                    Exercise
                                                   Shares          Prices                      Price
                                                -----------     ----------------            ------------

December 31, 2002                                2,854,906      $ 1.00-$ 82.56               $    7.76

     Granted                                         5,000      $ 7.30-$ 7.30                $    7.30
     Canceled                                     (377,047)     $ 3.49-$ 82.56               $   16.69
     Exercised                                    (383,992)     $ 1.00-$ 6.13                $    4.31
                                                 ---------
December 31, 2003                                2,098,867      $ 3.67-$ 10.00               $    6.77

     Granted                                        40,000      $ 8.60-$ 9.00                $    8.65
     Canceled                                      (80,000)     $ 5.35-$ 8.60                $    5.76
     Exercised                                     (85,899)     $ 3.67-$ 7.63                $    5.29
     Prior Period Adjustments                      (11,351)     $ 3.49-$68.38                $    9.95
                                                 ---------
December 31, 2004                                1,961,617      $ 4.83-$10.00                $    6.93

     Granted                                       175,000      $ 7.40-$ 8.50                $    8.16
     Expired                                        (7,500)     $ 7.63                       $    7.63
     Exercised                                    (447,867)     $ 4.83-$ 7.00                $    5.79
                                                 ---------
December 31, 2005                                1,681,250      $ 5.35-$10.00                $    7.36
                                                 =========

Vested and exercisable at December 31, 2005      1,681,250                                   $    7.36
                                                 =========
Vested and exercisable at December 31, 2004      1,117,754                                   $    6.55
                                                 =========
Vested and exercisable at December 31, 2003        864,392                                   $    6.22
                                                 =========

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                  2005         2004           2003
                                  ----          ----          ----
Dividend yield                     0%            0%            0%
Expected volatility               57%           57%           62%
Risk-free interest rate           4.31%         2.55%         2.86%
Expected life                  Four years     Four years    Four years

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2005, 2004, and 2003, were approximately $692,000, $40,000 and $18,000, respectively, which would be amortized over the vesting period of the options. The weighted-average grant-date fair values of the stock options granted during the years ended December 31, 2005, 2004 and 2003, were $3.95, $4.22 and $3.50, respectively.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2005:


                          Outstanding                                         Exercisable
---------------------------------------------------------------    ------------------------------
                                                      Weighted
                       Number          Weighted        Average          Number          Weighted
   Exercise          of Shares         Average        Remaining       of Shares         Average
    Price          Outstanding at      Exercise      Contractual     Exercisable at    Exercise
    Range        December 31, 2005      Price       Life (Years)   December 31, 2005    Price
-------------         ---------         --------    ------------      ---------         -----
$ 5.35-$ 7.50         1,111,250         $   6.24        6.7           1,111,250         $   6.24
$ 8.35-$10.00           570,000         $   9.53        7.1             570,000         $   9.53
                      ---------                                       ---------
                      1,681,250         $   7.36        6.8           1,681,250         $   7.36
                      =========                                       =========

9. STOCKHOLDERS' EQUITY

WARRANTS

The Company previously granted 25,000 warrants to a strategic partner in return for completion of predetermined sales and marketing milestones. The exercise price of these warrants was $53.75 per share and the warrants expired on October 31, 2003.

10. COMMITMENTS AND CONTINGENCIES

LEASES

The Company rents certain office space, under non-cancelable operating leases. Rents charged to expense were approximately $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2005, 2004, and 2003, respectively. Future minimum lease payments for the next five years and thereafter under non-cancelable operating leases with remaining terms greater than one year as of December 31, 2005, are as follows (in thousands):

                                                Gross Rental      Sub-Lease
                                                Obligations        Income
                                               -----------         ------
Year ending December 31,
                                   2006         $  400            $  100
                                   2007            402               101
                                   2008            420               105
                                   2009            426               106
                                   2010            451               113
                                   Thereafter    1,128               282
                                                ------            ------
                                   Total        $3,227            $  807
                                                ======            ======

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $24,438 a month during 2005, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

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

A complaint was filed on May 14, 2001 in the United States District Court for the Northern District of Georgia on behalf of all purchasers of common stock of the Company during the period beginning December 8, 1999 and ending on October 25, 2000. Generally the complaint alleged that the Company and certain of its directors and officers made material misrepresentations and omissions in public filings made with the Securities and Exchange Commission and in certain press releases and other public statements. The Company agreed to settle the class action in exchange for a payment of $4.5 million, which was covered by insurance. The Court approved the final settlement and dismissed the action on January 6, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Administrative Officer and Controller concluded that the Company's disclosure controls and procedures as of December 31, 2005 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

The Company's independent registered public accounting firm, KPMG LLP, has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2005.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Election of Directors" in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Principal Stockholders" in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth certain information regarding our equity plans as of December 31, 2005:



                                              (A)
                                            Number of
                                        securities to be               (B)                            (C)
                                           issued upon           Weighted-average         Number of securities remaining
                                           exercise of          exercise price of          available for future issuance
                                           outstanding             outstanding            under equity compensation plans
                                        options, warrants       options, warrants       (excluding securities reflected in
          Plan Category                    and rights               and rights                      column (A))
----------------------------------     --------------------     -------------------     ------------------------------------

Equity compensation plans
approved by security holders
(1)(2)                                      1,090,036                 $5.96                          3,750,134

Equity compensation plans not
approved by security holders (3)
(4) (5)                                     1,100,000                 $7.83                                 --
                                            ---------                 -----                          ---------
Total

                                            2,190,036                 $7.41                          3,750,134
                                            =========                 =====                          =========

(1) Consists of stock options and restricted stock awards issued under the Amended and Restated Stock Incentive Plan of Clarus Corporation (the "2000 Plan"). Also consists of stock options issued by the Company under the Stock Incentive Plan of Software Architects International, Limited (the "SAI Plan") assumed by the Company, pursuant to the Stock Purchase Agreement, dated May 31, 2000, by and among Clarus, SAI (Ireland) Limited, SAI Recruitment Limited, i2Mobile.com Limited, SAI America Limited (collectively, the "SAI/Redeo Companies") and the shareholders of the SAI/Redeo Companies. Under the SAI Plan, the Company could grant stock options to eligible participants who were employees of the Company or its subsidiaries or consultants, but not directors or officers of the Company. Also consists of stock options issued and issuable under the 2005 Clarus Corporation Stock Incentive Plan (the "2005 Plan").

(2) Includes 920,134 shares of our common stock remaining available for future issuance under the Clarus Corporation Employee Stock Purchase Plan and the Global Employee Stock Purchase Plan (collectively, the "Plans"). Under the Plans, employees have an opportunity to purchase shares of the Company's common stock at a discount. Generally, eligible employees, as defined in the plan documents, may elect to have up to 15 percent of their annual salary, up to a maximum of $12,500 per six-month purchase period, withheld to purchase the Company's common stock at a price equal to the lower of 85 percent of the market price of our common stock at either the beginning or the end of the six-month offering period.

(3) Includes options granted to the Company's Executive Chairman, Warren B. Kanders to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(4) Includes options granted to the Company's Executive Chairman, Warren B. Kanders to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

(5) Includes 300,000 shares of restricted stock granted to the Company's Executive Chairman, Warren B. Kanders, having voting, dividend, distribution and other rights, which shall vest and become nonforfeitable if Mr. Kanders is an employee and/or a director of the Company or a subsidiary or affiliate of the Company on the earlier of (i) the date the closing price of the Company's common stock equals or exceeds $15.00 per share for each of the trading days during a ninety consecutive day period, or (ii) April 11, 2013, subject to acceleration in certain circumstances.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2006 Annual Meeting of Stockholders, is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a) Financial Statements

(1) The following financial statements are filed with this report on the following pages indicated:

                                                                                                                     Page
                                                                                                                     ----
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements..........................17

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting..................18

Consolidated Balance Sheets - December 31, 2005 and 2004..............................................................19

Consolidated Statements of Operations -Years Ended December 31, 2005, 2004 and 2003...................................20

Consolidated Statements of Stockholders' Equity and Comprehensive Loss -Years Ended December 31, 2005,
2004 and 2003.........................................................................................................21

Consolidated Statements of Cash Flows -Years Ended December 31, 2005, 2004 and 2003...................................23

Notes to Consolidated Financial Statements............................................................................24

(2) The following additional financial statement schedule and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

Schedule II Valuation and Qualifying Accounts.........................................................................44

(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit
Number       Exhibit
------       -------

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 of the Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 6, 1998 (File No. 333- 46685)).

3.2 Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 9.1 of the Company's 10-Q filed with the Securities and Exchange Commission on August 14,
            2000).

3.3 Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2003).

3.4 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002 (File No. 333-63535)).

3.5         Amendment  No. 1 to the Amended and Restated  Bylaws of the Company.
            (incorporated herein by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003).

4.1 See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2         Specimen  Stock  Certificate  (incorporated  herein by  reference to
            Exhibit 9.1 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 26, 1998 (File No. 333-46685)).

4.3 Restricted Stock Agreement dated as of April 11, 2003 between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003). *

10.1 Asset Purchase Agreement, dated as of October 17, 2002, between Epicor Software Corporation and the Company (incorporated herein reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.2 Bill of Sale and Assumption Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.3 Trademark Assignment dated as of December 6, 2002, by the Company in favor of Epicor Software Corporation, (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.4 Patent Assignment, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated herein by reference to Exhibit 2.4 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.5 Noncompetition Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated herein by reference to Exhibit 2.5 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.6 Transition Services Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated herein by reference to Exhibit 2.7 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.7        Form  of  Indemnification  Agreement  for  Directors  and  Executive
            Officers of the Company, (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).

10.8 Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

10.9 Employment Agreement, dated as of December 6, 2002, between the Company and Nigel P. Ekern. (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

10.10 Consulting Agreement, dated as of December 6, 2002, between the Company and Stephen P. Jeffery (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

10.11 Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.12       Employee  Stock Purchase Plan  (incorporated  herein by reference to
            Exhibit 10.3 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.13       Global  Employee  Stock  Purchase  Plan   (incorporated   herein  by
            reference to Exhibit 10.4 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.14 Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10- Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.15 Stock Incentive Plan of Software Architects International, Limited (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on June 13, 2000). *

10.16 2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan (incorporated herein by reference to
            Exhibit 2.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on June 13, 2000). *

10.17       Lease dated as of  September  23,  2003  between  Reckson  Operating
            Partnership, L.P., the Company and Kanders & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.18 Transportation Services Agreement dated as of December 18, 2003 between Kanders Aviation, LLC and the Company (incorporated herein by reference to Exhibit 10.23 of the Company's 10-K filed with the Securities and Exchange Commission on March 11, 2004).

10.19 Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule14A filed with the Securities and Exchange Commission on May 2, 2005). *

10.20 Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 11, 2005). *

10.21 Amendment to the form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 6, 2006). *

10.22 Stock Option Agreement between Clarus Corporation and Warren B. Kanders, dated December 23, 2002. (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement Form S-8 filed with the Securities and Exchange Commission on August 18,
            2005). *

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

            (b) The exhibits are listed in Item 15 (a)(3) above.

            (c) The financial statement schedules are listed in Item 15 (a)(2)
                above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               CLARUS CORPORATION

                  Date:  March 9, 2006

                                                By: /s/ Nigel P. Ekern
                                                    ----------------------------
                                                    Nigel P. Ekern
                                                    Chief Administrative Officer

Signature                                       Title                        Date
-----------                                     ------                       -----
/s/ Nigel P. Ekern                                                           March 9, 2006
-----------------------------         Chief Administrative Officer           -------------
Nigel P. Ekern                        (principal executive officer)

 /s/ Susan Luckfield                                                         March 9, 2006
-----------------------------         Controller                             --------------
Susan Luckfield                       (principal financial officer)

 /s/ Warren B. Kanders                Executive Chairman of the Board of     March 9, 2006
-----------------------------         Directors                              --------------
Warren B. Kanders

/s/ Donald L. House                   Director                               March 9, 2006
-----------------------------                                                --------------
Donald L. House

/s/ Burtt R. Ehrlich                  Director                               March 9, 2006
-----------------------------                                                --------------
Burtt R. Ehrlich

/s/ Nicholas Sokolow                  Director                               March 9, 2006
-----------------------------                                                --------------
Nicholas Sokolow

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Clarus Corporation:

Under date of March 7, 2006, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in the Clarus Corporation 2005 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of Clarus Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                        /s/ KPMG LLP
                        ---------------------------
                        Stamford, Connecticut
                        March 7, 2006

                                   Schedule II

                        Valuation and Qualifying Accounts
                       Clarus Corporation and Subsidiaries
              For the years ended December 31, 2005, 2004 and 2003
    Allowance for Doubtful Accounts, Valuation Allowance for Deferred Income
                Tax Assets and Restructuring and Related Charges


                                                         Charged
                                        Balance at      (Credited) to                       Balance at
                                       Beginning of      Costs and                           End of
                                         Period          Expenses        Deductions (a)       Period
                                       ------------     ------------      -----------      ------------
Allowance for Doubtful Accounts
                              2003     $    586,000     $     18,000      $    604,000     $         --
                              2004               --               --                --               --
                              2005               --               --                --               --

Valuation Allowance for Deferred Income Tax Assets
                              2003     $ 61,298,000     $ (1,957,000)     $         --     $ 59,341,000
                              2004       59,341,000       37,265,000                --       96,606,000
                              2005       96,606,000       (3,901,000)               --       92,705,000

Restructuring Accruals
                              2003     $  1,064,000     $    250,000      $  1,084,000     $    230,000
                              2004          230,000           33,000           190,000           73,000
                              2005           73,000               --            56,000           17,000

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