Form 10-Q
period 2006-03-31
CLARUS CORP
filed 2006-05-09
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2006

                                       or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES [ ] NO[X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

As of May 1, 2006, there were outstanding 16,613,622 shares of Common Stock, par value $0.0001.

INDEX

                               CLARUS CORPORATION



PART I         FINANCIAL INFORMATION                                                 Page
----------     --------------------------------------                              -------
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets (unaudited) -
                March 31, 2006 and December 31, 2005................................   1

               Condensed Consolidated Statements of Operations (unaudited) -
                Three months ended March 31, 2006 and 2005..........................   2

               Condensed Consolidated Statements of Cash Flows (unaudited) -
                Three months ended March 31, 2006 and 2005..........................   3

               Notes to Unaudited Condensed Consolidated Financial Statements -
                March 31, 2006......................................................   4

Item 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations...........................................   9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk...........  11

Item 4.        Procedures and Controls..............................................  11


PART II        OTHER INFORMATION
----------     --------------------------------

Item 6.        Exhibits.............................................................  12

SIGNATURE PAGE......................................................................  12

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                              MARCH 31,   DECEMBER 31,
                                                                                2006         2005
                                                                              ---------    ---------
                                         ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                $   3,294    $  23,270
     Marketable securities                                                       80,368       61,601
     Interest receivable                                                            342          320
     Prepaids and other current assets                                              135          135
                                                                              ---------    ---------
Total current assets                                                             84,139       85,326

PROPERTY AND EQUIPMENT, NET                                                       1,910        1,996

OTHER ASSETS:
     Deposits and other long-term assets                                           --            956
                                                                              ---------    ---------
         TOTAL ASSETS                                                         $  86,049    $  88,278
                                                                              =========    =========


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                               $     484    $   1,461
                                                                              ---------    ---------
Total current liabilities                                                           484        1,461

       Deferred rent                                                                227          208
                                                                              ---------    ---------

Total liabilities                                                                   711        1,669
                                                                              ---------    ---------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                       --           --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      17,188,622 and 17,187,170 shares issued and 17,113,622 and 17,112,170
      outstanding in 2006 and 2005, respectively                                      2            2
    Additional paid-in capital                                                  367,719      370,704
    Accumulated deficit                                                        (282,329)    (280,947)
    Treasury stock, at cost                                                          (2)          (2)
    Accumulated other comprehensive loss                                            (52)         (88)
    Deferred compensation                                                          --         (3,060)
                                                                              ---------    ---------
Total stockholders' equity                                                       85,338       86,609
                                                                              ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  86,049    $  88,278
                                                                              =========    =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       ------------------------
                                                         2006            2005
                                                       --------        --------
REVENUES:                                              $   --          $   --
                                                       --------        --------
     Total revenues                                        --              --

OPERATING EXPENSES:
   General and administrative                               881             786
   Transaction expenses                                   1,280            --
   Depreciation and amortization                             88              85
                                                       --------        --------
     Total operating expenses                             2,249             871

OPERATING LOSS                                           (2,249)           (871)
OTHER EXPENSE                                                (1)           --
INTEREST INCOME                                             868             481
                                                       --------        --------
 NET LOSS                                              $ (1,382)       $   (390)
                                                       ========        ========

 Loss per common share:
       Basic                                           $  (0.08)       $  (0.02)
       Diluted                                         $  (0.08)       $  (0.02)

 Weighted average shares outstanding:
       Basic                                             16,612          16,242
       Diluted                                           16,612          16,242


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                               THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------------
                                                                                2006        2005
                                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $ (1,382)   $   (390)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization on property and equipment                         88          85
    Amortization of deferred employee compensation                                  75          15
    Amortization of premium and discount on securities, net                       (406)         42
    Changes in operating assets and liabilities:
        Interest receivable, prepaids and other current assets                     (22)         75
        Accounts payable and accrued liabilities                                  (977)        (22)
        Deferred rent                                                               19          37
        Deposits and other long-term assets                                        956           1
                                                                              --------    --------
              NET CASH USED IN OPERATING ACTIVITIES                             (1,649)       (157)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of marketable securities                                          (40,290)    (12,372)
    Proceeds from maturity of marketable securities                             21,965      10,520
    Proceeds from sale of marketable securities                                   --          --
    Additions to property and equipment                                             (2)         (8)
                                                                              --------    --------
              NET CASH USED IN INVESTING ACTIVITIES                            (18,327)     (1,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from the exercise of stock options                                   --           628
                                                                              --------    --------
              NET CASH PROVIDED BY FINANCING ACTIVITIES                           --           628
                                                                              --------    --------

CHANGE IN CASH AND CASH EQUIVALENTS                                            (19,976)     (1,389)

CASH AND CASH EQUIVALENTS, beginning of period                                  23,270      48,377
                                                                              --------    --------
CASH AND CASH EQUIVALENTS, end of period                                      $  3,294    $ 46,988
                                                                              ========    ========


SUPPLEMENTAL DISCLOSURE:
Deferred compensation                                                         $   --      $    525
Cash paid for taxes                                                           $    206    $    135



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2006 are not necessarily indicative of the results to be obtained for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

NOTE 2.  SIGNIFICANT EVENTS

As part of our previously announced strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash, cash equivalent assets and marketable securities to enhance stockholder value, on December 6, 2002 we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. During January 2003, we sold the assets relating to our Cashbook product representing the remainder of our operating assets.

The Company recognized approximately $1.3 million of transaction expenses in the first quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated in January 2006 without the consummation of the acquisition. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("FAS 123R"), using the modified prospective transition method. Under this transition method, compensation cost recognized during the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accountant Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

NOTE 3.  EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended March 31, 2006 and 2005, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 435,000 and 405,000 shares of common stock during the periods ended March 31, 2006 and 2005, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during those periods. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,246,250 and 1,433,750 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended March 31, 2006 and 2005, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

NOTE 4.  STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company's annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of March 31, 2006, the number of shares authorized and reserved for issuance under the 2005 Plan is 3.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus' common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of March 31, 2006, 170,000 stock options awarded under the plan are vested and eligible for exercise.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("FAS 123R"), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under this transition method, compensation cost recognized during the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

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

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company's income statement or earnings per share for the quarter ended March 31, 2006.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the period ended March 31, 2006. The expected life of the options granted is management's estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the three months ended March 31, 2005 is estimated on the date of grant with the following weighted-average assumptions:

                                                          March 31, 2005
                  Expected life of option                    4.0 years
                  Dividend yield                                0%
                  Volatility                                   57%
                  Risk free interest rate                      4.0%

The weighted average fair value of options granted during the three months ended March 31, 2005 are as follows:

                                                          March 31, 2005
                  Fair value of each option grant             $4.13
                  Total number of options granted             5,000
                  Total fair value of all options granted    $21,000

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a three- to five- year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that do not permit the recipient from selling the shares until the lock-up expires, which is generally staggered over a three- to five-year period. The outstanding options generally expire ten years from date of grant or upon retirement from the Company, respectively, and are contingent upon continued employment during the applicable ten-year period.

The following table shows what the effect on net loss and loss per share if the fair value recognition provisions of SFAS 123, to options granted under our stock option plans during the three-month period ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

                                                                              March 31, 2005
                                                                              --------------
(in thousands, except per share amounts):
Net loss, as reported                                                          $     (390)

Add stock-based employee compensation expense included in reported net loss            15

Deduct total stock-based employee compensation expense determined under fair
value method for all awards                                                          (347)
                                                                               ----------

Pro forma net loss                                                             $     (722)
                                                                               ==========
Earnings per Share
         Basic - As reported                                                   $     (.02)

         Basic - Pro forma                                                     $     (.04)

         Diluted - As reported                                                 $     (.02)

         Diluted - Pro forma                                                   $     (.04)

A summary of the status of stock option grants as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

                                                                    Weighted
                                                                    Average
                                                      Options    Exercise Price
                                                      -------    --------------
             Outstanding at December 31, 2005        1,681,250   $         7.36
             Granted                                      --               --
             Exercised                                    --               --
             Forfeited                                    --               --
             Outstanding at March 31, 2006           1,681,250   $         7.36
                                                     =========

             Options exercisable at March 31, 2006   1,681,250   $         7.36
                                                     =========

The following table summarizes information about stock options outstanding as of March 31, 2006:

                                                                                    Weighted
                                                                Remaining Life       Average
             Exercise Price Range   Outstanding   Exercisable      In Years       Exercise Price
             --------------------   -----------   -----------      --------       --------------
             $5.35 - $ 8.35           1,246,250     1,246,250         6.5            $   6.47
             $8.35 - $10.00             435,000       435,000         6.8            $   9.89
                                    -----------   -----------      --------       --------------
             Total                    1,681,250     1,681,250         6.6            $   7.36
                                    ===========   ===========

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of March 31, 2006, there were no unvested shares and no unrecognized compensation cost related to unvested stock options.

In April 2003, the Company granted 500,000 shares of restricted  stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognized compensation expense for this award over the vesting period. Compensation expense was re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period. Under the provisions of FAS 123R, compensation expense is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 for the period ended March 31, 2006.

NOTE 5.  RESTRUCTURING AND RELATED COSTS

For the period ended March 31, 2006 the Company recorded no additional restructuring charges. The facility closure costs relate to the abandonment of the Company's leased facilities near Toronto, Canada. Total facility closure and consolidation costs include remaining lease liability and brokerage fees to sublet the abandoned space, net of estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information trend analysis provided by a commercial real estate brokerage firm retained by the Company.

The following is a reconciliation of the components of the accrual for restructuring and related costs, the amounts charged against the accrual during 2006 and 2005 and the balance of the accrual as of March 31, 2006:

                                              Facility
                                               Closing     Total Restructuring
(in thousands)                                  Costs       and Related Costs
--------------                                ---------    --------------------
Balance at December 31, 2004                  $      73       $        73

                                              ---------    --------------------

Expenditures during 2005                             56                56
                                              ---------    --------------------

Balance at December 31, 2005                         17                17

Expenditures during 2006                             17                17
                                              =========    ====================

Balance at March 31, 2006                            --                --
                                              =========    ====================

The accrual for restructuring and related costs is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

NOTE 6.  COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other  Comprehensive  Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended March 31, 2006 and 2005, were as follows:

                                              Three Months Ended
                                                   March 31,
                                        -----------------------------
(in thousands)                             2006                2005
                                        --------             --------

Net loss                                $(1,382)              $ (390)

Decrease(increase) in unrealized
gain(loss)on marketable securities           36                  (38)
                                        --------              -------

Comprehensive loss                      $(1,346)              $ (428)
                                        ========              =======


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

NOTE 8.  RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, Inc. ("Kanders & Company"), an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease. Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $10,200 during the quarter ended March 31, 2006 and $33,000 for the quarter ended March 31, 2005.

As of March 31, 2006, the Company had outstanding a receivable of less than $9,500 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in April 2006. As of March 31, 2005, the Company had outstanding receivables of $33,000 from Kanders & Company. The outstanding amount was paid by Kanders & Company in April 2005.

The Company is reimbursed by Net Perceptions, Inc. ("Net Perceptions") for certain telecommunication, professional and general office expenses that Clarus incurs on behalf of Net Perceptions. Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Net Perceptions. Such reimbursement aggregated $400 during the quarter ended March 31, 2006 and $4,400 during the quarter ended March 31, 2005.

As of March 31, 2006, the Company had outstanding a receivable of $24,400 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in April 2006. As of March 31, 2005, the Company had outstanding receivables of $16,000 from Net Perceptions. The outstanding amount was paid by Net Perceptions in April 2005.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalent assets and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties as set forth in "Factors That May Affect Our Future Results" found in Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENT ASSETS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. THE THREE-MONTH PERIOD ENDED MARCH 31, 2006 PRIMARILY REFLECTS, AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS. FOR A DISCUSSION OF RISKS RELATING TO CLARUS CORPORATION AND OWNERSHIP OF OUR COMMON STOCK, PLEASE SEE THE DISCUSSION UNDER PART 1 OF OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

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

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

SOURCES OF REVENUE

Prior to the December 6, 2002 sale of substantially all of the Company's revenue generating operations and assets, the Company's revenue consisted of license fees and services fees. License fees were generated from the licensing of the Company's suite of software products. Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Following the sale of substantially all of the Company's operating assets, the Company's revenue has consisted solely of the recognition of deferred service fees that are recognized ratably over the maintenance term. Prior to a redeployment of the Company's assets, the Company's principal income is expected to consist of interest, dividend and other investment income from short-term investments, which is reported as interest income in the Company's consolidated statement of operations.

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, fees for professional services, occupancy charges, insurance, and board of director fees. Occupancy charges include rent, utilities, and maintenance services.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2006 TO FIRST QUARTER 2005

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and since that time has been evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $881,000 during the quarter ended March 31, 2006, compared to $786,000 during the quarter ended March 31, 2005. This trend is consistent with management's intention to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent fees and expenses. The increase in general and administrative expense for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005, was primarily attributable to increases in deferred compensation, taxes and other professional fees.

TRANSACTION EXPENSES

The Company incurred approximately $1.3 million of transaction expenses during the quarter ended March 31, 2006, arising out of an acquisition negotiation and due diligence process that terminated in January 2006 without the consummation of the acquisition. There was no comparable expense during the quarter ended March 31, 2005. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense increased to $88,000 for the quarter ended March 31, 2006 compared to $85,000 in the quarter ended March 31, 2005. The increase is due to additional depreciation for office equipment and leasehold improvements.

OTHER EXPENSE

For the quarter ended March 31, 2006, the Company incurred foreign currency losses of less than $1,000 as compared to the quarter ended March 31, 2005 when the Company had no gains or losses.

INTEREST INCOME

Interest income increased to $868,000 for the quarter ended March 31, 2006 from $481,000, in the quarter ended March 31, 2005. The increase in interest income was due to an increase in the yields that we received on our cash and cash equivalents and marketable securities.

INTEREST INCOME
INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $3.3 million at March 31, 2006 from $23.3 million at December 31, 2005. Marketable securities increased to $80.4 million at March 31, 2006 from $61.6 million at December 31, 2005. The overall decrease of $1.2 million in cash and cash equivalents and marketable securities is due to the payment of transaction expenses in the first quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated in January 2006 without the consummation of the acquisition.

Cash used in operating activities was approximately $1.6 million during the quarter ended March 31, 2006 compared to approximately $157,000 during the quarter ended March 31, 2005. This increase was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities, offset by certain non-cash items.

Cash used in investing activities was approximately $18.3 million during the quarter ended March 31, 2006 compared to approximately $1.9 million used by investing activities during the quarter ended March 31, 2005. During the quarter ended March 31, 2006, cash was used primarily for the purchase of marketable securities partially offset by the maturity of marketable securities. The significant change compared to the quarter ended March 31, 2005 was due to a change in the composition of the Company's investment portfolio resulting in the exchange of investments classified as cash and cash equivalents for marketable securities during the quarter ended March 31, 2006.

There was no cash provided by or used in financing activities during the quarter ended March 31, 2006 compared to approximately $628,000 during the quarter ended March 31, 2005. Cash provided by financing activities for the quarter ended March 31, 2005 was from the proceeds received from the exercise of stock options.

At March 31, 2006, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.7 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $15.2 million which expires in varying amounts beginning in the year 2007. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $221.8 million of the $229.7 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We  do  not  hold  derivative   financial   investments,   derivative  commodity
investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4.  PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller, concluded that the Company's disclosure controls and procedures as of March 31, 2006 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that have come to management's attention during the first quarter ended March 31, 2006 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

                                              CLARUS CORPORATION

Date: May 9, 2006





                                              /s/ Nigel P. Ekern
                                              -------------------
                                              Nigel P. Ekern,
                                              Chief Administrative Officer
                                              (Principal Executive Officer)


                                              /s/ Susan Luckfield
                                              --------------------
                                              Susan Luckfield,
                                              Controller
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