Form 10-Q
period 2006-06-30
CLARUS CORP
filed 2006-08-04
CIK 913277

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
                    [X] Quarterly Report Pursuant to Section
                          13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2006

                                       or

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

As of August 1, 2006, there were outstanding 17,113,622 shares of Common Stock, par value $0.0001.

INDEX

                               CLARUS CORPORATION

PART I       FINANCIAL INFORMATION
---------   --------------------------------------
                                                                                                           Page
Item 1.     Financial Statements                                                                           -----
            Condensed Consolidated Balance Sheets (unaudited) -
             June 30, 2006 and December 31, 2005.......................................................       1

            Condensed Consolidated Statements of Operations (unaudited) -
             Three and six months ended June 30, 2006 and 2005.........................................       2

            Condensed Consolidated Statements of Cash Flows (unaudited) -
             Six months ended June 30, 2006 and 2005...................................................       3

            Notes to Unaudited Condensed Consolidated Financial Statements -
             June 30, 2006.............................................................................       4

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................................       8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................      10

Item 4.     Procedures and Controls....................................................................      10


PART II     OTHER INFORMATION
--------    --------------------------------

Item 4.     Submission of Matters to a Vote of the Security Holders....................................      11

Item 6.     Exhibits...................................................................................      11

SIGNATURES.............................................................................................      11

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               CLARUS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                JUNE 30,        DECEMBER 31,
                                                                                  2006             2005
                                                                              -------------    -------------
                                         ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                $       6,282    $      23,270
     Marketable securities                                                           77,218           61,601
     Interest receivable                                                                306              320
     Prepaids and other current assets                                                  254              135
                                                                              -------------    -------------
Total current assets                                                                 84,060           85,326

PROPERTY AND EQUIPMENT, NET                                                           1,827            1,996

OTHER ASSETS:
     Deposits and other long-term assets                                                 --              956
                                                                              -------------    -------------
         TOTAL ASSETS                                                         $      85,887    $      88,278
                                                                              =============    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable and accrued liabilities                               $         270    $       1,461
                                                                              -------------    -------------
Total current liabilities                                                               270            1,461

LONG-TERM LIABILITIES:
       Deferred rent                                                                    244              208
                                                                              -------------    -------------

Total liabilities                                                                       514            1,669
                                                                              -------------    -------------


STOCKHOLDERS' EQUITY:
    Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
      issued                                                                             --               --
    Common stock, $.0001 par value; 100,000,000 shares authorized;
      17,188,622 and 17,187,170 shares issued and 17,113,622 and 17,112,170
      outstanding in 2006 and 2005, respectively                                          2                2
    Additional paid-in capital                                                      367,792          370,704
    Accumulated deficit                                                            (282,353)        (280,947)
    Treasury stock, at cost                                                              (2)              (2)
    Accumulated other comprehensive income                                              (66)             (88)
    Deferred compensation                                                                --           (3,060)
                                                                              -------------    -------------
Total stockholders' equity                                                           85,373           86,609
                                                                              -------------    -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $      85,887    $      88,278
                                                                              =============    =============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                      THREE MONTHS                 SIX MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                        --------------------------    --------------------------
                                           2006           2005           2006           2005
                                        -----------    -----------    -----------    -----------
REVENUES:                               $        --    $        --    $        --    $        --
                                        -----------    -----------    -----------    -----------
  Total revenues                                 --             --             --             --


OPERATING EXPENSES:
 General and administrative                     826          1,001          1,707          1,787
 Transaction costs                              108             --          1,388             --
 Depreciation and amortization                   85             81            173            166
                                        -----------    -----------    -----------    -----------
  Total operating expenses                    1,019          1,082          3,268          1,953

OPERATING LOSS                               (1,019)        (1,082)        (3,268)        (1,953)
OTHER INCOME(EXPENSE)                             1             (2)            --             (2)
INTEREST INCOME                                 994            568          1,862          1,049
                                        -----------    -----------    -----------    -----------
 NET LOSS                               $       (24)   $      (516)   $    (1,406)   $      (906)
                                        ===========    ===========    ===========    ===========

 Loss per common share:
  Basic                                 $     (0.00)   $     (0.03)   $     (0.08)   $     (0.06)
  Diluted                               $     (0.00)   $     (0.03)   $     (0.08)   $     (0.06)

 Weighted average shares outstanding:
  Basic                                      16,614         16,292         16,613         16,292
  Diluted                                    16,614         16,292         16,613         16,292

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           SIX MONTHS
                                                                          ENDED JUNE 30,
                                                                   --------------------------
                                                                      2006           2005
                                                                   -----------    -----------
OPERATING ACTIVITIES:
Net loss                                                           $    (1,406)   $      (906)
Adjustments to reconcile net loss to net cash used in operating activities:
 Depreciation and amortization on property and equipment                   173            166
 Amortization of deferred employee compensation                            148            157
 Amortization of premium and discount on securities, net                 1,927              3
Changes in operating assets and liabilities:
  Accrued interest receivable, prepaids and other current assets          (105)           104
  Accounts payable and accrued liabilities                              (1,191)          (682)
  Deferred rent                                                             36             56
  Deposits and other long-term assets                                      956              1
                                                                   -----------    -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     538         (1,101)

INVESTING ACTIVITIES:
 Purchases of marketable securities                                    (77,257)       (35,688)
 Proceeds from maturity of marketable securities                        59,735         17,270
 Additions to property and equipment                                        (4)            (8)
                                                                   -----------    -----------
   NET CASH USED IN INVESTING ACTIVITIES                               (17,526)       (18,426)

FINANCING ACTIVITIES:
 Proceeds from the exercises of stock options                               --            628
                                                                   -----------    -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                --            628
                                                                   -----------    -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                    (16,988)       (18,899)

CASH AND CASH EQUIVALENTS, Beginning of Period                          23,270         48,377
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, End of Period                           $     6,282    $    29,478
                                                                   ===========    ===========

SUPPLEMENTAL DISCLOSURE:


Deferred compensation                                              $        --    $       325
Cash paid for taxes                                                        418            611

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               CLARUS CORPORATION
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2006 are not necessarily indicative of the results to be obtained for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

NOTE 2. SIGNIFICANT EVENTS

As part of our previously announced strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash, cash equivalent assets and marketable securities to enhance stockholder value, on December 6, 2002, we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. During January 2003, we sold the assets relating to our Cashbook product representing the remainder of our operating assets.

The Company recognized approximately $108,000 of transaction expenses in the second quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated in June 2006 without the consummation of the acquisition. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net loss per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net loss per share attributable to common stockholders if their effect is anti-dilutive. For the periods ended June 30, 2006 and 2005, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 1,010,000 and 435,000 shares of common stock during the period ended June 30, 2006 and 2005, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 663,750 and 1,396,250 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the periods ended June 30, 2006 and 2005, respectively, as their inclusion would have been anti-dilutive because the Company incurred losses during those periods.

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company's annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of June 30, 2006, the number of shares authorized and reserved for issuance under the 2005 Plan is 3.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus' common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of June 30, 2006, 170,000 stock options awarded under the plan are vested and eligible for exercise.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payments" ("SFAS 123R"), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under SFAS 123R, compensation cost recognized during the second quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

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

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company's income statement or earnings per share for the three- and six-month periods ended June 30, 2006.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three and six month periods ended June 30, 2006 or the three month period ended June 30, 2005. The expected life of the options granted is management's estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the six months ended June 30, 2005 is estimated on the date of grant with the following weighted-average assumptions:

                                                          June 30, 2005
                  Expected life of option                        4.0 years
                  Dividend yield                                   0%
                  Volatility                                      57%
                  Risk free interest rate                       4.04%

The weighted average fair value of options granted during the six months ended June 30, 2005 are as follows:

                                                          June 30, 2005
                  Fair value of each option grant               $4.13
                  Total number of options granted               5,000
                  Total fair value of all options granted     $21,000

Outstanding options, consisting of incentive and non-qualified stock options, generally vest and become exercisable over a three- to five-year period from the date of grant. Other options granted are immediately vested, but are subject to lock-up provisions that do not permit the recipient from selling the shares until the lock-up expires, which is generally staggered over a three- to five-year period. The outstanding options generally expire ten years from date of grant or upon retirement from the Company, respectively, and are contingent upon continued employment during the applicable ten-year period.

The following table shows what the effect on net loss and loss per share if the fair value recognition provisions of SFAS 123, were applied to options granted under our stock option plans during the three- and six-month periods ended June 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

                                                                      Three months ended   Six months ended
                                                                         June 30, 2005       June 30, 2005
                                                                           ----------          ----------
                                                                     (in thousands, except per share amounts)

Net loss, as reported ............................................         $     (516)         $     (906)
Add stock-based employee compensation expense included in reported
   net loss, net of tax ..........................................                142                 157
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax ......               (354)               (701)
                                                                           ----------          ----------
Pro forma net loss ...............................................         $     (728)         $   (1,450)
                                                                           ==========          ==========

                                                                                   Three months ended    Six months ended
                                                                                      June 30, 2005        June 30, 2005
                                                                                        ----------          ----------
                                                                                  (in thousands, except per share amounts)

Basic and diluted net loss per share:
As reported ...................................................................         $    (0.03)         $    (0.06)
Add stock-based employee compensation expense included in reported
   net loss, net of tax .......................................................               0.01                0.01
Deduct total stock-based employee compensation expense determined
   under fair-value based method for all awards, net of tax ...................              (0.02)         $    (0.04)
                                                                                        ----------          ----------
  Pro forma basic and diluted net loss per share ..............................         $    (0.04)         $    (0.09)
                                                                                        ==========          ==========

A summary of the status of stock option grants as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

                                                                   Weighted
                                                                   Average
                                               Options          Exercise Price
                                              ---------          ----------
Outstanding at December 31, 2005              1,681,250          $     7.36
Granted                                              --                  --
Exercised                                            --                  --
Forfeited                                        (7,500)         $     5.41
Outstanding at June 30, 2006                  1,673,750          $     7.36
                                                                 ==========

Options exercisable at June 30, 2006          1,673,750          $     7.36
                                                                 ==========

The following table summarizes information about stock options outstanding as of June 30, 2006:

                                                                                         Weighted
                                                                    Remaining Life        Average
Exercise Price Range            Outstanding        Exercisable        In Years        Exercise Price
-------------------            -----------       ------------      -------------      --------------
$5.35 - $ 6.06                      663,750           663,750                 6.0           $5.42
$7.30 - $10.00                    1,010,000         1,010,000                 6.6           $8.64
                               ------------     ------------
Total                             1,673,750         1,673,750                 6.4           $7.36
                               ============     ============

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of June 30, 2006, there were no unvested shares and no unrecognized compensation cost related to unvested stock options.

In April 2003, the Company granted 500,000 shares of restricted  stock to Warren
B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognized compensation expense for this award over the vesting period. Compensation expense was re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period. Under the provisions of FAS 123R, compensation expense is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 and $134,000, respectively, for the three-and six-month periods ended June 30, 2006, respectively.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income
(loss) and its components of net income (loss) and "Other  Comprehensive  Income
(Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                  THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                  2006                 2005                 2006                 2005
                                               -----------          -----------          -----------          -----------
(in thousands)
Net loss                                       $       (24)         $      (516)         $    (1,406)         $      (906)
(Increase)/decrease in unrealized loss
 on marketable securities                              (15)                  54                   22                   16
                                               -----------          -----------          -----------          -----------
Comprehensive loss                             $       (39)         $      (462)         $    (1,384)         $      (890)
                                               ===========          ===========          ===========          ===========

NOTE 6. CONTINGENCIES

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

NOTE 7.  RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, Inc. ("Kanders & Company"), an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $33,542 per month on the basis of Kanders & Company renting 2,900 square feet for $8,386 per month, and the Company renting 8,600 square feet for $25,156 per month, which are subject to increases during the term of the lease. Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $10,500 during the quarter ended June 30, 2006 and $28,000 during the quarter ended June 30, 2005. For the six month periods ended June 30, 2006 and 2005, respectively, such services aggregated $20,700 and $61,000, respectively.

As of June 30, 2006, the Company had a receivable of $20,600 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in July 2006. As of June 30, 2005, the Company had an outstanding payable of $8,000 to Kanders & Company. The outstanding amount was paid in July 2005.

The Company provides certain telecommunication, administrative and other office services to Net Perceptions, Inc. ("Net Perceptions") that are reimbursed by Net Perceptions. Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Net Perceptions. Such services aggregated $5,300 during the quarter ended June 30, 2006 and $5,300 during the quarter ended June 30, 2005. For the six month period ended June 30, 2006 and 2005, respectively, such services aggregated $5,700 and $9,700, respectively.

As of June 30, 2006, the Company had outstanding a receivable of $5,300 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in July 2006. As of June 30, 2005, the Company had outstanding a receivable of $9,700 from Net Perceptions. The outstanding amount was paid by Net Perceptions in September 2005.

During the quarter ended June 30, 2006, the Company incurred charges of approximately $42,300 for payments to Kanders Aviation LLC, an affiliate of the Company's Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. For the same period ended June 30, 2005, the Company incurred charges of approximately $12,000 for payments to Kanders Aviation LLC. For the six month periods ended June 30, 2006 and 2005, respectively, the Company incurred charges of approximately $42,300 and $12,000, respectively.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash and cash equivalent assets and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Factors That May Affect Our Future Results" found in Part I of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2005 and described below. The Company cannot guarantee its future performance.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENT ASSETS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. THE SIX-MONTH PERIOD ENDED JUNE 30, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

Services fees were generated from consulting, implementation, training, content aggregation and maintenance support services. Prior to a redeployment of the Company's assets, the Company's principal income is expected to consist of interest, dividend and other investment income from the short-term investments, which is reported as interest income in the company's consolidated statement of operations.

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, fees for professional services, occupancy charges, insurance, and board of director fees. Occupancy charges include rent, utilities, and maintenance services.

RESULTS OF OPERATIONS - COMPARISON OF SECOND QUARTER 2006 TO SECOND QUARTER 2005

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased to $0.8 million during the quarter ended June 30, 2006, compared to $1.0 million during the quarter ended June 30, 2005. General and administrative expenses declined to $1.7 million during the six-month period ended June 30, 2006 compared to $1.8 million during the same period in 2005. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger in connection with our asset redeployment strategy. General and administrative expenses include salaries and employee benefits, franchise taxes, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent fees and expenses. The decrease in general and administrative expense for the three and six months ended June 30, 2006, compared to the same periods last year, primarily was attributable to decreased professional fees and the recognition of deferred compensation expense for the restricted stock issued to Warren B. Kanders, our Executive Chairman, in April of 2003.

TRANSACTION EXPENSES

The Company incurred approximately $108,000 of transaction expenses during the quarter ended June 30, 2006, arising out of an acquisition negotiation and due diligence process that terminated in June 2006 without the consummation of the acquisition. There was no comparable expense during the quarter ended June 30, 2005. Transaction expenses increased to $1.4 million during the six-month period ended June 30, 2006. There was no comparable expense during the six-month period ended June 30, 2005. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to $85,000 and $173,000, respectively, in the three and six months ended June 30, 2006, compared to $81,000 and $166,000, respectively, in the same periods ended June 30, 2005. The increase is primarily attributable to additional depreciation for office equipment.

OTHER INCOME

For the quarter ended June 30, 2006, the Company had recorded a gain of less than $1,000 as compared to the quarter ended June 30, 2005 when the Company recorded a loss of $2,000 from foreign currency fluctuations. During the six months ended June 30, 2006, the Company recorded gains and losses that offset as compared to the six months ended June 30, 2005 when the Company recorded a loss of $2,000 from foreign currency fluctuations.

INTEREST INCOME

Interest income increased to $994,000 in the quarter ended June 30, 2006 from $568,000 in the same period of 2005. During the six months ended June 30, 2006, interest income increased to $1.9 million from $1.0 million during the six months ended June 30, 2005. The increase in interest income was due to an increase in the yields that we received on our cash, cash equivalent assets and marketable securities.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $6.3 million at June 30, 2006 from $23.3 million at December 31, 2005. Marketable securities increased to $77.2 million at June 30, 2006 from $61.6 million at December 31, 2005. The overall decrease of $1.4 million in cash and cash equivalents and marketable securities is due to the payment of transaction expenses in the first and second quarters of 2006, arising out of acquisition negotiations and due diligence processes that terminated in January and June 2006 without the consummation of the acquisitions.

Cash provided by operating activities was approximately $0.5 million during the six months ended June 30, 2006 compared to cash used by operating activities of approximately $1.1 million during the six months ended June 30, 2005. This increase was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities and other long term assets, which were more than offset by an increase in current assets and non-cash items.

Cash used by investing activities was approximately $17.5 million during the six months ended June 30, 2006. The cash was used primarily for the purchase of marketable securities partially offset by the maturity of marketable securities. Cash used by investing activities was approximately $18.4 million during the six months ended June 30, 2005. The cash was used primarily for the purchase of marketable securities partially offset by the maturity of marketable securities.

There was no cash provided by or used in financing activities during the six months ended June 30, 2006, compared to cash provided by financing activities of approximately $628,000 during the six months ended June 30, 2005. The cash provided by financing activities during the six months ended June 30, 2005 was attributable to proceeds from the exercise of stock options. There were no stock option exercises during the six months ended June 30, 2006.

At June 30, 2006, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $229.6 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carry forward of $15.2 million which expires in varying amounts beginning in the year 2007. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.3 million of the $229.6 million U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We  do  not  hold  derivative   financial   investments,   derivative  commodity
investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller concluded that the Company's disclosure controls and procedures as of June 30, 2006 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting that have come to management's attention during the quarter ended June 30, 2006 evaluation that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 22, 2006. Of the 16,610,718 shares of common stock entitled to vote at the meeting, 15,370,277 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 92.53% of our outstanding shares of common stock. Listed below is the matter voted upon at our annual meeting of stockholders and the voting results:

                                                    FOR              WITHHELD
                                                 ------------      ------------
Election of Directors:
                        Burtt R. Ehrlich          15,343,141            27,136
                        Donald L. House           15,344,191            26,086
                        Warren B. Kanders         14,592,138           778,139
                        Nicholas Sokolow          15,344,041            26,236

ITEM 6. EXHIBITS

Exhibit
Number   Exhibit
------   -------

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

Date: August 4, 2006




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