Form 10-Q
period 2006-09-30
CLARUS CORP
filed 2006-11-09
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

As of November 1, 2006, there were outstanding 17,113,622 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) -
	September 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations (unaudited) -
	Three and nine months ended September 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended September 30, 2006 and 2005	3

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) -
	September 30, 2006	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Procedures and Controls	11

PART II	OTHER INFORMATION

Item 6.	Exhibits	12

SIGNATURES		12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,362	$23,270
Marketable securities	82,666	61,601
Interest receivable	387	320
Prepaids and other current assets	200	135
Total current assets	84,615	85,326

PROPERTY AND EQUIPMENT, NET	1,745	1,996

OTHER ASSETS:
Deposits and other long-term assets	—	956
TOTAL ASSETS	$86,360	$88,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$492	$1,461
Total current liabilities	492	1,461

LONG-TERM LIABILITIES:
Deferred rent	260	208

Total liabilities	752	1,669

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,188,622 and 17,187,170 shares issued and 17,113,622 and 17,112,170
outstanding in 2006 and 2005, respectively	2	2
Additional paid-in capital	367,865	370,704
Accumulated deficit	(282,254)	(280,947)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive loss	(3)	(88)
Deferred compensation	—	(3,060)
Total stockholders' equity	85,608	86,609

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,360	$88,278

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
REVENUES:	$—	$—	$—	$—
Total revenues	—	—	—	—

OPERATING EXPENSES:
General and administrative	850	714	2,557	2,501
Transaction expenses	25	—	1,413	—
Depreciation	86	83	259	249
Total operating expenses	961	797	4,229	2,750

OPERATING LOSS	(961)	(797)	(4,229)	(2,750)
OTHER INCOME	—	2	—	—
INTEREST INCOME	1,060	668	2,922	1,717
NET INCOME (LOSS)	$99	$(127)	$(1,307)	$(1,033)

Income (loss) per common share:
Basic	$0.01	$(0.01)	$(0.08)	$(0.06)
Diluted	$0.01	$(0.01)	$(0.08)	$(0.06)

Weighted average shares outstanding:
Basic	16,614	16,310	16,613	16,283
Diluted	16,744	16,310	16,613	16,283

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
OPERATING ACTIVITIES:
Net loss	$(1,307)	$(1,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	259	249
Amortization of deferred employee compensation	221	279
Amortization of premium and discount on securities, net	(1,719)	(276)
Changes in operating assets and liabilities:
Accrued interest receivable, prepaids and other current assets	(132)	151
Accounts payable and accrued liabilities	(969)	(808)
Deferred rent	52	75
Deposits and other long-term assets	956	(1)
NET CASH USED IN OPERATING ACTIVITIES	(2,639)	(1,364)

INVESTING ACTIVITIES:
Purchases of marketable securities	(117,824)	(66,588)
Proceeds from sale of marketable securities	—	—
Proceeds from maturity of marketable securities	98,563	34,620
Additions to property and equipment	(8)	(16)
NET CASH USED IN INVESTING ACTIVITIES	(19,269)	(31,984)

FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	—	844
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	844

CHANGE IN CASH AND CASH EQUIVALENTS	(21,908)	(32,504)

CASH AND CASH EQUIVALENTS, Beginning of Period	23,270	48,377
CASH AND CASH EQUIVALENTS, End of Period	$1,362	$15,873

SUPPLEMENTAL DISCLOSURE:

Deferred compensation	$—	$300
Cash paid for taxes	$456	$638

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and nine months ended September 30, 2006 and 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be obtained for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission.

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

The Company recognized approximately $25,000 of transaction expenses in the third quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated without the consummation of the acquisition. Transaction expenses represent the cost incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses. There were no comparable expenses in the same period for 2005.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

NOTE 3. EARNINGS INCOME (LOSS) PER SHARE

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net income (loss) per share attributable to common stockholders is computed by giving effect to all potentially dilutive securities, including options, warrants and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share attributable to common stockholders if their effect is anti-dilutive. For the nine-month period ended September 30, 2006 and the three- and nine-month periods ended September 30, 2005, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods. For the three-month period ended September 30, 2006, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 663,750 shares of the Company’s common stock as these securities were potentially dilutive in computing net income per share.

Options to acquire 1,010,000 and 435,000 shares of common stock during the nine-month periods ended September 30, 2006 and 2005, respectively, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,371,250 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the period ended September 30, 2005, as their inclusion would have been anti-dilutive because the Company incurred losses during that period. Diluted net income per share for the three months ended September 30, 2006, included the dilutive effect of options to purchase 663,750 shares of the Company’s common stock whose exercise prices were lower than the average market price of the Company’s common stock.

The following table is a reconciliation of basic and diluted share outstanding used in the calculation of Earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic earnings per share calculation:
Net income (loss)	$99	$(127)	$(1,307)	$(1,033)
Weighted average common shares - basic	16,614	16,310	16,613	16,283
Basic net income (loss) per share	$0.01	$(0.01)	$(0.08)	$(0.06)

Diluted earnings per share calculation:
Net income (loss)	$99	$(127)	$(1,307)	$(1,033)
Weighted average common shares - basic	16,614	16,310	16,613	16,283
Effect of dilutive stock options	130	—	—	—
Weighted average common shares diluted	16,744	16,310	16,613	16,283
Diluted net income (loss) per share	$0.01	$(0.01)	$(0.08)	$(0.06)

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of September 30, 2006, the number of shares authorized and reserved for issuance under the 2005 Plan is 3.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of September 30, 2006, 170,000 stock options awarded under the plan are vested and eligible for exercise.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R.

On December 30, 2005, the Board of Directors of the Company accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionee entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company’s income statement or earnings per share for the three- and nine-month periods ended September 30, 2006.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted during the three- and nine-month periods ended September 30, 2006. During the three- and nine-month periods ended September 30, 2005, the Company issued 35,000 and 40,000 options, respectively. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of each option grant during the nine months ended September 30, 2005 was estimated on the date of grant with the following weighted-average assumptions:

September 30, 2005
Expected life of option	4.0 years
Dividend yield	0%
Volatility	57%
Risk free interest rate	4.00%

The weighted average fair value of options granted during the nine months ended September 30, 2005 were as follows:

September 30, 2005
Fair value of each option grant	$3.61
Total number of options granted	40,000
Total fair value of all options granted	$144,000

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

The following table shows what the effect on net loss and loss per share if the fair value recognition provisions of SFAS 123, were applied to options granted under our stock option plans during the three- and nine-month periods ended September 30, 2005. For purposes of this pro forma disclosure, the value of the options is amortized to expense on a straight-line basis over the vesting period and forfeitures are recognized as they occur.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share amounts)

Net loss, as reported	$(127)	$(1,033)
Add stock-based employee compensation expense included in reported
net loss, net of tax	121	278
Deduct total stock-based employee compensation expense determined
under fair-value based method for all awards, net of tax	(358)	(1,067)
Pro forma net loss	$(364)	$(1,822)

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	(in thousands, except per share amounts)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.06)
Add stock-based employee compensation expense included in reported
net loss, net of tax	0.01	0.02
Deduct total stock-based employee compensation expense determined
under fair-value based method for all awards, net of tax	(0.02)	$(0.06)
Pro forma basic and diluted net loss per share	$(0.02)	$(0.10)

A summary of the status of stock option grants as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2005	1,681,250	$7.36
Granted	—	—
Exercised	—	—
Expired	(7,500)	$5.41
Forfeited	—	—
Outstanding at September 30, 2006	1,673,750	$7.36

Options exercisable at September 30, 2006	1,673,750	$7.36

The following table summarizes information about stock options outstanding as of September 30, 2006:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$5.35 - $ 6.06	663,750	663,750	5.7	$5.42
$7.30 - $10.00	1,010,000	1,010,000	6.4	$8.64
Total	1,673,750	1,673,750	6.1	$7.36

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of September 30, 2006, there were no unvested shares and no unrecognized compensation cost related to unvested stock options.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognized compensation expense for this award over the vesting period. Compensation expense was re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period. Under the provisions of FAS 123R, compensation expense is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 and $201,000, respectively, for the three-and nine-month periods ended September 30, 2006, respectively.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three and nine months ended September 30, 2006 and 2005, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
(in thousands)
Net income (loss)	$99	$(127)	$(1,307)	$(1,033)
Decrease in unrealized loss
on marketable securities	63	1	85	17
Comprehensive income (loss)	$162	$(126)	$(1,222)	$(1,016)

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

NOTE 7. NEW ACCOUNTING PRONOUCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company must adopt SAB 108 in the fourth quarter of 2006, SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company is currently evaluating the impact of adopting SAB 108.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $26,000 during the quarter ended September 30, 2006 and $18,000 during the quarter ended September 30, 2005. For the nine-month periods ended September 30, 2006 and 2005, respectively, such services aggregated $46,500 and $129,000, respectively.

As of September 30, 2006, the Company had a receivable of $26,200 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in October 2006. As of December 31, 2005, the Company had an outstanding payable of $13,000 to Kanders & Company. The amount owed to Kanders & Company is included in accounts payable and accrued liabilities. The outstanding amount was paid in January 2006.

The Company provides certain telecommunication, administrative and other office services to Net Perceptions, Inc. (“Net Perceptions”) that are reimbursed by Net Perceptions. Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Net Perceptions. Such services aggregated $11,000 during the quarter ended September 30, 2006 and $1,400 during the quarter ended September 30, 2005. For the nine-month periods ended September 30, 2006 and 2005, respectively, such services aggregated $16,400 and $11,000, respectively.

As of September 30, 2006, the Company had an outstanding receivable of $11,400 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in October 2006. As of December 31, 2005, the Company had an outstanding receivable of $24,400 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid by Net Perceptions in June 2006.

During the quarter ended September 30, 2006, the Company incurred charges of approximately $21,500 for payments to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. For the same period ended September 30, 2005, the Company incurred charges of approximately $6,000 for payments to Kanders Aviation LLC. For the nine-month periods ended September 30, 2006 and 2005, respectively, the Company incurred charges of approximately $64,000 and $18,000, respectively.

As of September 30, 2006, the Company had no outstanding receivables from or payables to Kanders Aviation. As of December 2005, the Company had no outstanding receivables from or payables to Kanders Aviation.

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENT ASSETS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2006 PRIMARILY REFLECTS, AND FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements:

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

SOURCES OF REVENUE

Prior to a redeployment of the Company's assets, the Company's income consists of interest, dividend and other investment income from short-term investments, which are reported as interest income in the Company's consolidated statement of operations.

OPERATING EXPENSES

General and administrative expenses consist primarily of personnel-related expenses for financial, administrative and management personnel, fees for professional services, occupancy charges, insurance and board of director fees. Occupancy charges include rent, utilities and maintenance services.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its assets into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $0.9 million during the quarter ended September 30, 2006, compared to $0.7 million during the quarter ended September 30, 2005. General and administrative expenses increased to $2.6 million during the nine-month period ended September 30, 2006 compared to $2.5 million during the same period in 2005. This trend is consistent with management's stated strategy to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger in connection with our asset redeployment strategy. General and administrative expenses include salaries and employee benefits, franchise taxes, rent, insurance, legal, accounting and other professional fees as well as public company expenses such as transfer agent fees and expenses. The increase in general and administrative expense for the three and nine months ended September 30, 2006, compared to the same periods last year, primarily was attributable to increases in legal fees, cash management, employee benefits, and property and franchise tax expense offset by a decrease in the recognition of deferred compensation expense for the restricted stock issued to Warren B. Kanders, our Executive Chairman, in April of 2003.

TRANSACTION EXPENSES

The Company incurred approximately $25,000 of transaction expenses during the quarter ended September 30, 2006, arising out of an acquisition negotiation and due diligence process that terminated without the consummation of the acquisition. There was no comparable expense during the quarter ended September 30, 2005. Transaction expenses increased to $1.4 million during the nine-month period ended September 30, 2006. There was no comparable expense during the nine-month period ended September 30, 2005. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION

Depreciation and amortization increased to $86,000 and $259,000, respectively, in the three and nine months ended September 30, 2006, compared to $83,000 and $249,000, respectively, in the same periods ended September 30, 2005. The increase is primarily attributable to additional depreciation for office equipment.

INTEREST INCOME

Interest income increased to $1.1 million in the quarter ended September 30, 2006 from $0.7 million, in the same period of 2005. For the nine-month period ended September 30, 2006, interest income increased to $2.9 million from $1.7 million during the same period of 2005. The increase in interest income was due to an increase in interest rates received on our cash and cash equivalent assets and improved returns on marketable securities.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended September 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $1.4 million at September 30, 2006 from $23.3 million at December 31, 2005. Marketable securities increased to $82.7 million at September 30, 2006 from $61.6 million at December 31, 2005. The overall decrease of $0.8 million in cash and cash equivalents and marketable securities is due to the payment of transaction expenses in the first three quarters of 2006, arising out of acquisition negotiations and due diligence processes that terminated in 2006 without the consummation of the acquisitions.

Cash used by operating activities was approximately $2.6 million during the nine months ended September 30, 2006 compared to cash used by operating activities of approximately $1.4 million during the nine months ended September 30, 2005. This increase was primarily attributable to the Company's net loss, a decrease in non-cash items, accounts payable and accrued liabilities, an increase in accrued interest receivable, prepaids and other current assets offset by a decrease in deposits and other long term assets.

Cash used by investing activities was approximately $19.3 million during the nine-month period ended September 30, 2006. The cash was used primarily for the purchase of marketable securities partially offset by proceeds from the maturity of marketable securities. Cash used by investing activities was approximately $32.0 million during the nine-month period ended September 30, 2005. The cash was used primarily for the purchase of marketable securities partially offset by proceeds from the maturity of marketable securities.

There was no cash provided by or used in financing activities during the nine months ended September 30, 2006, compared to cash provided by financing activities was approximately $0.8 million during the nine-month period ended September 30, 2005. The cash provided by financing activities during the nine-month period ended September 30, 2005 was attributable to proceeds from the exercise of stock options. No stock options were exercised during the nine-month period ended September 30, 2006.

At September 30, 2006, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carry-forwards for U.S. federal income tax purposes of approximately $229.3 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carry forward of $15.2 million which expires in varying amounts beginning in the year 2007. The Company's ability to benefit from certain net operating loss carry-forwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.7 million of the $229.3 million U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s cash, cash equivalent assets and marketable securities. There is a market rate risk for changes in interest rates earned on these investments as well as an inherent rollover risk in the investments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates. However, there is no risk of loss of principal in the cash, cash equivalent assets or marketable securities, only a risk related to potential reduction in future interest income. We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Administrative Officer and Controller, its principal executive officer and principal financial officer, respectively, of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Administrative Officer and Controller concluded that the Company's disclosure controls and procedures as of September 30, 2006 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the quarter ended September 30, 2006 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 9, 2006

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