Form 10-K
period 2006-12-31
CLARUS CORP
filed 2007-03-15
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
par value $.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐  NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2006 was approximately $94.5 million based on $6.45 per share, the closing price of the common stock as quoted on the OTC Pink Sheets Electronic Quotation Service.

The number of shares of the Registrant's common stock outstanding at March 8, 2007 was 17,119,504 shares.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2006 fiscal year end are incorporated by reference into Part III of this report.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our cash, cash equivalents and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Risk Factors" of Part I, Item 1A of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

Clarus Corporation ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") was formerly a provider of e-commerce business solutions until the sale of substantially all of its operating assets in December 2002. We are currently seeking to redeploy our cash, cash equivalents and marketable securities to enhance stockholder value and are seeking, analyzing and evaluating potential acquisition and merger candidates. We were incorporated in Delaware in 1991 under the name SQL Financials, Inc. In August 1998, we changed our name to Clarus Corporation. Our principal corporate office is located at One Landmark Square, Stamford, Connecticut 06901 and our telephone number is (203) 428-2000.

BUSINESS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these new directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our cash, cash equivalents, marketable securities, other non-operating assets (including, to the extent available, our net operating loss carryforward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's operating expenses, excluding transaction expenses, have remained relatively stable during the past three fiscal years, management currently believes that the Company's operating expenses, excluding potential unsuccessful transaction expenses, may exceed investment income during 2007.

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

Upon the closing of the sale to Epicor, Warren B. Kanders assumed the position of Executive Chairman of the Board of Directors, Stephen P. Jeffery ceased to serve as Chief Executive Officer and Chairman of the Board, and James J. McDevitt ceased to serve as Chief Financial Officer and Corporate Secretary. Mr. Jeffery agreed to continue to serve on the Board of Directors and serve in a consulting capacity for a period of three years. In addition, the Board of Directors appointed Nigel P. Ekern as Chief Administrative Officer to oversee the operations of Clarus and to assist with our asset redeployment strategy. Mr. Ekern resigned December 31, 2006. Philip A. Baratelli assumed the role of Chief Financial Officer on February 1, 2007.

On January 1, 2003, we sold the assets related to our Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. This completed the sale of nearly all of our active software operations as part of our strategy to limit operating losses and enable us to reposition our business in order to enhance stockholder value. In anticipation of the redeployment of our assets, our cash, cash equivalents and marketable securities are being held in short-term, highly rated instruments designed to preserve safety and liquidity and to exempt us from registration as an investment company under the Investment Company Act of 1940.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific industries for potential acquisitions, we plan to seek businesses with substantial operations and free cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. In addition, we believe that our common stock, which has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Risk Factors" below.

As previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004, the Company's common stock was delisted from the NASDAQ National Market effective with the open of business on October 5, 2004. The delisting followed a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a)(3). The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK."

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

During the year ended December 31, 2006, the Company incurred $1.4 million in expenses related to acquisition negotiations and due diligence processes that terminated without the consummation of the acquisitions. During 2005, the Company recognized a credit of $59,000 relating to the final settlement of outstanding expenses arising out of an acquisition negotiation and due diligence process that terminated in September 2004. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

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

There were several milestones in the evolution of our business prior to the December 2002 sale:

-
On May 26, 1998, we completed an initial public offering of our common stock in which we sold 2.5 million shares of common stock at $10.00 per share, resulting in net proceeds to us of approximately $22.0 million.

-
On October 18, 1999, we sold substantially all of the assets of our financial and human resources software ("ERP") business to Geac Computer Systems, Inc. and Geac Canada Limited. In this sale, we received approximately $13.9 million.

-	On March 10, 2000, we sold 2,243,000 shares of common stock in a secondary public offering at $115.00 per share resulting in net proceeds to us of approximately $244.4 million.

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2006, we had a total of seven employees, all of which are located in our Stamford, Connecticut headquarters. Our employees only devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 14, 2007 are as follows:

Warren B. Kanders, 48, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Mr. Kanders has served as the Founder and Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. Mr. Kanders has served as the Executive Chairman of the Board of Net Perceptions, Inc. since April 2004 and as the Chairman of the Board of Directors of Langer, Inc. since November 2004. From October 1992 to May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson Eyecare Corporation. Mr. Kanders also serves as President of Kanders & Company, Inc. ("Kanders & Company"), a private investment firm owned and controlled by Mr. Kanders that makes investments in and renders consulting services to public and private entities. Mr. Kanders received a B.A. degree in Economics from Brown University in 1979.

Philip A. Baratelli, 39, has served as our Chief Financial Officer, Secretary and Treasurer since February 2007. From June 2001 until January 2007, Mr. Baratelli was employed by Armor Holdings, Inc., as its Corporate Controller and held the additional position of Treasurer of Armor Holdings, Inc., from March 2003 until January 2007. Prior to joining Armor Holdings, Inc., Mr. Baratelli was employed by PriceWaterhouseCoopers LLP from 1998 to 2001 in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Bank, Inc. in various finance and credit analysis positions. Mr. Baratelli received a Bachelor of Science in finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a certified public accountant. There are no family relationships between Mr. Baratelli and any director of the Company.

AVAILABLE INFORMATION

Our Internet address is www.claruscorp.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

We have adopted a Code of Ethics for Senior Executive Officers and Senior Financial Officers, a Code of Business Conduct and Ethics for directors, officers, employees, agents, representatives, subsidiaries and affiliates, an Audit Committee Charter, Complaint Procedures for Accounting and Auditing Matters, a Compensation Committee Charter, a Nominating/Corporate Governance Committee Charter, and Corporate Governance Guidelines, all of which are available at our Internet website at the tab ‘‘Investor Relations.’’ We will provide to any person without charge, upon request, a copy of the foregoing materials. We intend to disclose future amendments to the provisions of the foregoing documents, policies and guidelines and waivers therefrom, if any, on our Internet website and/or through the filing of Current Report on Form 8-K with the Securities and Exchange Commission.

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Clarus Corporation, c/o the Secretary, One Landmark Square, 22nd Floor, Stamford, Connecticut 06901.

Information on our Internet website does not constitute a part of this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

In addition to other information in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition could be materially adversely affected. In such case, the trading price of our securities could decline, and you may lose all or part of your investment.

RISKS RELATED TO CLARUS CORPORATION

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business, we will no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $282.2 million from our inception through December 31, 2006. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable Clarus to redeploy its assets and use its cash, cash equivalents and marketable securities to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with operations and free cash flow, experienced management teams, and operations in markets offering significant growth opportunities. We may not be able to successfully identify such a business, obtain financing for such acquisition, or successfully operate any business that we identify. We have been working without success since December 2002 to identify a suitable merger partner and consummate an acquisition. Failure to redeploy successfully will result in our inability to become profitable.

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

WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH OUR EVALUATION OF SUITABLE MERGER PARTNERS AND ACQUISITION CANDIDATES.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and merger candidates. We have incurred and will continue to incur significant costs, such as due diligence and legal and other professional fees and expenses, as part of these redeployment efforts. We incurred approximately $1.4 million of transaction related expenses during 2006 for due diligence and negotiation of potential acquisitions. In 2004, we incurred $1.6 million of transaction related expenses during due diligence and negotiation of potential acquisitions. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

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

As a result of the final rules adopted by the Securities and Exchange Commission on June 29, 2005, Clarus may be deemed to be a shell company. The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules prohibit the use by shell companies of a Form S-8 and revise the Form 8-K to require a shell company to include extensive registration-level information required to register a class of securities under the Securities Exchange Act of 1934 (the “Exchange Act”), in the filing on Form 8-K that the shell company files to report the acquisition of a business.

The extensive registration-level information includes a detailed description of a company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management’s discussion and analysis of results of operations. The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after completion of the acquisition, instead of 75 days as required by non-shell companies.

The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by Clarus, or deter potential targets from negotiating with Clarus. If Clarus were to be deemed a shell company, any increased difficulty in Clarus’ ability to identify and consummate an acquisition with an appropriate merger candidate can materially adversely affect Clarus’ ability to successfully implement its redeployment strategy.

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

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

RISKS RELATED TO OUR COMMON STOCK

OUR COMMON STOCK IS NO LONGER LISTED ON THE NASDAQ NATIONAL MARKET.

On October 5, 2004, our common stock was delisted from the NASDAQ National Market. The delisting followed a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK." As a result of the delisting, stockholders may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, our common stock, the liquidity of our stock may be reduced, making it difficult for a stockholder to buy or sell our stock at competitive market prices or at all, we may lose support from institutional investors and/or market makers that currently buy and sell our stock and the price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $25,156 per month, pursuant to a lease, which expires on March 31, 2019.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed on the NASDAQ National Market System on May 26, 1998, the effective date of our initial public offering, until October 5, 2004, when our common stock was delisted from the NASDAQ National Market following a determination by the NASDAQ Listing Qualifications Panel that the Company was a "public shell" and should be delisted due to policy concerns raised under NASDAQ Marketplace Rules 4300 and 4300(a)(3). Additional information concerning the delisting is set forth in the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2004. The Company's common stock is now quoted on the OTC Pink Sheets Electronic Quotation Service under the symbol "CLRS.PK".

The following table sets forth, for the indicated periods, the range of high and low bids for our common stock as reported by the OTC Pink Sheets Electronic Quotation Service. The quotes listed below reflect inter-dealer prices or transactions solely between market-makers, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Calendar Year 2007
First Quarter (through March 8, 2007)	$7.95	$7.05

Year ended December 31, 2006
First Quarter	$8.45	$6.90
Second Quarter	$7.19	$6.30
Third Quarter	$7.34	$6.40
Fourth Quarter	$7.50	$6.70

Year ended December 31, 2005
First Quarter	$9.50	$7.90
Second Quarter	$9.00	$7.20
Third Quarter	$8.50	$7.27
Fourth Quarter	$8.75	$7.60

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and The Russell 2000 Index for the period commencing on December 31, 2001 and ending on December 31, 2006 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2001. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

The Company considered providing a comparison consisting of a group of peer companies in an industry or line-of-business similar to us, but could not reasonably identify a group of comparable peer companies that the Company believed would provide our stockholders with a meaningful comparison. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG CLARUS, THE NASDAQ NATIONAL MARKET COMPOSITE AND
THE RUSSELL 2000 INDEX

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
CLARUS CORPORATION	$100.00	$90.06	$116.99	$144.23	$133.81	$112.98
NASDAQ NATIONAL MARKET COMPOSITE	$100.00	$68.47	$102.72	$111.54	$113.08	$123.84
THE RUSSELL 2000 INDEX	$100.00	$78.42	$114.00	$133.38	$137.81	$161.24

* $100 INVESTED ON 12/31/01 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.

STOCKHOLDERS

On March 8, 2007, the last reported sales price for our common stock was $7.80 per share. As of March 8, 2007, there were 145 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2006.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding our equity plans as of December 31, 2006:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1) (2)	1,082,536	$5.97	4,434,679

Equity compensation plans not approved by security holders (3) (4) (5)	1,100,000	$7.83	--

Total	2,182,536	$6.91	4,434,679

(1) Consists of stock options and restricted stock awards issued under the Amended and Restated Stock Incentive Plan of Clarus Corporation (the “2000 Plan”). Also consists of stock options issued and issuable under the 2005 Clarus Corporation Stock Incentive Plan (the “2005 Plan”).

(2) Includes 920,134 shares of our common stock remaining available for future issuance under the Clarus Corporation Employee Stock Purchase Plan and the Global Employee Stock Purchase Plan (collectively, the “Plans”). Under the Plans, employees have an opportunity to purchase shares of the Company’s common stock at a discount. Generally, eligible employees, as defined in the plan documents, may elect to have up to 15 percent of their annual salary, up to a maximum of $12,500 per six-month purchase period, withheld to purchase the Company’s common stock at a price equal to the lower of 85 percent of the market price of our common stock at either the beginning or the end of the six-month offering period.

(3) Includes options granted to the Company’s Executive Chairman, Warren B. Kanders to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(4) Includes options granted to the Company’s Executive Chairman, Warren B. Kanders to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

(5) Includes 300,000 shares of restricted stock granted to the Company’s Executive Chairman, Warren B. Kanders, having voting, dividend, distribution and other rights, which shall vest and become nonforfeitable if Mr. Kanders is an employee and/or a director of the Company or a subsidiary or affiliate of the Company on the earlier of (i) the date the closing price of the Company’s common stock equals or exceeds $15.00 per share for each of the trading days during a ninety consecutive day period, or (ii) April 11, 2013, subject to acceleration in certain circumstances.

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

	Years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License fees	$--	$--	$1,106	$--	$2,808
Service fees	--	--	--	130	6,226
Total Revenues	--	--	1,106	130	9,034
Cost of Revenues:
License fees	--	--	--	--	26
Service fees	--	--	--	--	5,498
Total Cost of Revenues	--	--	--	--	5,524
Operating expenses:
Research and development	--	--	--	--	7,263
Sales and marketing	--	--	--	--	7,938
General and administrative	3,530	3,504	3,395	4,986	12,574
Provision/(credit) for doubtful accounts	--	--	--	18	(560)
Transaction expense	1,431	(59)	1,636	--	--
Loss on impairment of goodwill and intangible assets	--	--	--	--	10,360
Loss on sale or disposal of assets	--	--	--	36	1,748
Depreciation and amortization	346	334	186	762	4,243
Total Operating Expenses	5,307	3,779	5,217	5,802	43,566

Operating Loss	(5,307)	(3,779)	(4,111)	(5,672)	(40,056)

Other income/(expense)	--	(2)	19	169	27
Interest income	4,016	2,490	1,203	1,238	2,441
Interest expense, including amortization of debt discount	--	--	--	(66)	(225)

Net Loss	$(1,291)	$(1,291)	$(2,889)	$(4,331)	$(37,813)

Loss Per Share
Basic	$(0.08)	$(0.08)	$(0.18)	$(0.27)	$(2.42)
Diluted	$(0.08)	$(0.08)	$(0.18)	$(0.27)	$(2.42)
Weighted Average Common Shares Outstanding
Basic	16,613	16,329	16,092	15,905	15,615
Diluted	16,613	16,329	16,092	15,905	15,615

Balance Sheet Data:	As of December 31,
	2006	2005	2004	2003	2002
Cash and cash equivalents	$1,731	$23,270	$48,377	$15,045	$42,225
Marketable securities	$82,634	$61,601	$35,119	$73,685	$52,885
Total assets	$86,673	$88,278	$86,437	$89,445	$97,764
Total stockholders' equity	$85,716	$86,609	$84,854	$86,819	$89,360

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalents and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties set forth in the section headed "Risk Factors" of Part I, Item 1A of this Report and described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Part II of this Report. We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. RESULTS FOR THE YEAR ENDED DECEMBER 31, 2006 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

- The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under the asset and liability method specified thereunder, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences and operating and capital loss carryforwards will be utilized. A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

- On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded total non-cash stock compensation expense of approximately $301,000 related to unvested restricted stock and incurred no compensation expense related to options under SFAS 123R in 2006.

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

Until a redeployment of the Company's assets occurs, the Company's principal income will consist of interest, dividend and other investment income from cash, cash equivalents and marketable securities, which is reported as interest income in the Company's statement of operations.

OPERATING EXPENSES

General and administrative expense include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

RESTRUCTURING AND RELATED COSTS

During fiscal 2002 and fiscal 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $12.8 million were expensed in fiscal 2001 and fiscal 2002 in an attempt to align the Company's cost structure with projected revenue.

During fiscal 2003, the Company determined that actual restructuring and related charges were in excess of the amounts provided for in fiscal 2002 and fiscal 2001 and recorded additional restructuring charges of $250,000. This amount was charged to general and administrative costs during fiscal 2003. The charges for fiscal 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

During fiscal 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. The increase was the result of significant fluctuations in exchange rates and increased rent expense. Expenditures for fiscal 2004 totaled $190,000 consisting of $125,000 for employee separation costs and $65,000 for facility closing costs.

During fiscal 2006 and fiscal 2005, expenditures for facility closing costs totaled $17,000 and $56,000 respectively. As of December 31, 2006, the balance for restructuring and related costs was zero.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2006 AND 2005

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its cash, cash equivalents and marketable securities into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

REVENUES

Total revenues for fiscal 2006 and fiscal 2005 were zero.

GENERAL AND ADMINISTRATIVE EXPENSE

During the years ended December 31, 2006 and 2005, general and administrative expenses remained stable at $3.5 million. This trend is consistent with management's stated strategy to limit our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses. General and administrative expenses for the year ended December 31, 2006, also includes a one-time charge of $250,000 representing the severance payment related to Mr. Nigel P. Ekern’s resignation, effective December 31, 2006.

TRANSACTION EXPENSE

The Company incurred approximately $1.4 million of transaction expense during the year ended December 31, 2006, arising out of acquisition negotiations and due diligence processes that terminated without the consummation of the acquisitions. In the first quarter of 2005, the Company incurred $92,000 in expenses related to an acquisition negotiation and due diligence process and also recognized a credit of $151,000 in expenses from the final settlement of outstanding expenses arising out of an acquisition negotiation and due diligence process that terminated in September 2004 without the consummation of the acquisition.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense for the year ended December 31, 2006 increased slightly to $0.35 million compared to $0.33 million for the year ended December 31, 2005. The increase is primarily attributable to the purchase of new equipment during the year.

INTEREST INCOME

Interest income increased to $4.0 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005. Interest income for the years ended December 31, 2006 and 2005, includes $2.5 million and $1.5 million in discount accretion and premium amortization, respectively. The increase in interest income was due primarily to higher rates of return on investments. The weighted average interest rate for our investments for fiscal 2006 was 4.82% compared to 2.99% for fiscal 2005. The current earnings rate as of December 31, 2006 is 5.18%.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the years ended December 31, 2006 or 2005.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2005 AND 2004

On December 6, 2002, the Company completed the disposition of substantially all its operating assets, and the Company is now evaluating alternative ways to redeploy its cash, cash equivalents and marketable securities into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

REVENUES

Total revenues decreased to zero for the year ended December 31, 2005 compared to $1.1 million for the year ended December 31, 2004. This decrease is entirely due to a non-recurring deferred license fee revenue recognized in the third quarter of fiscal 2004 that was recognized upon the expiration of the maintenance term of the license agreements for our prior suite of software products.

GENERAL AND ADMINISTRATIVE EXPENSE

During the year ended December 31, 2005, general and administrative expenses were $3.5 million compared to $3.4 million in 2004. This trend is consistent with management's stated strategy to limit our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSE

In the fourth quarter of fiscal 2005, the Company incurred $92,000 in expenses related to an acquisition negotiation and due diligence process and also recognized a credit of $151,000 in expenses from the final settlement of outstanding expenses arising out of an acquisition negotiation and due diligence process that terminated in September 2004 without the consummation of the acquisition. In the third quarter of 2004, the Company recognized $1.5 million in transaction expense arising out of negotiations associated with a terminated acquisition in September 2004. The Company incurred an additional $0.1 million of transaction expenses during the fourth quarter of fiscal 2004.

Transaction expense represents the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION EXPENSE

Depreciation expense for the year ended December 31, 2005 increased to $0.3 million compared to $0.2 million for the year ended December 31, 2004. The increase is primarily attributable to the depreciation of the Company's headquarters located in Stamford, Connecticut. Occupancy of the space commenced in the second quarter of fiscal 2004.

INTEREST INCOME

Interest income increased to $2.5 million for the year ended December 31, 2005 compared to $1.2 million in the year ended December 31, 2004. Interest income for the years ended December 31, 2005 and 2004, includes $1.5 million and $0.6 million in discount accretion and premium amortization, respectively. The increase in interest income was due to higher rates of return on investments. The weighted average interest rate for our investments for fiscal 2005 was 2.99% compared to 1.43% for fiscal 2004.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the years ended December 31, 2005 or 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $1.7 million at December 31, 2006 from $23.3 million at December 31, 2005 due to a shift in the composition of the investment portfolio to marketable securities. Marketable securities are investments with a longer duration under the accounting principles generally accepted in the United States of America. Marketable securities increased to $82.6 million at December 31, 2006 from $61.6 million at December 31, 2005. The overall combined decrease of $0.5 million in cash, cash equivalents and marketable securities is primarily due to the liquidation of investments required to fund transaction expenses.

Cash used in operating activities was approximately $3.0 million during fiscal 2006. The cash used was primarily attributable to the Company’s net loss, a decrease in accounts payable and accrued liabilities offset by a decrease in deposits and other long term assets, and an increase in deferred rent and other non-cash items. Cash used in operating activities was approximately $1.8 million during fiscal 2005. The cash used in fiscal 2005 was primarily attributable to the Company's net loss, a decrease in accounts payable and accrued liabilities offset by an increase in interest receivable, prepaids and other current assets, deferred rent and non-cash items. The trend in cash used in operating activities is consistent with management's stated strategy, following the sale of substantially all of the Company's operating assets in December 2002, to reduce our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's operating expenses, excluding transaction expenses, have remained relatively stable during the past three fiscal years, management currently believes that the Company's operating expenses, excluding potential unsuccessful transaction expenses, may exceed investment income during 2007.

Cash used by investing activities was approximately $18.6 million during fiscal 2006. The cash was used for the purchase of marketable securities partially offset by the maturity of marketable securities. Cash used by investing activities was approximately $25.9 million during fiscal 2005. The cash was used for the purchase of marketable securities and transaction related costs including legal and professional fees partially offset by the maturity of marketable securities.

There was no cash provided by financing activities during fiscal 2006 compared to $2.6 million during fiscal 2005. Cash provided by financing activities during 2005 was attributable to stock option exercises. There were no stock option exercises during fiscal 2006.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

On December 30, 2005, the Company’s Board of Directors accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionee entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s application of the Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004) (“SFAS 123R”). The Company adopted the expense recognition provisions of SFAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company’s non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology.

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of SFAS 123R. For this reason, the implementation of this standard had no effect on the Company’s income statement or earnings per share for the year ended December 31, 2006.

On December 6, 2002, the Company had granted options to purchase 1,250,000 shares of common stock to three senior executives. 450,000 of these options were issued with an exercise price of $5.35 per share which was less than the fair market value of the Company’s stock on that date of $5.45; accordingly a compensation charge of $65,000 was being recognized over the vesting period of five years. Twenty percent of the options vested annually over five years on the anniversary of the date of grant. Due to the acceleration of the vesting of stock options by the Company, the remaining compensation charge of $8,500 was recognized as of December 31, 2005.

At December 31, 2006, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.0 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts beginning in the year 2006. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.9 million of the $229.0 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2006 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations (in thousands)		Payment Due By Period
	Total	Less Than			More Than
		1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$2,828	$403	$846	$1,579	$--
Total	$2,828	$403	$846	$1,579	$--

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

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $25,156 a month during 2006, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has adopted SAB 108 in the fourth quarter of 2006. SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 has not had an impact on the Company.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2006 and 2005 (in thousands, except per share data). The operating results are not indicative of results for any future period.

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$--	$--	$--	$--
Operating loss	$(2,249)	$(1,019)	$(961)	$(1,078)
Net (loss) income	$(1,382)	$(24)	$99	$16
Net (loss) income per share:
Basic	$(0.08)	$(0.00)	$0.01	$0.00
Diluted	$(0.08)	$(0.00)	$0.01	$0.00

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$--	$--	$--	$--
Operating loss	$(871)	$(1,082)	$(797)	$(1,029)
Net loss	$(390)	$(516)	$(127)	$(258)
Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.01)	$(0.02)
Diluted	$(0.02)	$(0.03)	$(0.01)	$(0.02)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Clarus Corporation:

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries ("Clarus") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of Clarus' management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clarus Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Clarus Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as of January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Clarus' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 13, 2007, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP Stamford, Connecticut March 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Clarus Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting in Item 9A, that Clarus Corporation and subsidiaries ("Clarus") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Clarus' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of Clarus' internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Clarus maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the COSO. Also, in our opinion, Clarus maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 13, 2007 expressed and unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP Stamford, Connecticut March 13, 2007

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(In Thousands, Except Share and Per Share Amounts)

ASSETS
	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$1,731	$23,270
Marketable securities	82,634	61,601
Interest receivable	402	320
Prepaids and other current assets	207	135

Total current assets	84,974	85,326

PROPERTY AND EQUIPMENT, NET	1,699	1,996

OTHER ASSETS:

Deposits and other long-term assets	--	956

Total assets	$86,673	$88,278

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$680	$1,461

Total current liabilities	680	1,461

Deferred rent	277	208

Total liabilities	957	1,669

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	--	--
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,188,622 and 17,187,170 shares issued; and 17,113,622 and 17,112,170
outstanding in 2006 and 2005, respectively	2	2
Additional paid-in capital	367,945	370,704
Accumulated deficit	(282,238)	(280,947)
Less treasury stock, 75,000 shares at cost	(2)	(2)
Accumulated other comprehensive gain/(loss)	9	(88)
Deferred compensation	--	(3,060)

Total stockholders' equity	85,716	86,609

Total liabilities and stockholders' equity	$86,673	$88,278

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Per Share Amounts)

	2006	2005	2004
REVENUES:
License fees	$--	$--	$1,106
Services fees	--	--	--

Total revenues	--	--	1,106

OPERATING EXPENSES:
General and administrative	3,530	3,504	3,395
Transaction expense	1,431	(59)	1,636
Depreciation	346	334	186

Total operating expenses	5,307	3,779	5,217

OPERATING LOSS	(5,307)	(3,779)	(4,111)

OTHER INCOME /(EXPENSE)	--	(2)	19
INTEREST INCOME	4,016	2,490	1,203

NET LOSS	$(1,291)	$(1,291)	$(2,889)

NET LOSS PER SHARE

Basic	$(0.08)	$(0.08)	$(0.18)

Diluted	$(0.08)	$(0.08)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	16,613	16,329	16,092

Diluted	16,613	16,329	16,092

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

							Accumulated
							Other
	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Comprehensive Income
	Shares	Amount	Capital	Deficit	Shares	Amount	(loss)
BALANCES, December 31, 2003	16,649	2	367,031	(276,767)	(75)	(2)	(17)
Exercise of stock options	86	--	454	--	--	--	--
Issuance of restricted shares,
net of amortization	--	--	900	--	--	--	--
Net loss	--	--	--	(2,889)	--	--	--
Increase in unrealized loss on
marketable securities	--	--	--	--	--	--	(113)
BALANCES, December 31, 2004	16,735	2	368,385	(279,656)	(75)	(2)	(130)
Exercise of stock options	448	--	2,594	--	--	--	--
Issuance of restricted shares,
net of amortization	4	--	(275)	--	--	--	--
Net loss	--	--	--	(1,291)	--	--	--
Increase in unrealized gain on
marketable securities	--	--	--	--	--	--	42
BALANCES, December 31, 2005	17,187	2	370,704	(280,947)	(75)	(2)	(88)
Exercise of stock options	--	--	--	--	--	--	--
Issuance of restricted shares,
net of amortization	1	--	301	--	--	--	--
Net loss	--	--	--	(1,291)	--	--	--
Reclassification of deferred compensation upon adoption of SFAS No. 123R as of January 1, 2006	--	--	(3,060)	--	--	--	--
Increase in unrealized gain on marketable securities	--	--	--	--	--	--	--
BALANCES, December 31, 2006	17,188	$2	$367,945	$(282,238)	(75)	$(2)	$9

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS (Cont.)
Years Ended December 31, 2006, 2005 and 2004
(In Thousands)

		Total
	Deferred	Stockholders'	Comprehensive
	Compensation	Equity	Loss
BALANCES, December 31, 2003	(3,428)	86,819	--
Exercise of stock options	--	454	--
Issuance of restricted shares,
net of amortization	(317)	583	--
Net loss	--	(2,889)	(2,889)
Increase in unrealized loss on
marketable securities	--	(113)	(113)

Total comprehensive loss			(3,002)
BALANCES, December 31, 2004	(3,745)	84,854	--
Exercise of stock options	--	2,594	--
Issuance of restricted shares,
net of amortization	685	410	--
Net loss	--	(1,291)	(1,291)
Increase in unrealized gain on
marketable securities	--	42	42

Total comprehensive loss			$(1,249)
BALANCES, December 31, 2005	(3,060)	86,609	--
Exercise of stock options	--	--	--
Issuance of restricted shares,
net of amortization	--	301	--
Net loss	--	(1,291)	(1,291)
Reclassification of deferred compensation
upon the adoption of SFAS No. 123R as of
January 1, 2006.	3,060	--	--
Increase in unrealized gain on
marketable securities	--	97	97

Total comprehensive loss			$(1,194)
BALANCES, December 31, 2006	$--	$85,716

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(In Thousands, Except Share Amounts)

	2006	2005	2004
OPERATING ACTIVITIES:
Net loss	$(1,291)	$(1,291)	$(2,889)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	346	334	186
Amortization of (discount) and premium on securities, net	(2,405)	(669)	982
Gain on sale of marketable securities and other	--	--	(17)
Amortization of deferred employee compensation plans	301	410	583
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable, prepaids and other current assets	(154)	77	107
Decrease/(increase) in deposits and other long-term assets	956	(1)	(4)
Decrease in accounts payable and accrued liabilities	(781)	(731)	(52)
Decrease in deferred revenue	--	--	(1,106)
Increase in deferred rent	69	93	115

Net cash used in operating activities	(2,959)	(1,778)	(2,095)

INVESTING ACTIVITIES:
Purchase of marketable securities	(161,004)	(93,887)	(59,754)
Proceeds from the sale and maturity of marketable securities	142,473	68,116	97,242
Purchase of property and equipment	(49)	(17)	(2,515)
Increase in transaction expenses	--	(135)	--

Net cash (used in) provided by investing activities	(18,580)	(25,923)	34,973

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	--	2,594	454

Net cash provided by financing activities	--	2,594	454

CHANGE IN CASH AND CASH EQUIVALENTS	(21,539)	(25,107)	33,332
CASH AND CASH EQUIVALENTS, beginning of year	23,270	48,377	15,045

CASH AND CASH EQUIVALENTS, end of year	$1,731	$23,270	$48,377

SUPPLEMENTAL DISCLOSURE:

(Decrease)/increase in transaction expenses included in accounts payable and
accrued liabilities	$(778)	$778	$--
(Decrease)/increase in transaction expenses included in other assets	$(913)	$913	$--
Grant of restricted stock	$--	$50	$50
Cash paid for franchise and property taxes	$540	$684	$465

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

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

Management now consists of four corporate executive officers and a support staff of three, all of whom are located in Stamford, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash, cash equivalents and marketable securities to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include or included Clarus CSA, Inc., Clarus International, Inc., SAI Recruitment Limited, SAI (Ireland) Limited, Clarus eMEA Ltd., i2Mobile.com Limited, SAI America Limited, REDEO Technologies, Inc., Software Architects International, Limited and SAI America LLC. As of December 31, 2006 all of these subsidiaries have ceased operations and have been dissolved or are in the process of being dissolved.

USE OF ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates its estimates and assumptions including those related to revenue recognition, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $1.7 million and $23.3 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2006 and 2005, respectively.

MARKETABLE SECURITIES

Marketable securities for the periods ended December 31, 2006 and 2005, consist of government notes and bonds. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

Property and equipment are summarized as follows (in thousands):

	December 31,		Useful Life
	2006	2005	(in years)
Computers and equipment	$249	$200	1 - 5
Furniture and fixtures	488	488	7
Leasehold improvements	1,893	1,893	8
	2,630	2,581
Less: accumulated depreciation	(931)	(585)
Property and equipment, net	$1,699	$1,996

Depreciation expense related to property and equipment totaled $346,000, $334,000 and $186,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any income from these companies during 2006, 2005 or 2004. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2006 and 2005, respectively.

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

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2006 and 2005 (in thousands):

	2006	2005
Accounts payable	$335	$150
Accrued compensation, benefits and commissions	30	220
Restructuring accruals	--	17
Accrued professional services	201	1,023
Accrued franchise taxes	98	43
Other	16	8
	$680	$1,461

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximates fair value. Marketable securities are carried at fair value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments in privately held companies approximated their respective carrying values of zero at December 31, 2006 and 2005.

STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of December 31, 2006, the number of shares authorized and reserved for issuance under the 2005 Plan is 3.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of December 31, 2006, 170,000 stock options awarded under the plan are vested and eligible for exercise. The Company also has an employee stock option plan, which is described more fully in Note 8.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded total non-cash stock compensation expense of approximately $301,000 related to unvested restricted stock and incurred no compensation expense related to options under SFAS 123R in 2006.

On December 30, 2005, the Company’s Board of Directors accelerated the vesting of unvested stock options previously awarded to employees, officers and directors of the Company under its Amended and Restated Stock Incentive Plan of Clarus Corporation (as amended and restated effective as of June 13, 2000) and the Clarus Corporation 2005 Stock Incentive Plan, subject to such optionee entering into lock-up, confidentiality and non-competition agreements. As a result of this action, options to purchase 676,669 shares of common stock that would have vested over the next one to three years became fully vested.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s application of the Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004) (“SFAS 123R”). The Company adopted the expense recognition provisions of SFAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company’s non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology.

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company’s income statement or earnings per share for the year ended December 31, 2006. The Company recorded total non-cash stock compensation expense of approximately $301,000 related to unvested restricted stock and incurred no compensation expense related to options under SFAS 123R in 2006.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted for the year ended December 31, 2006. For the year ended December 31, 2005, the Company granted 175,000 options. For the year ended December 31, 2004, the Company granted 40,000 options.

The following table shows the effect on net loss and earnings per share if the fair value method of accounting had been applied. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option pricing model is assumed to be amortized to expense over the option's vesting periods (in thousands, except per share amounts):

	2005	2004
Net loss, as reported	$(1,291)	$(2,889)
Add stock-based employee compensation expense included in
reported net loss	410	584
Deduct total stock-based employee compensation expense
determined under fair-value based method for all awards	(3,467)	(2,613)

Pro forma net loss	$(4,348)	$(4,918)

Earnings per Share:

Basic - as reported	$(0.08)	$(0.18)

Basic - pro forma	$(0.27)	$(0.31)

Diluted - as reported	$(0.08)	$(0.18)

Diluted - pro forma	$(0.27)	$(0.31)

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

NET LOSS PER SHARE

Basic and diluted net loss per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options and restricted stock due to the net loss for the years ended December 31, 2006, 2005 and 2004. The potential effects of excluded incremental shares are as follows (in thousands):

	2006	2005	2004
Weighted average common shares - basic	16,613	16,329	16,092

Effect of dilutive stock options	112	316	616
Effect of dilutive restricted stock	205	502	504

Total effect of potential incremental shares	317	818	1,120

Weighted average common shares - diluted	16,930	17,147	17,212

Options to purchase 663,750 shares of common stock at $5.35 to $6.06 per share were outstanding as of December 31, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive due to the net loss for the year ended December 31, 2006. Options to purchase 1,010,000 shares of common stock at $7.30 to $10.00 were outstanding as of December 31, 2006, but were not included in the computation of diluted EPS because the options were anti-dilutive as their market price was greater than the average market price of the common shares of $7.03 for the year ended December 31, 2006.

Options to purchase 1,111,250 shares of common stock at $5.35 to $7.50 per share were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS because the options were anti-dilutive due to the net loss for the year ended December 31, 2005. Options to purchase 570,000 shares of common stock at $8.35 to $10.00 were outstanding as of December 31, 2005, but were not included in the computation of diluted EPS because the options were anti-dilutive as their market price was greater than the average market price of the common shares of $8.07 for the year ended December 31, 2005.

Options to purchase 1,561,617 shares of common stock at $4.83 to $8.60 per share were outstanding as of December 31, 2004, but were not included in the computation of diluted EPS because the options were anti-dilutive due to the net loss for the year ended December 31, 2004. Options to purchase 400,000 shares of common stock at $10.00 were outstanding as of December 31, 2004, but were not included in the computation of diluted EPS because the options were anti-dilutive as their market price was greater than the average market price of the common shares of $9.50 for the year ended December 31, 2004.

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

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2006, 2005 and 2004 the Company operated in one principal business segment. Due to the sale of our operating assets as discussed in “Prior Business”, the Company is a holding company.

Geographic revenue and the carrying value of property and equipment, net as of and for the years ended December 31, 2006, 2005 and 2004 were as follows:

(in thousands)	2006	2005	2004
Revenue:
United States	$--	$--	$--
International	--	--	1,106

Total	$--	$--	$1,106

Property and equipment, net:
United States	$1,699	$1,996	$2,367

Total	$1,699	$1,996	$2,367

NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainly in Income Taxes - an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax provisions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its financial statements and currently plans to adopt this interpretation in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The Company has adopted SAB 108 in the fourth quarter of 2006, SAB 108 allows a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 has not had an impact on the Company.

2. MARKETABLE SECURITIES

As of December 31, 2006, and 2005, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

At December 31, 2006, marketable securities consisted of government notes and bonds with a fair market value of $82.6 million. The amortized cost of marketable securities at December 31, 2006 was $82.6 million with an unrealized gain of $12,000 and an unrealized loss of $3,000. The maturities of all securities are less than 12 months at December 31, 2006.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $123,000 during the year ended December 31, 2006 and $93,000 during the year ended December 31, 2005.

As of December 31, 2006, the Company had a receivable of $76,000 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in the first quarter of 2007. As of December 31, 2005, the Company had an outstanding payable of $13,000 to Kanders & Company. The amount owed to Kanders & Company is included in accounts payable and accrued liabilities. The outstanding amount was paid in January 2006.

The Company provides certain telecommunication, administrative and other office services to Net Perceptions, Inc. (“Net Perceptions”) that are reimbursed by Net Perceptions. Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Net Perceptions. Such services aggregated $63,000 during the year ended December 31, 2006 and $34,000 during the year ended December 31, 2005.

As of December 31, 2006, the Company had an outstanding receivable of $44,000 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in March 2007. As of December 31, 2005, the Company had an outstanding receivable of $24,000 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid by Net Perceptions in June 2006.

During the year ended December 31, 2006, the Company incurred charges of approximately $64,000 for payments to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. For the same period ended December 31, 2005, the Company incurred charges of approximately $35,000 for payments to Kanders Aviation LLC.

As of December 31, 2006 and 2005, the Company had no outstanding receivables from or payables to Kanders Aviation.

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

During 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs which is classified in the Company’s consolidated statements of operations under general and administrative expenses. The increase was the result of significant fluctuations in exchange rates and increased rent expense. Expenditures for 2004 totaled $190,000 consisting of $125,000 for employee separation costs and $65,000 for facility closing costs.

During 2005 and 2006, respectively, expenditures for facility closing costs totaled $56,000 and $17,000 respectively. As of December 31, 2006, the balance for restructuring and related costs was zero.

6. INCOME TAXES

For financial reporting purposes, losses from continuing operations before income taxes include the following components (in thousands):

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Pre-Tax Loss:
United States	$(1,291)	$(1,291)	$(2,889)
Foreign	--	--	--
	$(1,291)	$(1,291)	$(2,889)

The Company files a consolidated income tax return with its wholly owned subsidiaries. The components of the income tax expense (benefit) for each of the years in the three-year period ended December 31, 2006 is as follows (in thousands):

YEARS ENDED DECEMBER 31,
	2006	2005	2004
Current:
Federal	$--	$--	$--
State	--	--	--
Foreign	--	--	--
	$--	$--	$--

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Deferred:
Federal	(168)	(3,122)	(30,455)
State	350	7,057	(7,251)
Foreign	--	--	441
	182	3,935	(37,265)
Increase/(decrease) in valuation allowance for deferred income taxes	(182)	(3,935)	37,265
	$--	$--	$--

Total deferred income taxes were allocated as follows for the years ended December 31 (in thousands):

	2006	2005	2004
Income(loss) from operations	$(182)	$(3,935)	$37,265
Shareholders' equity	(38)	34	--
Total	$(220)	$(3,901)	$37,265

The income taxes credited to shareholders’ equity relate to the tax benefit arising from unrealized gains on marketable securities.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2006, 2005 and 2004:

	YEARS ENDED DECEMBER 31,
	2006	2005	2004
Computed "expected" income tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(0.5)	(7.4)	(5.0)
NOL adjustments	18.3	376.6	(1,265.9)
Capital loss carryforward adjustment	30.3	--	--
Non-cash stock compensation	--	(29.5)	--
Income tax effect attributable to foreign operations	--	--	15.3
(Decrease) Increase in valuation allowance and other items	(14.1)	(305.7)	1,289.6
Income tax expense (benefit)	--%	--%	--%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's existing deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2006	2005
Deferred income tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$90,209	$90,708
Charitable contribution carryforward	4	4
Depreciation	(241)	(340)
Unrealized (loss)/gain	(4)	34
Non-cash compensation	608	499
Accrued liabilities	181	72
Reserves for investments	1,728	1,728
Net deferred income tax assets before valuation allowance	92,485	92,705
Valuation allowance for deferred income tax assets	(92,485)	(92,705)
Net deferred income tax assets	$--	$--

The net change in the valuation allowance for deferred income tax assets for 2006 was an increase of $0.2 million as compared to a decrease of $3.9 million in 2005 and an increase in 2004 of $37.3 million. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against deferred income tax assets at December 31, 2006, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2006, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.0 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts beginning in the year 2006.

The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.9 million of the $229.0 million of U.S. net operating loss carryforward is available currently to offset taxable income that the Company may recognize in the future.

7. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $29,000, $6,000 and $6,000 during the years ended December 31, 2006, 2005 and 2004, respectively.

On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offers employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, are eligible to participate after 90 days of employment. Employees may contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock may be purchased under the Plans. Common stock is purchased directly from the Company on behalf of the participants. During the years ended December 31, 2006, 2005 and 2004, no shares were purchased for the benefit of the participants under the Plans. As of December 31, 2006, there were no participants in either Plans.

8. STOCK INCENTIVE PLANS

The Company previously had a stock option plan for employees, consultants, and other individual contributors to the Company, which enabled the Company to grant up to approximately 1.6 million qualified and nonqualified incentive stock options (the "1992 Plan"). The 1992 Plan terminated in November 2002. As of December 31, 2006 there were no stock options eligible to be exercised under the 1992 Plan.

The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in 1998. Under the 1998 Plan, the Board of Directors had the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants to the Company. The 1998 Plan provided for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and stockholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that could be granted through awards under the 1998 Plan to any employee in any calendar year could not exceed 200,000 shares. The 1998 Plan was terminated in June 2005, but 703,750 stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2006.

Upon the acquisition of the SAI/Redeo Companies on May 31, 2000, the Company assumed the Stock Incentive Plan of Software Architects International, Limited (the "SAI Plan"), and the options outstanding. The SAI Plan enabled the Company to grant up to 750,000 nonqualified stock options. The Company could grant options to eligible participants who had to be employees of the Company or its subsidiaries or consultants, but not directors or officers of the Company. The SAI Plan was terminated in June 2005, and no stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2006.

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The number of shares authorized and reserved for issuance under the 2005 Plan is 3.0 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of December 31, 2006, 170,000 stock options awarded under the plan are vested and eligible for exercise.

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

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2.7 million was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2005 to $4.2 million to account for the increase in fair market value from grant date through December 31, 2005. With the implementation of SFAS 123R on January 1, 2006, the remaining compensation expense of $2.0 million of this award was expensed on a straight line basis over the remaining time period of 7.5 years. During the years ended December 31, 2006 and 2005, $268,000 and $355,000, respectively, were amortized to compensation expense for this award. At December 31, 2006, these shares were excluded from the computation of diluted earnings per share due to the net loss for the year ended December 31, 2006.

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

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of SFAS 123R. For this reason, the implementation of this standard had no effect on the Company’s income statement or earnings per share for the year ended December 31, 2006.

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s application of the Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004) (“SFAS 123R”). The Company adopted the expense recognition provisions of SFAS 123R beginning January 1, 2006. The acceleration of the options is expected to reduce the Company’s non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 - 2008, based on estimated value calculations using the Black-Scholes methodology.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. No options were granted for the year ended December 31, 2006. For the year ended December 31, 2005, the Company granted 175,000 options. For the year ended December 31, 2004, the Company granted 40,000 options.

The Company recorded total non-cash stock compensation expense of approximately $0.3 million, $0.4 million and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively for 508,786 shares of restricted stock.

Total options available for grant under all plans as of December 31, 2006 were 3.5 million. A summary of changes in outstanding options during the three years ended December 31, 2006 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
December 31, 2003	2,098,867	$3.67-$10.00	$6.77
Granted	40,000	$8.60-$9.00	$8.65
Forfeited	(80,000)	$5.35-$8.60	$5.76
Expired	--
Exercised	(85,899)	$3.67-$7.63	$5.29
Prior Period Adjustments	(11,351)	$3.49-$68.38	$9.95
December 31, 2004	1,961,617	$4.83-$10.00	$6.93
Granted	175,000	$7.40-$8.50	$8.16
Forfeited	--
Expired	(7,500)	$7.63	$7.63
Exercised	(447,867)	$4.83-$7.00	$5.79
December 31, 2005	1,681,250	$5.35-$10.00	$7.36
Granted	--
Forfeited	--
Expired	(7,500)	$5.41	$5.41
Exercised	--
December 31, 2006	1,673,750	$5.35-$10.00	$7.36
Vested and exercisable at December 31, 2006	1,673,750		$7.36
Vested and exercisable at December 31, 2005	1,681,250		$7.36
Vested and exercisable at December 31, 2004	1,117,754		$6.55

For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2006	2005	2004
Dividend yield	N/A	0%	0%
Expected volatility	N/A	57%	57%
Risk-free interest rate	N/A	4.31%	2.55%
Expected life	N/A	Four years	Four years

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2005 and 2004, were approximately $692,000 and $40,000, respectively, which would be amortized over the vesting period of the options. The weighted-average grant-date fair values of the stock options granted during the years ended December 31, 2005 and 2004, were $3.95 and $4.22, respectively. There were no options issued during 2006.

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2006:

Outstanding				Exercisable
Exercise Price Range	Number of Shares Outstanding at December 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable at December 31, 2006	Weighted Average Exercise Price
$5.35 - $ 7.50	1,103,750	$6.25	5.7	1,103,750	$6.25
$8.35 - $10.00	570,000	$9.51	6.1	570,000	$9.51
	1,673,750	$7.36	5.8	1,673,750	$7.36

9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company rents certain office space, under non-cancelable operating leases. Rents charged to expense were approximately $0.4 million, $0.4 million and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. Future minimum lease payments for the next five years and thereafter under non-cancelable operating leases with remaining terms greater than one year as of December 31, 2006, are as follows (in thousands):

	Gross Rental Obligations	Sub-Lease Income
Year ending December 31,
2007	403	101
2008	420	105
2009	426	106
2010	451	113
2011	1,128	282
Thereafter	--	--
Total	$2,828	$707

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $25,156 a month during 2006, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2006 are effective.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2006.

The Company's independent registered public accounting firm, KPMG LLP, has audited management's assessment of the Company's internal control over financial reporting as of December 31, 2006.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.)

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding executive officers is included in Part I of this Form 10-K as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.claruscorp.com, our Internet website, at the tab "Corporate Governance". The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2007 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a) Financial Statements

(1) The following financial statements are filed with this report on the following pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	22
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	23
Consolidated Balance Sheets - December 31, 2006 and 2005	24
Consolidated Statements of Operations -Years Ended December 31, 2006, 2005 and 2004	25
Consolidated Statements of Stockholders' Equity and Comprehensive Loss -Years Ended December 31, 2006, 2005 and 2004	26
Consolidated Statements of Cash Flows -Years Ended December 31, 2006, 2005 and 2004	28
Notes to Consolidated Financial Statements	29
(2) The following additional financial statement schedule and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K:
Schedule II Valuation and Qualifying Accounts	48
(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

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

3.3
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 6, 2002).

3.4
Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2003).

3.5
Amended and Restated Bylaws of the Company (incorporated herein by reference to Appendix D of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on November 6, 2002).

3.6
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

4.3
Restricted Stock Agreement, dated as of April 11, 2003, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15, 2003). *

10.1
Asset Purchase Agreement, dated as of October 17, 2002, between Epicor Software Corporation and the Company (incorporated herein reference to Exhibit 2.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.2
Bill of Sale and Assumption Agreement, dated as of December 6, 2002, between Epicor Software Corporation and the Company (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

10.3
Trademark Assignment, dated as of December 6, 2002, by the Company in favor of Epicor Software Corporation, (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 18, 2002).

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

10.7
Form of Indemnification Agreement for Directors and Executive Officers of the Company (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).

10.8
Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

10.9
Employment Agreement, dated as of December 6, 2002, between the Company and Nigel P. Ekern (incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

10.10
Consulting Agreement, dated as of December 6, 2002, between the Company and Stephen P. Jeffery (incorporated herein by reference to Exhibit 10.4 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

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

10.15
Stock Incentive Plan of Software Architects International, Limited (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on June 13, 2000). *

10.16
2000 Declaration of Amendment to Software Architects International Limited Stock Incentive Plan (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on June 13, 2000). *

10.17
Lease, dated as of September 23, 2003, between Reckson Operating Partnership, L.P., the Company and Kanders & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.18
Transportation Services Agreement, dated as of December 18, 2003, between Kanders Aviation, LLC and the Company (incorporated herein by reference to Exhibit 10.23 of the Company's 10-K filed with the Securities and Exchange Commission on March 11, 2004).

10.19
Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement on Schedule14A filed with the Securities and Exchange Commission on May 2, 2005). *

10.20
Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 11, 2005). *

10.21
Amendment to the form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 6, 2006). *

10.22
Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement Form S-8 filed with the Securities and Exchange Commission on August 18, 2005). *

10.23
Extension Agreement, dated as of May 1, 2006, to the Employment Agreement, dated as of December 6, 2002, between the Company and Nigel P. Ekern (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).*

10.24
Extension Agreement, dated as of May 1, 2006, to the Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).*

10.25
Resignation and Severance Agreement and General Release, dated as of December 11, 2006, between the Company and Nigel P. Ekern (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2006).*

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

CLARUS CORPORATION

Date: March 14, 2007	By:	/s/ Philip A. Baratelli

Philip A. Baratelli Chief Financial Officer

Signature	Title	Date

/s/ Warren B. Kanders	Executive Chairman of the Board of Directors	March 14, 2007
Warren B. Kanders	(principal executive officer)

/s/ Philip A. Baratelli	Chief Financial Officer	March 14, 2007
Philip A. Baratelli	(principal financial officer)

/s/ Donald L. House	Director	March 14, 2007
Donald L. House

/s/ Burtt R. Ehrlich	Director	March 14, 2007
Burtt R. Ehrlich

/s/ Nicholas Sokolow	Director	March 14, 2007
Nicholas Sokolow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Clarus Corporation:

Under date of March 13, 2007, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in the Clarus Corporation 2006 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of Clarus Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP Stamford, Connecticut March 13, 2007

Schedule II

Valuation and Qualifying Accounts
Clarus Corporation and Subsidiaries
For the years ended December 31, 2006, 2005 and 2004
Valuation Allowance for Deferred Income Tax Assets and Restructuring and Related Charges

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions (a)	Balance at End of Period
Valuation Allowance for Deferred Income Tax Assets
2004	$59,341,000	$37,265,000	$--	$96,606,000
2005	96,606,000	(3,901,000)	--	92,705,000
2006	92,705,000	(220,000)	--	92,485,000

Restructuring Accruals
2004	$230,000	$33,000	$190,000	$73,000
2005	73,000	--	56,000	17,000
2006	17,000	--	17,000	--

(a) Deductions related to restructuring and related accruals represent cash payments.

EXHIBIT INDEX

Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934