Form 10-Q
period 2007-03-31
CLARUS CORP
filed 2007-05-09
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO☒

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

As of May 1, 2007, there were outstanding 17,151,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	MARCH 31, 2007	DECEMBER 31, 2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,051	$1,731
Marketable securities	67,559	82,634
Interest receivable	340	402
Prepaids and other current assets	615	207
Total current assets	85,565	84,974

PROPERTY AND EQUIPMENT, NET	1,630	1,699
TOTAL ASSETS	$87,195	$86,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$688	$680
Total current liabilities	688	680

Deferred rent	293	277

Total liabilities	981	957

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	--	--
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,226,747 and 17,188,622 shares issued and 17,151,747 and 17,113,622 outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	368,251	367,945
Accumulated deficit	(282,036)	(282,238)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive (loss)/gain	(1)	9
Total stockholders' equity	86,214	85,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,195	$86,673

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,
	2007	2006
REVENUES:	$--	$--
Total revenues	--	--

OPERATING EXPENSES:
General and administrative	784	881
Transaction expenses	--	1,280
Depreciation expense	90	88
Total operating expenses	874	2,249

OPERATING LOSS	(874)	(2,249)
OTHER EXPENSE	(1)	(1)
INTEREST INCOME	1,077	868
NET INCOME/(LOSS)	$202	$(1,382)

Income/(loss) per common share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)

Weighted average common shares outstanding:
Basic	16,620	16,612
Diluted	16,990	16,612

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	THREE MONTHS ENDED MARCH 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$202	$(1,382)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation on property and equipment	90	88
Amortization of deferred employee compensation	67	75
Amortization of discount and premium on securities, net	(714)	(406)
Changes in operating assets and liabilities:
Increase in interest receivable, prepaids and other current assets	(107)	(22)
Increase/(decrease) in accounts payable and accrued liabilities	8	(977)
Increase in deferred rent	16	19
Decrease in deposits and other long-term assets	--	956
NET CASH USED IN OPERATING ACTIVITIES	(438)	(1,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(27,261)	(40,290)
Proceeds from maturity of marketable securities	43,040	21,965
Sale of property and equipment	2	--
Purchase of property and equipment	(23)	(2)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	15,758	(18,327)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	--	--

CHANGE IN CASH AND CASH EQUIVALENTS	15,320	(19,976)

CASH AND CASH EQUIVALENTS, beginning of period	1,731	23,270
CASH AND CASH EQUIVALENTS, end of period	$17,051	$3,294

SUPPLEMENTAL DISCLOSURE:
Cash paid for franchise and property taxes	$141	$206

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2007 are not necessarily indicative of the results to be obtained for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

NOTE 2. SIGNIFICANT EVENTS

As part of our previously announced strategy to limit operating losses and enable the Company to redeploy its assets and use its substantial cash, cash equivalents and marketable securities to enhance stockholder value, on December 6, 2002 we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. During January 2003, we sold the assets relating to our Cashbook product representing the remainder of our operating assets.

The Company did not incur any transaction expenses in the first quarter of 2007. The Company incurred approximately $1.4 million of transaction expense during the year ended December 31, 2006, arising out of acquisition negotiations and due diligence processes that terminated without the consummation of the acquisitions. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

Effective February 1, 2007, the Board of Directors of the Company elected Mr. Philip A. Baratelli, age 39, as its Chief Financial Officer, Secretary and Treasurer. From June 2001 until January 2007, he was employed by Armor Holdings, Inc., a publicly held Delaware corporation, as its Corporate Controller and held the additional position of Treasurer of Armor Holdings, Inc., from March 2003 until January 2007. Mr. Baratelli received a Bachelor of Science in finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a certified public accountant. There are no family relationships between Mr. Baratelli and any director of the Company.

NOTE 3. EARNINGS (LOSS) PER SHARE

Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net income (loss) per share attributable to common stockholders is computed by including the effect of all potentially dilutive securities, including options, warrants, restricted stock and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net income (loss) per share attributable to common stockholders if their effect is anti-dilutive.

For the period ended March 31, 2007, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 1,068,750 shares of the Company’s common stock and 500,000 shares of restricted stock as these securities were potentially dilutive in computing net income per share. Diluted net income per share also excluded the anti-dilutive effect of options to purchase 570,000 shares of the Company’s common stock whose exercise prices were higher than the average market price of the Company’s common stock for the period ended March 31, 2007.

For the period ended March 31, 2006, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period. Options to acquire 435,000 shares of common stock during the period ended March 31, 2006, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during the period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 1,246,250 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the period ended March 31, 2006, as their inclusion would have been anti-dilutive because the Company incurred losses during the period.

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of Earnings per share:

	Three Months Ended March 31,
	2007	2006
Basic earnings per share calculation:
Net income (loss)	$202	$(1,382)
Weighted average common shares - basic	16,620	16,612
Basic net income (loss) per share	$0.01	$(0.08)

Diluted earnings per share calculation:
Net income (loss)	$202	$(1,382)
Weighted average common shares - basic	16,620	16,612
Effect of dilutive stock options	141	--
Effect of dilutive restricted stock	229	--
Weighted average common shares diluted	16,990	16,612
Diluted net income (loss) per share	$0.01	$(0.08)

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of March 31, 2007, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.2 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of March 31, 2007, 135,000 stock options awarded under the plan are vested and eligible for exercise.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded total non-cash stock compensation expense of approximately $67,000 and $75,000, related to unvested restricted stock under SFAS 123R for the periods ended March 31, 2007 and 2006, respectively. The Company incurred no compensation expense related to options under SFAS 123R for the periods ended March 31, 2007 and 2006.

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company’s statements of operations or earnings per share for the quarter ended March 31, 2007 or 2006.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the periods ended March 31, 2007 or 2006.

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

A summary of the status of stock option grants as of March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,673,750	$7.36
Granted	--	--
Exercised	32,243	$7.40
Forfeited	(2,757)	$7.40
Outstanding at March 31, 2007	1,638,750	$7.36

Options exercisable at March 31, 2007	1,638,750	$7.36

The following table summarizes information about stock options outstanding as of March 31, 2007:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$5.35 - $ 7.55	1,068,750	1,068,750	6.3	$6.21
$7.56 - $10.00	570,000	570,000	6.5	$9.51
Total	1,638,750	1,638,750	6.4	$7.36

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of March 31, 2007 and 2006, there were no unvested shares and no unrecognized compensation cost related to unvested stock options.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognized compensation expense for this award over the vesting period. Compensation expense was re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period. Under the provisions of FAS 123R, compensation expense is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 for the periods ended March 31, 2007 and 2006.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)."

"Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three months ended March 31, 2007 and 2006, were as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006

Net income/(loss)	$202	$(1,382)

Increase/(decrease)in unrealized
gain(loss)on marketable securities	(10)	36

Comprehensive income/(loss)	$192	$(1,346)

NOTE 6. CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7. NEW ACCOUNTING PRONOUCEMENTS

Effective January 1, 2007, we adopted the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48, which clarifies the accounting for uncertainty  in  income  taxes recognized  in an enterprise’s financial statements  in accordance  with  SFAS  No. 109, “Accounting for Income Taxes.” FIN  48  prescribes  a recognition  threshold  and  measurement  attribute  for  the  financial  statement  recognition  and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.    There  was  no  change  to  the  net  amount  of  assets  and  liabilities recognized in the statement of financial condition as a result of our adoption of FIN 48.

The  following  disclosures,  which  are  generally  not  required  in  interim  period  financial statements, are included herein as a result of our adoption of FIN 48 as of January 1, 2007. We file income tax returns in the United States federal jurisdiction and in various state jurisdictions. With  few exceptions, we are no  longer subject  to  federal, state and  local  income tax  examinations  by  tax  authorities  for  years  prior  to  2003.  At January 1, 2007, we had no unrecognized tax benefits.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements,” (SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The Company is currently evaluating the effect of the adoption of SFAS 159 will have on its consolidated financial statements.

NOTE 8. RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $33,542 per month on the basis of Kanders & Company renting 2,900 square feet for $8,386 per month, and the Company renting 8,600 square feet for $25,156 per month, which are subject to increases during the term of the lease. Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $83,000 during the quarter ended March 31, 2007 and $10,200 during the quarter ended March 31, 2006.

As of March 31, 2007, the Company had a receivable of $139,000 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in April and May 2007. As of December 31, 2006, the Company had an outstanding receivable of $76,000 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets. The outstanding amount was paid in April 2007.

The Company provides certain telecommunication, administrative and other office services to Net Perceptions, Inc. (“Net Perceptions”) that are reimbursed by Net Perceptions. Warren B. Kanders, our Executive Chairman, also serves as the Executive Chairman of Net Perceptions. Such services aggregated $38,000 during the quarter ended March 31, 2007 and $400 during the quarter ended March 31, 2006.

As of March 31, 2007, the Company had an outstanding receivable of $84,000 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in April and May 2007. As of December 31, 2006, the Company had an outstanding receivable of $44,000 from Net Perceptions. The amount due from Net Perceptions is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid by Net Perceptions in April 2007.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

The Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major shareholders are on terms that align the interests of the parties to such agreements with the interests of the stockholders.

NOTE 9. NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At March 31, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.7 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts beginning in the year 2007. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.8 million of the $228.7 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $222.8 million of net operating losses available to offset taxable income, approximately $206.4 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
MARCH 31, 2007

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)

2007	$-	$12,435
2008	-	1,599
2009	2,437
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
Total	228,955	14,034
Section 382 limitation	(6,152)	-
After Limitations	$222,803	$14,034

*Subject to compliance with Section 382 of the Internal Revenue Code.

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalents and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties as set forth in "Risk Factors" found in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and described below.

We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. RESULTS FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2007 PRIMARILY REFLECTS, AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

OPERATING EXPENSES

General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2007 TO FIRST QUARTER 2006

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $97,000 or 11% to $784,000 during the quarter ended March 31, 2007, compared to $881,000 during the quarter ended March 31, 2006. The decrease in general and administrative expense for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006, was primarily attributable to decreases in investment custody fees, deferred compensation, taxes and other professional fees. This trend is consistent with management's intention to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger. General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

There was no transaction expense during the quarter ended March 31, 2007. The Company incurred approximately $1.3 million of transaction expenses during the quarter ended March 31, 2006, arising out of an acquisition negotiation and due diligence process that terminated in January 2006 without the consummation of the acquisition.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense increased $2,000 or 2.3% to $90,000 for the quarter ended March 31, 2007 compared to $88,000 in the quarter ended March 31, 2006. The increase is primarily attributable to additional depreciation for office equipment.

OTHER EXPENSE

For the quarter ended March 31, 2007 and 2006, the Company incurred other expenses totaling approximately $1,000. The loss in 2007 related to the sale of computer equipment partially offset by gains from foreign currency. The loss in 2006 was from foreign currency.

INTEREST INCOME

Interest income increased $209,000 or 24% to $1.1 million for the quarter ended March 31, 2007 from $0.9 million in the quarter ended March 31, 2006. Interest income for the quarters ended March 31, 2007 and 2006, includes $0.7 million and $0.5 million in discount accretion and premium amortization, respectively. The increase in interest income was due primarily to higher rates of return on investments. The weighted average interest rate for our investments for the period ended March 31, 2007 was 5.15% compared to 4.18% for same period in 2006. The current earnings rate as of March 31, 2007 is 5.16%.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $17.1 million at March 31, 2007 from $1.7 million at December 31, 2006 due to the maturity of marketable securities that have subsequently been reinvested. Marketable securities are investments with a longer duration under the accounting principles generally accepted in the United States of America. Marketable securities decreased to $67.6 million at March 31, 2007 from $82.6 million at December 31, 2006. The overall combined increase of $0.2 million in cash and cash equivalents and marketable securities is primarily due to the increase in income and a decrease in operating expenses for the quarter.

Cash used in operating activities was approximately $0.4 million during the quarter ended March 31, 2007 compared to approximately $1.6 million during the quarter ended March 31, 2006. This decrease was primarily attributable to the Company's higher net income offset by an increase in discount amortization and an increase in interest receivable, prepaids and other current assets.

Cash provided by investing activities was approximately $15.7 million during the quarter ended March 31, 2007 compared to approximately $18.3 million used by investing activities during the quarter ended March 31, 2006. During the quarter ended March 31, 2007, cash was provided primarily by the maturity of marketable securities partially offset by the purchase of marketable securities. The significant change compared to the quarter ended March 31, 2006 was due to a change in the composition of the Company’s investment portfolio resulting in the exchange of investments classified as marketable securities for cash and cash equivalents during the quarter ended March 31, 2007 that have subsequently been reinvested.

There was no cash provided by or used in financing activities during the quarter ended March 31, 2007 or 2006.

At March 31, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.7 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts beginning in the year 2007. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.8 million of the $228.7 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $222.8 million of net operating losses available to offset taxable income, approximately $206.4 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2007 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

CLARUS CORPORATION
Date: May 9, 2007

/s/ Warren B. Kanders
Warren B. Kanders,
Executive Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

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