Form 10-Q
period 2007-06-30
CLARUS CORP
filed 2007-08-08
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

As of August 1, 2007, there were outstanding 17,166,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) -
	June 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations (unaudited) -
	Three and six months ended June 30, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Six months ended June 30, 2007 and 2006	3

	Notes to Unaudited Condensed Consolidated Financial Statements -
	June 30, 2007	4

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Procedures and Controls	13

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	14

Item 4.	Submission of Matters to a Vote of the Security Holders	14

Item 6.	Exhibits	14

SIGNATURES		15

EXHIBIT INDEX		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	JUNE 30,	DECEMBER 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,246	$1,731
Marketable securities	71,057	82,634
Interest receivable	87	402
Prepaids and other current assets	312	207

Total current assets	85,702	84,974

PROPERTY AND EQUIPMENT, NET	1,555	1,699

TOTAL ASSETS	$87,257	$86,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$471	$680

Total current liabilities	471	680

LONG-TERM LIABILITIES:
Deferred rent	310	277

Total liabilities	781	957

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;17,241,747 and 17,188,622 shares issued and 17,166,747 and 17,113,622 outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	368,447	367,945
Accumulated deficit	(281,955)	(282,238)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	(16)	9

Total stockholders' equity	86,476	85,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,257	$86,673

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2007	2006	2007	2006
REVENUES:	$--	$--	$--	$--

Total revenues	--	--	--	--

OPERATING EXPENSES:
General and administrative	899	826	1,683	1,707
Transaction costs	8	108	8	1,388
Depreciation	91	85	181	173

Total operating expenses	998	1,019	1,872	3,268

OPERATING LOSS	(998)	(1,019)	(1,872)	(3,268)
OTHER INCOME(EXPENSE)	--	1	(1)	--
INTEREST INCOME	1,079	994	2,156	1,862

NET INCOME (LOSS)	$81	$(24)	$283	$(1,406)

Income (loss) per common share:
Basic	$0.00	$0.00	$0.02	$(0.08)
Diluted	$0.00	$0.00	$0.02	$(0.08)

Weighted average shares outstanding:
Basic	16,659	16,614	16,640	16,613
Diluted	17,156	16,614	17,078	16,613

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	SIX MONTHS
	ENDED JUNE 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$283	$(1,406)
Adjustments to reconcile net income (loss) to net cash used in Operating activities:
Depreciation on property and equipment	181	173
Amortization of deferred employee compensation	134	148
Amortization of discount and premium on securities, net	(1,489)	1,927
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable, prepaids and other current assets	210	(105)
Decrease in accounts payable and accrued liabilities	(209)	(1,191)
Increase in deferred rent	33	36
Decrease in deposits and other long-term assets	--	956

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(857)	538

INVESTING ACTIVITIES:
Purchases of marketable securities	(71,195)	(77,257)
Proceeds from maturity of marketable securities	84,236	59,735
Sale of property and equipment	2	--
Purchase of property and equipment	(39)	(4)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	13,004	(17,526)

FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	368	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	368	--

CHANGE IN CASH AND CASH EQUIVALENTS	12,515	(16,988)

CASH AND CASH EQUIVALENTS, Beginning of Period	1,731	23,270

CASH AND CASH EQUIVALENTS, End of Period	$14,246	$6,282

SUPPLEMENTAL DISCLOSURE:

Cash paid for franchise and property taxes	$320	$418

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2007 are not necessarily indicative of the results to be obtained for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

The Company recognized approximately $8,000 of transaction expenses in the second quarter of 2007, arising out of an acquisition negotiation and due diligence process that terminated in June 2007 without the consummation of the acquisition. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

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

For the three and six months ended June 30, 2007, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 1,238,750 and 1,203,750 shares of the Company’s common stock, respectively, and 500,000 shares of restricted stock as these securities were potentially dilutive in computing net income per share. Diluted net income per share for the three and six months ended June 30, 2007 excluded the anti-dilutive effect of options to purchase 400,000 and 435,000 shares of the Company’s common stock respectively, whose exercise prices were higher than the average market price of the Company’s common stock.

Options to acquire 1,010,000 shares of common stock during the three and six months ended June 30, 2006, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 663,750 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the three and six months ended June 30, 2006, as their inclusion would have been anti-dilutive because the Company incurred losses during that period.

The following table is a reconciliation of basic and diluted share outstanding used in the calculation of Earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
Net income (loss)	$81	$(24)	$283	$(1,406)
Weighted average common shares - basic	16,659	16,614	16,640	16,613
Basic net income (loss) per share	$0.00	$0.00	$0.02	$(0.08)

Diluted earnings per share calculation:
Net income (loss)	$81	$(24)	$283	$(1,406)
Weighted average common shares - basic	16,659	16,614	16,640	16,613
Effect of dilutive stock options	245	--	196	--
Effect of dilutive restricted stock	252	--	242	--
Weighted average common shares diluted	17,156	16,614	17,078	16,613
Diluted net income (loss) per share	$0.00	$(0.00)	$0.02	$(0.08)

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of June 30, 2007, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.2 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of June 30, 2007, 135,000 stock options awarded under the 2005 Plan are vested and eligible for exercise.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during the second quarter of 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recorded total non-cash stock compensation expense of approximately $67,000 and $73,000, related to unvested restricted stock under SFAS 123R for the three months ended June 30, 2007 and 2006, respectively. For the six-month periods ended June 30, 2007 and 2006 the Company recorded total non-cash stock compensation expense of approximately $134,000 and $148,000, respectively. The Company incurred no compensation expense related to options under SFAS 123R for the periods ended June 30, 2007 and 2006.

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company’s income statement or earnings per share for the three- and six-month periods ended June 30, 2007.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the periods ended June 30, 2007 or 2006.

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

A summary of the status of stock option grants as of June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2006	1,673,750	$7.36
Granted	--	--
Exercised	47,243	$7.78
Forfeited	(2,757)	$7.40
Outstanding at June 30, 2007	1,623,750	$7.35

Options exercisable at June 30, 2007	1,623,750	$7.35

The following table summarizes information about stock options outstanding as of June 30, 2007:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$5.35 - $ 8.35	1,203,750	1,203,750	6.1	$6.44
$8.36 - $10.00	420,000	420,000	6.2	$9.94

Total	1,623,750	1,623,750	6.1	$7.35

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of June 30, 2007 and 2006, there were no unvested shares and no unrecognized compensation cost related to unvested stock options.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognized compensation expense for this award over the vesting period. Compensation expense was re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period. Under the provisions of FAS 123R, compensation expense is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 and $134,000, respectively, for the three- and six-month periods ended June 30, 2007, respectively.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three and six months ended June 30, 2007 and 2006 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2007	2006	2007	2006
(in thousands)
Net income/(loss)	$81	$(24)	$283	$(1,406)
(Increase)/decrease in unrealized loss on marketable securities	(15)	(15)	(25)	22
Comprehensive income/(loss)	$66	$(39)	$258	$(1,384)

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $60,400 during the quarter ended June 30, 2007 and $10,500 during the quarter ended June 30, 2006. For the six month periods ended June 30, 2007 and 2006, respectively, such services aggregated $142,400 and $20,700, respectively.

As of June 30, 2007, the Company had a receivable of $60,400 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in July 2007. As of June 30, 2006, the Company had an outstanding receivable of $20,600 to Kanders & Company. The outstanding amount was paid in July 2006.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG. Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG. Such services aggregated $16,300 during the quarter ended June 30, 2007 and $5,300 during the quarter ended June 30, 2006. For the six month period ended June 30, 2007 and 2006, respectively, such services aggregated $55,200 and $5,700, respectively.

As of June 30, 2007, the Company had outstanding a receivable of $53,700 from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in July and August 2007. As of June 30, 2006, the Company had outstanding a receivable of $5,300 from SIG. The outstanding amount was paid by SIG in July 2006.

During the three- and six-month periods ended June 30, 2007, the Company incurred no charges to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. For the three- and six-month periods ended June 30, 2006, the Company incurred charges of approximately $42,300 for payments to Kanders Aviation LLC.

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

NOTE 9. NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At June 30, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.5 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts in 2007 and 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.9 million of the $228.5 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $222.9 million of net operating losses available to offset taxable income, approximately $206.4 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
JUNE 30, 2007

Expiration Dates December 31	Net Operating Loss Amount (000’s)	Capital Loss Amount (000’s)

2007	$-	$12,435
2008	-	1,599
2009	2,027
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
Total	228,545	14,034
Section 382 limitation	(5,693)	-
After Limitations	$222,852	$14,034

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002 WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE-GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIOD. RESULTS FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2007 PRIMARILY REFLECTS, AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED TO PRIMARILY REFLECT, GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $73,000, or 9%, to $899,000 during the quarter ended June 30, 2007, compared to $826,000 during the quarter ended June 30, 2006. The increase in general and administrative expense for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 was primarily attributable to increases in employment compensation, rent and franchise taxes offset by decreases in investment custody fees and other professional fees. General and administrative expenses decreased $24,000, or 1%, to $1,683,000 during the six-month period ended June 30, 2007 compared to $1,707,000 during the same period in 2006. The decrease in general and administrative expense for the six months ended June 30, 2007 was primarily attributable to decreases in accounting fees, investment custody fees, stock administrative fees and franchise taxes offset by increases in employment compensation and other professional fees. This trend is consistent with management's intention to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger. General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

Transaction expenses decreased $100,000, or 93%, to $8,000 during the quarter ended June 30, 2007, compared to $108,000 during the quarter ended June 30, 2006, arising out of an acquisition, negotiation and due diligence process that terminated without the consummation of the acquisition. Transaction expenses decreased $1.38 million, or 99%, to $8,000 for the six month period ended June 30, 2007 compared to $1.4 million during the six-month period ended June 30, 2006.

Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION EXPENSE

Depreciation expense increased $6,000, or 7%, to $91,000 in the three months ended June 30, 2007, compared to $85,000 in the same period ended June 30, 2006. For the six months ended June 30, 2007, depreciation expense increased $8,000, or 5%, to $181,000, compared to $173,000 in the same period ended June 30, 2006. The increase is primarily attributable to additional depreciation for office equipment.

OTHER INCOME

For the quarter ended June 30, 2007, the Company did not record any gains or losses as compared to the quarter ended June 30, 2006 when the Company recorded a gain of less than $1,000 from foreign currency fluctuations. During the six months ended June 30, 2007, the Company recorded a loss from the disposal of equipment compared to the six months ended June 30, 2006 when the Company recorded gains and losses that offset.

INTEREST INCOME

Interest income increased $85,000, or 9%, to $1.1 million for the quarter ended June 30, 2007 from $1.0 million in the quarter ended June 30, 2006. Interest income for the quarters ended June 30, 2007 and 2006, includes $0.9 million and $0.7 million in discount accretion and premium amortization, respectively. The increase in interest income was due primarily to higher rates of return on investments. The weighted average interest rate for our investments for the three-month period ended June 30, 2007 was 5.12% compared to 4.81% for same period in 2006.

During the six months ended June 30, 2007, interest income increased $294,000, or 16%, to $2.2 million from $1.9 million during the six months ended June 30, 2006. Interest income for the six-month period ended June 30, 2007 and 2006, includes $1.6 million and $1.2 million in discount accretion and premium amortization, respectively. The increase in interest income was due to an increase in the yields that we received on our cash, cash equivalent assets and marketable securities. The weighted average interest rate for our investments for the six months ended June 30, 2007 was 5.13% compared to 4.50% for same period in 2006.

The current earnings rate as of June 30, 2007 is 5.08%.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended June 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $14.2 million at June 30, 2007 from $1.7 million at December 31, 2006. Marketable securities decreased to $71.1 million at June 30, 2007 from $82.6 million at December 31, 2006. The overall combined increase of $0.9 million in cash and cash equivalents and marketable securities is primarily due to increase in net income, proceeds from the exercise of stock options and a decrease in operating expenses for the six-month period ended June 30, 2007.

Cash used by operating activities was approximately $0.9 million during the six months ended June 30, 2007 compared to cash provided by operating activities of approximately $0.5 million during the six months ended June 30, 2006. The decrease in cash provided by operations was primarily attributable to the Company's higher net income offset by an increase in discount amortization and an increase in deferred rent and non-cash items.

Cash provided by investing activities was approximately $13.0 million during the six months ended June 30, 2007. The cash was provided primarily by the maturity of marketable securities partially offset by the purchase of marketable securities. Cash used by investing activities was approximately $17.5 million during the six months ended June 30, 2006. The cash was used primarily for the purchase of marketable securities partially offset by the maturity of marketable securities. Capital expenditures were $39,000 for the six-month period ended June 30, 2007 compared to $4,000 for the same period in 2006.

Cash provided by financing activities was $0.4 million for the six months ended June 30, 2007. There was no cash provided by or used in financing activities during the six months ended June 30, 2006. The cash provided by financing activities during the six months ended June 30, 2007 was attributable to proceeds from the exercise of stock options. There were no stock option exercises during the six months ended June 30, 2006.

At June 30, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.5 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts beginning in the year 2007. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.9 million of the $228.5 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $222.9 million of net operating losses available to offset taxable income, approximately $206.4 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative finanacial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the second quarter ended June 30, 2007 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 21, 2007. Of the 16,651,747 shares of common stock entitled to vote at the meeting, 15,577,848 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 93.55% of our outstanding shares of common stock. Listed below is the matter voted upon at our Annual Meeting of Stockholders and the voting results:

		FOR	WITHHELD
Election of Directors:
	Burtt R. Ehrlich	15,520,413	57,435
	Donald L. House	15,520,118	57,730
	Warren B. Kanders	14,244,383	1,333,465
	Nicholas Sokolow	15,548,688	29,160
ITEM 6. EXHIBITS

Exhibit Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION

Date: August 8, 2007	By:	/s/ Warren B. Kanders
Warren B. Kanders, Executive Chairman of the Board of Directors (Principal Executive Officer)

By:	/s/ Philip A. Baratelli
Philip A. Baratelli, Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.