Form 10-Q
period 2007-09-30
CLARUS CORP
filed 2007-11-09
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

As of November 2, 2007, there were outstanding 17,166,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets (unaudited) -
	September 30, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations (unaudited) -
	Three and nine months ended September 30, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Nine months ended September 30, 2007 and 2006	3

	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited) -
	September 30, 2007	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Procedures and Controls	13

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	14

Item 6.	Exhibits	14

SIGNATURES		15

EXHIBIT INDEX		16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,
	2007	2006
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,722	$1,731
Marketable securities	65,093	82,634
Interest receivable	3	402
Prepaids and other current assets	211	207

Total current assets	86,029	84,974

PROPERTY AND EQUIPMENT, NET	1,474	1,699

TOTAL ASSETS	$87,503	$86,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$547	$680

Total current liabilities	547	680

LONG-TERM LIABILITIES:
Deferred rent	327	277

Total liabilities	874	957

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,241,747 and 17,188,622 shares issued and 17,166,747 and 17,113,622
outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	368,514	367,945
Accumulated deficit	(281,919)	(282,238)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	34	9

Total stockholders' equity	86,629	85,716

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,503	$86,673

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006

REVENUES:	$—	$—	$—	$—

Total revenues	—	—	—	—

OPERATING EXPENSES:
General and administrative	961	850	2,644	2,557
Transaction expense	—	25	8	1,413
Depreciation	89	86	270	259

Total operating expenses	1,050	961	2,922	4,229

OPERATING LOSS	(1,050)	(961)	(2,922)	(4,229)
OTHER EXPENSE	—	—	(1)	—
INTEREST INCOME	1,086	1,060	3,242	2,922

NET INCOME (LOSS)	$36	$99	$319	$(1,307)

Income (loss) per common share:
Basic	$0.00	$0.01	$0.02	$(0.08)
Diluted	$0.00	$0.01	$0.02	$(0.08)

Weighted average shares outstanding:
Basic	16,667	16,614	16,649	16,613
Diluted	17,079	16,744	17,074	16,613

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006

OPERATING ACTIVITIES:
Net income (loss)	$319	$(1,307)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation on property and equipment	270	259
Amortization of deferred employee compensation	201	221
Amortization of discount on securities, net	(2,252)	(1,719)
Changes in operating assets and liabilities:
Decrease (increase) in interest receivable, prepaids
and other current assets	395	(132)
Decrease in accounts payable and accrued liabilities	(133)	(969)
Increase in deferred rent	50	52
Decrease in deposits and other long-term assets	—	956

NET CASH USED IN OPERATING ACTIVITIES	(1,150)	(2,639)

INVESTING ACTIVITIES:
Purchases of marketable securities	(105,793)	(117,824)
Proceeds from sale of marketable securities	—	—
Proceeds from maturity of marketable securities	125,611	98,563
Sale of property and equipment	2	—
Additions to property and equipment	(47)	(8)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	19,773	(19,269)

FINANCING ACTIVITIES:
Proceeds from the exercises of stock options	368	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	368	—

CHANGE IN CASH AND CASH EQUIVALENTS	18,991	(21,908)

CASH AND CASH EQUIVALENTS, Beginning of Period	1,731	23,270

CASH AND CASH EQUIVALENTS, End of Period	$20,722	$1,362

SUPPLEMENTAL DISCLOSURE:

Cash paid for franchise and property taxes	$387	$456

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and nine months ended September 30, 2007 and 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be obtained for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the Company's audited condensed consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission.

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

The Company did not recognize any transaction expenses in the third quarter of 2007. The Company recognized approximately $25,000 of transaction expenses in the third quarter of 2006, arising out of an acquisition negotiation and due diligence process that terminated without the consummation of the acquisition. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

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

For the three and nine months ended September 30, 2007, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 1,068,750 shares of the Company’s common stock and 500,000 shares of restricted stock as these securities were potentially dilutive in computing net income per share. Diluted net income per share for the three and nine months ended September 30, 2007 excluded the anti-dilutive effect of options to purchase 555,000 shares of the Company’s common stock whose exercise prices were higher than the average market price of the Company’s common stock.

For the three-month period ended September 30, 2006, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 663,750 shares of the Company’s common stock as these securities were potentially dilutive in computing net income per share. For the nine-month period ended September 30, 2006, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for these periods.

Options to acquire 1,010,000 shares of common stock during the three- and nine-month periods ended September 30, 2006 were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during that period.

The following table is a reconciliation of basic and diluted share outstanding used in the calculation of Earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic earnings per share calculation:
Net income (loss)	$36	$99	$319	$(1,307)
Weighted average common shares - basic	16,667	16,614	16,649	16,613
Basic net income (loss) per share	$0.00	$0.01	$0.02	$(0.08)

Diluted earnings per share calculation:
Net income (loss)	$36	$99	$319	$(1,307)
Weighted average common shares - basic	16,667	16,614	16,649	16,613
Effect of dilutive stock options	161	130	180	—
Effect of dilutive restricted stock	251	—	245	—
Weighted average common shares diluted	17,079	16,744	17,074	16,613
Diluted net income (loss) per share	$0.00	$0.01	$0.02	$(0.08)

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of September 30, 2007, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.2 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of September 30, 2007, 135,000 stock options awarded under the plan are vested and eligible for exercise.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during the third quarter of 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. The Company recorded total non-cash stock compensation expense of approximately $67,000 and $73,000, related to unvested restricted stock under SFAS 123R for the three months ended September 30, 2007 and 2006, respectively. For the nine-month periods ended September 30, 2007 and 2006 the Company recorded total non-cash stock compensation expense of approximately $201,000 and $222,000, respectively. The Company incurred no compensation expense related to options under SFAS 123R for the periods ended September 30, 2007 and 2006.

As of January 1, 2006, the Company had no unvested stock options that would have been affected by the implementation of FAS 123R. For this reason, the implementation of this standard had no effect on the Company’s income statement or earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006.

We will continue to estimate the fair value of our option awards granted after January 1, 2006, using a Black-Scholes option pricing model. The expected life of the options granted is management’s estimate and represents the period of time that options granted are expected to be outstanding. We currently do not pay dividends. Volatility is based on the historical volatility of our stock price. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No options were granted during the three- and nine-month periods ended September 30, 2007 or 2006.

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

A summary of the status of stock option grants as of September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

	Options	Weighted Average Exercise Price
Outstanding at December 31, 2006	1,673,750	$7.36
Granted	—	—
Exercised	47,243	$7.78
Forfeited	(2,757)	$7.40
Outstanding at September 30, 2007	1,623,750	$7.35
Options exercisable at September 30, 2007	1,623,750	$7.35

The following table summarizes information about stock options outstanding as of September 30, 2007:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$5.35 - $ 8.24	1,068,750	1,068,750	4.6	$6.21
$8.25 - $10.00	555,000	555,000	7.2	$9.54
Total	1,623,750	1,623,750	5.9	$7.35

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of September 30, 2007 and 2006, there were no unvested shares and no unrecognized compensation cost related to unvested stock options.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest over ten years or earlier upon the satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Under the provisions of APB Opinion 25, the Company recognized compensation expense for this award over the vesting period. Compensation expense was re-measured on a quarterly basis based upon the current market value of the underlying stock at the end of the period. Under the provisions of SFAS 123R, compensation expense is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 and $201,000 for the three- and nine-month periods ended September 30, 2007 and 2006, respectively.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three and nine months ended September 30, 2007 and 2006, were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2007	2006	2007	2006
(in thousands)
Net income (loss)	$36	$99	$319	$(1,307)
Increase in unrealized gain	50	63	25	85
on marketable securities
Comprehensive income (loss)	$86	$162	$344	$(1,222)

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect of the adoption of SFAS 157 will have on its consolidated financial statements.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $79,000 during the quarter ended September 30, 2007 and $26,000 during the quarter ended September 30, 2006. For the nine-month periods ended September 30, 2007 and 2006, respectively, such services aggregated $221,300 and $46,500, respectively.

As of September 30, 2007, the Company had a receivable of $79,000 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets in the accompanying condensed consolidated balance sheet. The outstanding amount was paid in November 2007. As of September 30, 2006, the Company had an outstanding receivable of $26,200 to Kanders & Company. The outstanding amount was paid in October 2006.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG. Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG. Such services aggregated $15,800 during the quarter ended September 30, 2007 and $11,000 during the quarter ended September 30, 2006. For the nine-month period ended September 30, 2007 and 2006, respectively, such services aggregated $71,000 and $16,400, respectively.

As of September 30, 2007, the Company had outstanding a receivable of $15,700 from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying condensed consolidated balance sheet. The outstanding amount was paid in November 2007. As of September 30, 2006, the Company had outstanding a receivable of $11,400 from SIG. The outstanding amount was paid by SIG in October 2006.

The Company did not incur any expenses or payments for the three- and nine-month periods ended September 30, 2007 with Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders. During the quarter ended September 30, 2006, the Company incurred charges of approximately $21,500 for payments to Kanders Aviation LLC relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. As of September 30, 2007 and 2006, the Company had no outstanding receivables from or payables to Kanders Aviation.

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

NOTE 9. NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At September 30, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.4 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts in 2007 and 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.8 million of the $228.4 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $222.8 million of net operating losses available to offset taxable income, approximately $206.4 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
SEPTEMBER 30, 2007

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)

2007	$-	$12,435
2008	-	1,599
2009	1,840
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
Total	228,358	14,034
Section 382 limitation	(5,528)	-
After Limitations	$222,830	$14,034

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

OVERVIEW

As part of our previously announced strategy to limit operation losses and enable the Company to redeploy its assets and use its substantial cash, cash equivalents and marketable securities to enhance stockholder value, on December 6, 2002 we sold substantially all of our electronic commerce business, which represented substantially all of our revenue-generating operations and related assets. The information appearing below, which relates to prior periods, is therefore not indicative of the results that may be expected for any subsequent period. Results for the three and nine-month period ended September 30, 2007 primarily reflects, and any future periods prior to a redeployment of our assets are expected to primarily reflect, general and administrative expenses and transaction expenses associated with the continuing administration of the company and its efforts to redeploy its assets. Successful redeployment of our assets is dependent upon the efforts of our executive management team, in particular Warren B. Kanders, our Executive Chairman of the Board of the Directors. While Mr. Kanders recently resigned as Chairman and Chief Executive Officer of Armor Holdings in connection with its recent sale, he and our other employees also serve in various capacities with other public and private entities, including blank check companies. As previously disclosed, our employees, including Mr. Kanders, Philip A., Baratelli, our Chief Financial Officer, and Gary M. Julien, our Vice President of Corporate Development, devote as much of their time as is necessary to the affairs of the Company.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, allowance for doubtful accounts, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its condensed consolidated financial statements. Our accounting policies are more fully described in Note 1 of our condensed consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

OPERATING EXPENSES

General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non-income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE- AND NINE-MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $111,000, or 13%, to $961,000 during the quarter ended September 30, 2007, compared to $850,000 during the quarter ended September 30, 2006. The increase in general and administrative expense for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 was primarily attributable to increases in employment compensation and benefits and rent offset by decreases in investment custody fees and other professional fees. General and administrative expenses increased $87,000, or 3%, to $2,644,000 during the nine-month period ended September 30, 2007 compared to $2,557,000 during the same period in 2006. The increase in general and administrative expense for the nine months ended September 30, 2007 was primarily attributable to increases in employment compensation and benefits, rent and legal fees offset by decreases in investment custody fees, accounting fees, stock administrative fees and other professional fees. This trend is consistent with management's intention to maintain our expenditure rate, to the extent practicable, near the level of our investment income until the completion of an acquisition or merger.

TRANSACTION EXPENSES

Transaction expenses decreased $25,000, or 100%, to zero during the quarter ended September 30, 2007, compared to $25,000 during the quarter ended September 30, 2006, arising out of an acquisition, negotiation and due diligence process that terminated without the consummation of the acquisition. Transaction expenses decreased $1.41 million, or 99%, to $8,000 for the nine-month period ended September 30, 2007 compared to $1.4 million during the nine-month period ended September 30, 2006.

DEPRECIATION

Depreciation expense increased $3,000, or 3%, to $89,000 in the three months ended September 30, 2007, compared to $86,000 in the same period ended September 30, 2006. For the nine months ended September 30, 2007, depreciation expense increased $11,000, or 4%, to $270,000, compared to $259,000 in the same period ended September 30, 2006. The increases are primarily attributable to additional depreciation of office equipment.

OTHER INCOME

For the quarter ended September 30, 2007 and 2006, the Company did not record any gains or losses. During the nine months ended September 30, 2007, the Company recorded a loss from the disposal of equipment compared to the nine months ended September 30, 2006 when the Company recorded gains and losses that offset.

INTEREST INCOME

Interest income increased $26,000, or 2%, to $1,086,000 for the quarter ended September 30, 2007 from $1,060,000 in the quarter ended September 30, 2006. Interest income for the quarters ended September 30, 2007 and 2006, includes $992,000 and $662,000 in discount accretion and premium amortization, respectively. The increase in interest income was due to an increase in the yields that we received on our cash, cash equivalent assets and marketable securities. The weighted average interest rate for our investments for the three-month period ended September 30, 2007 was 5.12% compared to 5.11% for same period in 2006.

During the nine months ended September 30, 2007, interest income increased $320,000, or 11%, to $3.2 million from $2.9 million during the nine months ended September 30, 2006. Interest income for the nine-month period ended September 30, 2007 and 2006, includes $2.6 million and $1.8 million in discount accretion and premium amortization, respectively. The increase in interest income was due to an increase in the yields that we received on our cash, cash equivalent assets and marketable securities. The weighted average interest rate for our investments for the nine months ended September 30, 2007 was 5.13% compared to 4.70% for same period in 2006.

The current earnings rate as of September 30, 2007 is 4.96%. As of October 31, 2007, the current yield on the Company’s portfolio is 4.81%, down 0.15% due to declining interest rates. On October 31, 2007, the Federal Reserve lowered the federal funds rate from 4.75% to 4.50%. We expect this interest rate reduction to negatively impact our reinvestment rate on cash, cash equivalents and marketable securities for the fourth quarter of 2007.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended September 30, 2007 and 2006, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $20.7 million at September 30, 2007 from $1.7 million at December 31, 2006. Marketable securities decreased to $65.1 million at September 30, 2007 from $82.6 million at December 31, 2006. The overall combined increase of $1.5 million in cash and cash equivalents and marketable securities is primarily due to an increase in net income, proceeds from the exercise of stock options partially offset by an increase in operating expenses for the nine-month period ended September 30, 2007.

Cash used by operating activities was approximately $1.2 million during the nine months ended September 30, 2007 compared to cash used by operating activities of approximately $2.6 million during the nine months ended September 30, 2006. The decrease in cash used by operations was primarily attributable to the Company's higher net income, and a decrease in accrued interest receivable, prepaids and other current assets, offset by an increase in discount amortization.

Cash provided by investing activities was approximately $19.8 million during the nine months ended September 30, 2007. The cash was provided primarily by the maturity of marketable securities partially offset by the purchase of marketable securities. Cash used by investing activities was approximately $19.3 million during the nine months ended September 30, 2006. The cash was used primarily for the purchase of marketable securities partially offset by the maturity of marketable securities. Capital expenditures were $47,000 for the nine-month period ended September 30, 2007 compared to $8,000 for the same period in 2006. The increase was for the purchase of computer and office equipment.

Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2007. There was no cash provided by or used in financing activities during the nine months ended September 30, 2006. The cash provided by financing activities during the nine months ended September 30, 2007 was attributable to proceeds from the exercise of stock options. There were no stock option exercises during the nine months ended September 30, 2006.

At September 30, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.4 million, $1.3 million and $53,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $14.0 million which expires in varying amounts in 2007 and 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $222.8 million of the $228.4 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $222.8 million of net operating losses available to offset taxable income, approximately $206.4 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s exposure to market rate risk for changes in interest rates relates primarily to the Company’s cash, cash equivalent assets and marketable securities. There is a market rate risk for changes in interest rates earned on these investments as well as an inherent rollover risk in the investments as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates. However, there is minimal risk of loss of principal in the cash, cash equivalent assets or marketable securities, only a risk related to potential reduction in future interest income. The Company does not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2007 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the third quarter ended September 30, 2007 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

CLARUS CORPORATION

Date: November 9, 2007	/s/ Warren B. Kanders
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