Form 10-K
period 2007-12-31
CLARUS CORP
filed 2008-03-07
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF m
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2007 was approximately $133.1 million based on $9.10 per share, the closing price of the common stock as quoted on the OTC Pink Sheets Electronic Quotation Service.

The number of shares of the Registrant's common stock outstanding at March 3, 2008 was 17,366,747 shares.

DOCUMENT INCORPORATED BY REFERENCE
Portions of our Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2007 fiscal year end are incorporated by reference into Part III of this report.

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

BUSINESS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our cash, cash equivalents, marketable securities, other non-operating assets (including, to the extent available, our net operating loss carryforward) and our publicly-traded stock to enhance future growth. The strategy also sought to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's operating expenses, excluding transaction expenses, have remained relatively stable during the past three fiscal years, management currently believes that the Company's operating expenses, excluding potential unsuccessful transaction expenses, will exceed investment income during 2008 due to declines in interest rates and earnings on investments.

As part of our strategy to enhance stockholder value, on December 6, 2002, we consummated the sale of substantially all of the assets of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, to Epicor Software Corporation ("Epicor"), a Delaware corporation, for a purchase price of $1.0 million in cash (the "Asset Sale"). Epicor is traded on the NASDAQ National Market under the symbol "EPIC." The sale included licensing, support and maintenance activities from our eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products, our customer lists, certain contracts and certain intellectual property rights related to the purchased assets, maintenance payments and certain furniture and equipment. Epicor agreed to assume certain of our liabilities, such as executory obligations arising under certain contracts, agreements and commitments related to the transferred assets. We remained responsible for all of our other liabilities, including liabilities under certain contracts, any violations of environmental laws and for our obligations related to any of our indebtedness and employee benefit plans or taxes that were due and payable in connection with the acquired assets on or before the closing date of the Asset Sale.

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

On January 1, 2003, we sold the assets related to our Cashbook product, which were excluded from the Epicor transaction, to an employee group headquartered in Limerick, Ireland. This completed the sale of nearly all of our active software operations as part of our strategy to limit operating losses and enable us to reposition our business in order to enhance stockholder value. In anticipation of the redeployment of our assets, our cash equivalents and marketable securities are being held in short-term, highly rated instruments designed to preserve safety and liquidity and to exempt us from registration as an investment company under the Investment Company Act of 1940.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific industries for potential acquisitions, we plan to seek businesses with substantial operations and free cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. Our investment criteria generally includes companies with a transaction value of between $200 million to over $500 million with levels of earnings before income tax, taxes, depreciation and amortization of approximately $25 million or greater so as to utilize our available net operating loss tax carryforwards (“NOLs”). In addition, we believe that our common stock, which has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Risk Factors" below.

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

At the Company's annual stockholders meeting on July 24, 2003, the stockholders approved an amendment (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of Clarus' securities in order to help assure the preservation of our NOLs. Although the transfer restrictions imposed on our securities are intended to reduce the likelihood of an impermissible ownership change, no assurance can be given that such restrictions would prevent all transfers that would result in an impermissible ownership change. The Amendment generally restricts and requires prior approval of our Board of Directors of direct and indirect acquisitions of the Company's equity securities if such acquisition will affect the percentage of our capital stock that is treated as owned by a 5% stockholder. The restrictions will generally only affect persons trying to acquire a significant interest in our common stock.

On February 7, 2008, our Board of Directors approved a Rights Agreement (the “Rights Agreement”) which provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, payable to stockholders of record as of the close of business on February 12, 2008. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $12.00. The Rights Agreement is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended. A significant penalty is imposed on any person or group that acquires 4.9% or more (but less than 50%) of our then-outstanding common stock without the prior approval of our Board of Directors. There is no guaranty that the objective of the Rights Agreement of preserving the NOLs will be achieved. There is a possibility that certain transactions may be completed by stockholders or prospective stockholders that could trigger an “ownership change.” The parties to the Rights Agreement, dated as of February 12, 2008 are Clarus and American Stock Transfer & Trust Company, as rights agent.

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

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2007, we had a total of ten employees, all of which are located in our Stamford, Connecticut headquarters. Our employees devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities. None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 3, 2008 are as follows:

Warren B. Kanders, 50, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since May 2007, Mr. Kanders has served as a director of Highlands Acquisition Corp., a publicly-held blank check company formed with a focus on acquiring a business in the healthcare industry. Since August 2007, Mr. Kanders has served as the Chairman of the Board and Chief Executive Officer of Kanders Acquisition Company, Inc., a blank check company formed with a focus on acquiring a business in no particular industry or geography. Mr. Kanders has served as the President of Kanders & Company since 1990. Prior to the completion of the acquisition of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armed vehicles and safety and survivability products and systems to the aerospace & defense, public safety, homeland security and commercial markets, by BAE Systems plc on July 31, 2007, he served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. From April 2004 until October 2006, Mr. Kanders served as the Executive Chairman, and since October 2006, has served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc., a publicly-held company that, through its subsidiary, Concord Steel, is a leading independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of Langer, Inc., a Nasdaq-listed provider of orthotic and skin-care products. From October 1992 to May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson Eyecare Corporation, a distributor of eye care products and services.

Philip A. Baratelli, 40, has served as our Chief Financial Officer, Secretary and Treasurer since February 2007. Since February 2007, Mr. Baratelli has also served as Chief Financial Officer for Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Warren B. Kanders that makes investments in and provides consulting services to public and private entities. Since April 2007, Mr. Baratelli has served as the Chief Financial Officer for Highlands Acquisition Corp., a publicly-held blank check company formed with a focus on acquiring a business in the healthcare industry. Since August 2007, Mr. Baratelli has served as the Chief Financial Officer of Kanders Acquisition Company, Inc. a blank check company formed with a focus on acquiring a business in no particular industry or geography. From June 2001 to February 2007, Mr. Baratelli was the Corporate Controller and Treasurer of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems serving aerospace & defense, public safety, homeland security and commercial markets. From February 1998 to February 2001, Mr. Baratelli was employed by PricewaterhouseCoopers LLP in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Banks, Inc. in various finance and credit analysis positions. Mr. Baratelli received a Bachelor of Science in finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a Certified Public Accountant.

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

RISKS RELATED TO CLARUS CORPORATION

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business, we will no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $282.1 million from our inception through December 31, 2007. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable Clarus to redeploy its assets and use its cash, cash equivalents and marketable securities to enhance stockholder value, we have sold our electronic commerce business, which represented substantially all of our revenue generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with operations and free cash flow, experienced management teams, and operations in markets offering significant growth opportunities. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses. We may not be able to successfully identify such a business, obtain financing for such acquisition, or successfully operate any business that we identify. We have been working without success since December 2002 to identify a suitable merger partner and consummate an acquisition. Failure to redeploy successfully will result in our inability to become profitable.

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

OUR EFFORTS TO REDEPLOY OUR ASSETS COULD BE MATERIALLY ADVERSELY AFFECTED BY THE LOSS OF KEY MANAGEMENT OR THE DIVERSION OF OUR MANAGEMENT TO OUTSIDE INTERESTS.

Our ability to successfully effect a redeployment of our assets and successfully run the Company following such a transaction is dependent upon the efforts of key management, including Warren B. Kanders, our Executive Chairman of the Board of the Directors. The loss of his services, or the inability of the Company to continue to retain his services on mutually satisfactory terms, could have a detrimental effect on the market price of our common stock and our future business, financial condition and results of operations.

Our executive employees devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities, including blank check companies and not-for-profit entities affiliated with Kanders & Company. While management believes these non-exclusive arrangements benefit the Company by availing itself of certain of the resources of Kanders & Company, the other business interests of these individuals could limit their ability to devote time to our affairs. It is noted, however, that the obligations of our executive management team to present business opportunities to the other business entities they are affiliated with is first subject to any pre-existing fiduciary or other obligations our executive management team may owe to Clarus.

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

SINCE WE HAVE NOT YET SELECTED A PARTICULAR INDUSTRY OR TARGET BUSINESS WITH WHICH TO REDEPLOY OUR ASSETS, YOU WILL BE UNABLE TO CURRENTLY ASCERTAIN THE MERITS OR RISKS OF THE INDUSTRY OR BUSINESS IN WHICH WE MAY ULTIMATELY OPERATE.

Because we may consummate a merger or acquisition with a company in any industry and are not limited to any particular type of business there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we complete a merger or acquisition with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a target business.

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

OUR ABILITY TO BE SUCCESSFUL AFTER A REDEPLOYMENT OF OUR ASSETS MAY BE DEPENDENT UPON THE CONTINUED EFFORTS OF OUR MANAGEMENT TEAM AND KEY PERSONNEL WHO MAY JOIN US FOLLOWING A REDEPLOYMENT OF OUR ASSETS.

The role of our management team and key personnel from the target business we acquire cannot presently be ascertained. While we intend to closely scrutinize any individuals we engage after a redeployment of our assets, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

AS A RESULT OF AN ASSET REDEPLOYMENT WE MAY BE REQUIRED TO SUBSEQUENTLY TAKE WRITE-DOWNS OR WRITE-OFFS, RESTRUCTURING, AND IMPAIRMENT OR OTHER CHARGES THAT COULD HAVE A SIGNIFICANT NEGATIVE EFFECT ON OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS AND OUR STOCK PRICE, WHICH COULD CAUSE YOU TO LOSE SOME OR ALL OF YOUR INVESTMENT.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

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

CERTAIN PROTECTIVE MEASURES IMPLEMENTED BY US TO PRESERVE OUR NOL MAY NOT BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOL. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of Clarus' capital stock that is treated as owned by a "5% stockholder." Additionally, on February 7, 2008, our Board of Directors approved a Rights Agreement which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended.

Although the transfer restrictions imposed on our capital stock and the Rights Agreement are intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such protective measures would prevent all transfers that would result in an impermissible ownership change. These protective measures also will require any person attempting to acquire a significant interest in us to seek the approval of our Board of Directors. This may have an "anti-takeover" effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because protective measures implemented by us to preserve our NOL will have the effect of restricting a stockholder's ability to acquire our common stock, the liquidity and market value of our common stock might suffer.

IF WE EFFECT AN ACQUISITION OR MERGER WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, WE WOULD BE SUBJECT TO A VARIETY OF ADDITIONAL RISKS THAT MAY NEGATIVELY IMPACT OUR OPERATIONS.

We may effect an acquisition or merger with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

IF WE EFFECT AN ACQUISITION OR MERGER WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, THE LAWS APPLICABLE TO SUCH COMPANY WILL LIKELY GOVERN ALL OF OUR MATERIAL AGREEMENTS AND WE MAY NOT BE ABLE TO ENFORCE OUR LEGAL RIGHTS.

If we effect an acquisition or merger with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002 WILL REQUIRE SUBSTANTIAL FINANCIAL AND MANAGEMENT RESOURCES AND MAY INCREASE THE TIME AND COSTS OF COMPLETING AN ACQUISITION.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. An acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2007.

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

	High	Low
Calendar Year 2008
First Quarter (through March 3, 2008)	$6.40	$5.60

Year ended December 31, 2007
First Quarter	$8.20	$7.05
Second Quarter	$9.80	$8.05
Third Quarter	$9.85	$6.75
Fourth Quarter	$7.30	$5.73

Year ended December 31, 2006
First Quarter	$8.45	$6.90
Second Quarter	$7.19	$6.30
Third Quarter	$7.34	$6.40
Fourth Quarter	$7.50	$6.70

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and The Russell 2000 Index for the period commencing on December 31, 2002 and ending on December 31, 2007 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2002. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG CLARUS, THE NASDAQ NATIONAL MARKET COMPOSITE AND
THE RUSSELL 2000 INDEX

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
CLARUS CORPORATION	$100.00	$129.89	$160.14	$148.58	$125.44	$104.98
NASDAQ NATIONAL MARKET COMPOSITE	$100.00	$150.01	$162.89	$165.14	$180.85	$135.99
THE RUSSELL 2000 INDEX	$100.00	$145.37	$170.08	$175.73	$205.61	$199.96

$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
2002
2003
2004
2005
2006
2007
CLRS
Russell 2000
NASDAQ - Market Composite

* $100 INVESTED ON 12/31/02 IN STOCK OR INDEX - INCLUDING REINVESTMENT OF DIVIDENDS.

STOCKHOLDERS

On March 3, 2008, the last reported sales price for our common stock was $6.40 per share. As of March 3, 2008, there were 141 holders of record of our common stock.

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

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2007.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding our equity plans as of December 31, 2007:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights
(C)
Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,248,750	$5.98	3,771,847
Equity compensation plans not approved by security holders (2) (3) (4)	1,100,000	$7.83	—
Total	2,348,750	$6.84	3,771,847

(1)
Consists of stock options and restricted stock awards issued under the Amended and Restated Stock Incentive Plan of Clarus Corporation (the “2000 Plan”). Also consists of stock options issued and issuable under the 2005 Clarus Corporation Stock Incentive Plan (the “2005 Plan”).

(2)	Includes options granted to the Company’s Executive Chairman, Warren B. Kanders to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(3)	Includes options granted to the Company’s Executive Chairman, Warren B. Kanders to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

(4)
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

	Years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License fees	$—	$—	$—	$1,106	$—
Service fees	—	—	—	—	130
Total Revenues	—	—	—	1,106	130

Operating expenses:

General and administrative	3,767	3,530	3,504	3,395	4,986
Provision for doubtful accounts	—	—	—	—	18
Transaction expense	(13)	1,431	(59)	1,636	—
Loss on sale or disposal of assets	—	—	—	—	36
Depreciation	359	346	334	186	762
Total Operating Expenses	4,113	5,307	3,779	5,217	5,802
Operating Loss	(4,113)	(5,307)	(3,779)	(4,111)	(5,672)

Other income (expense)	(6)	—	(2)	19	169
Interest income	4,239	4,016	2,490	1,203	1,238
Interest expense	—	—	—	—	(66)

Net Income (Loss) Before Income Tax	$120	$(1,291)	$(1,291)	$(2,889)	$(4,331)

Income tax	3	—	—	—	—

Net Income (Loss)	$117	$(1,291)	$(1,291)	$(2,889)	$(4,331)

Income (Loss) Per Share
Basic	$0.01	$(0.08)	$(0.08)	$(0.18)	$(0.27)
Diluted	$0.01	$(0.08)	$(0.08)	$(0.18)	$(0.27)

Weighted Average Common Shares Outstanding
Basic	16,658	16,613	16,329	16,092	15,905
Diluted	17,051	16,613	16,329	16,092	15,905

Balance Sheet Data:	As of December 31,
	2007	2006	2005	2004	2003
Cash and cash equivalents	$41,886	$1,731	$23,270	$48,377	$15,045
Marketable securities	$45,223	$82,634	$61,601	$35,119	$73,685
Total assets	$88,680	$86,673	$88,278	$86,437	$89,445
Total stockholders' equity	$87,719	$85,716	$86,609	$84,854	$86,819

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. RESULTS FOR THE YEAR ENDED DECEMBER 31, 2007 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS. SUCCESSFUL REDEPLOYMENT OF OUR ASSETS IS DEPENDENT UPON THE EFFORTS OF OUR EXECUTIVE MANAGEMENT TEAM, IN PARTICULAR WARREN B. KANDERS, OUR EXECUTIVE CHAIRMAN OF THE BOARD OF DIRECTORS. WHILE MR. KANDERS RESIGNED EFFECTIVE JULY 31, 2007 AS CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF ARMOR HOLDINGS, INC. IN CONNECTION WITH ITS SALE, HE AND OUR OTHER EMPLOYEES ALSO SERVE IN VARIOUS CAPACITIES WITH OTHER PUBLIC AND PRIVATE ENTITIES, INCLUDING BLANK CHECK COMPANIES AND NOT-FOR-PROFIT ENTITIES. AS PREVIOUSLY DISCLOSED, OUR EXECUTIVE EMPLOYEES, INCLUDING MR. KANDERS DEVOTE AS MUCH OF THEIR TIME AS IS NECESSARY TO THE AFFAIRS OF THE COMPANY.

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

-
On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2007 and 2006 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

RESTRUCTURING AND RELATED COSTS

During the years ended December 31, 2002 and 2001, the Company's management approved restructuring plans to reorganize and reduce operating costs. Restructuring and related charges of $12.8 million were expensed in the years ended December 31, 2002 and 2001 in an attempt to align the Company's cost structure with projected revenue.

During the year ended December 31, 2003, the Company determined that actual restructuring and related charges were in excess of the amounts provided for in the years ended December 31, 2002 and 2001 and recorded additional restructuring charges of $250,000. This amount was charged to general and administrative costs during the year ended December 31, 2003. The charges for the year ended December 31, 2003 were comprised of $223,000 for employee separation costs and $27,000 for facility closure and consolidation costs.

During the year ended December 31, 2004, the Company recorded an additional restructuring charge of $33,000 for facility closure costs. The increase was the result of significant fluctuations in exchange rates and increased rent expense. Expenditures for the year ended December 31, 2004 totaled $190,000 consisting of $125,000 for employee separation costs and $65,000 for facility closing costs.

During the years ended December 31, 2006 and 2005, expenditures for facility closing costs totaled $17,000 and $56,000 respectively. As of December 31, 2006 and after, the balance for restructuring and related costs was zero.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2007 AND 2006

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

REVENUES

Total revenues for the years ended December 31, 2007 and 2006 were zero.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses increased $237,000 or 7%, to $3.8 million during the year ended December 31, 2007, compared to $3.5 million during the year ended December 31, 2006. The increase in general and administrative expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to increases in employment compensation and benefits, non-cash stock option expense and rent offset by decreases in investment custody fees, accounting fees, stock administrative fees and other professional fees. This trend is consistent with management's stated strategy to limit our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger. However, management believes we will incur a net loss in 2008 based on our current level of expenses due to lower projected investment yields on our portfolio. General and administrative expenses include salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSE

Transaction expense decreased $1.4 million or 101% to a credit balance of $13,000 during the year ended December 31, 2007, compared to $1.4 million during the same period in 2006. During the year ended December 31, 2007, the Company incurred approximately $12,000 in expenses and credits of $25,000 related to acquisition negotiations and due diligence processes that terminated without the consummation of an acquisition. The Company incurred approximately $1.4 million of transaction expense during the year ended December 31, 2006, arising out of acquisition negotiations and due diligence processes that terminated without the consummation of the acquisitions.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense increased $13,000 or 4%, to $359,000 for the year ended December 31, 2007, compared to $346,000 in the year ended December 31, 2006. The increase is primarily attributable to the additional depreciation of office equipment.

OTHER INCOME (LOSS)

For the year ended December 31, 2007, the Company recorded a loss of $6,000 from the disposal of equipment compared to the year ended December 31, 2006 when the Company recorded gains and losses that offset.

INTEREST INCOME

Interest income increased $223,000 or 6%, to $4.2 million for the year ended December 31, 2007 compared to $4.0 million for the year ended December 31, 2006. Interest income for the years ended December 31, 2007 and 2006, includes $3.6 million and $2.5 million in discount accretion and premium amortization, respectively. The increase in interest income was due primarily to higher rates of return on investments as well as higher levels of cash available for investment. The weighted average interest rate for our investments for the year ended December 31, 2007 was 4.95% compared to 4.82% for the year ended December 31, 2006. The current earnings rate as of December 31, 2007 is 4.28%.

The current earnings rate as of January 31, 2008 is 3.98%. As of February 29, 2008, the current yield on the Company’s portfolio is 3.42% down 0.56% due to declining interest rates. On January 22, 2008, the Federal Reserve lowered the federal funds rate from 4.25% to 3.50%. We expect this interest rate reduction to negatively impact our reinvestment rate on cash, cash equivalents and marketable securities for the year ended December 31, 2008.

INCOME TAXES

For the year ended December 31, 2007, the Company recorded a provision of $3,000 for income taxes. The income tax provision is a result of the federal Alternative Minimum tax provisions. As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the years ended December 31, 2006 or 2005.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REVENUES

Total revenues for the years ended December 31, 2006 and 2005 were zero.

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

INTEREST INCOME

Interest income increased to $4.0 million for the year ended December 31, 2006 compared to $2.5 million for the year ended December 31, 2005. Interest income for the years ended December 31, 2006 and 2005, includes $2.5 million and $1.5 million in discount accretion and premium amortization, respectively. The increase in interest income was due primarily to higher rates of return on investments. The weighted average interest rate for our investments for the year ended December 31, 2006 was 4.82% compared to 2.99% for the year ended December 31, 2005. The current earnings rate as of December 31, 2006 was 5.18%.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the years ended December 31, 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents increased to $41.9 million at December 31, 2007 from $1.7 million at December 31, 2006 due to a shift in the composition of the investment portfolio to cash and cash equivalents. Cash and cash equivalents are investments with a shorter duration, less than three months, under accounting principles generally accepted in the United States of America. Marketable securities decreased to $45.2 million at December 31, 2007 from $82.6 million at December 31, 2006. The overall combined increase of $2.7 million in cash, cash equivalents and marketable securities is primarily due to an increase in net income, proceeds from the exercise of stock options partially offset by an increase in operating expenses for the period ended December 31, 2007.

Cash used in operating activities was approximately $1.6 million during the year ended December 31, 2007 compared to cash used by operating activities of approximately $3.0 million in the year ended December 31, 2006. The decrease in cash used by operations was primarily attributable to the Company’s higher net income, a decrease in accrued interest receivable, prepaids and other current assets, offset by an increase in discount amortization, deferred rent and non-cash items. The trend in cash used in operating activities is consistent with management's stated strategy, following the sale of substantially all of the Company's operating assets in December 2002, to reduce our cash expenditure rate by targeting, to the extent practicable, our overhead expenses to the amount of our investment income until the completion of an acquisition or merger. While the Company's operating expenses, excluding transaction expenses, have remained relatively stable during the past three fiscal years, management currently believes that the Company's operating expenses, excluding potential unsuccessful transaction expenses, will exceed investment income during 2008, due to the declining interest rate environment.

Cash provided by investing activities was approximately $40.3 million during the year ended December 31, 2007. The cash was provided by the maturity of marketable securities partially offset by the purchase of marketable securities. Cash used by investing activities was approximately $18.6 million during the year ended December 31, 2006. The cash was used for the purchase of marketable securities partially offset by the maturity of marketable securities.

Cash provided by financing activities during 2007 was attributable to stock option exercises. Cash provided by financing activities was $1.4 million for the year ended December 31, 2007. There was no cash provided by financing activities during the year ended December 31, 2006. There were no stock option exercises during the year ended December 31, 2006.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded total non-cash stock compensation expense of approximately $268,000 and $301,000, respectively related to unvested restricted stock under SFAS 123R for the years ended December 31, 2007 and 2006. For the year ended December 31, 2007, the Company incurred compensation expense of approximately $176,000 related to stock options. For the year ended December 31, 2006 the Company incurred no compensation expense related to options under SFAS 123R.

On December 13, 2007, the Company issued 430,000 stock options, under the Company’s 2005 Stock Incentive Plan, to directors and employees of the Company. The vesting period for 150,000 options issued to directors was one year and four years for the remaining 280,000 options issued to employees. For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year	4 years

Dividend Yield	0.00%	0.00%
Expected volatility	31.8%	40.9%
Risk-free interest rate	3.54%	3.80%
Expected life	5.75 years	6.25 years
Weighted average fair value	$2.22	$2.77

Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2007 was approximately $1.1 million which will be amortized over the vesting period of the options. There were no options granted during the year ended December 31, 2006.

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

At December 31, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.4 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $1.6 million which expires in 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $223.1 million of the $228.4 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $223.1 million of net operating losses available to offset taxable income, approximately $206.4 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Net Operating Loss And Capital Loss Carryforward Expiration Dates*
(Unaudited)
December 31, 2007

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)

2007	$—	$0
2008	—	1,599
2009	1,900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
Total	228,418	1,599
Section 382 limitation	(5,363)	—
After Limitations	$223,055	$1,599

*Subject to compliance with Section 382 of the Internal Revenue Code.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2007 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
(in thousands)	Payment Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Leases	$2,425	$420	$877	$1,128	$—
Total	$2,425	$420	$877	$1,128	$—

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

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $25,156 a month during 2007, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

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

We also leased approximately 5,200 square feet near Toronto, Canada, at a cost of approximately $11,000 per month, which was used for the delivery of services as well as research and development through October 2001. This lease expired on February 14, 2006. This facility had been sub-leased for approximately $5,000 a month, pursuant to a sublease, which expired on January 30, 2006. The cost, net of the estimated sublease income, was included in general and administrative expense in the accompanying statement of operations in 2002.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The Company does not believe that the requirements of SFAS No. 157 which were effective for the Company on January 1, 2008 will have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the SFAS No. 157 requirements which will be effective for the Company on January 1, 2009 on the Company’s results of operations and financial position.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2007 and 2006 (in thousands, except per share data). The operating results are not indicative of results for any future period.

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	$ (874)	$ (998)	$(1,050)	$(1,191)
Net income (loss) before taxes	$202	$81	$36	$(199)
Net income (loss)	$202	$81	$36	$(202)

Net income (loss) per share:
Basic	$0.01	$0.00	$0.00	$(0.01)
Diluted	$0.01	$0.00	$0.00	$(0.01)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	(2,249)	(1,019)	(961)	(1,078)
Net income (loss)	$(1,382)	$(24)	$99	$16

Net income (loss) per share:
Basic	$(0.08)	$(0.00)	$0.01	$0.00
Diluted	$(0.08)	$(0.00)	$0.01	$0.00

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Clarus Corporation:

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, in 2006, the Company adopted the provisions of Financial Accounting Standards Board No. 123(R), Share-Based Payment, as of January 1, 2006.

/s/ KPMG LLP

Stamford, Connecticut
March 7, 2008

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(In Thousands, Except Share and Per Share Amounts)

ASSETS
	2007	2006

CURRENT ASSETS:
Cash and cash equivalents	$41,886	$1,731
Marketable securities	45,223	82,634
Interest receivable	15	402
Prepaids and other current assets	175	207
Total current assets	87,299	84,974

PROPERTY AND EQUIPMENT, NET	1,381	1,699
Total assets	$88,680	$86,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$618	$680
Total current liabilities	618	680

Deferred rent	343	277
Total liabilities	961	957

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,441,747 and 17,188,622 shares issued; and 17,366,747 and 17,113,622 outstanding in 2007 and 2006, respectively	2	2
Additional paid-in capital	369,827	367,945
Accumulated deficit	(282,121)	(282,238)
Less treasury stock, 75,000 shares at cost	(2)	(2)
Accumulated other comprehensive gain	13	9
Total stockholders' equity	87,719	85,716
Total liabilities and stockholders' equity	$88,680	$86,673

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Per Share Amounts)

	2007	2006	2005

REVENUES:
Total revenues	—	—	—

OPERATING EXPENSES:
General and administrative	3,767	3,530	3,504
Transaction expense	(13)	1,431	(59)
Depreciation	359	346	334
Total operating expenses	4,113	5,307	3,779

OPERATING LOSS	(4,113)	(5,307)	(3,779)

OTHER EXPENSE	(6)	—	(2)
INTEREST INCOME	4,239	4,016	2,490

NET INCOME (LOSS) BEFORE TAXES	120	(1,291)	(1,291)

INCOME TAXES	3	—	—

NET INCOME (LOSS)	$117	$(1,291)	$(1,291)

NET INCOME (LOSS) PER SHARE

Basic	$0.01	$(0.08)	$(0.08)

Diluted	$0.01	$(0.08)	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	16,658	16,613	16,329

Diluted	17,051	16,613	16,329

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

							Accumulated
			Additional				Other
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)

BALANCES, December 31, 2004	16,735	2	368,385	(279,656)	(75)	(2)	(130)
Exercise of stock options	448	—	2,594	—	—	—	—
Issuance of restricted shares, net of amortization	4	—	(275)	—	—	—	—
Net loss	—	—	—	(1,291)	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	42
BALANCES, December 31, 2005	17,187	2	370,704	(280,947)	(75)	(2)	(88)

Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted shares, net of amortization	1	—	301	—	—	—	—
Net loss	—	—	—	(1,291)	—	—	—
Reclassification of deferred compensation upon adoption of SFAS No. 123R as of January 1, 2006	—	—	(3,060)	—	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	97
BALANCES, December 31, 2006	17,188	2	367,945	(282,238)	(75)	(2)	9

Exercise of stock options	247	—	1,438	—	—	—	—
Issuance of restricted shares, net of amortization	7	—	444	—	—	—	—
Net income	—	—	—	117	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	4
BALANCES, December 31, 2007	17,442	$2	$369,827	$(282,121)	(75)	$(2)	$13

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS (Cont.)
Years Ended December 31, 2007, 2006 and 2005
(In Thousands)

		Total
	Deferred	Stockholders'	Comprehensive
	Compensation	Equity	Loss

BALANCES, December 31, 2004	(3,745)	84,854	—
Exercise of stock options	—	2,594	—
Issuance of restricted shares, net of amortization	685	410	—
Net loss	—	(1,291)	(1,291)
Increase in unrealized gain on marketable securities	—	42	42
Total comprehensive loss			$(1,249)

BALANCES, December 31, 2005	(3,060)	86,609	—
Exercise of stock options	—	—	—
Issuance of restricted shares, net of amortization	—	301	—
Net loss	—	(1,291)	(1,291)
Reclassification of deferred compensation upon the adoption of SFAS No. 123R as of January 1, 2006	3,060	—	—
Increase in unrealized gain on marketable securities	—	97	97
Total comprehensive loss			$(1,194)

BALANCES, December 31, 2006	—	85,716	—
Exercise of stock options	—	1,438	—
Issuance of restricted shares, net of amortization	—	444	—
Net income	—	117	117
Increase in unrealized gain on marketable securities	—	4	4
Total comprehensive loss			$(1,073)

BALANCES, December 31, 2007	$—	$87,719

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(In Thousands, Except Share Amounts)

	2007	2006	2005

OPERATING ACTIVITIES:
Net income (loss)	$117	$(1,291)	$(1,291)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	359	346	334
Amortization of (discount) and premium on securities, net	(2,929)	(2,405)	(669)
Amortization of equity compensation plans	444	301	410
Changes in operating assets and liabilities:
Decrease/(increase) in interest receivable, prepaids and other current assets	419	(154)	77
Decrease/(increase) in deposits and other long-term assets	—	956	(1)
Decrease in accounts payable and accrued liabilities	(62)	(781)	(731)
Increase in deferred rent	66	69	93
Net cash used in operating activities	(1,586)	(2,959)	(1,778)

INVESTING ACTIVITIES:
Purchase of marketable securities	(150,803)	(161,004)	(93,887)
Proceeds from the sale and maturity of marketable securities	191,147	142,473	68,116
Purchase of property and equipment	(48)	(49)	(17)
Disposal of equipment	7	—	—
Increase in transaction expenses	—	—	(135)
Net cash provided by (used in) investing activities	40,303	(18,580)	(25,923)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	1,438	—	2,594
Net cash provided by financing activities	1,438	—	2,594

CHANGE IN CASH AND CASH EQUIVALENTS	40,155	(21,539)	(25,107)
CASH AND CASH EQUIVALENTS, beginning of year	1,731	23,270	48,377
CASH AND CASH EQUIVALENTS, end of year	$41,886	$1,731	$23,270

SUPPLEMENTAL DISCLOSURE:
(Decrease)/increase in transaction expenses included in accounts payable and accrued liabilities	$—	$(778)	$778
(Decrease)/increase in transaction expenses included in other assets	$—	$(913)	$913
Grant of restricted stock	$—	$—	$50
Cash paid for franchise and property taxes	$456	$540	$684

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

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

Management now consists of four corporate executive officers and a support staff of six, all of whom are located in Stamford, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash, cash equivalents and marketable securities to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include or included Clarus CSA, Inc., Clarus International, Inc., SAI Recruitment Limited, SAI (Ireland) Limited, Clarus eMEA Ltd., i2Mobile.com Limited, SAI America Limited, REDEO Technologies, Inc., Software Architects International, Limited and SAI America LLC. As of December 31, 2007 all of these subsidiaries have ceased operations and have been dissolved or are in the process of being dissolved.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $41.9 million and $1.7 million in cash and cash equivalents included in the accompanying consolidated balance sheets for the years ended December 31, 2007 and 2006, respectively.

MARKETABLE SECURITIES

Marketable securities for the periods ended December 31, 2007 and 2006, consist of government notes and bonds. The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

Property and equipment are summarized as follows (in thousands):

	December 31,		Useful Life
	2007	2006	(in years)
Computers and equipment	$263	$249	1 - 5
Furniture and fixtures	488	488	7
Leasehold improvements	1,893	1,893	8
	2,644	2,630
Less: accumulated depreciation	(1,263)	(931)
Property and equipment, net	$1,381	$1,699

Depreciation expense related to property and equipment totaled $359,000, $346,000 and $334,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any income from these companies during 2007, 2006 or 2005. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2007 and 2006, respectively.

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

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2007 and 2006 (in thousands):

	2007	2006
Accounts payable	$17	$335
Accrued bonuses	220	30
Accrued professional services	205	201
Accrued taxes	120	98
Other	56	16
	$618	$680

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximates fair value. Marketable securities are carried at fair value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments in privately held companies approximated their respective carrying values of zero at December 31, 2007 and 2006.

STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of December 31, 2007, the number of shares authorized and reserved for issuance under the 2005 Plan is 3.8 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of December 31, 2007, 565,000 stock options have been awarded under the plan of which 355,000 are unvested and 210,000 are vested and eligible for exercise. The Company also had two employee stock purchase plans which were terminated in December 2007, as described more fully in Note 7.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded total non-cash stock compensation expense of approximately $268,000 and $301,000, respectively related to unvested restricted stock under SFAS 123R for fiscal 2007 and 2006. For fiscal 2007, the Company incurred compensation expense of approximately $176,000 related to stock options. For fiscal 2006 the Company incurred no compensation expense related to options under SFAS 123R.

On December 13, 2007, the Company issued 430,000 stock options to directors and employees of the Company. The vesting period for 150,000 options issued to directors was one year and four years for the remaining 280,000 options issued to employees. For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year	4 years

Dividend Yield	0.00%	0.00%
Expected volatility	31.8%	40.9%
Risk-free interest rate	3.54%	3.80%
Expected life	5.75 years	6.25 years
Weighted average fair value	$2.22	$2.77

Using these assumptions, the fair value of the stock options granted during fiscal 2007 was approximately $1.1 million which will be amortized over the vesting period of the options. There were no options granted during fiscal 2006.

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

The following table shows the effect on net loss and earnings per share if the fair value method of accounting had been applied to options issued prior to the adoption of SFAS 123R on January 1, 2006. For purposes of this pro forma disclosure, the estimated fair value of an option utilizing the Black-Scholes option pricing model is assumed to be amortized to expense over the option's vesting periods (in thousands, except per share amounts):

2005
Net loss, as reported	$(1,291)
Add stock-based employee compensation expense included in reported net loss	410
Deduct total stock-based employee compensation expense determined under fair-value based method for all awards	(3,467)
Pro forma net loss	$(4,348)

Earnings per Share:
Basic - as reported	$(0.08)
Basic - pro forma	$(0.27)
Diluted - as reported	$(0.08)
Diluted - pro forma	$(0.27)

For SFAS No. 123 purposes, the fair value of each option granted in 2005 has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

2005
Dividend yield	0%
Expected volatility	57%
Risk-free interest rate	4.31%
Expected life	Four years

Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2005 was approximately $692,000, which would be amortized over the vesting period of the options. The weighted-average grant-date fair values of the stock options granted during the year ended December 31, 2005 was $3.95. There were no options issued during 2006.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We continually assess the need for a tax valuation allowance based on all available information. As of December 31, 2007, and as a result of this assessment, we do not believe that our deferred tax assets are more likely than not to be realized. In addition, we continuously evaluate our tax contingencies in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48.

NET INCOME (LOSS) PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net income (loss) per share for the years ended December 31, 2006 and 2005 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options and restricted stock due to the net loss for the years ended December 31, 2006 and 2005. The potential effects of the incremental shares are as follows (in thousands):

	2007	2006	2005
Weighted average common shares - basic	16,658	16,613	16,329

Effect of dilutive stock options	148	112	316
Effect of dilutive restricted stock	245	205	502
Total effect of potential incremental shares	393	317	818

Weighted average common shares - diluted	17,051	16,930	17,147

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.08)
Diluted	$0.01	$(0.08)	$(0.08)

For fiscal 2007, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 1,298,750 shares of the Company’s common stock and 500,000 shares of restricted stock as these securities were potentially dilutive in computing net income per share. Diluted net income per share for fiscal 2007 excluded the anti-dilutive effect of options to purchase 550,000 shares of the Company’s common stock whose exercise prices were higher than the average market price of the Company’s common stock.

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

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2007, 2006 and 2005 the Company operated in one principal business segment. Due to the sale of our operating assets as discussed in “Prior Business”, the Company is a holding company.

Geographic revenue and the carrying value of property and equipment, net as of and for the years ended December 31, 2007, 2006 and 2005 were as follows:

(in thousands)	2007	2006	2005
Revenue:
United States	$—	$—	$—
International	—	—	—
Total	$—	$—	$—

Property and equipment, net:
United States	$1,381	$1,699	$1,996
Total	$1,381	$1,699	$1,996

NEW ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The Company does not believe that the requirements of SFAS No. 157 which were effective for the Company on January 1, 2008 will have a material impact on the Company’s consolidated financial statements. The Company is currently evaluating the impact of the SFAS No. 157 requirements which will be effective for the Company on January 1, 2009 on the Company’s results of operations and financial position.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company believes the adoption of this statement will not have a material impact on its consolidated financial statements.

2. MARKETABLE SECURITIES

As of December 31, 2007, and 2006, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

At December 31, 2007, marketable securities consisted of government and government agency notes and bonds with a fair market value of $45.2 million. The amortized cost of marketable securities at December 31, 2007 was $45.2 million with an unrealized gain of $7,000. The maturities of all securities are less than 12 months at December 31, 2007.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $304,600 during the year ended December 31, 2007 and $123,000 during the year ended December 31, 2006.

As of December 31, 2007, the Company had a net receivable of $46,000 from Kanders & Company. The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid and received in the first quarter of 2008. As of December 31, 2006, the Company had a receivable of $76,000 from Kanders & Company. The amount due from Kanders & Company is included in prepaids and other current assets. The outstanding amount was paid in the first quarter of 2007.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG. Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG.   Such services aggregated $79,000 during the year ended December 31, 2007 and $63,000 during the year ended December 31, 2006.

As of December 31, 2007, the Company had an outstanding receivable of $10,000 from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in March 2008. As of December 31, 2006, the Company had an outstanding receivable of $44,000 from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid by SIG in March 2007.

During the year ended December 31, 2007, the Company incurred no charges related to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. For the same period ended December 31, 2006, the Company incurred charges of approximately $64,000 for payments to Kanders Aviation LLC.

As of December 31, 2007 and 2006, the Company had no outstanding receivables from or payables to Kanders Aviation.

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

6. INCOME TAXES

For financial reporting purposes, profits and (losses) from continuing operations before income taxes include the following components (in thousands):

	YEARS ENDED
	DECEMBER 31,
	2007	2006	2005
Pre-Tax Income (loss):
Domestic	$120	$(1,291)	$(1,291)
Foreign	—	—	—
	$120	$(1,291)	$(1,291)

The components of the income tax expense for each of the years in the three-year period ended December 31, 2007 is as follows (in thousands):

	YEARS ENDED
	DECEMBER 31,
	2007	2006	2005
Current:
Federal	$3	$—	$—
State	—	—	—
Foreign	—	—	—
Total current income for provision	$3	$—	$—

	YEARS ENDED
	DECEMBER 31,
	2007	2006	2005
Deferred:
Federal	3,850	(168)	(3,122)
State	1,218	350	7,057
Foreign	—	—	—
	5,068	182	3,935
Increase (decrease) in valuation allowance for deferred income taxes	(5,068)	(182)	(3,935)
Total deferred income tax for provision	—	—	—
Total income tax provision	$3	$—	$—

Total deferred income taxes were allocated as follows for the years ended December 31 (in thousands):

	2007	2006	2005

Income (loss) from operations	$(5,068)	$(182)	$(3,935)
Stockholders’ equity	(1)	(38)	34
Total	$(5,069)	$(220)	$(3,901)

The income taxes credited to stockholders’ equity relate to the tax benefit arising from unrealized gains on marketable securities.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2007, 2006 and 2005:

	YEARS ENDED
	DECEMBER 31,
	2007	2006	2005
Computed "expected" income tax expense (benefit)	34.0%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	514.4	(0.5)	(7.4)
NOL adjustments	152.3	18.3	376.6
Capital loss carryforward adjustment	3,506.2	30.3	—
Non-cash stock compensation	(9.5)	—	(29.5)
Income tax effect attributable to foreign operations	—	—	—
Other	8.2	—	—
(Decrease) increase in valuation allowance and other items	(4,202.8)	(14.1)	(305.7)
Income tax expense (benefit)	2.8%	—%	—%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's existing deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	YEARS ENDED
	DECEMBER 31,
	2007	2006
Deferred income tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$84,970	$90,209
Charitable contribution carryforward	4	4
Depreciation	(139)	(241)
Unrealized loss	(5)	(4)
Non-cash compensation	724	608
Accrued liabilities	134	181
Reserves for investments	1,728	1,728
Net deferred income tax assets before valuation allowance	87,416	92,485
Valuation allowance for deferred income tax assets	(87,416)	(92,485)
Net deferred income tax assets	$—	$—

The net change in the valuation allowance for deferred income tax assets for 2007 was a decrease of $5.1 million as compared to a decrease of $0.2 million in 2006 and a decrease in 2005 of $3.9 million. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against net deferred income tax assets at December 31, 2007, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2007, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.4 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $1.6 million which expire in 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $223.1 million of the $228.4 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $223.1 million of net operating losses available to offset taxable income, approximately $206.4 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Net Operating Loss And Capital Loss Carryforward Expiration Dates*
(Unaudited)
December 31, 2007

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)

2007	$—	$0
2008	—	1,599
2009	1,900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
Total	228,418	1,599
Section 382 limitation	(5,363)	—
After Limitations	$223,055	$1,599

* Subject to compliance with Section 382 of the Internal Revenue Code.

7. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $31,000, $29,000 and $6,000 during the years ended December 31, 2007, 2006 and 2005, respectively.

On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offered employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, were eligible to participate after 90 days of employment. Employees could contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock could have been purchased under the Plans. Common stock was purchased directly from the Company on behalf of the participants. During the years ended December 31, 2007, 2006 and 2005, no shares were purchased for the benefit of the participants under the Plans.

Effective December 13, 2007, the Company terminated the Employee Stock Purchase Plan and the Global Employee Stock Purchase Plan (the “Plans”). We determined to discontinue the Plans because, at the time of termination, there were no employees participating in the Plans and the Plans were no longer a meaningful part of the Company’s equity incentive program.

8. STOCK INCENTIVE PLANS

The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in 1998. Under the 1998 Plan, the Board of Directors had the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants to the Company. The 1998 Plan provided for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and stockholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that could be granted through awards under the 1998 Plan to any employee in any calendar year could not exceed 200,000 shares. The 1998 Plan was terminated in June 2005, but 683,750 stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2007.

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The number of shares authorized and reserved for issuance under the 2005 Plan is 3.8 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of December 31, 2007, 565,000 stock options have been awarded under the plan of which 355,000 are unvested and 210,000 are vested and eligible for exercise.

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

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2.7 million was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2005 to $4.2 million to account for the increase in fair market value from grant date through December 31, 2005. With the implementation of SFAS 123R on January 1, 2006, the remaining compensation expense of $2.0 million of this award was expensed on a straight line basis over the remaining time period of 7.5 years. During the years ended December 31, 2007 and 2006, $268,000 was amortized to compensation expense for this award. At December 31, 2007, 245,000 of these shares were included in the computation of diluted earnings per share due to the net income for the year ended December 31, 2007.

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

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. The Company recorded total non-cash stock compensation expense of approximately $268,000 and $301,000, respectively related to unvested restricted stock under SFAS 123R for fiscal 2007 and 2006. For fiscal 2007, the Company incurred compensation expense of approximately $176,000 related to stock options. For fiscal 2006 the Company incurred no compensation expense related to options under SFAS 123R.

On December 13, 2007, the Company issued 430,000 stock options to directors and employees of the Company. The vesting period for 150,000 options issued to directors was one year and four years for the remaining 280,000 options issued to employees. For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year	4 years

Dividend Yield	0.00%	0.00%
Expected volatility	31.8%	40.9%
Risk-free interest rate	3.54%	3.80%
Expected life	5.75 years	6.25 years
Weighted average fair value	$2.22	$2.77

Using these assumptions, the fair value of the stock options granted during fiscal 2007 was approximately $1.1 million which will be amortized over the vesting period of the options. There were no options granted during fiscal 2006. For the year ended December 31, 2005, the Company granted 175,000 options.

The Company recorded total non-cash stock compensation expense of approximately $0.3 million, $0.3 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively for 508,786 shares of restricted stock. Total non-cash stock compensation expense related to stock options was $176,000 for the year ended December 31, 2007. There was no stock compensation expense incurred by the Company related to stock options for the years ended December 31, 2006 and 2005.

Total options available for grant under all plans as of December 31, 2007 were 3.8 million. A summary of changes in outstanding options during the three years ended December 31, 2007 is as follows:

			Weighted
		Range of	Average
		Exercise	Exercise
	Shares	Prices	Price
December 31, 2004	1,961,617	$4.83 - $10.00	$6.93

Granted	175,000	$7.40 - $ 8.50	$8.16
Forfeited	—
Expired	(7,500)	$7.63	$7.63
Exercised	(447,867)	$4.83 - $7.00	$5.79
December 31, 2005	1,681,250	$5.35 - $10.00	$7.36

Granted	—
Forfeited	—
Expired	(7,500)	$5.41	$5.41
Exercised	—
December 31, 2006	1,673,750	$5.35 - $10.00	$7.36

Granted	430,000	$5.98	$5.98
Forfeited	(7,757)	$7.40 - $8.60	$8.17
Expired	—
Exercised	(247,243)	$5.35 - $8.60	$5.81
December 31, 2007	1,848,750	$5.35 - $10.00	$7.24

Vested and exercisable at December 31, 2007	1,493,750		$7.54

Vested and exercisable at December 31, 2006	1,673,750		$7.36

Vested and exercisable at December 31, 2005	1,681,250		$7.36

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2007

Outstanding				Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Exercise	of Shares	Average	Remaining	of Shares	Average
Price	Outstanding at	Exercise	Contractual	Exercisable at	Exercise
Range	December 31, 2007	Price	Life (Years)	December 31, 2007	Price
$ 5.35 - $ 7.81	1,298,750	$6.27	6.4	943,750	$6.37
$ 7.82 - $10.00	550,000	$9.55	5.8	550,000	$9.55
	1,848,750	$7.24	6.2	1,493,750	$7.54

9. COMMITMENTS AND CONTINGENCIES

LEASES

The Company rents certain office space, under non-cancelable operating leases. Rents charged to expense were approximately $400,000 in each of the years ended December 31, 2007, 2006, and 2005, respectively. Future minimum lease payments for the next five years and thereafter under non-cancelable operating leases with remaining terms greater than one year as of December 31, 2007, are as follows (in thousands):

	Gross Rental	Sub-Lease
	Obligations	Income
Year ending December 31,
2008	420	105
2009	426	106
2010	451	113
2011	1,128	282
2012	—	—
Thereafter	—	—
Total	$2,425	$606

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $25,156 a month during 2007, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

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

10. SUBSEQUENT EVENTS

On February 7, 2008, our Board of Directors approved a Rights Agreement (the “Rights Agreement”) which provides for a dividend distribution of one preferred share purchase right (a “Right”) for each outstanding share of our common stock, payable to stockholders of record as of the close of business on February 12, 2008. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of our Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a purchase price of $12.00. The Rights Agreement is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended. A significant penalty is imposed on any person or group that acquires 4.9% or more (but less than 50%) of our then-outstanding common stock without the prior approval of our Board of Directors. There is no guaranty that the objective of the Rights Agreement of preserving the NOLs will be achieved. There is a possibility that certain transactions may be completed by stockholders or prospective stockholders that could trigger an “ownership change.” The parties to the Rights Agreement, dated as of February 12, 2008 are Clarus and American Stock Transfer & Trust Company, as rights agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters during the periods covered by this Annual Report on Form 10-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2007 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2007.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this report and as part of their audit, has issued their report, included herein in Item 8, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.)

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2008 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a)	Financial Statements

(1)	The following financial statements are filed with this report on the following pages indicated:

(2)	The following additional financial statement schedule and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

Schedule II Valuation and Qualifying Accounts	52

(3)	The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 of the  Company's Form S-1 Registration Statement filed with the Securities and Exchange Commission on April 6, 1998 (File No. 333- 46685)).

3.2
Amendment to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 4.1 of the Company's 10-Q filed with the Securities and Exchange Commission on August 14, 2000).

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

3.7
Form of Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).

4.1
See Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2
Specimen Stock Certificate (incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 26, 1998 (File No. 333-46685)).

4.3
Restricted Stock Agreement, dated as of April 11, 2003, between the Company and Warren B. Kanders (incorporated herein  by reference to Exhibit 4.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on May 15,  2003). *

4.4
Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 4.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008).

4.5	Form of Rights Certificate (incorporated herein by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 13, 2008).

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

10.9	Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.10	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10- Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.11
Lease, dated as of September 23, 2003, between Reckson Operating Partnership, L.P., the Company and Kanders & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.12
Transportation Services Agreement, dated as of December 18, 2003, between Kanders Aviation, LLC and the Company (incorporated herein by reference to Exhibit 10.23 of the Company's 10-K filed with the Securities and Exchange Commission on March 11, 2004).

10.13
Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 2, 2005). *

10.14
Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to  Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 11, 2005). *

10.15
Amendment to the form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated  herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on  January 6, 2006). *

10.16
Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement Form S-8 filed with the Securities and Exchange Commission on August 18, 2005). *

10.17
Extension Agreement, dated as of May 1, 2006, to the Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).*

10.18
Resignation and Severance Agreement and General Release, dated as of December 11, 2006, between the Company and Nigel P. Ekern (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2006).*

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. **

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934. **

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 7, 2008
By:  /s/ Philip A. Baratelli

Philip A. Baratelli
Chief Financial Officer

Signature	Title	Date

/s/ Warren B. Kanders	Executive Chairman of the Board of Directors	March 7, 2008
Warren B. Kanders	(principal executive officer)

/s/ Philip A. Baratelli	Chief Financial Officer	March 7, 2008
Philip A. Baratelli	(principal financial officer)

/s/ Donald L. House	Director	March 7, 2008
Donald L. House

/s/ Burtt R. Ehrlich	Director	March 7, 2008
Burtt R. Ehrlich

/s/ Nicholas Sokolow	Director	March 7, 2008
Nicholas Sokolow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Clarus Corporation:

Under date of March 7, 2008, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007, which are included in the Clarus Corporation 2007 Annual Report on Form 10-K. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of Clarus Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP
Stamford, Connecticut
March 7, 2008

Schedule II

Valuation and Qualifying Accounts
Clarus Corporation and Subsidiaries
For the years ended December 31, 2007, 2006 and 2005
Valuation Allowance for Deferred Income Tax Assets and Restructuring and Related Charges

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions (a)	Period
Valuation Allowance for Deferred Income Tax Assets
2005	$96,606,000	$(3,901,000)	$—	$92,705,000
2006	92,705,000	(220,000)	—	92,485,000
2007	$92,485,000	$(5,069,000)	$—	$87,416,000

Restructuring Accruals
2005	$73,000	—	$56,000	$17,000
2006	$17,000	—	$17,000	—

(a)	Deductions related to restructuring and related accruals represent cash payments.

EXHIBIT INDEX

Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934