Form 10-Q
period 2008-03-31
CLARUS CORP
filed 2008-05-05
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0-24277

CLARUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1972600
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
YES ☐ NO ☒

As of May 1, 2008, there were outstanding 17,441,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - March 31,
	2008 (unaudited) and December 31, 2007	1

	Condensed Consolidated Statements of Operations (unaudited) -
	Three months ended March 31, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows (unaudited) -
	Three months ended March 31, 2008 and 2007	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Procedures and Controls	13

PART II	OTHER INFORMATION

Item 1A.	Risk Factors	14

Item 6.	Exhibits	14

SIGNATURE PAGE		14
EXHIBIT INDEX		15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	MARCH 31,	DECEMBER 31,
	2008	2007
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,393	$41,886
Marketable securities	64,561	45,223
Interest receivable	3	15
Prepaids and other current assets	83	175
Total current assets	87,040	87,299

PROPERTY AND EQUIPMENT, NET	1,293	1,381
TOTAL ASSETS	$88,333	$88,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$370	$618
Total current liabilities	370	618
Deferred rent	360	343
Total liabilities	730	961

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none
issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,441,747 and 17,226,747 shares issued and 17,366,747 and 17,151,747
outstanding in 2008 and 2007, respectively	2	2
Additional paid-in capital	370,026	369,827
Accumulated deficit	(282,538)	(282,121)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive gain	115	13
Total stockholders' equity	87,603	87,719

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,333	$88,680

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
REVENUES:	$—	$—
Total revenues	—	—
OPERATING EXPENSES:
General and administrative	1,150	784
Depreciation expense	89	90
Total operating expenses	1,239	874

OPERATING LOSS	(1,239)	(874)
OTHER EXPENSE	—	(1)
INTEREST INCOME	822	1,077
NET (LOSS)/INCOME	$(417)	$202
(Loss)/income per common share:
Basic	$(0.02)	$0.01
Diluted	$(0.02)	$0.01
Weighted average common shares outstanding:
Basic	16,867	16,620
Diluted	16,867	16,990

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(417)	$202
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Depreciation on property and equipment	89	90
Amortization of equity compensation plans	198	67
Amortization of discount and premium on securities, net	(595)	(714)
Changes in operating assets and liabilities:
Decrease/(increase) in interest receivable, prepaids and
other current assets	104	(107)
(Decrease)/increase in accounts payable and accrued liabilities	(248)	8
Increase in deferred rent	17	16

NET CASH USED IN OPERATING ACTIVITIES	(852)	(438)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(27,641)	(27,261)
Proceeds from maturity of marketable securities	9,000	43,040
Sale of property and equipment	—	2
Purchase of property and equipment	—	(23)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(18,641)	15,758

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

CHANGE IN CASH AND CASH EQUIVALENTS	(19,493)	15,320

CASH AND CASH EQUIVALENTS, beginning of period	41,886	1,731
CASH AND CASH EQUIVALENTS, end of period	$22,393	$17,051

SUPPLEMENTAL DISCLOSURE:
Cash paid for franchise and property taxes	$161	$141

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be obtained for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

The Company did not incur any transaction expenses in the first quarter of 2008 and 2007. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

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

For the period ended March 31, 2008, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period. Options to acquire 955,000 shares of common stock during the period ended March 31, 2008, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during the period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 893,750 shares of the Company's common stock and 500,000 shares of restricted stock whose exercise prices were lower than the average market price of the Company's common stock during the period ended March 31, 2008, as their inclusion would have been anti-dilutive because the Company incurred losses during the period.

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31,
	2008	2007
Basic earnings per share
calculation:
Net (loss) income	$(417)	$202
Weighted average
common shares - basic	16,867	16,620
Basic net (loss) income
per share	$(0.02)	$0.01

Diluted earnings per share
calculation:
Net (loss) income	$(417)	$202
Weighted average
common shares - basic	16,867	16,620
Effect of dilutive stock
options	—	141
Effect of dilutive restricted
stock	—	229
Weighted average
common shares
diluted	16,867	16,990
Diluted net (loss)
income per share	$(0.02)	$0.01

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, non-qualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of March 31, 2008, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of March 31, 2008, 565,000 stock options have been awarded under the plan of which 317,500 are unvested and 247,500 are vested and eligible for exercise.

The Company recorded total non-cash stock compensation expense of approximately $67,000 related to unvested restricted stock under SFAS 123R for the periods ended March 31, 2008 and 2007. For the period ended March 31, 2008, the Company incurred compensation expense of approximately $131,000 related to stock options. There was no compensation expense related to stock options incurred for the same period in 2007.

No options were granted during the periods ended March 31, 2008 or 2007.

A summary of the status of stock option grants as of March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	1,848,750	$7.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2008	1,848,750	$7.24

Options exercisable at March 31, 2008	1,531,250	$7.50

The following table summarizes information about stock options outstanding as of March 31, 2008:
				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$5.35 - $ 6.06	893,750	576,250	7.0	$5.56
$6.07 - $10.00	955,000	955,000	6.5	$8.68
Total	1,848,750	1,531,250	6.4	$7.50

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of March 31, 2008, there were 317,500 unvested shares and unrecognized compensation cost of $802,000 related to unvested stock options.

Under the provisions of FAS 123R, compensation expense for restricted stock is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 for the three month periods ended March 31, 2008 and 2007.

NOTE 5. COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,
	2008	2007
	(in thousands)
Net (loss)/income	$(417)	$202

Increase in unrealized
gain (loss) on marketable securities	102	(10)

Comprehensive (loss)/income	$(315)	$192

NOTE 6. CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7. NEW ACCOUNTING PRONOUCEMENTS

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of this pronouncement has had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The adoption of this pronouncement had no impact to date on the Company’s consolidated financial statements.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $38,000 during the quarter ended March 31, 2008 and $83,000 during the quarter ended March 31, 2007.

As of March 31, 2008, the Company had a net receivable of $25,000 from Kanders & Company. The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid in April 2008. As of December 31, 2007, the Company had a net receivable of $46,000 from Kanders & Company. The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid and received in the first quarter of 2008.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG, an entity the Company shared office space with until October 1, 2008. Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG. Such services aggregated $8,000 during the quarter ended March 31, 2008 and $38,000 during the quarter ended March 31, 2007.

As of March 31, 2008, the Company had an outstanding receivable of $8,000 from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in May 2008. As of December 31, 2007, the Company had an outstanding receivable of $10,000 from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid by SIG in March 2008.

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

NOTE 9. NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At March 31, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.6 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2008. The Company also has a capital loss carryforward of $1.6 million which expires at the end of 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $223.4 million of the $228.6 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $223.4 million of net operating losses available to offset taxable income, approximately $206.6 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
MARCH 31, 2008

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)
2008	-	1,599
2009	1900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	132
Total	228,550	1,599
Section 382 limitation	(5,164)	-
After Limitations	$223,386	$1,599

*Subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalents and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties as set forth in "Risk Factors" found in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and described below.

We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. RESULTS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

- The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

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

- On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award. Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under SFAS 123R, compensation cost recognized during 2008 and 2007 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2008 TO FIRST QUARTER 2007

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $366,000 or 47% to $1,150,000 during the quarter ended March 31, 2008, compared to $784,000 during the quarter ended March 31, 2007. The increase in general and administrative expense for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007, was primarily attributable to increases in non-cash equity compensation expense, employment compensation and benefits and investment custody fees. Management believes we will incur a net loss in 2008 based on our current level of expenses due to lower projected investment yields on our investment portfolio. General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

There were no transaction expenses incurred during the quarter ended March 31, 2008 or 2007. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense decreased $1,000 or 1.0% to $89,000 for the quarter ended March 31, 2008 compared to $90,000 in the quarter ended March 31, 2007. The decrease is primarily attributable to less depreciation for office equipment.

OTHER EXPENSE

There was no other expense incurred for the quarter ended March 31, 2008. For the quarter ended March 31, 2007, the Company incurred other expenses totaling approximately $1,000. The loss in 2007 related to the sale of computer equipment partially offset by gains from foreign currency.

INTEREST INCOME

Interest income decreased $255,000 or 24% to $0.8 million for the quarter ended March 31, 2008 from $1.1 million in the quarter ended March 31, 2007. Interest income for the quarters ended March 31, 2008 and 2007, includes $0.8 million and $0.7 million in discount accretion and premium amortization, respectively. The decrease in interest income was due primarily to lower rates of return on investments. The weighted average interest rate for our investments for the period ended March 31, 2008 was 3.69% compared to 5.15% for same period in 2007. The current earnings rate on our portfolio as of March 31, 2008 is 3.21%. We expect the current rate to decline as existing higher yielding investments mature and are invested at lower current interest rates.

On January 22, 2008, the Federal Reserve lowered the federal funds rate from 4.25% to 3.50%. On January 30, 2008, the Federal Reserve lowered the federal funds rate from 3.50% to 3.00% and then again on March 18, 2008 from 3.00% to 2.25%. On April 30, 2008, the Federal Reserve Board met and lowered the federal funds rate again from 2.25% to 2.00%. We expect these interest rate reductions to continue to negatively impact our reinvestment rate on our cash, cash equivalents and marketable securities for the year ended December 31, 2008.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $22.4 million at March 31, 2008 from $41.9 million at December 31, 2007 due to the repositioning of our investment portfolio to marketable securities. Marketable securities are investments with a longer duration under the accounting principles generally accepted in the United States of America. Marketable securities increased to $64.6 million at March 31, 2008 from $45.2 million at December 31, 2007. The overall combined decrease of $0.1 million in cash and cash equivalents and marketable securities is primarily due to the decrease in income and an increase in operating expenses for the quarter.

Cash used in operating activities was approximately $0.9 million during the quarter ended March 31, 2008 compared to approximately $0.4 million during the quarter ended March 31, 2007. This increase was primarily attributable to the Company's net loss, a decrease in discount amortization, interest receivable, prepaids and other current assets and accounts payables and accrued liabilities offset by an increase in non-cash items.

Cash used by investing activities was approximately $18.6 million during the quarter ended March 31, 2007 compared to approximately $15.7 million used by investing activities during the quarter ended March 31, 2007. During the quarter ended March 31, 2008, cash was used primarily by the purchase of marketable securities partially offset by the maturity of marketable securities.

There was no cash provided by or used in financing activities during the quarter ended March 31, 2008 or 2007.

At March 31, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $228.6 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2008. The Company also has a capital loss carryforward of $1.6 million which expires at the end of 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $223.4 million of the $228.6 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $223.4 million of net operating losses available to offset taxable income, approximately $206.6 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk. Our investment portfolio consists of United States government and government agency notes and bonds.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

There are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

CLARUS CORPORATION

Date: May 5, 2008	/s/ Warren B. Kanders
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