Form 10-Q
period 2008-06-30
CLARUS CORP
filed 2008-08-04
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

As of August 1, 2008, there were outstanding 17,366,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	JUNE 30,	DECEMBER 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,929	$41,886
Marketable securities	69,365	45,223
Interest receivable	9	15
Prepaids and other current assets	187	175
Total current assets	86,490	87,299

PROPERTY AND EQUIPMENT, NET	1,204	1,381
TOTAL ASSETS	$87,694	$88,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$428	$618
Total current liabilities	428	618

LONG-TERM LIABILITIES:
Deferred rent	377	343

Total liabilities	805	961

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,441,747 and 17,226,747 shares issued and 17,366,747 and 17,151,747 outstanding in 2008 and 2007, respectively	2	2
Additional paid-in capital	370,224	369,827
Accumulated deficit	(283,321)	(282,121)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive (loss) income	(14)	13
Total stockholders' equity	86,889	87,719

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,694	$88,680

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2008	2007	2008	2007
REVENUES:	$—	$—	$—	$—
Total revenues	—	—	—	—

OPERATING EXPENSES:
General and administrative	1,253	899	2,403	1,683
Transaction costs	—	8	—	8
Depreciation	89	91	178	181
Total operating expenses	1,342	998	2,581	1,872

OPERATING LOSS	(1,342)	(998)	(2,581)	(1,872)
OTHER EXPENSE	—	—	—	(1)
INTEREST INCOME	559	1,079	1,381	2,156
NET (LOSS) INCOME	$(783)	$81	$(1,200)	$283

(Loss) Income per common share:
Basic	$(0.05)	$0.00	$(0.07)	$0.02
Diluted	$(0.05)	$0.00	$(0.07)	$0.02

Weighted average shares outstanding:
Basic	16,867	16,659	16,867	16,640
Diluted	16,867	17,156	16,867	17,078

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	SIX MONTHS
	ENDED JUNE 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(1,200)	$283
Adjustments to reconcile net (loss) income to net cash used in Operating activities:
Depreciation on property and equipment	178	181
Amortization of equity compensation plans	397	134
Amortization of discount and premium on securities, net	(976)	(1,489)
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable, prepaids and other current assets	(6)	210
Decrease in accounts payable and accrued liabilities	(190)	(209)
Increase in deferred rent	34	33
NET CASH USED IN OPERATING ACTIVITIES	(1,763)	(857)

INVESTING ACTIVITIES:
Purchases of marketable securities	(76,293)	(71,195)
Proceeds from maturity of marketable securities	53,100	84,236
Sale of property and equipment	—	2
Purchase of property and equipment	(1)	(39)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(23,194)	13,004

FINANCING ACTIVITIES:

Proceeds from the exercises of stock options	—	368
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	368
CHANGE IN CASH AND CASH EQUIVALENTS	(24,957)	12,515

CASH AND CASH EQUIVALENTS, Beginning of Period	41,886	1,731
CASH AND CASH EQUIVALENTS, End of Period	$16,929	$14,246

SUPPLEMENTAL DISCLOSURE:

Cash paid for franchise and property taxes	$327	$320

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2008 are not necessarily indicative of the results to be obtained for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

No transaction expenses were recognized for the second quarter of 2008. The Company recognized approximately $8,000 of transaction expenses in the second quarter of 2007, arising out of an acquisition negotiation and due diligence process that terminated in June 2007 without the consummation of the acquisition. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

Our investment portfolio consists of United States government and government agency notes and bonds. The Company has continued to monitor its investment in U.S. Government Agency securities and has not incurred any losses subsequent to June 30, 2008.  We believe investments in U.S. Government Agency securities are stable and provide an increased yield over similar duration U.S. Treasury securities.

NOTE 3. (LOSS) EARNINGS PER SHARE

Basic net (loss) income per share attributable to common stockholders is computed by dividing the net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net (loss) income per share attributable to common stockholders is computed by including the effect of all potentially dilutive securities, including options, warrants, restricted stock and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net (loss) income per share attributable to common stockholders if their effect is anti-dilutive.

For the three and six months ended June 30, 2008, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period. Options to acquire 965,000 shares of common stock during the three and six months ended June 30, 2008, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during the period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 883,750 shares of the Company's common stock and 500,000 shares of restricted stock whose exercise prices were lower than the average market price of the Company's common stock during the three and six months ended June 30, 2008, as their inclusion would have been anti-dilutive because the Company incurred losses during the periods.

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of Earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Net (loss) income	$(783)	$81	$(1,200)	$283
Weighted average common shares – basic	16,867	16,659	16,867	16,640
Basic net (loss) income per share	$(0.05)	$0.00	$(0.07)	$0.02

Diluted earnings per share calculation:
Net (loss) income	$(783)	$81	$(1,200)	$283
Weighted average common shares – basic	16,867	16,659	16,867	16,640
Effect of dilutive stock options	—	245	—	196
Effect of dilutive restricted stock	—	252	—	242
Weighted average common shares diluted	16,867	17,156	16,867	17,078
Diluted net (loss) income per share	$(0.05)	$0.00	$(0.07)	$0.02

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of June 30, 2008, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of June 30, 2008, 565,000 stock options have been awarded under the plan of which 280,000 are unvested and 285,000 are vested and eligible for exercise.

The Company recorded total non-cash equity compensation expense of approximately $67,000 and $134,000 respectively, for the three and six months ended June 30, 2008 related to unvested restricted stock under SFAS 123R. For the three and six months ended June 30, 2008, the Company incurred non-cash equity compensation expense of approximately $131,000 and $263,000 related to stock options granted December 13, 2007. There was no non-cash compensation expense related to stock options incurred for the same period in 2007.

No options were granted during the three and six months ended June 30, 2008 or 2007.

A summary of the status of stock option grants as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	1,848,750	$7.24
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2008	1,848,750	$7.24

Options exercisable at June 30, 2008	1,568,750	$7.47

The following table summarizes information about stock options outstanding as of June 30, 2008:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$5.35 - $ 6.04	883,750	603,750	6.7	$5.58
$6.05 - $10.00	965,000	965,000	6.2	$8.65
Total	1,848,750	1,568,750	6.5	$7.47

The fair value of unvested options is determined based on the closing market price of our shares on the grant date and is recognized over the requisite service period of one to six years. As of June 30, 2008, there were 280,000 unvested shares and unrecognized compensation cost of $671,000 related to unvested stock options.

Under the provisions of FAS 123R, compensation expense for the restricted stock is measured based on the fair value of the award at the date of grant and is recognized over the requisite service period of ten years resulting in a charge of $67,000 and $134,000 respectively, for the three and six months ended June 30, 2008 and 2007, respectively.

NOTE 5. COMPREHENSIVE (LOSS) INCOME

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive (loss) income and its components of net (loss) income and "Other Comprehensive (Loss) Income." "Other Comprehensive (Loss) Income" refers to revenues, expenses and gains and losses that are not included in net (loss) income but rather are recorded directly in stockholders' equity. The components of comprehensive (loss) income for the three and six months ended June 30, 2008 and 2007 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2008	2007	2008	2007
(in thousands)
Net (loss)/income	$(783)	$81	$(1,200)	$283
Increase in unrealized loss on marketable securities	(128)	(15)	(27)	(25)
Comprehensive (loss)/income	$(911)	$66	$(1,227)	$258

NOTE 6. CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnote of important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008.  The Company is currently evaluating the effect that the adoption of SFAS 161 might have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and thereby will not impact preparation of the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and will be applied prospectively. The adoption of this pronouncement has had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operation and cashflow.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The partial adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $37,700 during the three months ended June 30, 2008 and $60,400 during the three months ended June 30, 2007. For the six month periods ended June 30, 2008 and 2007, respectively, such services aggregated $75,700 and $142,400, respectively.

As of June 30, 2008, the Company had a net payable of $5,000 to Kanders & Company. The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid and received in July 2008. As of June 30, 2007, the Company had an outstanding receivable of $60,400 from Kanders & Company. The outstanding amount was paid in July 2007.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG. Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG. Such services aggregated $10,600 during the three months ended June 30, 2008 and $16,300 during the three months ended June 30, 2007. For the six month period ended June 30, 2008 and 2007, respectively, such services aggregated $18,600 and $55,200, respectively.

As of June 30, 2008, the Company had outstanding a receivable of $10,600 due from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in the third quarter of 2008. As of June 30, 2007, the Company had outstanding a receivable of $53,700 from SIG. The outstanding amount was paid by SIG in July and August 2007.

During the three- and six-month periods ended June 30, 2008 and 2007, the Company incurred no charges to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC.

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

NOTE 9. NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At June 30, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.1 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $1.6 million which expires in 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $224.1 million of the $229.1 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $224.1 million of net operating losses available to offset taxable income, approximately $207.1 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
JUNE 30, 2008

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)

2008	$-	$1,599
2009	1,900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	633
Total	229,051	1,599
Section 382 limitation	(4,964)	-
After Limitations	$224,087	$1,599

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. RESULTS FOR THE THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2008 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

- The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive (loss) income until realized.

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

OPERATING EXPENSES

General and administrative expense includes salaries and employee benefits, non-cash equity compensation, rent, insurance, legal, accounting, investment management fees and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $354,000, or 39%, to $1,253,000 during the quarter ended June 30, 2008, compared to $899,000 during the quarter ended June 30, 2007. The increase in general and administrative expense for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007, was primarily attributable to increases in non-cash equity compensation expense, employment compensation and benefits, investment management fees, professional fees and travel expenses offset by decreases in franchise and property taxes. General and administrative expenses increased $720,000, or 43%, to $2,403,000 during the six-month period ended June 30, 2008, compared to $1,683,000 during the same period ended June 30, 2007. The increase in general and administrative expense for the six months ended June 30, 2008 was primarily attributable to increases in non-cash equity compensation expense, employment compensation and benefits, investment management fees, other professional fees and travel expenses offset by decreases in franchise and property taxes. Management believes the Company will incur a net loss in fiscal 2008 based on our current level of expenses due to lower projected investment yields on our investment portfolio. General and administrative expense includes salaries and employee benefits, non-cash equity compensation, rent, insurance, legal, accounting, investment management fees and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

Transaction expenses decreased $8,000, or 100%, to zero during the three and six months ended June 30, 2008, compared to $8,000 incurred for the same period ended June 30, 2007, arising out of an acquisition, negotiation and due diligence process that terminated without the consummation of the acquisition. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION EXPENSE

Depreciation expense decreased $2,000, or 2%, to $89,000 in the three months ended June 30, 2008, compared to $91,000 in the same period ended June 30, 2007. For the six months ended June 30, 2008, depreciation expense decreased $3,000, or 2%, to $178,000, compared to $181,000 in the same period ended June 30, 2007. The decrease is primarily attributable to less depreciation for office equipment and minimal purchase of new fixed assets.

OTHER EXPENSE

There was no other income or expense for the quarters ended June 30, 2008 and 2007. For the six months ended June 30, 2008, other income decreased $1,000, or 100%, to zero compared to $1,000 in the same period ended June 30, 2007, when the Company recorded a loss from the disposal of equipment.

INTEREST INCOME

Interest income decreased $520,000, or 48%, to $559,000 for the quarter ended June 30, 2008, from $1.1 million in the quarter ended June 30, 2007. Interest income for the quarters ended June 30, 2008 and 2007, includes $0.5 million and $0.9 million in discount accretion and premium amortization, respectively. The decrease in interest income was due primarily to lower rates of return on investments. The weighted average interest rate for our investments for the three-month period ended June 30, 2008, was 2.60% compared to 5.12% for same period in 2007.

During the six months ended June 30, 2008, interest income decreased $775,000, or 36%, to $1.4 million from $2.2 million during the six months ended June 30, 2007. Interest income for the six-month period ended June 30, 2008 and 2007, includes $1.3 million and $1.6 million in discount accretion and premium amortization, respectively. The decrease in interest income was due primarily to lower rates of return that we received on our cash, cash equivalent assets and marketable securities. The weighted average interest rate for our investments for the six months ended June 30, 2008 was 3.20% compared to 5.13% for same period in 2007.

The current earnings rate as of July 15, 2008 is 2.34%. We expect the current rate to decline as existing higher yielding investments mature and are invested at lower current interest rates.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and six month periods ended June 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $16.9 million at June 30, 2008, from $41.9 million at December 31, 2007, due to repositioning of our investment portfolio to marketable securities. Marketable securities are investments with a longer duration under the accounting principles generally accepted in the United States of America. As of June 30, 2008, the weighted average maturity of the portfolio is 138 days. Marketable securities increased to $69.4 million at June 30, 2008, from $45.2 million at December 31, 2007. The overall combined decrease of $0.8 million in cash and cash equivalents and marketable securities is primarily due to the decrease in interest income and an increase in operating expenses for the quarter.

Cash used by operating activities was approximately $1.8 million during the six months ended June 30, 2008, compared to cash used by operating activities of approximately $0.9 million during the six months ended June 30, 2007. The increase in cash used by operations was primarily attributable to the Company's net loss, an increase in discount amortization, interest receivable, prepaids and other current assets and a decrease in accounts payables and accrued liabilities offset by an increase in non-cash items.

Cash used by investing activities was approximately $23.2 million during the six months ended June 30, 2008. The cash was used by the purchase of marketable securities partially offset by the maturity of marketable securities. Cash provided by investing activities was approximately $13.0 million during the six months ended June 30, 2007. The cash was provided primarily by the maturity of marketable securities partially offset by the purchase of marketable securities. Capital expenditures were approximately $1,000 for the six-month period ended June 30, 2008, compared to $39,000 for the same period in 2007.

There was no cash provided by or used in financing activities during the three and six months ended June 30, 2008. Cash provided by financing activities was $0.4 million for the six months ended June 30, 2007. The cash provided by financing activities during the six months ended June 30, 2007, was attributable to proceeds from the exercise of stock options.

At June 30, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.1 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $1.6 million which expires in 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $224.1 million of the $229.1 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $224.1 million of net operating losses available to offset taxable income, approximately $207.1 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk. Our investment portfolio consists of United States government and government agency notes and bonds. The Company has continued to monitor its investment in U.S. Government Agency securities and has not incurred any losses.  We believe investments in U.S. Government Agency securities are stable and provide an increased yield over similar duration U.S. Treasury securities.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the second quarter ended June 30, 2008 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

The Company’s investment portfolio consists of short-term, unsecured United States agency debt that is subject to credit risk.

The Company’s investment portfolio includes a significant amount of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). Although these organizations have been chartered by the United States Congress and are most commonly referred to as government-sponsored enterprises, neither Fannie Mae nor Freddie Mac are backed or funded by the U.S. government, nor do the securities they issue benefit from any explicit government guarantee or protection. As a result of the subprime mortgage crisis of late 2007 and 2008, Fannie Mae and Freddie Mac were adversely affected and in July of 2008 the United States government took action to prevent the collapse of both corporations.

While the Company continues to monitor the value of its investment portfolio and its investment in government-sponsored enterprises, we cannot give any assurance that we will not suffer any future losses to our investment portfolio as a result of our ownership of government-sponsored enterprises. Any reduction in the amount of our investment portfolio may limit our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to acquire an operating business which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Except as discussed above, there are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 19, 2008. Of the 17,366,747 shares of common stock entitled to vote at the meeting, 14,597,700 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 84.06% of our outstanding shares of common stock. Listed below is the matter voted upon at our Annual Meeting of Stockholders and the voting results:

	FOR	WITHHELD

Election of Directors:
Burtt R. Ehrlich	10,743,379	3,854,321
Donald L. House	10,743,379	3,854,321
Warren B. Kanders	10,742,579	3,855,121
Nicholas Sokolow	10,763,379	3,834,321

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION

Date: August 4, 2008

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