Form 10-Q
period 2008-09-30
CLARUS CORP
filed 2008-11-03
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange
Act. YES ☐ NO☒

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

As of October 31, 2008, there were outstanding 17,366,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$11,866	$41,886
Marketable securities	74,053	45,223
Interest receivable	10	15
Prepaids and other current assets	174	175
Total current assets	86,103	87,299

PROPERTY AND EQUIPMENT, NET	1,118	1,381
TOTAL ASSETS	$87,221	$88,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$562	$618
Total current liabilities	562	618

LONG-TERM LIABILITIES:
Deferred rent	393	343

Total liabilities	955	961

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,441,747 and 17,441,747 shares issued and 17,366,747 and 17,366,747 outstanding in 2008 and 2007, respectively	2	2
Additional paid-in capital	370,364	369,827
Accumulated deficit	(284,036)	(282,121)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive (loss) income	(62)	13
Total stockholders' equity	86,266	87,719

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$87,221	$88,680

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2008	2007	2008	2007

REVENUES:	$—	$—	$—	$—
Total revenues	—	—	—	—

OPERATING EXPENSES:
General and administrative	1,160	961	3,563	2,644
Transaction costs	—	—	—	8
Depreciation	89	89	267	270
Total operating expenses	1,249	1,050	3,830	2,922

OPERATING LOSS	(1,249)	(1,050)	(3,830)	(2,922)
OTHER EXPENSE	—	—	—	(1)
INTEREST INCOME	534	1,086	1,915	3,242
NET (LOSS) INCOME	$(715)	$36	$(1,915)	$319

(Loss) Income per common share:
Basic	$(0.04)	$0.00	$(0.11)	$0.02
Diluted	$(0.04)	$0.00	$(0.11)	$0.02

Weighted average shares outstanding:
Basic	16,867	16,667	16,867	16,649
Diluted	16,867	17,079	16,867	17,074

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2008	2007
OPERATING ACTIVITIES:
Net (loss)/income	$(1,915)	$319
Adjustments to reconcile net (loss)/income to net cash used in Operating activities:
Depreciation on property and equipment	266	270
Amortization of equity compensation plans	537	201
Amortization of discount and premium on securities, net	(1,436)	(2,252)
Changes in operating assets and liabilities:
Decrease in interest receivable, prepaids and other current assets	6	395
Decrease in accounts payable and accrued liabilities	(56)	(133)
Increase in deferred rent	50	50

NET CASH USED IN OPERATING ACTIVITIES	(2,548)	(1,150)

INVESTING ACTIVITIES:
Purchases of marketable securities	(96,407)	(105,793)
Proceeds from maturity of marketable securities	68,938	125,611
Sale of property and equipment	—	2
Purchase of property and equipment	(3)	(47)

NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(27,472)	19,773

FINANCING ACTIVITIES:

Proceeds from the exercises of stock options	—	368

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	368

CHANGE IN CASH AND CASH EQUIVALENTS	(30,020)	18,991

CASH AND CASH EQUIVALENTS, Beginning of Period	41,886	1,731

CASH AND CASH EQUIVALENTS, End of Period	$11,866	$20,722

SUPPLEMENTAL DISCLOSURE:

Cash paid for franchise and property taxes	$374	$387

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and nine months ended September 30, 2008 and 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be obtained for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission.

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

No transaction expenses were recognized for the three and nine months ended September 30, 2008. The Company recognized approximately $8,000 of transaction expenses in the second quarter of 2007, arising out of an acquisition negotiation and due diligence process that terminated in June 2007 without the consummation of the acquisition. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

Our investment portfolio consists primarily of United States government agency securities held in a custody account with JP Morgan Chase with a weighted average maturity of 108 days. The Company has continued to monitor its investment in U.S. Government Agency securities. On September 8, 2008, Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), U.S. Government Agencies whose bonds we hold, were placed into a conservatorship by the U. S. Government which gives the U.S. Government control and oversight over management of Fannie Mae and Freddie Mac. We have not incurred any realized investment losses subsequent to September 30, 2008.  We believe investments in U.S. Government Agency securities are stable and provide an increased yield over similar duration U.S. Treasury securities.

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

For the three and nine months ended September 30, 2008, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period. Options to acquire 1,848,750 and 1,458,750 shares of common stock, respectively, during the three and nine months ended September 30, 2008, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during the period. In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 60,000 and 450,000 shares of the Company's common stock, respectively, and 500,000 shares of restricted stock whose exercise prices were lower than the average market price of the Company's common stock during the three and nine months ended September 30, 2008, as their inclusion would have been anti-dilutive because the Company incurred losses during the periods.

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of Earnings per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share calculation:
Net (loss) income	$(715)	$36	$(1,915)	$319
Weighted average common shares – basic	16,867	16,667	16,867	16,649
Basic net (loss) income per share	$(0.04)	$0.00	$(0.11)	$0.02

Diluted earnings per share calculation:
Net (loss) income	$(715)	$36	$(1,915)	$319
Weighted average common shares – basic	16,867	16,667	16,867	16,649
Effect of dilutive stock options	—	161	—	180
Effect of dilutive restricted stock	—	251	—	245
Weighted average common shares diluted	16,867	17,079	16,867	17,074
Diluted net (loss) income per share	$(0.04)	$0.00	$(0.11)	$0.02

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of September 30, 2008, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.4 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of September 30, 2008, 625,000 stock options have been awarded under the plan of which 325,000 are unvested and 300,000 are vested and eligible for exercise.

On September 24, 2008, the Company issued 60,000 stock options, under the Company’s 2005 Plan, to directors of the Company. The vesting period is quarterly beginning September 30, 2008 over one year. For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year

Dividend Yield	0.00%
Expected volatility	28.95%
Risk-free interest rate	2.98%
Expected life	5.31 years
Weighted average fair value	$1.61

Using these assumptions, the fair value of the stock options granted during the period ended September 30, 2008 was approximately $96,750 which will be amortized over the vesting period of the options. There were no options granted during the period ended September 30, 2007.

Under SFAS 123R, the Company recorded total non-cash equity compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Nine Months Ended
	09/30/08	09/30/07	09/30/08	09/30/07
Restricted Stock	$67,000	$67,000	$201,000	$201,000
Stock Options	$73,129	$—	$335,629	$—
Total	$140,129	$67,000	$536,629	$201,000

A summary of the status of stock option grants as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2007	1,848,750	$7.24
Granted	60,000	$5.01
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2008	1,908,750	$7.17

Options exercisable at September 30, 2008	1,583,750	$7.44

The following table summarizes information about stock options outstanding as of September 30, 2008:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$5.01 - $ 5.79	450,000	405,000	6.6	$5.34
$5.80 - $10.00	1,458,750	1,178,750	6.0	$8.17

Total	1,908,750	1,583,750	6.3	$7.44

The fair value of unvested options is determined based on the closing market price of our shares on the grant date and is recognized over the requisite service period of one to six years. As of September 30, 2008, there were 325,000 unvested shares and unrecognized compensation cost of $583,000 related to unvested stock options.

NOTE 5. COMPREHENSIVE (LOSS) INCOME

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive (loss) income and its components of net (loss) income and "Other Comprehensive (Loss) Income." "Other Comprehensive (Loss) Income" refers to revenues, expenses and gains and losses that are not included in net (loss) income but rather are recorded directly in stockholders' equity. The components of comprehensive (loss) income for the three and nine months ended September 30, 2008 and 2007 were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2008	2007	2008	2007

(in thousands)
Net (loss)/income	$(715)	$36	$(1,915)	$319
Unrealized (loss)/gain on marketable securities	(47)	50	(75)	25
Comprehensive (loss)/income	$(762)	$86	$(1,990)	$344

NOTE 6. CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7. NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnote of important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008.  The Company is currently evaluating the effect that the adoption of SFAS 161 might have on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and thereby believes it will not impact preparation of the consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”). SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings. SFAS No. 159 is effective for fiscal years beginning on November 15, 2007 and is being applied prospectively. The adoption of this pronouncement has had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 142(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements. Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders. SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact the adoption of this statement could have on its consolidated financial statements.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $51,300 during the three months ended September 30, 2008 and $79,000 during the three months ended September 30, 2007. For the nine month periods ended September 30, 2008 and 2007, respectively, such services aggregated $127,000 and $221,300, respectively.

As of September 30, 2008, the Company had a net receivable of $7,000 from Kanders & Company. The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet. The outstanding amount was paid and received in October 2008. As of September 30, 2007, the Company had an outstanding receivable of $79,000 from Kanders & Company. The outstanding amount was paid in November 2007.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG. Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG. Such services aggregated $8,500 during the three months ended September 30, 2008 and $15,800 during the three months ended June 30, 2007. For the nine month period ended September 30, 2008 and 2007, respectively, such services aggregated $27,100 and $71,000, respectively.

As of September 30, 2008, the Company had outstanding a receivable of $8,500 due from SIG. The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet. The outstanding amount was paid in the fourth quarter of 2008. As of September 30, 2007, the Company had outstanding a receivable of $15,700 from SIG. The outstanding amount was paid by SIG in November 2007.

During the quarter ended September 30, 2008, the Company incurred charges of approximately $14,000 for payments to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC. The Company did not incur any expenses or payments for the three- and nine-month periods ended September 30, 2007. As of September 30, 2008 and 2007, the Company had no outstanding receivables from or payables to Kanders Aviation LLC.

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

NOTE 9. NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At September 30, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.5 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $1.6 million which expires in 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $224.8 million of the $229.5 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $224.8 million of net operating losses available to offset taxable income, approximately $207.5 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
SEPTEMBER 30, 2008

	Net Operating Loss	Capital Loss
Expiration Dates December 31	Amount (000’s)	Amount (000’s)

2008	$-	$1,599
2009	1,900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,121
Total	229,539	1,599
Section 382 limitation	(4,765)	-
After Limitations	$224,774	$1,599

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. RESULTS FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES, TRANSACTION EXPENSES AND INTEREST INCOME ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased $199,000, or 21%, to $1,160,000 during the quarter ended September 30, 2008, compared to $111,000 during the quarter ended September 30, 2007. The increase in general and administrative expense for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, was primarily attributable to increases in non-cash equity compensation expense, employment compensation and benefits, investment management fees, professional fees and travel expenses offset by decreases in franchise and property taxes. General and administrative expenses increased $919,000, or 35%, to $3,563,000 during the nine-month period ended September 30, 2008, compared to $2,644,000 during the same period ended September 30, 2007. The increase in general and administrative expense for the nine months ended September 30, 2008 was primarily attributable to increases in non-cash equity compensation expense, employment compensation and benefits, investment management fees, other professional fees and travel expenses offset by decreases in franchise and property taxes. Management believes the Company will incur a net loss in fiscal 2008 based on our current level of expenses due to lower projected investment yields on our investment portfolio.

TRANSACTION EXPENSES

Transaction expenses decreased $8,000, or 100%, to zero during the three and nine months ended September 30, 2008, compared to $8,000 incurred for the same period ended September 30, 2007, arising out of an acquisition, negotiation and due diligence process that terminated without the consummation of the acquisition. Transaction expenses represent the costs incurred during due diligence and negotiation of potential acquisitions, such as legal, accounting, appraisal and other professional fees and related expenses.

DEPRECIATION EXPENSE

Depreciation expense remained consistent at $89,000 for the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, depreciation expense decreased $3,000, or 1%, to $267,000, compared to $270,000 in the same period ended September 30, 2007. The decrease is primarily attributable to less depreciation for office equipment and minimal purchase of new fixed assets.

OTHER EXPENSE

There was no other income or expense for the quarters ended September 30, 2008 and 2007. For the nine months ended September 30, 2008, other income decreased $1,000, or 100%, to zero compared to $1,000 in the same period ended September 30, 2007, when the Company recorded a loss from the disposal of equipment.

INTEREST INCOME

Interest income decreased $552,000, or 51%, to $534,000 for the quarter ended September 30, 2008, from $1.1 million in the quarter ended September 30, 2007. Interest income for the quarters ended June 30, 2008 and 2007, includes $0.5 million and $1.0 million in discount accretion and premium amortization, respectively. The decrease in interest income was due primarily to lower rates of return on investments. The weighted average interest rate for our investments for the three-month period ended September 30, 2008, was 2.51% compared to 5.12% for same period in 2007.

During the nine months ended September 30, 2008, interest income decreased $1.3 million, or 41%, to $1.9 million from $3.2 million during the nine months ended September 30, 2007. Interest income for the nine-month period ended September 30, 2008 and 2007, includes $1.8 million and $2.6 million in discount accretion and premium amortization, respectively. The decrease in interest income was due primarily to lower rates of return that we received on our cash, cash equivalent assets and marketable securities. The weighted average interest rate for our investments for the nine months ended September 30, 2008 was 2.98% compared to 5.13% for same period in 2007.

The current earnings rate for our investments as of October 15, 2008 is 1.97%. We expect the current earnings rate to decline as existing higher yielding investments mature and are invested at lower current interest rates.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and nine month periods ended September 30, 2008 and 2007, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased to $11.9 million at September 30, 2008, from $41.9 million at December 31, 2007, due to repositioning of our investment portfolio to marketable securities. Marketable securities are investments with a longer duration under the accounting principles generally accepted in the United States of America. As of September 30, 2008, the weighted average maturity of the portfolio is 108 days. Marketable securities increased to $74.1 million at September 30, 2008, from $45.2 million at December 31, 2007. The overall combined decrease of $1.2 million in cash and cash equivalents and marketable securities is primarily due to the decrease in interest income and an increase in operating expenses for the nine month period ended September 30, 2008.

Cash used by operating activities was approximately $2.6 million during the nine months ended September 30, 2008, compared to cash used by operating activities of approximately $1.2 million during the nine months ended September 30, 2007. The increase in cash used by operations was primarily attributable to the Company's net loss, an increase in discount amortization and a decrease in accounts payables and accrued liabilities offset by an increase in non-cash items.

Cash used by investing activities was approximately $27.5 million during the nine months ended September 30, 2008. The cash was used by the purchase of marketable securities partially offset by the maturity of marketable securities. Cash provided by investing activities was approximately $19.8 million during the nine months ended September 30, 2007. The cash was provided primarily by the maturity of marketable securities partially offset by the purchase of marketable securities. Capital expenditures were approximately $3,000 for the nine-month period ended September 30, 2008, compared to $47,000 for the same period in 2007.

There was no cash provided by or used in financing activities during the three and nine months ended September 30, 2008. Cash provided by financing activities was $0.4 million for the nine months ended September 30, 2007. The cash provided by financing activities during the nine months ended September 30, 2007, was attributable to proceeds from the exercise of stock options.

At September 30, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.5 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also has a capital loss carryforward of $1.6 million which expires in 2008. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $224.8 million of the $229.5 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $224.8 million of net operating losses available to offset taxable income, approximately $207.5 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk. Our investment portfolio consists primarily of United States government agency securities held in a custody account at JP Morgan Chase. The Company has continued to monitor its investment in U.S. Government Agency securities and has not incurred any losses.  The Company’s investment portfolio includes a significant amount of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”). We believe investments in U.S. Government Agency securities are stable and provide an increased yield over similar duration U.S. Treasury securities. As a result of the subprime mortgage crisis of late 2007 and 2008, on September 8, 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. Government which gives the U.S. Government control and oversight over management of Fannie Mae and Freddie Mac.

Our investment portfolio consists primarily of United States government agency securities held in a custody account with JP Morgan Chase with a weighted average maturity of 108 days. The Company has continued to monitor its investment in U.S. Government Agency securities which includes bonds issued by Fannie Mae and Freddie Mac. We have not incurred any realized investment loses subsequent to September 30, 2008.  We believe investments in U.S. Government Agency securities are stable and provide an increased yield over similar duration U.S. Treasury securities.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2008 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the third quarter ended September 30, 2008 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our redeployment strategy and on the market value of our investment portfolio and otherwise on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to acquire an operating business which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Except as discussed above, there are no material changes to the risk factors disclosed in the factors discussed in “Risk Factors” in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and in Part II, Item 1A of the Company Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s filings with the Securities and Exchange Commission are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Date: November 3, 2008

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