Form 10-K
period 2008-12-31
CLARUS CORP
filed 2009-03-03
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2008 was approximately $76.9 million based on $5.60 per share, the closing price of the common stock as quoted on the OTC Pink Sheets Electronic Quotation Service.

The number of shares of the Registrant's common stock outstanding at February 24, 2009 was 17,366,747 shares.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2008 fiscal year end are incorporated by reference into Part III of this report.

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

BUSINESS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our cash, cash equivalents, marketable securities, other non-operating assets (including, to the extent available, our net operating loss carryforward) and our publicly-traded stock to enhance future growth. The strategy also seeks to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses excluding transaction expenses to the amount of our investment income until the completion of an acquisition or merger.  Management currently believes, however, that the Company's operating expenses will exceed investment income during 2009 due to declines in interest rates and earnings on investments.

As part of our strategy to enhance stockholder value, on December 6, 2002, we consummated the sale of substantially all of the assets of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, to Epicor Software Corporation ("Epicor"), a Delaware corporation, for a purchase price of $1.0 million in cash (the "Asset Sale"). Epicor is traded on the NASDAQ National Market under the symbol "EPIC." The sale included licensing, support and maintenance activities from our eProcurement, Sourcing, View (for eProcurement), eTour (for eProcurement), ClarusNET, and Settlement software products, our customer lists, certain contracts and certain intellectual property rights related to the purchased assets, maintenance payments and certain furniture and equipment.  Epicor agreed to assume certain of our liabilities, such as executory obligations arising under certain contracts, agreements and commitments related to the transferred assets. We remained responsible for all of our other liabilities, liabilities under certain contracts, including any violations of environmental laws and for our obligations related to any of our indebtedness and employee benefit plans or taxes that were due and payable in connection with the acquired assets on or before the closing date of the Asset Sale.

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

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific industries for potential acquisitions, we plan to seek businesses with substantial operations and free cash flow, experienced management teams, and operations in markets offering substantial growth opportunities. Our investment criteria generally includes companies with a transaction value of between $200 million to over $500 million with levels of earnings before income tax, taxes, depreciation and amortization (“EBITDA”) of approximately $25 million or greater so as to utilize our available net operating loss tax carryforwards (“NOLs”).  In addition, we believe that our common stock, which has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Risk Factors" below.

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

As of December 31, 2008, our investment portfolio comprising our cash, cash equivalents and marketable securities was valued at approximately $86 million and consists primarily of United States government agency securities and money market funds held in a custody account at JP Morgan Chase with a weighted average maturity of 65 days as of January 31, 2009.  Any reduction in the amount of our investment portfolio may limit our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to acquire an operating business which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2008, we had a total of eleven employees, all of which are located in our Stamford, Connecticut headquarters.  Our employees devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Successful redeployment of our assets is dependent upon the efforts of our executive management team, in particular Warren B. Kanders, our Executive Chairman of the Board of Directors. While Mr. Kanders resigned effective July 31, 2007 as Chairman and Chief Executive Officer of Armor Holdings, Inc. in connection with its sale, he and our other employees also serve in various capacities with other public and private entities, including blank check companies and not-for-profit entities. As previously disclosed, our employees, including Mr. Kanders devote as much of their time as is necessary to the affairs of the Company.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 1, 2009 are as follows:

Warren B. Kanders, 51, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since May 2007, Mr. Kanders has served as a director of Highlands Acquisition Corp., a publicly-held blank check company formed with a focus on acquiring a business in the healthcare industry.  Mr. Kanders has served as the President of Kanders & Company since 1990. Prior to the completion of the acquisition of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armed vehicles and safety and survivability products and systems to the aerospace & defense, public safety, homeland security and commercial markets, by BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. From April 2004 until October 2006, he served as the Executive Chairman, and since October 2006, has served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc., a publicly-held company that, through its subsidiary, Concord Steel, is a leading independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of Langer, Inc., a Nasdaq-listed provider of orthotic and skin-care products. From October 1992 to May 1996, Mr. Kanders served as Founder and Vice Chairman of the Board of Benson Eyecare Corporation, a distributor of eye care products and services.

Philip A. Baratelli, 41, has served as our Chief Financial Officer, Secretary and Treasurer since February 2007. Since February 2007, Mr. Baratelli has also served as Chief Financial Officer for Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Warren B. Kanders that makes investments in and provides consulting services to public and private entities. Since April 2007, Mr. Baratelli has served as the Chief Financial Officer for Highlands Acquisition Corp., a publicly-held blank check company formed with a focus on acquiring a business in the healthcare industry.  From June 2001 to February 2007, Mr. Baratelli was the Corporate Controller and Treasurer of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems serving aerospace & defense, public safety, homeland security and commercial markets. From February 1998 to February 2001, Mr. Baratelli was employed by PricewaterhouseCoopers LLP in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Banks, Inc. in various finance and credit analysis positions.  Mr. Baratelli received a Bachelor of Science in finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a Certified Public Accountant.

AVAILABLE INFORMATION

Our Internet address is www.claruscorp.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our Internet website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab under the section titled “Investor Relations”. The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

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

RISKS RELATED TO CLARUS CORPORATION

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business in 2002, we no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $284.5 million from our inception through December 31, 2008. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable Clarus to redeploy its assets and use its cash, cash equivalents and marketable securities to enhance stockholder value, we sold our electronic commerce business, which represented substantially all of our revenue generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with operations and free cash flow, experienced management teams, and operations in markets offering significant growth opportunities. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities having a business objective similar to ours including other blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses. We may not be able to successfully identify such a business, obtain financing for such acquisition, or successfully operate any business that we identify. We have been working without success since December 2002 to identify a suitable merger partner and consummate an acquisition. Failure to redeploy successfully will result in our inability to become profitable.

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

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our redeployment strategy and on the market value of our investment portfolio and otherwise on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to acquire an operating business, this could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

THE COMPANY’S INVESTMENT PORTFOLIO CONSISTS OF SHORT-TERM, UNSECURED UNITED STATES AGENCY DEBT AND MONEY MARKET FUNDS THAT ARE SUBJECT TO CREDIT RISK.

The Company’s investment portfolio includes a significant amount of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) as well as money market funds. Although these organizations have been chartered by the United States Congress and are most commonly referred to as government-sponsored enterprises, neither Fannie Mae nor Freddie Mac are backed or funded by the U.S. government, nor do the securities they issue benefit from any explicit government guarantee or protection. As a result of the subprime mortgage crisis of late 2007 and 2008, Fannie Mae and Freddie Mac were adversely affected and in July of 2008 the United States government took action to prevent the collapse of both corporations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $28,960 per month, pursuant to a lease, which expires on March 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	High	Low
Calendar Year 2009
First Quarter (through February 24, 2009)	$4.34	$4.03

Year ended December 31, 2008
First Quarter	$6.47	$5.60
Second Quarter	$6.42	$5.55
Third Quarter	$5.85	$5.01
Fourth Quarter	$5.20	$4.02

Year ended December 31, 2007
First Quarter	$8.20	$7.05
Second Quarter	$9.80	$8.05
Third Quarter	$9.85	$6.75
Fourth Quarter	$7.30	$5.73

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and The Russell 2000 Index for the period commencing on December 31, 2003 and ending on December 31, 2008 (the “Measuring Period”).  The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2003.  The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*

AMONG CLARUS, THE NASDAQ NATIONAL MARKET COMPOSITE AND
THE RUSSELL 2000 INDEX

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CLARUS CORPORATION	$100.00	$123.29	$114.38	$96.58	$80.82	$58.22

NASDAQ NATIONAL MARKET COMPOSITE	$100.00	$108.59	$110.09	$120.56	$132.39	$78.72

THE RUSSELL 2000 INDEX	$100.00	$117.00	$120.88	$141.43	$137.55	$89.68

* $100 INVESTED ON 12/31/03 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.

STOCKHOLDERS

On February 24, 2009, the last reported sales price for our common stock was $4.05 per share. As of February 24, 2009, there were 132 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2008.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding our equity plans as of December 31, 2008:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- Average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	1,308,750	$5.25	4,406,517

Equity compensation plans not approved by security holders (2) (3) (4)	1,100,000	$7.83	—

Total	2,408,750	$6.42	4,406,517

(1) Consists of stock options and restricted stock awards issued under the Amended and Restated Stock Incentive Plan of Clarus Corporation (the “2000 Plan”).  Also consists of stock options issued and issuable under the 2005 Clarus Corporation Stock Incentive Plan (the “2005 Plan”).

(2) Includes options granted to the Company’s Executive Chairman, Warren B. Kanders on December 20, 2003 to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(3)  Includes options granted to the Company’s Executive Chairman, Warren B. Kanders on December 20, 2003 to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

(4) Includes 300,000 shares of restricted stock granted to the Company’s Executive Chairman, Warren B. Kanders on April 11, 2003, having voting, dividend, distribution and other rights, which shall vest and become nonforfeitable if Mr. Kanders is an employee and/or a director of the Company or a subsidiary or affiliate of the Company on the earlier of (i) the date the closing price of the Company’s common stock equals or exceeds $15.00 per share for each of the trading days during a ninety consecutive day period, or (ii) April 11, 2013, subject to acceleration in certain circumstances.

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

	Years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
License fees	$—	$—	$—	$—	$1,106
Total Revenues	—	—	—	—	1,106

Operating expenses:

General and administrative	4,517	3,767	3,530	3,504	3,395
Transaction expense	—	(13)	1,431	(59)	1,636
Depreciation	356	359	346	334	186
Total Operating Expenses	4,873	4,113	5,307	3,779	5,217
Operating Loss	(4,873)	(4,113)	(5,307)	(3,779)	(4,111)

Other (expense) income	(2)	(6)	—	(2)	19
Interest income	2,473	4,239	4,016	2,490	1,203

Net (Loss) Income Before Income Tax	$(2,402)	$120	$(1,291)	$(1,291)	$(2,889)

Income tax	—	3	—	—	—

Net (Loss) Income	$(2,402)	$117	$(1,291)	$(1,291)	$(2,889)
(Loss) Income Per Share
Basic	$(0.14)	$0.01	$(0.08)	$(0.08)	$(0.18)
Diluted	$(0.14)	$0.01	$(0.08)	$(0.08)	$(0.18)
Weighted Average Common Shares Outstanding
Basic	16,867	16,658	16,613	16,329	16,092
Diluted	16,867	17,051	16,613	16,329	16,092

Balance Sheet Data:	As of December 31,
	2008	2007	2006	2005	2004
Cash and cash equivalents	$19,342	$41,886	$1,731	$23,270	$48,377
Marketable securities	$66,670	$45,223	$82,634	$61,601	$35,119
Total assets	$87,177	$88,680	$86,673	$88,278	$86,437
Total stockholders' equity	$86,384	$87,719	$85,716	$86,609	$84,854

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. THE INFORMATION APPEARING BELOW, WHICH RELATES TO PRIOR PERIODS, IS THEREFORE NOT INDICATIVE OF THE RESULTS THAT MAY BE EXPECTED FOR ANY SUBSEQUENT PERIODS. RESULTS FOR THE YEAR ENDED DECEMBER 31, 2008 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

OPERATING EXPENSES

General and administrative expense include salaries and employee benefits, non-cash equity compensation, rent, insurance, legal, accounting, investment management fees and other professional fees, state and local non-income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2008 AND 2007

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

REVENUES

Total revenues for the years ended December 31, 2008 and 2007 were zero.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses increased $750,000 or 20%, to $4.5 million during the year ended December 31, 2008, compared to $3.8 million during the year ended December 31, 2007.  The increase in general and administrative expense for the year ended December 31, 2008 compared to the year ended December 31, 2007 was primarily attributable to increases in non-cash equity compensation expense, investment custody fees, employment compensation and benefits, and consulting fees offset by decreases in state and local non income based taxes, rent, and insurance expense.  Management expects that the Company will incur a net loss in fiscal 2009 based on our current level of expenses and lower projected investment yields on our investment portfolio.

General and administrative expenses include salaries and employee benefits, non-cash equity compensation, rent, insurance, legal, accounting, investment management fees and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSE

Transaction expenses for the year ended December 31, 2008 were zero compared to a credit balance of $13,000 during the same period in 2007.  During the year ended December 31, 2007, the Company incurred approximately $12,000 in expenses and credits of $25,000 related to acquisition negotiations and due diligence processes that terminated without the consummation of an acquisition.

Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense decreased $3,000 or 1%, to $356,000 for the year ended December 31, 2008, compared to $359,000 in the year ended December 31, 2007.   The decrease is primarily attributable to the disposal of computer equipment.

OTHER INCOME (LOSS)

For the year ended December 31, 2008, the Company recorded a loss of $2,000 from the disposal of equipment compared to the year ended December 31, 2007 when the Company recorded a loss of $6,000 from the disposal of equipment.

INTEREST INCOME

Interest income decreased $1.7 million or 42%, to $2.5 million for the year ended December 31, 2008 compared to $4.2 million for the year ended December 31, 2007. Interest income for the years ended December 31, 2008 and 2007, includes $1.9 million and $2.9 million in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on investments as well as lower levels of cash available for investment.   The weighted average interest rate for our investments for the year ended December 31, 2008 was 2.89% compared to 4.95% for the year ended December 31, 2007.  The current earnings rate as of December 31, 2008 is 2.58%.

The current earnings rate as of January 31, 2009 is 2.08%.  As of February 12, 2009, the current yield on the Company’s portfolio is 2.01% down 0.07% from January 31, 2009, due to declining interest rates.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the year ended December 31, 2008 compared to the year ended December 31, 2007, when the Company recorded a provision of $3,000 for income taxes.  The income tax provision in 2007 was a result of the federal alternative minimum tax provisions.

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REVENUES

Total revenues for the years ended December 31, 2007 and 2006 were zero.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses increased $237,000 or 7%, to $3.8 million during the year ended December 31, 2007, compared to $3.5 million during the year ended December 31, 2006.  The increase in general and administrative expense for the year ended December 31, 2007 compared to the year ended December 31, 2006 was primarily attributable to increases in employment compensation and benefits, non-cash equity compensation expense and rent offset by decreases in investment custody fees, accounting fees, stock administrative fees and other professional fees.  This trend is consistent with management's stated strategy to limit our expenditure rate to the extent practicable, to levels of our investment income until the completion of an acquisition or merger.  General and administrative expenses include salaries and employee benefits, non-cash equity compensation, rent, insurance, legal, accounting , investment management fees and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

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

INTEREST INCOME

Interest income increased $223,000 or 6%, to $4.2 million for the year ended December 31, 2007 compared to $4.0 million for the year ended December 31, 2006. Interest income for the years ended December 31, 2007 and 2006, includes $2.9 million and $2.5 million in discount accretion and premium amortization, respectively.  The increase in interest income was due primarily to higher rates of return on investments as well as higher levels of cash available for investment.   The weighted average interest rate for our investments for the year ended December 31, 2007 was 4.95% compared to 4.82% for the year ended December 31, 2006.  The current earnings rate as of December 31, 2007 was 4.28%.

INCOME TAXES

For the year ended December 31, 2007, the Company recorded a provision of $3,000 for income taxes.  The income tax provision is a result of the federal Alternative Minimum tax provisions.  As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the years ended December 31, 2006 or 2005.

LIQUIDITY AND CAPITAL RESOURCES

The overall combined decrease of $1.1 million in cash, cash equivalents and marketable securities from $87.1 million to $86.0 million is primarily due to the decrease in interest income and an increase in operating expenses for the twelve month period ended December 31, 2008.  The Company's cash and cash equivalents decreased to $19.3 million at December 31, 2008 from $41.9 million at December 31, 2007 due to a shift in the composition of the investment portfolio to marketable securities.  Cash and cash equivalents are investments with a shorter duration, less than three months, under accounting principles generally accepted in the United States of America.  Marketable securities increased to $66.7 million at December 31, 2008 from $45.2 million at December 31, 2007.

Cash used in operating activities was approximately $3.4 million during the year ended December 31, 2008 compared to cash used by operating activities of approximately $1.6 million in the year ended December 31, 2007.  The increase in cash used by operations was primarily attributable to the Company’s net loss, a decrease in accounts payable and accrued expenses and an increase in discount amortization offset by a decrease in accrued interest receivable, prepaids and other current assets and an increase in deferred rent and non-cash items.  Management currently believes, however, that the Company's operating expenses will exceed investment income during 2009, due to the declining interest rate environment.

Cash used by investing activities was approximately $19.1 million during the year ended December 31, 2008.  The cash was used for the purchase of marketable securities and additions to computer and office equipment partially offset by the maturity of marketable securities.  Cash provided by investing activities was approximately $40.3 million during the year ended December 31, 2007.  The cash was provided by the maturity of marketable securities partially offset by the purchase of marketable securities.

There was no cash provided by financing activities during the year ended December 31, 2008.  There were no stock option exercises during the year ended December 31, 2008.  Cash provided by financing activities during 2007 was attributable to stock option exercises.  Cash provided by financing activities was $1.4 million for the year ended December 31, 2007.

We believe our working capital will continue to be sufficient to fund our operations until such time we identify an appropriate acquisition opportunity as part of our asset redeployment strategy.  However, we may need to obtain financing to effectively execute our redeployment strategy and consummate a merger or acquisition.  Additionally, following the redeployment of our assets, if our cash on hand is insufficient, we may need to obtain additional financing in order to meet such future working capital obligations.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.  Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123R, compensation cost recognized during 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recorded total non-cash stock compensation expense of approximately $268,000, $268,000 and $301,000, respectively related to unvested restricted stock under SFAS 123R for the years ended December 31, 2008, 2007 and 2006.  For the years ended December 31, 2008 and 2007, the Company incurred compensation expense of approximately $409,000 and $176,000 respectively, related to stock options.  For the year ended December 31, 2006 the Company incurred no compensation expense related to options under SFAS 123R.

On September 24, 2008, the Company issued 60,000 stock options, under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), to directors of the Company.  The stock options vest and become exercisable in four equal consecutive quarterly tranches commencing on September 30, 2008.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year

Dividend Yield	0.00%
Expected volatility	28.95%
Risk-free interest rate	2.98%
Expected life	5.31 years
Weighted average fair value	$1.61

The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns.  Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2008 was approximately $96,750 which will be amortized over the vesting period of the options.

On December 13, 2007, the Company issued 430,000 stock options, under the Company’s 2005 Plan, to directors and employees of the Company.  The vesting period for 150,000 options issued to directors was one year and four years for the remaining 280,000 options issued to employees.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

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

At December 31, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.8 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009. The Company also had a capital loss carryforward of $1.6 million which expired in 2008.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $225.4 million of the $229.8 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $225.4 million of net operating losses available to offset taxable income, approximately $207.8 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Net Operating Loss And Capital Loss Carryforward Expiration Dates*
(Unaudited)
December 31, 2008

Net Operating Loss
Expiration Dates December 31	Amount (000’s)

2009	$1,900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,372
Total	229,790
Section 382 limitation	(4,428)
After Limitations	$225,362

        *Subject to compliance with Section 382 of the Internal Revenue Code.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2008 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

Contractual Obligations
(in thousands)	Payment Due By Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$2,005	$426	$1,579	$—	$—
Total	$2,005	$426	$1,579	$—	$—

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

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $28,960 a month during 2008, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increase during the term of the lease. Presently the Company pays $22,960 a month for its portion of the lease.  The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. The bank that issued the letter of credit holds an $850,000 deposit against the letter of credit. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnote of important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008.  The Company does not believe SFAS 161 will change its current practices and therefore believes it will not impact preparation of the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and therefore believes it will not impact preparation of the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning on November 15, 2007 and is being applied prospectively.  The adoption of this pronouncement has had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement will have no impact on the Company’s consolidated financial statements and is not anticipated to affect the Company until an acquisition is completed.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The partial adoption of this pronouncement had no impact on the Company’s consolidated financial statements.  Adopting the remainder of the provision is not expected to have an impact on the Company’s consolidated financial statements.  See more information in Note 1.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2008 and 2007 (in thousands, except per share data). The operating results are not indicative of results for any future period.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	$(1,239)	$(1,342)	$(1,249)	$(1,043)
Net (loss) income before taxes	$(417)	$(783)	$(715)	$(487)
Net (loss) income	$(417)	$(783)	$(715)	$(487)
Net (loss) income per share:
Basic	$(0.02)	$(0.05)	$(0.04)	$(0.03)
Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.03)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$—	$—	$—	$—
Operating loss	$ (874)	$ (998)	$(1,050)	$(1,191)
Net income (loss) before taxes	$202	$81	$36	$(199)
Net income (loss)	$202	$81	$36	$(202)
Net income (loss) per share:
Basic	$0.01	$0.00	$0.00	$(0.01)
Diluted	$0.01	$0.00	$0.00	$(0.01)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.  Our investment portfolio consists primarily of United States government agency securities and money market funds held in a custody account at JP Morgan Chase with a weighted average maturity of 65 days as of January 31, 2009.  The Company has continued to monitor its investment in U.S. Government Agency securities and money market funds and has not incurred any losses.  The Company’s investment portfolio includes a significant amount of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  We believe investments in U.S. Government Agency securities and money market funds are stable and provide an increased yield over similar duration U.S. Treasury securities.  As a result of the subprime mortgage crisis of late 2007 and 2008, on September 8, 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. Government which gives the U.S. Government control and oversight over management of Fannie Mae and Freddie Mac.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CLARUS CORPORATION AND SUBSIDIARIES

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Clarus Corporation:

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board  No. 123(R), Share-Based Payments as of January 1, 2006.

/s/ KPMG LLP
Stamford, Connecticut
March 3, 2009

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(In Thousands, Except Share and Per Share Amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,342	$41,886
Marketable securities	66,670	45,223
Interest receivable	24	15
Prepaids and other current assets	109	175

Total current assets	86,145	87,299

PROPERTY AND EQUIPMENT, NET	1,032	1,381

Total assets	$87,177	$88,680

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$383	$618
Total current liabilities	383	618

Deferred rent	410	343
Total liabilities	793	961
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,441,747 and 17,441,747 shares issued; and 17,366,747 and 17,366,747
outstanding in 2008 and 2007, respectively	2	2
Additional paid-in capital	370,504	369,827
Accumulated deficit	(284,523)	(282,121)
Less treasury stock, 75,000 shares at cost	(2)	(2)
Accumulated other comprehensive income	403	13
Total stockholders' equity	86,384	87,719
Total liabilities and stockholders' equity	$87,177	$88,680

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Per Share Amounts)

	2008	2007	2006
REVENUES:
Total revenues	$—	$—	$—

OPERATING EXPENSES:
General and administrative	4,517	3,767	3,530
Transaction expense	—	(13)	1,431
Depreciation	356	359	346
Total operating expenses	4,873	4,113	5,307
OPERATING LOSS	(4,873)	(4,113)	(5,307)

OTHER EXPENSE	(2)	(6)	—
INTEREST INCOME	2,473	4,239	4,016
NET (LOSS) INCOME BEFORE TAXES	(2,402)	120	(1,291)

INCOME TAXES	—	3	—
NET (LOSS) INCOME	$(2,402)	$117	$(1,291)

NET (LOSS) INCOME PER SHARE

Basic	$(0.14)	$0.01	$(0.08)

Diluted	$(0.14)	$0.01	$(0.08)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	16,867	16,658	16,613

Diluted	16,867	17,051	16,613

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

							Accumulated
			Additional		Treasury		Other
	Common Stock		Paid-In	Accumulated	Stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (loss)
BALANCES, December 31, 2005	17,187	$2	$370,704	$(280,947)	(75)	$(2)	$(88)
Exercise of stock options	—	—	—	—	—	—	—
Issuance of restricted shares, net of amortization	1	—	301	—	—	—	—
Net loss	—	—	—	(1,291)	—	—	—
Reclassification of deferred compensation upon adoption of SFAS No. 123R as of January 1, 2006	—	—	(3,060)	—	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	97
BALANCES, December 31, 2006	17,188	2	367,945	(282,238)	(75)	(2)	9
Exercise of stock options	247	—	1,438	—	—	—	—
Issuance of restricted shares, net of amortization	7	—	444	—	—	—	—
Net income	—	—	—	117	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	4
BALANCES, December 31, 2007	17,442	2	369,827	(282,121)	(75)	(2)	13
Exercise of stock options	—	—	—	—	—	—	—
Equity compensation	—	—	677	—	—	—	—
Net loss	—	—	—	(2,402)	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	390
BALANCES, December 31, 2008	17,442	$2	$370,504	$(284,523)	(75)	$(2)	$403

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE LOSS (Cont.)
Years Ended December 31, 2008, 2007 and 2006
(In Thousands)

	Deferred	Total Stockholders'	Comprehensive
	Compensation	Equity	Loss
BALANCES, December 31, 2005	$(3,060)	$86,609	$—
Exercise of stock options	—	—	—
Issuance of restricted shares, net of amortization	—	301	—
Net loss	—	(1,291)	(1,291)
Reclassification of deferred compensation upon the adoption of SFAS No. 123R as of January 1, 2006	3,060	—	—
Increase in unrealized gain on marketable securities	—	97	97
Total comprehensive loss			$(1,194)
BALANCES, December 31, 2006	—	85,716	—
Exercise of stock options	—	1,438	—
Issuance of restricted shares, net of amortization	—	444	—
Net income.	—	117	117
Increase in unrealized gain on marketable securities	—	4	4
Total comprehensive loss			$121
BALANCES, December 31, 2007	—	87,719	—
Exercise of stock options	—	—	—
Equity compensation	—	677	—
Net loss.	—	(2,402)	(2,402)
Increase in unrealized gain on marketable securities	—	390	390
Total comprehensive loss			$(2,012)
BALANCES, December 31, 2008	$—	$86,384

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(In Thousands, Except Share Amounts)

	2008	2007	2006
OPERATING ACTIVITIES:
Net (loss) income	$(2,402)	$117	$(1,291)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	356	359	346
Amortization of (discount) and premium on securities, net	(1,945)	(2,929)	(2,405)
Equity compensation	677	444	301
Changes in operating assets and liabilities:
Decrease/(increase) in interest receivable, prepaids and other current assets	57	419	(154)
Decrease in deposits and other long-term assets	—	—	956
Decrease in accounts payable and accrued liabilities	(235)	(62)	(781)
Increase in deferred rent	67	66	69
Net cash used in operating activities	(3,425)	(1,586)	(2,959)
INVESTING ACTIVITIES:
Purchase of marketable securities	(110,105)	(150,803)	(161,004)
Proceeds from the sale and maturity of marketable securities	90,993	191,147	142,473
Purchase of property and equipment	(7)	(48)	(49)
Disposal of property and equipment	—	7	—
Net cash (used in) provided by investing activities	(19,119)	40,303	(18,580)

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	1,438	—
Net cash provided by financing activities	—	1,438	—

CHANGE IN CASH AND CASH EQUIVALENTS	(22,544)	40,155	(21,539)
CASH AND CASH EQUIVALENTS, beginning of year	41,886	1,731	23,270
CASH AND CASH EQUIVALENTS, end of year	$19,342	$41,886	$1,731

SUPPLEMENTAL DISCLOSURE:

Decrease in transaction expenses included in accounts payable and accrued liabilities .	$—	$—	$(778)
Decrease in transaction expenses included in other assets	$—	$—	$(913)
Cash paid for franchise and property taxes	$458	$456	$540

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

Management now consists of four corporate officers and a support staff of seven, all of whom are located in Stamford, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash, cash equivalents and marketable securities to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries include or included Clarus CSA, Inc., Clarus International, Inc., SAI Recruitment Limited, SAI (Ireland) Limited, Clarus eMEA Ltd., i2Mobile.com Limited, SAI America Limited, REDEO Technologies, Inc., Software Architects International, Limited and SAI America LLC.  As of December 31, 2008 all of these subsidiaries have ceased operations and have been dissolved or are in the process of being dissolved.

USE OF ESTIMATES

The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company regularly evaluates its estimates and assumptions including those related to revenue recognition, impairment of long-lived assets, the fair value and impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $19.3 million in cash and cash equivalents included in the accompanying consolidated balance sheet for the year ended December 31, 2008 of which zero represents cash equivalents.  For the period ended December 31, 2007 in the accompanying consolidated balance sheet, the Company had $41.9 million in cash and cash equivalents of which $25.2 million represented cash equivalents.

MARKETABLE SECURITIES

Marketable securities for the periods ended December 31, 2008 and 2007, consist of government notes and bonds.  The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Pursuant to the provisions of SFAS No. 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On January 1, 2008, the Company adopted the provisions Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Statement 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 -	Quoted prices identical instruments in active markets

Level 2 -
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 -	Significant inputs to the valuation model are unobservable.

All of the Company’s marketable securities are Level 1 type assets.

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximates fair value. Marketable securities are Level 1 type assets and carried at fair value as determined by an observable market value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments in privately held companies approximated their respective carrying values of zero at December 31, 2008 and 2007.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

Property and equipment are summarized as follows (in thousands):

	December 31,		Useful Life
	2008	2007	(in years)
Computers and equipment	$265	$263	1 - 5
Furniture and fixtures	488	488	7
Leasehold improvements	1,893	1,893	8
	2,646	2,644
Less: accumulated depreciation	(1,614)	(1,263)
Property and equipment, net	$1,032	$1,381

Depreciation expense related to property and equipment totaled $356,000, $359,000 and $346,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any income from these companies during 2008, 2007 or 2006. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2008 and 2007, respectively.

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

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2008 and 2007 (in thousands):

	2008	2007
Accounts payable	$20	$17
Accrued bonuses	125	220
Accrued professional services	156	205
Accrued taxes	69	120
Other	13	56
	$383	$618

 STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of December 31, 2008, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.4 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2008, 625,000 stock options have been awarded under the plan of which 240,000 are unvested and 385,000 are vested and eligible for exercise.  The Company also had two employee stock purchase plans which were terminated in December 2007, as described more fully in Note 7.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.  Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123R, compensation cost recognized during 2008, 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recorded total non-cash stock compensation expense of approximately $268,000, $268,000 and $301,000, respectively related to unvested restricted stock under SFAS 123R for fiscal 2008, 2007 and 2006.  For fiscal 2008 the Company incurred compensation expense of approximately $409,000 related to stock options.  For fiscal 2007, the Company incurred compensation expense of approximately $176,000 related to stock options.  For fiscal 2006 the Company incurred no compensation expense related to stock options under SFAS 123R.

On September 24, 2008, the Company issued 60,000 stock options, under the Company’s 2005 Plan, to directors of the Company.  The stock options vest and become exercisable in four equal consecutive quarterly tranches commencing on September 30, 2008.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year

Dividend Yield	0.00%
Expected volatility	28.95%
Risk-free interest rate	2.98%
Expected life	5.31 years
Weighted average fair value	$1.61

The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns.  Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2008 was approximately $96,750 which will be amortized over the vesting period of the options.

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

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s application of the Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004) (“SFAS 123R”).  The Company adopted the expense recognition provisions of SFAS 123R beginning January 1, 2006.  The acceleration of the options reduced the Company’s non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 – 2008, based on estimated value calculations using the Black–Scholes methodology.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   We continually assess the need for a tax valuation allowance based on all available information.  As of December 31, 2008, and as a result of this assessment, we do not believe that our deferred tax assets are more likely than not to be realized.  In addition, we continuously evaluate our tax contingencies in accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” or FIN 48.

NET (LOSS) INCOME PER SHARE

Basic and diluted net income (loss) per share was computed in accordance with SFAS No. 128, "Earnings Per Share," using the weighted average number of common shares outstanding. The diluted net income (loss) per share for the years ended December 31, 2008 and 2006 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options and 500,000 shares of restricted stock due to the net loss for the years ended December 31, 2008 and 2006. The effects of the incremental shares are as follows (in thousands):

	2008	2007	2006
Weighted average common shares – basic	16,867	16,658	16,613

Effect of dilutive stock options	—	148	—
Effect of dilutive restricted stock	—	245	—
Total effect of potential incremental shares	—	393	—
Weighted average common shares – diluted	16,867	17,051	16,613

Net income (loss) per share:

Basic	$(0.14)	$0.01	$(0.08)
Diluted	$(0.14)	$0.01	$(0.08)

Options to purchase 450,000 shares of common stock at $5.01 to $5.50 per share were outstanding as of December 31, 2008, but were not included in the computation of diluted EPS because the options were anti-dilutive due to the net loss for the year ended December 31, 2008.  Options to purchase 1,458,750 shares of common stock at $5.98 to $10.00 were outstanding as of December 31, 2008, but were not included in the computation of diluted EPS because the options were anti-dilutive as their market price was greater than the average market price of the common shares of $5.52 for the year ended December 31, 2008.

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

COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) primarily consists of net income (loss) and unrealized gains and losses from available-for-sale marketable securities.  Comprehensive income (loss) is presented in the consolidated statements of stockholders' equity and comprehensive loss.

SEGMENT AND GEOGRAPHIC INFORMATION

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Company has determined that during 2008, 2007 and 2006 the Company operated in one principal business segment.  Due to the sale of our operating assets as discussed in “Prior Business”, the Company is a holding company.

Geographic property and equipment as of December 31, 2008, 2007 and 2006 were all located in the United States.  The carrying value of property and equipment net, as of and for the years ended December 31, 2008 and 2007, respectively, were $1.0 million and $1.4 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnote of important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008.  The Company does not believe SFAS 161 will change its current practices and therefore believes it will not impact preparation of the consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  This standard identifies sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles.  The Company does not believe SFAS 162 will change its current practices and therefore believes it will not impact preparation of the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB No. 115,” (“SFAS 159”).  SFAS 159 allows a company to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities on a contract-by-contract basis, with changes in fair value recognized in earnings.  SFAS No. 159 is effective for fiscal years beginning on November 15, 2007 and is being applied prospectively.  The adoption of this pronouncement has had no impact on the Company’s consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  Additionally, SFAS 141(R) will affect how companies negotiate and structure transactions, model financial projections of acquisitions and communicate to stakeholders.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement will have no impact on the Company’s consolidated financial statements and is not anticipated to affect the Company until an acquisition is completed.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement will have no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS No. 157 was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The partial adoption of this pronouncement had no impact on the Company’s consolidated financial statements.  Adopting the remainder of the provision is not expected to have an impact on the Company’s consolidated financial statements as all our marketable securities are determined by an observable market value.  See more information in Note 1.

2. MARKETABLE SECURITIES

As of December 31, 2008, and 2007, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. Pursuant to the provisions of SFAS No. 115, the Company has classified all of its marketable securities as available-for-sale.

At December 31, 2008, marketable securities consisted of government and government agency notes and bonds with a fair market value of $66.7 million. The amortized cost of marketable securities at December 31, 2008 was $66.3 million with an unrealized gain of $403,000.  The maturities of all securities are less than 12 months at December 31, 2008.

At December 31, 2007, marketable securities consisted of government and government agency notes and bonds with a fair market value of $45.2 million. The amortized cost of marketable securities at December 31, 2007 was $45.2 million with an unrealized gain of $7,000.  The maturities of all securities are less than 12 months at December 31, 2007.

3. RELATED-PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have initially agreed to allocate the total lease payments of $24,438 per month on the basis of Kanders & Company renting 2,900 square feet initially for $6,163 per month, and the Company renting 8,600 square feet initially for $18,275 per month, which are subject to increases during the term of the lease.  Presently the Company pays $22,960 a month for its portion of the lease.  Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $181,600 during the year ended December 31, 2008 and $304,600 during the year ended December 31, 2007.

As of December 31, 2008, the Company had a net receivable of $21,000 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in the first quarter of 2009.  As of December 31, 2007, the Company had a net receivable of $46,000 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in the first quarter of 2008.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG.   Such services aggregated $35,400 during the year ended December 31, 2008 and $79,000 during the year ended December 31, 2007.

As of December 31, 2008, the Company had an outstanding receivable of $8,300 from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid in January 2009.  As of December 31, 2007, the Company had an outstanding receivable of $10,000 from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid by SIG in March 2008.

During the year ended December 31, 2008, the Company incurred charges of approximately $14,000 for payments to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation.  During the year ended December 31, 2007, the Company incurred no charges related to Kanders Aviation.

As of December 31, 2008 and 2007, the Company had no outstanding receivables from or payables to Kanders Aviation.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above are at least as favorable as those we could have obtained in arms length negotiations or otherwise are at prevailing market prices and terms.

4. INCOME TAXES

For financial reporting purposes, profits and (losses) from continuing operations before income taxes include the following components (in thousands):

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006
Pre-Tax Income (loss):
Domestic	$(2,402)	$120	$(1,291)
Foreign	—	—	—
	$(2,402)	$120	$(1,291)

The components of the income tax expense for each of the years in the three-year period ended December 31, 2008 is as follows (in thousands):

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006
Current:
Federal	$—	$3	$—
State	—	—	—
Foreign	—	—	—
Total current income for provision	$—	$3	$—

	YEARS ENDED
	DECEMBER 31,
	2008	2007	2006
Deferred:
Federal	(273)	3,850	(168)
State	16	1,218	350
Foreign	—	—	—
	(256)	5,068	182
Increase (decrease) in valuation allowance for deferred income taxes	256	(5,068)	(182)
Total deferred income tax for provision	—	—	—
Total income tax provision	$—	$3	$—

Total deferred income taxes were allocated as follows for the years ended December 31 (in thousands):

	2008	2007	2006

Income (loss) from operations	$256	$(5,068)	$(182)
Stockholders’ equity	(152)	(1)	(38)
Total	$104	$(5,069)	$(220)

The income taxes credited to stockholders’ equity relate to the tax benefit arising from unrealized gains on marketable securities.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2008, 2007 and 2006:

	YEARS ENDED DECEMBER 31,
	2008	2007	2006
Computed "expected" income tax expense (benefit)	(34.0)%	34.0%	(34.0)%
Increase (decrease) in income taxes resulting from: State income taxes, net of federal income taxes	(1.6)	514.4	(0.5)
NOL adjustments	2.1	152.3	18.3
Capital loss carryforward adjustment	22.7	3,506.2	30.3
Non-cash stock compensation	—	(9.5)	—
Other	0.2	8.2	—
(Decrease) increase in valuation allowance and other items	10.6	(4,202.8)	(14.1)
Income tax expense (benefit)	—%	2.8%	—%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and  tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's  existing deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2008	2007
Deferred income tax assets (liabilities):
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$84,830	$84,970
Charitable contribution carryforward	5	4
Depreciation	(33)	(139)
Unrealized gain on marketable securities	(157)	(5)
Non-cash compensation	988	724
Accrued liabilities	159	134
Reserves for investments	1,728	1,728
Net deferred income tax assets before valuation allowance	87,520	87,416
Valuation allowance for deferred income tax assets	(87,520)	(87,416)
Net deferred income tax assets	$—	$—

The net change in the valuation allowance for deferred income tax assets for 2008 was an increase of $0.1 million as compared to a decrease of $5.1 million in 2007 and a decrease in 2006 of $0.2 million. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against net deferred income tax assets at December 31, 2008, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2008, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $229.8 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009.  The Company also had a capital loss carryforward of $1.6 million which expired in 2008.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $225.4 million of the $229.8 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $225.4 million of net operating losses available to offset taxable income, approximately $207.8 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Net Operating Loss And Capital Loss Carryforward Expiration Dates*
(Unaudited)
December 31, 2008

Net Operating Loss
Expiration Dates December 31	Amount (000’s)

2009	$1,900
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,372
Total	229,790
Section 382 limitation	(4,428)
After Limitations	$225,362

*Subject to compliance with Section 382 of the Internal Revenue Code.

5. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $39,000, $31,000 and $29,000 during the years ended December 31, 2008, 2007 and 2006, respectively.

On June 13, 2000, the Company adopted the Clarus Corporation Employee Stock Purchase Plan (the "U.S. Plan") and the Global Employee Stock Purchase Plan (the "Global Plan") (collectively, the "Plans"), which offered employees the right to purchase shares of the Company's common stock at 85% of the market price, as defined. Under the Plans, full-time employees, except persons owning 5% or more of the Company's common stock, were eligible to participate after 90 days of employment. Employees could contribute up to 15% of their annual salary toward the Purchase Plan. A maximum of 1,000,000 shares of common stock could have been purchased under the Plans. Common stock was purchased directly from the Company on behalf of the participants. During the years ended December 31, 2008, 2007 and 2006, no shares were purchased for the benefit of the participants under the Plans.

Effective December 13, 2007, the Company terminated the Employee Stock Purchase Plan and the Global Employee Stock Purchase Plan (the “Plans”).  We determined to discontinue the Plans because, at the time of termination, there were no employees participating in the Plans and the Plans were no longer a meaningful part of the Company’s equity incentive program.

6. STOCK INCENTIVE PLANS

The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in 1998. Under the 1998 Plan, the Board of Directors had the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants to the Company. The 1998 Plan provided for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and stockholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that could be granted through awards under the 1998 Plan to any employee in any calendar year could not exceed 200,000 shares. The 1998 Plan was terminated in June 2005, but 683,750 stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2008.

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The number of shares authorized and reserved for issuance under the 2005 Plan is 4.4 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2008, 625,000 stock options have been awarded under the plan of which 240,000 are unvested and 385,000 are vested and eligible for exercise.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2.7 million was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2005 to $4.2 million to account for the increase in fair market value from grant date through December 31, 2005. With the implementation of SFAS 123R on January 1, 2006, the remaining compensation expense of $2.0 million of this award was expensed on a straight line basis over the remaining time period of 7.5 years.  During the years ended December 31, 2008 and 2007, $268,000 was amortized to compensation expense for this award.

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

The decision to accelerate the vesting of these options was made primarily to reduce non-cash compensation expense that would have been recorded in future periods following the Company’s application of the Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004) (“SFAS 123R”).  The Company adopted the expense recognition provisions of SFAS 123R beginning January 1, 2006.  The acceleration of the options reduced the Company’s non-cash compensation expense related to these options by approximately $1.5 million or $0.09 per share (pre-tax) for the years 2006 – 2008, based on estimated value calculations using the Black–Scholes methodology.

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.  Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accountant Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123R, compensation cost recognized during 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The Company recorded total non-cash stock compensation expense of approximately $268,000 related to unvested restricted stock under SFAS 123R for fiscal 2008 and 2007.  For the years ended December 31, 2008 and 2007, the Company incurred compensation expense of approximately $409,000 and $176,000 respectively, related to stock options.  For fiscal 2006 the Company incurred no compensation expense related to stock options under SFAS 123R.

On September 24, 2008, the Company issued 60,000 stock options, under the Company’s 2005 Plan, to directors of the Company.  The stock options vest and become exercisable in four equal consecutive quarterly tranches commencing on September 30, 2008.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year

Dividend Yield	0.00%
Expected volatility	28.95%
Risk-free interest rate	2.98%
Expected life	5.31 years
Weighted average fair value	$1.61

The expected life in years is based on the “simplified” calculation provided for in SEC Staff Accounting Bulletin No. 107. The simplified method determines the expected life in years based on the vesting period and contractual terms as set forth when the award is made. The Company continues to use the simplified method for awards of stock-based compensation after January 1, 2008 as permitted by SEC Staff Accounting Bulletin 110 (“SAB No. 110”), since it does not have the necessary historical exercise and forfeiture data to determine an expected life for stock options. Originally, the use of the simplified method was due to expire on December 31, 2007, but SAB No. 110 permits continued use of the simplified method if the Company concludes that it is not reasonable to base its estimate of expected term on its experience with historical exercise patterns.  Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2008 was approximately $96,750 which will be amortized over the vesting period of the options.

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

The Company recorded total non-cash stock compensation expense of approximately $300,000 respectively, for the years ended December 31, 2008, 2007 and 2006 for 500,000 shares of restricted stock.   Total non-cash stock compensation expense related to stock options was $409,000 and $176,000, respectively, for the years ended December 31, 2008 and 2007, respectively.  There was no stock compensation expense incurred by the Company related to stock options for the years ended December 31, 2006.

Total options available for grant under all plans as of December 31, 2008 were 4.4 million.  A summary of changes in outstanding options during the three years ended December 31, 2008 is as follows:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price
December 31, 2005	1,681,250	$5.35-$10.00	$7.36

Granted	—
Forfeited	—
Expired	(7,500)	$5.41	$5.41
Exercised	—
December 31, 2006	1,673,750	$5.35-$10.00	$7.36

Granted	430,000	$5.98	$5.98
Forfeited	(7,757)	$7.40-$8.60	$8.17
Expired	—
Exercised	(247,243)	$5.35-$8.60	$5.81
December 31, 2007	1,848,750	$5.35-$10.00	$7.24

Granted	60,000	$5.01	$5.01
Forfeited	—
Expired	—
Exercised	—

December 31, 2008	1,908,750	$5.01-$10.00	$7.17

Vested and exercisable at December 31, 2008	1,668,750		$7.36
Vested and exercisable at December 31, 2007	1,493,750		$7.54
Vested and exercisable at December 31, 2006	1,673,750		$7.36

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2008

Outstanding				Exercisable
Exercise Price Range	Number of Shares Outstanding at December 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable at December 31, 2008	Weighted Average Exercise Price
$ 5.01 - $ 5.52	450,000	$4.97	6.0	420,000	$5.33
$ 5.53 - $10.00	1,458,750	$6.89	6.6	1,248,750	$8.04
	1,908,750	$7.17	6.4	1,668,750	$7.36

7. COMMITMENTS AND CONTINGENCIES

LEASES

The Company rents certain office space, under non-cancelable operating leases. Rents charged to expense were approximately $400,000 in each of the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum lease payments for the next five years and thereafter under non-cancelable operating leases with remaining terms greater than one year as of December 31, 2008, are as follows (in thousands):

	Gross Rental	Sub-Lease
	Obligations	Income
Year ending December 31,
2009	426	106
2010	451	113
2011	1,128	282
2012	—	—
2013	—	—
Thereafter	—	—
Total	$2,005	$501

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $28,960 a month during 2008, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

LITIGATION

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

8. RIGHTS AGREEMENT

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2008 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2008.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this report and as part of their audit, has issued their report, included herein in Item 8, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act.)

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2009 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a) Financial Statements

(1) The following financial statements are filed with this report on the following pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting	24
Consolidated Balance Sheets - December 31, 2008 and 2007	25
Consolidated Statements of Operations -Years Ended December 31, 2008, 2007 and 2006	26
Consolidated Statements of Stockholders' Equity and Comprehensive Loss -Years Ended December 31, 2008, 2007 and 2006	27
Consolidated Statements of Cash Flows -Years Ended December 31, 2008, 2007 and 2006	29
Notes to Consolidated Financial Statements	30

(2) The following additional financial statement schedule and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

Schedule II Valuation and Qualifying Accounts	51

(3)   The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.3 of the  Company's Form S-1/A Registration Statement filed with the Securities and Exchange Commission on April 6, 1998 (File No.  333- 46685)).

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

10.13
Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 2, 2005). *

10.14
Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to  Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 3, 2005). *

10.15
Amendment to the form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated  herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on  January 6, 2006). *

10.16
Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement Form S-8 filed with the Securities and Exchange Commission on August 18, 2005). *

10.17
Extension Agreement, dated as of May 1, 2006, to the Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).*

10.18
Resignation and Severance Agreement and General Release, dated as of December 11, 2006, between the Company and Nigel P. Ekern (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2006).*

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.**

32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.**

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.**

*	Management contract or compensatory plan or arrangement.
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 3, 2009
	By:	/s/ Philip A. Baratelli
Philip A. Baratelli
Chief Financial Officer

Signature	Title	Date

/s/ Warren B. Kanders	Executive Chairman of the	March 3, 2009
Warren B. Kanders	Board of Directors
(principal executive officer)

/s/ Philip A. Baratelli	Chief Financial Officer	March 3, 2009
Philip A. Baratelli	(principal financial officer)

/s/ Donald L. House	Director	March 3, 2009
Donald L. House

/s/ Burtt R. Ehrlich	Director	March 3, 2009
Burtt R. Ehrlich

/s/ Nicholas Sokolow	Director	March 3, 2009
Nicholas Sokolow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Clarus Corporation:

Under date of March 3, 2009, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, which are included in the 2008 annual report on Form 10-K of Clarus Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of Clarus Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Stamford, Connecticut
March 3, 2009

Schedule II

Valuation and Qualifying Accounts
Clarus Corporation and Subsidiaries
For the years ended December 31, 2008, 2007 and 2006
Valuation Allowance for Deferred Income Tax Assets and Restructuring and Related Charges

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions (a) (b)	Balance at End of Period
Valuation Allowance for Deferred Income Tax Assets
2006	$92,705,000	$(220,000)	$—	$92,485,000
2007	92,485,000	(5,069,000)	—	87,416,000
2008	$87,416,000	$256,000	$(152,000)	$87,520,000

Restructuring Accruals
2006	$17,000	—	$(17,000)	—

(a)	Deductions related to restructuring and related accruals represent cash payments.
(b)	Deduction related to valuation allowance for deferred income tax assets represents decrease in valuation allowance credited to stockholders’ equity.

EXHIBIT INDEX

Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934