Form 10-Q
period 2009-03-31
CLARUS CORP
filed 2009-05-04
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of April 27, 2009, there were outstanding 17,366,747 shares of common stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	MARCH 31,	DECEMBER 31,
	2009	2008
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,314	$19,342
Marketable securities	28,777	66,670
Interest receivable	29	24
Prepaids and other current assets	151	109
Total current assets	85,271	86,145

PROPERTY AND EQUIPMENT, NET	946	1,032
TOTAL ASSETS	$86,217	$87,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$188	$383
Total current liabilities	188	383

Deferred rent	409	410

Total liabilities	597	793

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,441,747 and 17,441,747 shares issued and 17,366,747 and 17,366,747 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	370,643	370,504
Accumulated deficit	(285,124)	(284,523)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive gain	101	403
Total stockholders' equity	85,620	86,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$86,217	$87,177

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
REVENUES:	$—	$—
Total revenues	—	—

OPERATING EXPENSES:
General and administrative	923	1,150
Depreciation expense	89	89
Total operating expenses	1,012	1,239

OPERATING LOSS	(1,012)	(1,239)
INTEREST INCOME	411	822
NET (LOSS)	$(601)	$(417)

(Loss) per common share:
Basic	$(0.04)	$(0.02)
Diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding:
Basic	16,867	16,867
Diluted	16,867	16,867

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(601)	$(417)
Adjustments to reconcile net (loss)to net cash used in operating activities:
Depreciation on property and equipment	89	89
Amortization of equity compensation plans	139	198
Amortization of discount on securities, net	(324)	(595)
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable, prepaids and other current assets	(47)	104
Decrease in accounts payable and accrued liabilities	(195)	(248)
(Decrease)/increase in deferred rent	(1)	17
NET CASH USED IN OPERATING ACTIVITIES	(940)	(852)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	—	(27,641)
Proceeds from maturity of marketable securities	37,915	9,000
Purchase of property and equipment	(3)	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	37,912	(18,641)

CASH FLOWS FROM FINANCING ACTIVITIES:

NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

CHANGE IN CASH AND CASH EQUIVALENTS	36,972	(19,493)

CASH AND CASH EQUIVALENTS, beginning of period	19,342	41,886
CASH AND CASH EQUIVALENTS, end of period	$56,314	$22,393

SUPPLEMENTAL DISCLOSURE:
Cash paid for franchise and property taxes	$70	$161

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") for the three months ended March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2009 are not necessarily indicative of the results to be obtained for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

NOTE 2.  ASSET REDEPLOYMENT STRATEGY

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

The Company did not incur any transaction expenses in the first quarter of 2009 and 2008.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

NOTE 3.  EARNINGS (LOSS) PER SHARE

Basic net (loss) per share attributable to common stockholders is computed by dividing the net (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for each period. Diluted net (loss) per share attributable to common stockholders is computed by including the effect of all potentially dilutive securities, including options, warrants, restricted stock and redeemable convertible preferred stock. Potentially dilutive securities are excluded from the computation of diluted net (loss) per share attributable to common stockholders if their effect is anti-dilutive.

For the period ended March 31, 2009, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 1,908,750 shares of common stock and 500,000 shares of restricted stock during the period ended March 31, 2009, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option and stock grant prices were higher than the average market price of the Company's common stock during the period.  In addition, diluted net loss per share attributable to common stockholders would have excluded the potentially dilutive effect of options whose exercise prices were lower than the average market price of the Company's common stock during the period ended March 31, 2009 and restricted stock, as their inclusion would have been anti-dilutive because the Company incurred losses during the period.

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31,
	2009	2008
Basic earnings per share calculation:
Net (loss) income	$(601)	$(417)
Weighted average common shares – basic	16,867	16,867
Basic net (loss) income per share	$(0.04)	$(0.02)

Diluted earnings per share calculation:
Net (loss) income	$(601)	$(417)
Weighted average common shares – basic	16,867	16,867
Effect of dilutive stock options	—	—
Effect of dilutive restricted stock	—	—
Weighted average common shares diluted	16,867	16,867
Diluted net (loss) income per share	$(0.04)	$(0.02)

NOTE 4.  STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of March 31, 2009, the number of shares authorized and reserved for issuance under the 2005 Plan is 5.1 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of March 31, 2009, 625,000 stock options have been awarded under the plan of which 225,000 are unvested and 400,000 are vested and eligible for exercise.

The Company recorded total non-cash stock compensation expense of approximately $67,000 related to unvested restricted stock under SFAS 123R for the periods ended March 31, 2009 and 2008.  For the periods ended March 31, 2009 and 2008, the Company incurred compensation expense of approximately $72,000 and $131,000, respectively, related to stock options.

No options or restricted stock were granted during the periods ended March 31, 2009 or 2008.

A summary of the status of stock option grants as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2008	1,908,750	$7.17
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2009	1,908,750	$7.17

Options exercisable at March 31, 2009	1,683,750	$7.34

The following table summarizes information about stock options outstanding as of March 31, 2009:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$3.85 - $ 4.08	—	—	—	—
$4.09 - $10.00	1,908,750	1,683,750	5.9	$7.34
Total	1,908,750	1,683,750	5.9	$7.34

The fair value of unvested shares is determined based on the market price of our shares on the grant date.  As of March 31, 2009, there were 225,000 unvested stock options and unrecognized compensation cost of $549,000 related to unvested stock options.

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

	Three Months Ended
	March 31,
(in thousands)	2009	2008

Net (loss)/income	$(601)	$(417)

(Decrease)/increase in unrealized gain(loss) on marketable securities	(302)	102

Comprehensive (loss)/income	$(903)	$(315)

NOTE 6.  CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7.  NEW ACCOUNTING PRONOUCEMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”)  issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedge items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 also requires the disclosure of the fair values of derivative instruments and their gains and losses in a tabular format and requires cross-referencing within the footnote of important information about derivative instruments.  SFAS 161 is effective for financial statements issued for fiscal years beginning on or after November 15, 2008.  SFAS 161 has not changed the Company’s current practices and therefore it has not impacted preparation of the consolidated financial statements.

In December 2007, the FASB released SFAS No. 141(R), Business Combinations (revised 2007) (“SFAS 141(R)”), which changes many well-established business combination accounting practices and significantly affects how acquisition transactions are reflected in the financial statements.  SFAS 141(R) must be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s consolidated financial statements and is not anticipated to affect the Company until an acquisition is completed.

In December 2007, the FASB released SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an amendment of ARB No. 51 (“SFAS 160”), which establishes accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interests and requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.  Previously, net income attributable to the noncontrolling interest was reported as an expense or other deduction in arriving at consolidated net income.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this pronouncement had no impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which establishes a framework for reporting fair value and expands disclosures about fair value measurements.  SFAS No. 157 (“SFAS 157”) was effective for the Company on January 1, 2008, with the exception that the applicability of SFAS No. 157’s fair value measurement requirements to nonfinancial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been delayed by the FASB for one year. The partial adoption of this pronouncement in 2008 had no impact on the Company’s consolidated financial statements.  Adopting the remainder of the provision in 2009 did not have an impact on the Company’s consolidated financial statements.

NOTE 8.  RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have agreed to allocate the total lease payments of $38,958 per month on the basis of Kanders & Company renting 2,900 square feet for $9,739 per month, and the Company renting 8,600 square feet for $29,222 per month, which are subject to increases during the term of the lease.  Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $57,500 during the quarter ended March 31, 2009 and $38,000 during the quarter ended March 31, 2008.

As of March 31, 2009, the Company had a net receivable of $40,600 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid in April 2009.  As of December 31, 2008, the Company had a net receivable of $21,000 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in the first quarter of 2009.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., (“SIG”) that are reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG.   Such services aggregated $11,300 during the quarter ended March 31, 2009 and $8,000 during the quarter ended March 31, 2008.

As of March 31, 2009, the Company had an outstanding receivable of $11,300 from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid in the second quarter of 2009.  As of December 31, 2008, the Company had an outstanding receivable of $8,300 from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid by SIG in January 2009.

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

NOTE 9.  NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At March 31, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $230.2 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $226.0 million of the $230.2 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $226.0 million of net operating losses available to offset taxable income, approximately $208.2 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

NET OPERATING LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
MARCH 31, 2009

Net Operating Loss
Expiration Dates December 31	Amount (000’s)
2009	$1,911
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1360
2029	423
Total	230,212
Section 382 limitation	(4,229)
After Limitations	$225,983

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalents and marketable securities to enhance stockholder value following the sale of substantially all of our electronic commerce business, which represented substantially all of our revenue generating operations and related assets, and the risks and uncertainties as set forth in "Risk Factors" found in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and described below.

We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

- On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), requiring recognition of expense related to the fair value of stock option awards.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.  Prior to January 1, 2006, the Company accounted for stock option plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Under SFAS 123R, compensation cost recognized during 2009 and 2008 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

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

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2009 TO FIRST QUARTER 2008

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $227,000 or 20% to $923,000 during the quarter ended March 31, 2009, compared to $1,150,000 during the quarter ended March 31, 2008.  The decrease in general and administrative expense for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008, was primarily attributable to decreases in employment compensation and benefits, state and local non-income based taxes, non-cash equity compensation expense and other professional fees.  Management believes we will incur a net loss in 2009 as a result of our current level of expenses and due to lower projected investment yields on our investment portfolio.  General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

The Company did not incur any transaction expenses during the quarter ended March 31, 2009 or 2008.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense remained consistent at $89,000 for the three months ended March 31, 2009 and 2008.

OTHER EXPENSE

There was no other expense incurred for the quarters ended March 31, 2009 or 2008.

INTEREST INCOME

Interest income decreased $411,000 or 50% to $0.4 million for the quarter ended March 31, 2009 from $822,000 in the quarter ended March 31, 2008.  Interest income for the quarters ended March 31, 2009 and 2008, includes $0.3 million and $0.8 million in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on investments.   The weighted average interest rate for our investments for the period ended March 31, 2009 was 1.94% compared to 3.69% for same period in 2008.  The current earnings rate on our portfolio as of March 31, 2009 is 1.49%.  We expect the current earnings rate on our portfolio to decline as existing higher yielding investments mature and are invested at lower current interest rates.

As of April 24, 2009, the current yield on the Company’s portfolio is 1.40% down 0.09% from March 31, 2009, due to declining interest rates.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The overall combined decrease of $0.9 million in cash, cash equivalents and marketable securities from $86.0 million to $85.1 million is primarily due to the decrease in interest income and an increase in operating expenses for the three month period ended March 31, 2009.  The Company's cash and cash equivalents increased to $56.3 million at March 31, 2009 from $19.3 million at December 31, 2008 due to a shift in the composition of the investment portfolio from marketable securities.  Cash and cash equivalents are investments with a shorter duration, less than three months, under accounting principles generally accepted in the United States of America.  Marketable securities decreased to $28.8 million at March 31, 2009 from $66.7 million at December 31, 2008.

Cash used in operating activities was approximately $0.9 million during the quarter ended March 31, 2009 compared to approximately $0.9 million during the quarter ended March 31, 2008. The $0.9 million consisted primarily of the Company's net loss, discount amortization, a decrease in accounts payables and accrued liabilities and an increase in interest receivable, prepaids and other current assets offset by non-cash expenses.

Cash provided by investing activities was approximately $37.9 million during the quarter ended March 31, 2009 compared to approximately $18.6 million used by investing activities during the quarter ended March 31, 2008.  The decrease in cash provided by investing activities is primarily due to, the movement by the Company of additional money from investments to higher yielding money market funds during the quarter ended March 31, 2009.  During the quarter ended March 31, 2009, cash was provided by the maturity of marketable securities partially offset by additions to equipment.

There was no cash provided by or used in financing activities during the quarters ended March 31, 2009 or 2008.

At March 31, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $230.2 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $226.0 million of the $230.2 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $226.0 million of net operating losses available to offset taxable income, approximately $208.2 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4.  PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2009 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2009 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in the Company’s form 10-K for the year ended December 31, 2008.

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

Date: May 4, 2009

/s/ Warren B. Kanders
Warren B. Kanders,
Executive Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Accounting Officer)

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