Form 10-Q
period 2009-06-30
CLARUS CORP
filed 2009-08-06
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

As of July 27, 2009, there were outstanding 17,366,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	JUNE 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,676	$19,342
Marketable securities	18,614	66,670
Interest receivable	23	24
Prepaids and other current assets	179	109
Total current assets	84,492	86,145

PROPERTY AND EQUIPMENT, NET	860	1,032
TOTAL ASSETS	$85,352	$87,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$125	$383
Total current liabilities	125	383

LONG-TERM LIABILITIES:
Deferred rent	421	410

Total liabilities	546	793

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,441,747 shares issued and 17,366,747 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	370,847	370,504
Accumulated deficit	(286,045)	(284,523)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	4	403
Total stockholders' equity	84,806	86,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$85,352	$87,177

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,
	2009	2008	2009	2008
REVENUES:	$—	$—	$—	$—
Total revenues	—	—	—	—

OPERATING EXPENSES:
General and administrative	1,030	1,253	1,953	2,403
Depreciation	88	89	177	178
Total operating expenses	1,118	1,342	2,130	2,581

OPERATING LOSS	(1,118)	(1,342)	(2,130)	(2,581)
INTEREST INCOME	197	559	608	1,381
NET LOSS	$(921)	$(783)	$(1,522)	$(1,200)

Loss per common share:
Basic	$(0.05)	$(0.05)	$(0.09)	$(0.07)
Diluted	$(0.05)	$(0.05)	$(0.09)	$(0.07)

Weighted average shares outstanding:
Basic	16,867	16,867	16,867	16,867
Diluted	16,867	16,867	16,867	16,867

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	SIX MONTHS
	ENDED JUNE 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(1,522)	$(1,200)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation on property and equipment	177	178
Amortization of equity compensation plans	343	397
Amortization of discount on securities, net	(436)	(976)
Loss on disposal of equipment	1	—
Changes in operating assets and liabilities:
Increase in interest receivable, prepaids and other current assets	(69)	(6)
Decrease in accounts payable and accrued liabilities	(258)	(190)
Increase in deferred rent	11	34
NET CASH USED IN OPERATING ACTIVITIES	(1,753)	(1,763)

INVESTING ACTIVITIES:
Purchases of marketable securities	(18,605)	(76,293)
Proceeds from maturity of marketable securities	66,698	53,100
Purchase of property and equipment	(6)	(1)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	48,087	(23,194)

FINANCING ACTIVITIES:

Proceeds from the exercises of stock options	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—
CHANGE IN CASH AND CASH EQUIVALENTS	46,334	(24,957)

CASH AND CASH EQUIVALENTS, Beginning of Period	19,342	41,886
CASH AND CASH EQUIVALENTS, End of Period	$65,676	$16,929

SUPPLEMENTAL DISCLOSURE:

Cash paid for franchise and property taxes	$220	$327

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2009 are not necessarily indicative of the results to be obtained for the year ending December 31, 2009. The Company has evaluated subsequent events through the filing date.  These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

The Company did not incur any transaction expenses in the three and six months ended June 30, 2009 and 2008.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

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

For the three and six months ended June 30, 2009, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 1,845,000 shares of common stock and 500,000 shares of restricted stock during the three and six months ended June 30, 2009 were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option and stock grant prices were higher than the average market price of the Company's common stock during the period.  In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 123,750 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the three and six months ended June 30, 2009, as their inclusion would have been anti-dilutive because the Company incurred losses during the periods.

For the three and six months ended June 30, 2008, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 965,000 shares of common stock during the three and six months ended June 30, 2008, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option exercise prices were higher than the average market price of the Company's common stock during the period.  In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 883,750 shares of the Company's common stock and 500,000 shares of restricted stock whose option and stock grant prices were lower than the average market price of the Company's common stock during the three and six months ended June 30, 2008, as their inclusion would have been anti-dilutive because the Company incurred losses during the periods.

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic earnings per share calculation:
Net loss	$(921)	$(783)	$(1,522)	$(1,200)
Weighted average common shares – basic	16,867	16,867	16,867	16,867
Basic net loss per share	$(0.05)	$(0.05)	$(0.09)	$(0.07)

Diluted earnings per share calculation:
Net loss	$(921)	$(783)	$(1,522)	$(1,200)
Weighted average common shares – basic	16,867	16,867	16,867	16,867
Effect of dilutive stock options	—	—	—	—

Effect of dilutive restricted stock	—	—	—	—
Weighted average common shares diluted	16,867	16,867	16,867	16,867
Diluted net loss per share	$(0.05)	$(0.05)	$(0.09)	$(0.07)

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of June 30, 2009, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.8 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of June 30, 2009, 748,750 stock options have been awarded under the plan of which 255,000 are unvested and 493,750 are vested and eligible for exercise.

On May 28, and June 18, 2009, the Company issued 63,750 and 60,000 stock options, respectively, under the Company’s 2005 Plan, to directors of the Company.  The options issued on May 28 were fully vested on the date of grant and the vesting period for the options granted June 18, 2009 is quarterly beginning June 30, 2009 over one year.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted	May 28, 2009	June 18, 2009

Option Vesting Period	Immediate	One year
Grant Price	$4.06	$4.00
Dividend Yield	0.00%	0.00%
Expected volatility	33.83%	31.51%
Risk-free interest rate	0.97%	2.86%
Expected life	1.50 years	5.31 years
Weighted average fair value	$0.69	$1.36

Using these assumptions, the fair value of the stock options granted during the period ended June 30, 2009 was approximately $125,500 which will be amortized over the vesting period of the options.  No options were granted during the three and six months ended June 30, 2008.

Under SFAS 123R, the Company recorded total non-cash equity compensation expense related to stock options and restricted stock as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Restricted Stock	$67,000	$67,000	$134,000	$134,000
Stock Options	$136,829	$131,250	$208,622	$262,500
Total	$203,829	$198,250	$342,622	$396,500

A summary of the status of stock option grants as of June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2008	1,908,750	$7.17
Granted	123,750	$4.03
Exercised	—	—
Forfeited/Expired	(63,750)	$5.99
Outstanding at June 30, 2009	1,968,750	$7.04

Options exercisable at June 30, 2009	1,713,750	$7.22

The following table summarizes information about stock options outstanding as of June 30, 2009:
				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$3.85 - $ 4.07	123,750	78,750	6.4	$4.03
$4.08 - $10.00	1,845,000	1,635,000	6.3	$7.25
Total	1,968,750	1,713,750	6.3	$7.04

The fair value of unvested options is determined based on the closing market price of our shares on the grant date and is recognized over the requisite service period of one to six years.  As of June 30, 2009, there were 255,000 unvested shares and unrecognized compensation cost of $538,000 related to unvested stock options.

NOTE 5.  COMPREHENSIVE LOSS

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive loss and its components of net loss and "Other Comprehensive Loss." "Other Comprehensive Loss" refers to revenues, expenses and gains and losses that are not included in net loss but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and six months ended June 30, 2009 and 2008 were as follows:

	THREE MONTHS ENDED JUNE 30,			SIX MONTHS ENDED JUNE 30,
	2009		2008	2009	2008
(in thousands)
Net loss	$	(921)	$(783)	$(1,522)	$(1,200)
Unrealized loss on marketable securities		(97)	(128)	(399)	(27)
Comprehensive loss		$(1,018)	$(911)	$(1,921)	$(1,227)

NOTE 6. CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events”  (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  Specifically, SFAS 165 provides:  the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The company adopted SFAS 165 effective for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April of 2009, the FASB issued FASB Staff Position  FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments.  FSP FAS 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The company adopted FSP FAS 115-2 and FAS 124-2  effective for the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 8.  RELATED PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”) an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants to lease approximately 11,500 square feet in Stamford, Connecticut. The Company and Kanders & Company have agreed to allocate the total lease payments of $38,958 per month on the basis of Kanders & Company renting 2,900 square feet for $9,739 per month, and the Company renting 8,600 square feet for $29,222 per month, which are subject to increases during the term of the lease.  Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $5,000 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $45,400 during the three months ended June 30, 2009 and $37,700 during the three months ended June 30, 2008.  For the six month periods ended June 30, 2009 and 2008, respectively, such services aggregated $102,900 and $75,700, respectively.

As of June 30, 2009, the Company had a net receivable of $26,600 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in July 2009.  As of June 30, 2008, the Company had an outstanding net payable of $5,000 to Kanders & Company.  The outstanding amount was paid and received in July 2008.

The Company provides certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that are reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also serves as the Non-Executive Chairman of SIG.  Such services aggregated $7,400 during the three months ended June 30, 2009 and $10,600 during the three months ended June 30, 2008.  For the six month period ended June 30, 2009 and 2008, respectively, such services aggregated $18,700 and $18,600, respectively.

As of June 30, 2009, the Company had outstanding a receivable of $7,400 due from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid in the third quarter of 2009.  As of June 30, 2008, the Company had outstanding a receivable of $10,600 from SIG.  The outstanding amount was paid by SIG in the third quarter of 2008.

During the three- and six-month periods ended June 30, 2009 and 2008, the Company incurred no charges to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC.

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

NOTE 9.  NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At June 30, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $230.8 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $226.8 million of the $230.8 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $226.8 million of net operating losses available to offset taxable income, approximately $208.8 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
JUNE 30, 2009

Net Operating Loss
Expiration Dates December 31,	Amount (000’s)

2009	1,911
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	1,029
Total	230,818
Section 382 limitation	(4,030)
After Limitations	$226,788

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. RESULTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

- The Company accounts for its marketable securities under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (“SFAS 115”). Pursuant to the provisions of SFAS 115, the Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $223,000, or 18%, to $1,030,000 during the three months ended June 30, 2009, compared to $1,253,000 during the three months ended June 30, 2008. The decrease in general and administrative expense for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, was primarily attributable to decreases in employment compensation and benefits, professional fees, investment management fees, and travel expenses offset by increases in franchise and property taxes and non-cash equity compensation expense.  General and administrative expenses decreased $450,000, or 19%, to $1,953,000 during the six-month period ended June 30, 2009, compared to $2,403,000 during the same period ended June 30, 2008.  The decrease in general and administrative expense for the six months ended June 30, 2009 was primarily attributable to decreases in employment compensation and benefits, non-cash equity compensation expense, franchise and property taxes, investment management fees, other professional fees and travel expenses.  Management believes we will incur a net loss in 2009 as a result of our current level of expenses and due to lower projected investment yields on our investment portfolio.  General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

The Company did not incur any transaction expenses during the three and six months ended June 30, 2009 or 2008, respectively.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements

DEPRECIATION EXPENSE

Depreciation expense decreased $1,000, or 1%, to $88,000 in the three months ended June 30, 2009, compared to $89,000 in the same period ended June 30, 2008.  For the six months ended June 30, 2009, depreciation expense decreased $1,000, or 1%, to $177,000, compared to $178,000 in the same period ended June 30, 2008.  The decrease is primarily attributable to less depreciation for office equipment and minimal purchase of new fixed assets.

OTHER EXPENSE

There was no other income or expense incurred for the three and six months ended June 30, 2009 and 2008, respectively.

INTEREST INCOME

Interest income decreased $362,000, or 65%, to $197,000 for the quarter ended June 30, 2009, from $559,000 in the quarter ended June 30, 2008.  Interest income for the quarters ended June 30, 2009 and 2008, includes $111,000 and $382,000 in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on investments.  The weighted average interest rate for our investments for the three-month period ended June 30, 2009, was 0.94% compared to 2.60% for same period in 2008.

During the six months ended June 30, 2009, interest income decreased $773,000, or 56%, to $608,000 from $1,381,000 during the six months ended June 30, 2008.  Interest income for the six-month periods ended June 30, 2009 and 2008, includes $436,000 and $976,000, respectively, in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return that we received on our cash, cash equivalent assets and marketable securities.  The weighted average interest rate for our investments for the six months ended June 30, 2009 was 1.44% compared to 3.20% for same period in 2008.

The current earnings rate as of July 27, 2009 is 0.27%.  We expect the current rate to decline as existing higher yielding investments mature and are invested at lower current interest rates.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and six month periods ended June 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The overall combined decrease of $1.7 million in cash, cash equivalents and marketable securities from $86.0 million to $84.3 million is primarily due to the decrease in interest income for the six month period ended June 30, 2009.  The Company's cash and cash equivalents increased to $65.7 million at June 30, 2009 from $19.3 million at December 31, 2008 due to a shift in the composition of the investment portfolio from marketable securities.  Cash and cash equivalents are investments with a shorter duration, less than three months, under accounting principles generally accepted in the United States of America.  Marketable securities decreased to $18.6 million at June 30, 2009 from $66.7 million at December 31, 2008.

Cash used by operating activities was approximately $1.8 million during the six months ended June 30, 2009, compared to cash used by operating activities of approximately $1.8 million during the six months ended June 30, 2008.  The $1.8 million consisted primarily of the Company's net loss, discount amortization, a decrease in accounts payables and accrued liabilities and an increase in interest receivable, prepaids and other current assets offset by non-cash expenses.

Cash provided by investing activities was approximately $48.1 million during the six months ended June 30, 2009. The cash was provided by the maturity of marketable securities partially offset by the purchase of marketable securities.  Cash used by investing activities was approximately $23.2 million during the six months ended June 30, 2008. The cash was used by the purchase of marketable securities partially offset by the maturity of marketable securities.  Capital expenditures were approximately $6,000 for the six-month period ended June 30, 2009, compared to $1,000 for the same period in 2008.

There was no cash provided by or used in financing activities during the three and six months ended June 30, 2009 or 2008, respectively.

At June 30, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $230.8 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the year 2009.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $226.8 million of the $230.8 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $226.8 million of net operating losses available to offset taxable income, approximately $208.8 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

Clarus is currently in the process of reducing its level of operating expenses and is taking a number of steps to reduce its expected annual cash expenses on a go forward basis, including reducing and deferring executive and other compensation and related costs, headcount reductions, eliminating discretionary bonuses and reducing professional fees and other costs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2009 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the second quarter ended June 30, 2009 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

There have been no material changes to the risk factors described in the Company’s form 10-K for the year ended December 31, 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on June 18, 2009.  Of the 17,366,747 shares of common stock entitled to vote at the meeting, 15,020,894 shares of common stock were present in person or by proxy and entitled to vote.  Such number of shares represented approximately 86.49% of our outstanding shares of common stock.  Listed below is the matter voted upon at our Annual Meeting of Stockholders and the voting results:

	FOR	WITHHELD
Election of Directors:
Burtt R. Ehrlich	12,832,885	2,188,009
Donald L. House	12,890,504	2,130,390
Warren B. Kanders	14,310,657	710,237
Nicholas Sokolow	12,832,885	2,188,009

ITEM 5. OTHER MATTERS

As part of our efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, Warren B. Kanders, our Executive Chairman, agreed with the Company and its board of directors pursuant to a letter dated August 6, 2009, to defer his $250,000 annual salary until the consummation of an asset redeployment transaction, at which time all such deferred salary will be paid to him.  A copy of the letter reflecting this agreement  is attached to this Quarterly Report as Exhibit 10.1 and is incorporated herein by reference as though fully set forth herein. The foregoing summary description of the letter agreement is not intended to be complete and is qualified in its entirety by the complete text of the letter agreement.

As part of additional efforts to reduce our level of operating expenses, Philip A. Baratelli, our Chief Financial Officer, agreed in a letter dated August 6, 2009 to a ten percent (10%) reduction of his current base salary of $200,000. A copy of the letter reflecting this agreement is attached to this Quarterly Report as Exhibit 10.2 and is incorporated herein by reference as though fully set forth herein. The foregoing summary description of the letter agreement is not intended to be complete and is qualified in its entirety by the complete text of the letter agreement.

ITEM 6. EXHIBITS

Exhibit
Number	Exhibit

10.1	Letter Agreement dated August 6, 2009, between Clarus Corporation and Warren B. Kanders.

10.2	Letter Agreement dated August 6, 2009, between Clarus Corporation and Philip A. Baratelli.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION

Date: August 6, 2009

/s/ Warren B. Kanders
Warren B. Kanders,
Executive Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Philip A. Baratelli
Philip A. Baratelli,
Chief Financial Officer
(Principal Financial and
Chief Accounting Officer)

EXHIBIT INDEX

Number	Exhibit

10.1	Letter Agreement dated August 6, 2009, between Clarus Corporation and Warren B. Kanders.

10.2	Letter Agreement dated August 6, 2009, between Clarus Corporation and Philip A. Baratelli.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.