Form 10-Q
period 2009-09-30
CLARUS CORP
filed 2009-11-02
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

As of October 27, 2009, there were outstanding 17,366,747 shares of Common Stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,856	$19,342
Marketable securities	24,921	66,670
Interest receivable	10	24
Prepaids and other current assets	178	109
Total current assets	83,965	86,145

PROPERTY AND EQUIPMENT, NET	776	1,032
TOTAL ASSETS	$84,741	$87,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$319	$383
Total current liabilities	319	383

LONG-TERM LIABILITIES:
Deferred rent	434	410

Total liabilities	753	793
STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized; 17,441,747 shares issued and 17,366,747 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	370,875	370,504
Accumulated deficit	(286,895)	(284,523)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	8	403
Total stockholders' equity	83,988	86,384

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$84,741	$87,177

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS		NINE MONTHS
	ENDED SEPTEMBER 30,		ENDED SEPTEMBER 30,
	2009	2008	2009	2008
REVENUES:	$—	$—	$—	$—
Total revenues	—	—	—	—

OPERATING EXPENSES:
General and administrative	791	1,160	2,744	3,563
Transaction expenses	32	—	32	—
Depreciation	83	89	260	267
Total operating expenses	906	1,249	3,036	3,830

OPERATING LOSS	(906)	(1,249)	(3,036)	(3,830)
INTEREST INCOME	56	534	664	1,915
NET LOSS	$(850)	$(715)	$(2,372)	$(1,915)

Loss per common share:
Basic	$(0.05)	$(0.04)	$(0.14)	$(0.11)
Diluted	$(0.05)	$(0.04)	$(0.14)	$(0.11)

Weighted average shares outstanding:
Basic	16,867	16,867	16,867	16,867
Diluted	16,867	16,867	16,867	16,867

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AMOUNTS)

	NINE MONTHS
	ENDED SEPTEMBER 30,
	2009	2008
OPERATING ACTIVITIES:
Net loss	$(2,372)	$(1,915)
Adjustments to reconcile net loss to net cash used in Operating activities:
Depreciation on property and equipment	260	266
Amortization of equity compensation plans	371	537
Amortization of discount on securities, net	(452)	(1,436)
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities:
(Increase)/decrease in interest receivable, prepaids and other current assets	(55)	6
Decrease in accounts payable and accrued liabilities	(64)	(56)
Increase in deferred rent	24	50

NET CASH USED IN OPERATING ACTIVITIES	(2,286)	(2,548)

INVESTING ACTIVITIES:
Purchases of marketable securities	(30,892)	(96,407)
Proceeds from maturity of marketable securities	72,698	68,938
Purchase of property and equipment	(6)	(3)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	41,800	(27,472)

FINANCING ACTIVITIES:

Proceeds from the exercises of stock options	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	—	—

CHANGE IN CASH AND CASH EQUIVALENTS	39,514	(30,020)

CASH AND CASH EQUIVALENTS, Beginning of Period	19,342	41,886
CASH AND CASH EQUIVALENTS, End of Period	$58,856	$11,866

SUPPLEMENTAL DISCLOSURE:
Cash paid for franchise and property taxes	$306	$374

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and nine months ended September 30, 2009 and 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be obtained for the year ending December 31, 2009.  In the preparation of these financial statements, Clarus evaluate all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet.  Subsequent events were evaluated through November 2, 2009, up to the time the financial statements were issued.  These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2008, filed with the Securities and Exchange Commission.

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

The Company has recognized $32,000 in transaction expenses for the three and nine months ended September 30, 2009.  There were no transaction expenses incurred during the three and nine months ended September 30, 2008.  Transaction expense consists primarily of accounting fees related to a potential acquisition.

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

For the three and nine months ended September 30, 2009, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 1,845,000 shares of common stock and 500,000 shares of restricted stock during the three and nine months ended September 30, 2009 were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option and stock grant prices were higher than the average market price of the Company's common stock during the period.  In addition, diluted net loss per share attributable to common stockholders excludes the potentially dilutive effect of options to purchase 123,750 shares of the Company's common stock whose exercise prices were lower than the average market price of the Company's common stock during the three and nine months ended September 30, 2009, as their inclusion would have been anti-dilutive because the Company incurred losses during the periods.

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Basic earnings per share calculation:
Net loss	$(850)	$(715)	$(2,372)	$(1,915)
Weighted average common shares – basic	16,867	16,867	16,867	16,867
Basic net loss per share	$(0.05)	$(0.04)	$(0.14)	$(0.11)

Diluted earnings per share calculation:
Net loss	$(850)	$(715)	$(2,372)	$(1,915)
Weighted average common shares – basic	16,867	16,867	16,867	16,867
Effect of dilutive stock options	—	—	—	—

Effect of dilutive restricted stock	—	—	—	—
Weighted average common shares diluted	16,867	16,867	16,867	16,867
Diluted net loss per share	$(0.05)	$(0.04)	$(0.14)	$(0.11)

NOTE 4. STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of September 30, 2009, the number of shares authorized and reserved for issuance under the 2005 Plan is 5.0 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of September 30, 2009, 748,750 stock options have been awarded under the plan of which 165,000 are unvested and 583,750 are vested and eligible for exercise.

On July 1, 2009, the Company accelerated the vesting of 100,000 options originally issued December 13, 2007 to a terminated employee.  As part of the severance agreement, the expiration period of these options was extended until June 30, 2010.  The total decrease to non-cash equity compensation related to these options was $90,000 which was recorded in general and administrative expenses during the three months ended September 30, 2009.  There were no options issued during the three month period ended

September 30, 2009.  For the nine month period ended September 30, 2009, the Company granted 123,750 options.  For the three and nine month periods ended September 30, 2008 the Company granted 60,000 options.

The Company recorded total non-cash equity compensation expense related to stock options and restricted stock as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Restricted Stock	$67,000	$67,000	$201,000	$201,000
Stock Options	$(38,325)	$73,129	$170,297	$335,629
Total	$28,675	$140,129	$371,297	$536,629

A summary of the status of stock option grants as of September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

		Weighted
		Average
	Options	Exercise Price
Outstanding at December 31, 2008	1,908,750	$7.17
Granted	123,750	$4.03
Exercised	—	—
Forfeited/Expired	(63,750)	$5.99
Outstanding at September 30, 2009	1,968,750	$7.03

Options exercisable at September 30, 2009	1,803,750	$7.14

The following table summarizes information about stock options outstanding as of September 30, 2009:

				Weighted
			Remaining Life	Average
Exercise Price Range	Outstanding	Exercisable	In Years	Exercise Price
$3.85 - $ 4.09	123,750	93,750	6.2	$4.03
$4.10 - $10.00	1,845,000	1,710,000	5.7	$7.23
Total	1,968,750	1,803,750	6.0	$7.03

The fair value of unvested options is determined based on the closing market price of our shares on the grant date and is recognized over the requisite service period of one to six years.  As of September 30, 2009, there were 165,000 unvested shares and unrecognized compensation cost of $315,665 related to unvested stock options.

NOTE 5.  COMPREHENSIVE LOSS

The Company utilizes Topic 220 – Other Comprehensive Income.  Other Comprehensive Loss refers to revenues, expenses and gains and losses that are not included in net loss but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended September 30, 2009 and 2008 were as follows:

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008
(in thousands)
Net loss	$(850)	$(715)	$(2,372)	$(1,915)
Unrealized gain/(loss) on marketable securities	4	(47)	(395)	(75)
Comprehensive loss	$(846)	$(762)	$(2,767)	$(1,990)

NOTE 6. CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

Effective for financial statements issued for interim and annual periods ending after September 15, 2009, The FASB Accounting Standards Codification™ (the "Codification") became the source of authoritative U.S. generally accepted accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied to nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative GAAP to SEC registrants.  On the effective date, the Codification superseded, but did not change, all then-existing non-SEC accounting and reporting standards, and all other nongrandfathered, non-SEC accounting literature not included in the codification became nonauthoritative.  Transition to the Codification did not affect Clarus’ results of operations, cash flows or financial positions.  This Form 10-Q reflects the implementation of the Codification.

In June 2009, Clarus adopted guidance on accounting for and disclosures of subsequent events, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The required new disclosures are made in Note 1 (Basis of Presentation) above, and this guidance has not otherwise impacted Clarus’ condensed consolidated financial statements.

In April of 2009, the Company adopted new guidance which amended previous other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance modified previous requirements recognizing other-than-temporary impairment on debt securities but did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.   The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In September 2006, the FASB issued guidance on Fair Value Measurements which establishes a framework for reporting fair value and expands disclosures about fair value measurements. The guidance related to financial instruments that are already required or permitted to be recognized or disclosed at fair value on a recurring basis was effective for the Company on January 1, 2008. The guidance related to fair value measurement and disclosure requirements for nonfinancial assets and liabilities has been delayed by the FASB for one year. The partial adoption of this pronouncement in 2008 had no impact on the Company's consolidated financial statements. Adopting the remainder of the provision in 2009 did not have an impact on the Company's consolidated financial statements.

On January 1, 2009, Clarus adopted guidance related to business combinations.  This guidance establishes principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued guidance further clarifying the application of the standard.  The guidance primarily relates to business combinations entered into after December 31, 2009, and has not impacted Clarus’ condensed consolidated financial statements.  The adoption of this pronouncement had no impact on the Company’s consolidated financial statements and is not anticipated to affect the Company until an acquisition is completed.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $47,400 during the three months ended September 30, 2009 and $51,300 during the three months ended September 30, 2008.  For the nine month periods ended September 30, 2009 and 2008, respectively, such services aggregated $150,200 and $127,000, respectively.

As of September 30, 2009, the Company had a net receivable of $33,300 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in October 2009.  As of December 31, 2008, the Company had an outstanding net receivable of $21,000 to Kanders & Company.  The outstanding amount was paid and received in the first quarter of 2009.

The Company provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc., formerly known as Net Perceptions, Inc. (“SIG”) that were reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also served as the Non-Executive Chairman of SIG.  Such services aggregated $0 during the three months ended September 30, 2009 and $8,500 during the three months ended September 30, 2008.  For the nine month period ended September 30, 2009 and 2008, respectively, such services aggregated $18,700 and $27,100, respectively.

As of September 30, 2009, the Company had no outstanding receivables due from SIG.  As of December 31, 2008, the Company had outstanding a receivable of $8,300 from SIG.  The outstanding amount was paid by SIG in January 2009.

During the three- and nine-month periods ended September 30, 2009, the Company incurred no charges to Kanders Aviation LLC, an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by directors and officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation LLC.    During the quarter ended September 30, 2008, the Company incurred charges of approximately $14,000 for payments to Kanders Aviation LLC.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above approximate those that the Company would have received in transactions with unaffiliated parties.

NOTE 9.  NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

Management has provided a full valuation allowance against net deferred income tax assets at September 30, 2009, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria. At September 30, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $231.6 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the fourth quarter of 2009.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $227.8 million of the $231.6 million of U.S. net operating loss carryforward is currently expected to be available to offset taxable income that the Company may recognize in the future, subject to compliance with Section 382 of the Internal Revenue Code.  Of the approximately $227.8 million of net operating losses available to offset taxable income, approximately $209.6 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION DATES*
(UNAUDITED)
SEPTEMBER 30, 2009

Net Operating Loss
Expiration Dates December 31,	Amount (000’s)

2009	1,911
2010	7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	1,799
Total	231,588
Section 382 limitation	(3,831)
After Limitations	$227,757

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

These and other statements, which are not historical facts, are based largely upon our current expectations and assumptions and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those contemplated by such forward-looking statements. These risks and uncertainties include, among others, our planned effort to redeploy our assets and use our substantial cash, cash equivalents and marketable securities to enhance stockholder value and the occurrence of events which could limit our ability to utilize our substantial net operating loss carry forward as well as other factors described in the "Risk Factors" section found in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and described below.

We cannot assure you that we will be successful in our efforts to redeploy our assets or that any such redeployment will result in Clarus’ future profitability. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS. RESULTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

- The Company has classified its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

- Under the asset and liability method specified, deferred taxes are determined based on the difference between the financial reporting and tax bases of assets and liabilities. Deferred tax liabilities are offset by deferred tax assets relating to net operating loss carryforwards, tax credit carryforwards and deductible temporary differences. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with temporary differences and operating and capital loss carryforwards will be utilized.  A valuation allowance is recorded for those deferred tax assets for which it is more likely than not that the realization will not occur.

-  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.    Compensation cost recognized during 2009 and 2008 would include: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value.

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

RESULTS OF OPERATIONS - COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $369,000, or 32%, to $791,000 during the three months ended September 30, 2009, compared to $1,160,000 during the three months ended September 30, 2008. The decrease in general and administrative expense for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, was primarily attributable to decreases in employment compensation and benefits, non-cash equity compensation expense largely from a modification of an option award for a terminated employee, consulting fees, travel expenses and other professional fees offset by increases in franchise and property taxes, insurance and investment management fees.  General and administrative expenses decreased $819,000, or 23%, to $2,744,000 during the nine-month period ended September 30, 2009, compared to $3,563,000 during the same period ended September 30, 2008.  The decrease in general and administrative expense for the nine months ended September 30, 2009 was primarily attributable to decreases in employment compensation and benefits, non-cash equity compensation expense largely from a modification of an option award for a terminated employee, consulting fees, travel expenses, other professional fees and investment management fees offset by increases in public company filing expenses.  Management believes we will incur a net loss in 2009 as a result of our current level of expenses and due to lower projected investment yields on our investment portfolio.

TRANSACTION EXPENSES

The Company incurred $32,000 in transaction expenses during the three and nine months ended September 30, 2009.  There were no transaction expenses incurred during the three and nine months ended September 30, 2008.  Transaction expense consists primarily of accounting fees related to a potential acquisition.

DEPRECIATION EXPENSE

Depreciation expense decreased $6,000, or 7%, to $83,000 in the three months ended September 30, 2009, compared to $89,000 in the same period ended September 30, 2008.  For the nine months ended September 30, 2009, depreciation expense decreased $7,000, or 3%, to $260,000, compared to $267,000 in the same period ended September 30, 2008.  The decrease is due to the retirement of office equipment.

INTEREST INCOME

Interest income decreased $478,000, or 90%, to $56,000 for the quarter ended September 30, 2009, from $534,000 in the quarter ended September 30, 2008.  Interest income for the quarters ended September 30, 2009 and 2008, includes $16,000 and $508,000 in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on cash, cash equivalents assets and marketable securities.  The weighted average interest rate for our investments for the three-month period ended September 30, 2009, was 0.26% compared to 2.51% for same period in 2008.

During the nine months ended September 30, 2009, interest income decreased $1,251,000, or 65%, to $664,000 from $1,915,000 during the nine months ended September 30, 2008.  Interest income for the nine-month periods ended September 30, 2009 and 2008, includes $452,000 and $1,832,000, respectively, in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return that we received on our cash, cash equivalent assets and marketable securities.  The weighted average interest rate for our investments for the nine months ended September 30, 2009 was 1.05% compared to 2.98% for same period in 2008.

The current earnings rate as of October 27, 2009 is .19%.  We expect the current rate to decline as existing higher yielding investments mature and are invested at lower current interest rates.

INCOME TAXES

Management has provided a full valuation allowance against net deferred income tax assets at September 30, 2009, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria. As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the three and nine month periods ended September 30, 2009 and 2008, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The overall combined decrease of $2.2 million in cash, cash equivalents and marketable securities from $86.0 million to $83.8 million is primarily due to the decrease in interest income for the nine month period ended September 30, 2009.  The Company's cash and cash equivalents increased to $58.9 million at September 30, 2009 from $19.3 million at December 31, 2008 due to a shift in the composition of the investment portfolio from marketable securities.  Cash and cash equivalents are investments with a shorter duration, less than three months, under accounting principles generally accepted in the United States of America.  Marketable securities decreased to $24.9 million at September 30, 2009 from $66.7 million at December 31, 2008.

Cash used by operating activities was approximately $2.3 million during the nine months ended September 30, 2009, compared to cash used by operating activities of approximately $2.6 million during the nine months ended September 30, 2008.  The $2.3 million consisted primarily of the Company's net loss, discount amortization, a decrease in accounts payable and accrued liabilities and an increase in interest receivable, prepaids and other current assets offset by non-cash expenses.

Cash provided by investing activities was approximately $41.8 million during the nine months ended September 30, 2009. The cash was provided by the maturity of marketable securities partially offset by the purchase of marketable securities.  Cash used in investing activities was approximately $27.5 million during the nine months ended September 30, 2008. The cash was used to purchase of marketable securities partially offset by the maturity of marketable securities.  Capital expenditures were approximately $6,000 for the nine-month period ended September 30, 2009, compared to $3,000 for the same period in 2008.

There was no cash provided by or used in financing activities during the three and nine months ended September 30, 2009 or 2008, respectively.

At September 30, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $231.6 million, $1.3 million and $56,000, respectively, which expire in varying amounts beginning in the fourth quarter of 2009.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $227.8 million of the $231.6 million of U.S. net operating loss carryforward is currently expected to be available to offset taxable income that the Company may recognize in the future, subject to compliance with Section 382 of the Internal Revenue Code.  Of the approximately $227.8 million of net operating losses available to offset taxable income, approximately $209.6 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2008.

ITEM 4. PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2009 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the third quarter ended September 30, 2009 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: November 2, 2009

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