Form 10-K
period 2009-12-31
CLARUS CORP
filed 2010-03-15
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-24277

CLARUS CORPORATION
(Exact name of Registrant as specified in its Charter)
Delaware	58-1972600
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

One Landmark Square, Stamford, Connecticut	06901
(Address of Principal Executive Offices)	(Zip Code)
(203) 428-2000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES ☐  NO☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐  NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer  ☐ Accelerated filer ☒    Non-accelerated filer ☐ Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2009 was approximately $52.1 million based on $3.79 per share, the closing price of the common stock as quoted on the OTC Pink Sheets Electronic Quotation Service.

The number of shares of the Registrant's common stock outstanding at March 5, 2010 was 17,366,747 shares.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2009 fiscal year end are incorporated by reference into Part III of this report.

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

BUSINESS

At the 2002 annual meeting of our stockholders held on May 21, 2002, Warren B. Kanders, Burtt R. Ehrlich and Nicholas Sokolow were elected by our stockholders to serve on our Board of Directors. Under the leadership of these directors, our Board of Directors adopted a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business that will serve as a platform company, using our cash, cash equivalents, marketable securities, other non-operating assets (including, to the extent available, our net operating loss carryforward) and our publicly-traded common stock to enhance future growth. The strategy also seeks to reduce significantly our cash expenditure rate by targeting, to the extent practicable, our overhead expenses excluding transaction expenses to the amount of our investment income until the completion of an acquisition or merger.  Management currently believes, however, that the Company's operating expenses will exceed investment income during 2010 due to declines in interest rates and earnings on investments.

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

Upon the closing of the sale to Epicor, Warren B. Kanders assumed the position of Executive Chairman of the Board of Directors, Stephen P. Jeffery ceased to serve as Chief Executive Officer and Chairman of the Board, and James J. McDevitt ceased to serve as Chief Financial Officer and Corporate Secretary. Mr. Jeffery agreed to continue to serve on the Board of Directors and serve in a consulting capacity for a period of three years. In addition, the Board of Directors appointed Nigel P. Ekern as Chief Administrative Officer to oversee the operations of Clarus and to assist with our asset redeployment strategy.  Mr. Ekern resigned on December 31, 2006.  Philip A. Baratelli assumed the role of Chief Financial Officer on February 1, 2007.

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

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific industries for potential acquisitions, we plan to seek businesses with substantial operations and free cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.  Historically, our investment criteria generally included a focus on companies with a transaction value of between approximately $200 million to over $500 million with levels of earnings before income tax, taxes, depreciation and amortization of approximately $25 million or greater so as to utilize our available net operating loss tax carryforwards (“NOLs”). However, due to prevailing market conditions, we have expanded the scope of our investment criteria to include companies with a lower transaction value.  We believe that our common stock, which has a strong institutional stockholder base, offers us flexibility as acquisition currency and will enhance our attractiveness to potential merger or acquisition candidates. This strategy is, however, subject to certain risks. See "Risk Factors" below.

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

As of December 31, 2009, our investment portfolio comprising our cash, cash equivalents and marketable securities was valued at approximately $82.4 million and consists primarily of United States government agency securities and money market funds held in a custody account at JP Morgan Chase with a weighted average maturity of 56 days as of February 26, 2010.  Any reduction in the amount of our investment portfolio may limit our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to acquire an operating business which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

EMPLOYEES

All of our employees are based in the United States. As of December 31, 2009, we had a total of eight employees, all of which are located in our Stamford, Connecticut headquarters.  Our employees and executive management team devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities.  None of our employees are represented by a labor union or are subject to a collective bargaining agreement. We have not experienced any work stoppages and consider our relationship with our employees to be good.

Successful redeployment of our assets is dependent upon the efforts of our executive management team, in particular Warren B. Kanders, our Executive Chairman of the Board of Directors. While Mr. Kanders resigned effective July 31, 2007 as Chairman and Chief Executive Officer of Armor Holdings, Inc. in connection with its sale, he and our other employees also serve in various capacities with other public and private entities, including not-for-profit entities. As previously disclosed, our employees, including Mr. Kanders devote as much of their time as is necessary to the affairs of the Company.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 1, 2010 are as follows:

Warren B. Kanders, 52, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Mr. Kanders served as a director of Highlands Acquisition Corp., a publicly-held blank check company from May 2007 until September 2009. Mr. Kanders has served as the President of Kanders & Company since 1990. Prior to the completion of the acquisition of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armed vehicles and safety and survivability products and systems to the aerospace & defense, public safety, homeland security and commercial markets, by BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Armor Holdings, Inc. since January 1996 and as its Chief Executive Officer since April 2003. From April 2004 until October 2006, he served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc., which was a leading independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of PC Group, formerly known as Langer, Inc., a Nasdaq-listed manufacturer of personal care products. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Benson Eyecare Corporation, a manufacturer and distributor of eye care products and services.

Philip A. Baratelli, 42, has served as our Chief Financial Officer, Secretary and Treasurer since February 2007. Since February 2007, Mr. Baratelli has also served as Chief Financial Officer for Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Warren B. Kanders that makes investments in and provides consulting services to public and private entities. Mr. Baratelli served as the Chief Financial Officer for Highlands Acquisition Corp., a publicly-held blank check company from April 2007 until September 2009. From June 2001 to February 2007, Mr. Baratelli was the Corporate Controller and Treasurer of Armor Holdings, Inc., a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems serving aerospace & defense, public safety, homeland security and commercial markets. From February 1998 to February 2001, Mr. Baratelli was employed by PricewaterhouseCoopers LLP in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Banks, Inc. in various finance and credit analysis positions.  Mr. Baratelli received a Bachelor of Science in finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a Certified Public Accountant.

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

RISKS RELATED TO CLARUS CORPORATION

WE CONTINUE TO INCUR OPERATING LOSSES.

As a result of the sale of substantially all of our electronic commerce business in 2002, we no longer generate revenue previously associated with the products and contracts comprising our electronic commerce business. We are not profitable and have incurred an accumulated deficit of $289.4 million from our inception through December 31, 2009. Our current ability to generate revenues and to achieve profitability and positive cash flow will depend on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to reposition our business whether it is through a merger or acquisition. Our ability to become profitable will depend, among other things, (i) on our success in identifying and acquiring a new operating business, (ii) on our development of new products or services relating to our new operating business, and (iii) on our success in distributing and marketing our new products or services.

WE MAY BE UNABLE TO REDEPLOY OUR ASSETS SUCCESSFULLY.

As part of our strategy to limit operating losses and enable the Company to redeploy its assets and use its cash, cash equivalents and marketable securities to enhance stockholder value, we sold our electronic commerce business, which represented substantially all of our revenue generating operations and related assets. We are pursuing a strategy of identifying suitable merger partners and acquisition candidates that will serve as a platform company. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with operations and free cash flow, experienced management teams, and operations in markets offering significant growth opportunities. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities having a business objective similar to ours including blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which give them a competitive advantage in pursuing the acquisition of certain target businesses. We may not be able to successfully identify such a business, obtain financing for such acquisition, or successfully operate any business that we identify. Moreover, consummation of a redeployment transaction may result in loss or limitation of our net operating loss (“NOL”)  carryforwards and any newly acquired business may not generate sufficient income to fully utilize the NOL. We have been working without success since December 2002 to identify a suitable merger partner and consummate an acquisition. Failure to redeploy our assets successfully will result in our inability to become profitable.

Even if we identify an appropriate acquisition opportunity, we may be unable to negotiate favorable terms for that acquisition or obtain financing on favorable terms to us for that acquisition. The anticipated results or operational benefits of any businesses we acquire may not be realized, and we may be unable to select, manage or absorb or integrate any future acquisitions successfully. Any acquisition, even if effectively integrated, may not benefit our stockholders. Any acquisitions that we attempt or complete may involve a number of unique risks including: (i) executing successful due diligence; (ii) our exposure to unforeseen liabilities of acquired companies; and (iii) our ability to integrate and absorb the acquired company successfully. We may be unable to address these problems successfully. If we do effect an acquisition, it is possible that the financial markets or investors will view the acquisition negatively. Our failure to redeploy our assets could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

RECENT TURMOIL ACROSS VARIOUS SECTORS OF THE FINANCIAL MARKETS MAY NEGATIVELY IMPACT THE COMPANY’S BUSINESS, FINANCIAL CONDITION AND/OR OPERATING RESULTS.

Since 2008, the United States as well as global capital and credit markets have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and the availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our redeployment strategy and on the market value of our investment portfolio and otherwise on our ability to redeploy our assets and use our cash, cash equivalents and marketable securities to acquire an operating business, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

Our executive employees devote as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities, including not-for-profit entities affiliated with Kanders & Company. While management believes these non-exclusive arrangements benefit the Company by availing itself of certain of the resources of Kanders & Company, the other business interests of these individuals could limit their ability to devote time to our affairs.

WE WILL INCUR SIGNIFICANT COSTS IN CONNECTION WITH OUR EVALUATION OF SUITABLE MERGER PARTNERS AND ACQUISITION CANDIDATES.

As part of our plan to redeploy our assets, our management is seeking, analyzing and evaluating potential acquisition and merger candidates. We have incurred and will continue to incur significant costs, such as legal, accounting, appraisal and other professional fees incurred for due diligence and preparation and negotiation of documentation, as part of these redeployment efforts. Notwithstanding these efforts and expenditures, we cannot give any assurance that we will identify an appropriate acquisition opportunity in the near term, or at all.

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

As a result of the final rules adopted by the Securities and Exchange Commission on June 29, 2005, the Company may be deemed to be a shell company. The rules are designed to ensure that investors in shell companies that acquire operations have timely access to the same kind of information as is available to investors in public companies generally. The rules prohibit the use by shell companies of a Form S-8 and require a shell company to include extensive registration-level information (similar to the type of disclosure required to register a class of securities under the Securities Exchange Act of 1934 (the “Exchange Act”)), in the Form 8-K that the shell company files to report the acquisition of a business.

Such extensive registration-level information includes a detailed description of a company’s business and properties, management, executive compensation, related party transactions, legal proceedings and historical market price information, as well as audited historical financial statements and management’s discussion and analysis of results of operations. The revised Form 8-K rules also require a shell company to file pro forma financial statements giving effect to the acquisition not later than four business days after completion of the acquisition, instead of 75 days as required by non-shell companies.

If the Company were to be deemed a shell company, any increased difficulty in the Company’s ability to identify and consummate an acquisition with an appropriate merger candidate can materially adversely affect the Company’s ability to successfully implement its redeployment strategy.  The time and additional costs that may be incurred by some acquisition prospects to prepare such detailed disclosures and obtain audited financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company, or deter potential targets from negotiating with the Company.

WE WILL LIKELY HAVE NO OPERATING HISTORY IN OUR NEW LINE OF BUSINESS, WHICH IS YET TO BE DETERMINED, AND THEREFORE WE WILL BE SUBJECT TO THE RISKS INHERENT IN ESTABLISHING A NEW BUSINESS.

We have not identified what our new line of business will be; therefore, we cannot fully describe the specific risks presented by such business. It is likely that we will have had no operating history in the new line of business and it is possible that the target company may have a limited operating history in its business. Accordingly, there can be no assurance that our future operations will generate operating or net income, and as such our success will be subject to the risks, expenses, problems and delays inherent in establishing a new line of business for the Company. The ultimate success of such new business cannot be assured.

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

WE MAY BE UNABLE TO REALIZE THE BENEFITS OF OUR NOL AND TAX CREDIT CARRYFORWARDS.

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

CERTAIN PROTECTIVE MEASURES IMPLEMENTED BY US TO PRESERVE OUR NOL MAY NOT BE EFFECTIVE OR MAY HAVE SOME UNINTENDED NEGATIVE EFFECTS.

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the "Amendment") to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOL. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of the Company’s capital stock that is treated as owned by a "5% stockholder." Additionally, on February 7, 2008, our Board of Directors approved a Rights Agreement which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Internal Revenue Code of 1986 as amended.

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

IF WE EFFECT AN ACQUISITION OR MERGER WITH A COMPANY LOCATED OUTSIDE OF THE UNITED STATES, WE WOULD BE SUBJECT TO A VARIETY OF ADDITIONAL RISKS THAT MAY NEGATIVELY IMPACT OUR FUTURE RESULTS OF OPERATIONS.

We may effect an acquisition or merger with a company that has operations located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

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

• cultural and language differences;

• employment regulations;

• the possibility of our assets being nationalized;

• crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

• deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

THE COMPANY’S INVESTMENT PORTFOLIO CONSISTS OF SHORT-TERM, UNSECURED UNITED STATES AGENCY DEBT AND MONEY MARKET FUNDS THAT ARE SUBJECT TO CREDIT RISK.

The Company’s investment portfolio includes a significant amount of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) as well as money market funds. Although Fannie Mae and Freddie Mac have been chartered by the United States Congress and are most commonly referred to as government-sponsored enterprises, their guarantees are not by backed by the full faith and credit of the U.S. government. As a result of the subprime mortgage crisis of late 2007 and 2008, Fannie Mae and Freddie Mac were adversely affected and on September 8, 2008 Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government and also took other related actions to prevent the collapse of both corporations. If these government actions prove to be inadequate and Fannie Mae and Freddie Mac continue to suffer losses or cease to exist, the value of the Company’s investment portfolio could be materially adversely affected.

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

IF WE CANNOT OBTAIN DIRECTOR AND OFFICER LIABILITY INSURANCE IN ACCEPTABLE AMOUNTS FOR ACCEPTABLE RATES, WE MAY HAVE DIFFICULTY RECRUITING AND RETAINING QUALIFIED DIRECTORS AND OFFICERS.

Like most other public companies, we carry insurance protecting our officers and directors against claims relating to the conduct of our business. This insurance covers, among other things, the costs incurred by companies and their management to defend against and resolve claims relating to management conduct and results of operations, such as securities class action claims. These claims typically are expensive to defend against and resolve. We pay significant premiums to acquire and maintain this insurance, which is provided by third-party insurers, and we agree to underwrite a portion of such exposures under the terms of the insurance coverage. One consequence of the current economic downturn and decline in stock prices has been a substantial increase in the number of securities class actions and similar claims brought against public corporations and their management, including the company and certain of its current and former officers and directors. Consequently, insurers providing director and officer liability insurance have in recent periods sharply increased the premiums they charge for this insurance, raised retentions (that is, the amount of liability that a company is required to pay to defend and resolve a claim before any applicable insurance is provided), and limited the amount of insurance they will provide. We cannot assure you that in the future we will be able to obtain sufficient director and officer liability insurance coverage at acceptable rates and with acceptable deductibles and other limitations. Failure to obtain such insurance could materially harm our financial condition in the event that we are required to defend against and resolve any future or existing securities class actions or other claims made against us or our management arising from the conduct of our operations. Furthermore, the inability to obtain such insurance in adequate amounts may impair our future ability to retain and recruit qualified officers and directors, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

WE ARE VULNERABLE TO VOLATILE MARKET CONDITIONS.

The market prices of our common stock have been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies, especially over the last few years. Please see the table contained in Item 5 of Part II of this Report which sets forth the range of high and low closing prices of our common stock for the calendar quarters indicated.

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

OUR AMENDED AND RESTATED CERTIFICATE OF INCORPORATION AUTHORIZES THE ISSUANCE OF SHARES OF PREFERRED STOCK.

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $29,218 per month, pursuant to a lease, which expires on March 31, 2019.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

ITEM 4. (REMOVED AND RESERVED)

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

	High	Low

Calendar Year 2010
First Quarter (through March 5, 2010)	$4.55	$4.20

Year ended December 31, 2009
First Quarter	$4.34	$3.85
Second Quarter	$4.29	$3.79
Third Quarter	$4.40	$3.90
Fourth Quarter	$4.60	$4.21

Year ended December 31, 2008
First Quarter	$6.47	$5.60
Second Quarter	$6.42	$5.55
Third Quarter	$5.85	$5.01
Fourth Quarter	$5.20	$4.02

PERFORMANCE GRAPH

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ National Market Composite and The Russell 2000 Index for the period commencing on December 31, 2004 and ending on December 31, 2009 (the “Measuring Period”).  The graph assumes that the value of the investment in our common stock and each index was $100 on December 31, 2004.  The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

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

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG CLARUS, THE NASDAQ NATIONAL MARKET COMPOSITE AND
THE RUSSELL 2000 INDEX

	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

CLARUS CORPORATION	$100.00	$92.78	$78.33	$65.56	$47.22	$47.22

NASDAQ NATIONAL MARKET COMPOSITE	$100.00	$101.38	$111.03	$121.92	$72.49	$104.31

THE RUSSELL 2000 INDEX	$100.00	$103.32	$120.89	$117.57	$76.65	$95.98

* $100 INVESTED ON 12/31/04 IN STOCK OR INDEX -
INCLUDING REINVESTMENT OF DIVIDENDS.

STOCKHOLDERS

On March 5, 2010, the last reported sales price for our common stock was $4.40 per share. As of March 5, 2010, there were 127 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

None.

RECENT PURCHASES OF OUR REGISTERED EQUITY SECURITIES

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2009.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth certain information regarding our equity plans as of December 31, 2009:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	1,368,750	$5.76	4,977,437

Equity compensation plans not approved by security holders (2) (3) (4)	1,100,000	$7.83	—

Total	2,468,750	$6.68	4,977,437

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Item 7 of Part II of this Report. The following statement of operations and balance sheet data have been derived from our audited consolidated financial statements and should be read in conjunction with those statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Item 7 of Part II of this Report.

	Years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Statement of Operations Data:
Operating expenses:

General and administrative	3,597	4,517	3,767	3,530	3,504
Transaction expense	1,613	—	(13)	1,431	(59)
Depreciation	342	356	359	346	334

Total Operating Expenses	5,552	4,873	4,113	5,307	3,779

Operating Loss	(5,552)	(4,873)	(4,113)	(5,307)	(3,779)

Other (expense) income	—	(2)	(6)	—	(2)
Interest income	701	2,473	4,239	4,016	2,490

Net (Loss) Income Before Income Tax	$(4,851)	$(2,402)	$120	$(1,291)	$(1,291)

Income Tax (Benefit) Provision	(6)	—	3	—	—

Net (Loss) Income	$(4,845)	$(2,402)	$117	$(1,291)	$(1,291)

(Loss) Income Per Share
Basic	$(0.29)	$(0.14)	$0.01	$(0.08)	$(0.08)
Diluted	$(0.29)	$(0.14)	$0.01	$(0.08)	$(0.08)
Weighted Average Common Shares Outstanding
Basic	16,867	16,867	16,658	16,613	16,329
Diluted	16,867	16,867	17,051	16,613	16,329

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Cash and cash equivalents	$58,363	$19,342	$41,886	$1,731	$23,270
Marketable securities	$24,059	$66,670	$45,223	$82,634	$61,601
Total assets	$83,791	$87,177	$88,680	$86,673	$88,278
Total stockholders' equity	$81,632	$86,384	$87,719	$85,716	$86,609

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

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS.  RESULTS FOR THE YEAR ENDED DECEMBER 31, 2009 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

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

- The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

- The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded for those deferred tax assets for which it is not more likely than not that realization will occur.

- The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.

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

COMPARISON OF RESULTS OF OPERATIONS BETWEEN THE YEARS ENDED DECEMBER 31, 2009 AND 2008

On December 6, 2002, the Company completed the disposition of substantially all of its operating assets, and the Company is now evaluating alternative ways to redeploy its cash, cash equivalents and marketable securities into new businesses. The discussion below is therefore not meaningful to an understanding of future revenue, earnings, operations, business or prospects of the Company following such a redeployment of its assets.

REVENUES

Total revenues for the years ended December 31, 2009 and 2008 were zero.

GENERAL AND ADMINISTRATIVE EXPENSE

General and administrative expenses decreased $920,000 or 20%, to $3.6 million during the year ended December 31, 2009, compared to $4.5 million during the year ended December 31, 2008.  The decrease in general and administrative expense for the year ended December 31, 2009 compared to the year ended December 31, 2008 was primarily attributable to decreases in employment compensation and benefits thru head count and certain salary reductions, non-cash equity compensation expense, consulting fees, accounting fees, travel expenses, investment custody fees, and other non-transaction related professional services offset by increases in state and local non income based taxes.  Management expects that the Company will incur a net loss in fiscal 2010 based on our current level of expenses and low projected investment yields on our investment portfolio.

TRANSACTION EXPENSE

During the year ended December 31, 2009, the Company recognized $1.6 million in transaction expenses arising out of a significant negotiation and due diligence review of a proposed transaction relating to the Company’s redeployment strategy, which involved an acquisition of several major assets and a financing component, that terminated without consummation.  The transaction expenses include legal, accounting and other professional fees incurred for due diligence, and preparation and negotiation of documentation.  The Company did not incur any transaction expenses for the year ended December 31, 2008.

DEPRECIATION EXPENSE

Depreciation expense decreased $14,000 or 4%, to $342,000 for the year ended December 31, 2009, compared to $356,000 in the year ended December 31, 2008.   The decrease is primarily attributable to the disposal of computer equipment and reduced capital expenditures.

OTHER INCOME (LOSS)

The Company did not record any other income or loss for the year ended December 31, 2009.  For the year ended December 31, 2008, the Company recorded a loss of $2,000 from the disposal of equipment.

INTEREST INCOME

Interest income decreased $1.8 million or 72%, to $0.7 million for the year ended December 31, 2009 compared to $2.5 million for the year ended December 31, 2008. Interest income for the years ended December 31, 2009 and 2008, includes $0.5 million and $1.9 million in discount amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on investments as well as lower levels of cash available for investment.   The weighted average interest rate for our investments for the year ended December 31, 2009 was 0.83% compared to 2.89% for the year ended December 31, 2008.  The current earnings rate as of December 31, 2009 is 0.13%.

As of March 5, 2010, the current yield on the Company’s portfolio is 0.10%.

INCOME TAXES

For the year ended December 31, 2009, the Company recorded a benefit from federal income taxes of $6,000 that resulted from credits incurred with the processing of the 2008 federal income tax return which was filed in March 2009.  There was no provision or benefit for income taxes recorded in the year ended December 31, 2008.

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

INTEREST INCOME

Interest income decreased $1.7 million or 42%, to $2.5 million for the year ended December 31, 2008 compared to $4.2 million for the year ended December 31, 2007. Interest income for the years ended December 31, 2008 and 2007, includes $1.9 million and $2.9 million in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on investments as well as lower levels of cash available for investment.   The weighted average interest rate for our investments for the year ended December 31, 2008 was 2.89% compared to 4.95% for the year ended December 31, 2007.  The current earnings rate as of December 31, 2008 was 2.58%.

The current earnings rate as of January 31, 2009 was 2.08%.  As of February 12, 2009, the current yield on the Company’s portfolio was 2.01% down 0.07% from January 31, 2009, due to declining interest rates.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded in the year ended December 31, 2008 compared to the year ended December 31, 2007, when the Company recorded a provision of $3,000 for income taxes.  The income tax provision in 2007 was a result of the federal alternative minimum tax provisions.

LIQUIDITY AND CAPITAL RESOURCES

The overall combined decrease of $3.6 million in cash, cash equivalents and marketable securities from $86.0 million to $82.4 million is primarily due to the increase in transaction expenses and decrease in interest income partially offset by a decline in operating expenses for the twelve month period ended December 31, 2009.  The Company's cash and cash equivalents increased to $58.4 million at December 31, 2009 from $19.3 million at December 31, 2008 due to a shift in the composition of the investment portfolio to marketable securities.  Cash equivalents are highly liquid investments with a shorter duration, less than three months.  Marketable securities decreased to $24.1 million at December 31, 2009 from $66.7 million at December 31, 2008.

Cash used in operating activities was approximately $3.7 million during the year ended December 31, 2009 compared to cash used by operating activities of approximately $3.4 million in the year ended December 31, 2008.  The increase in cash used by operations was primarily attributable to the Company’s net loss and an increase accrued interest receivable, prepaids and other current assets offset by an increase in accounts payable and accrued expenses, discount amortization and deferred rent and other non-cash items.  Management currently believes, however, that the Company's operating expenses will exceed investment income during 2010, due to the low interest rate environment.

Cash provided by investing activities was approximately $42.7 million during the year ended December 31, 2009.  The cash was provided by the maturity of marketable securities partially offset by the purchase of marketable securities.  Cash used by investing activities was approximately $19.1 million during the year ended December 31, 2008.  The cash was used for the purchase of marketable securities and additions to computer and office equipment partially offset by the maturity of marketable securities.

There was no cash provided by financing activities during the years ended December 31, 2009 and 2008.  There were no stock option exercises during the years ended December 31, 2009 and 2008.

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

The Company recorded total non-cash stock compensation expense of approximately $268,000 related to unvested restricted stock for the years ended December 31, 2009, 2008 and 2007.  For the years ended December 31, 2009, 2008 and 2007, the Company incurred compensation expense of approximately $222,000, $409,000 and $176,000 respectively, related to stock options.

On July 1, 2009, the Company accelerated the vesting of 100,000 options originally issued December 13, 2007 to a terminated employee.  As part of the severance agreement, the expiration period of these options was extended until June 30, 2010.  The total decrease to non-cash equity compensation related to these options was $90,000 which was recorded in general and administrative expenses.

On May 28, 2009 and June 18, 2009, the Company issued 63,750 and 60,000 stock options, respectively, under the Company’s 2005 Plan, to directors of the Company.  The options issued on May 28, 2009 were fully vested on the date of grant and the vesting period for the options granted June 18, 2009 is quarterly beginning June 30, 2009 over one year.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted	May 28, 2009	June 18, 2009

Option Vesting Period	Immediate	One year
Grant Price	$4.06	$4.00
Dividend Yield	0.00%	0.00%
Expected volatility	33.83%	31.51%
Risk-free interest rate	0.97%	2.86%
Expected life	1.50 years	5.31 years
Weighted average fair value	$0.69	$1.36

Using these assumptions, the fair value of the stock options granted was approximately $125,500 which was expensed immediately or will be amortized over the vesting period of the options.

On September 24, 2008, the Company issued 60,000 stock options, under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), to directors of the Company.  The stock options vested and became exercisable in four equal consecutive quarterly tranches commencing on September 30, 2008.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year

Dividend Yield	0.00%
Expected volatility	28.95%
Risk-free interest rate	2.98%
Expected life	5.31 years
Weighted average fair value	$1.61

Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2008 was approximately $96,750 which was amortized over the vesting period of the options.

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

At December 31, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $231.9 million, $1.3 million and $56,000, respectively.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $228.3 million of the $231.9 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $228.3 million of net operating losses available to offset taxable income, approximately $211.9 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Net Operating Loss Carryforward Expiration Dates*
(Unaudited)
December 31, 2009

Net Operating Loss
Expiration Dates December 31	Amount (000’s)

2010	$7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,073
Total	231,951
Section 382 limitation	(3,631)
After Limitations	$228,320

*Subject to compliance with Section 382 of the Internal Revenue Code.

CONTRACTUAL OBLIGATIONS

The following summarizes the Company's contractual obligations and commercial commitments at December 31, 2009 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payment Due By Period
Contractual Obligations		Less Than			More Than
(in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating Lease Obligations	$1,579	$451	$1,128	$—	$—
Total	$1,579	$451	$1,128	$—	$—

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

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $29,218 a month during 2009, pursuant to a lease that includes annual rent escalations, which expires on March 31, 2019.

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Presently the Company pays $29,218 a month for its 75% portion of the lease.  Kanders & Company pays $9,739 month for its 25% portion of the lease.  Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $4,500 annual cost of the letter of credit.

QUARTERLY DATA

The following table sets forth selected quarterly data for the years ended December 31, 2009 and 2008 (in thousands, except per share data). The operating results are not indicative of results for any future period.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating loss	$(1,012)	$(1,118)	$(906)	$(2,516)
Net loss before taxes	$(601)	$(921)	$(850)	$(2,479)
Net loss	$(601)	$(921)	$(850)	$(2,473)
Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.05)	$(0.15)
Diluted	$(0.04)	$(0.05)	$(0.05)	$(0.15)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Operating loss	$(1,239)	$(1,342)	$(1,249)	$(1,043)
Net loss before taxes	$(417)	$(783)	$(715)	$(487)
Net loss	$(417)	$(783)	$(715)	$(487)
Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.04)	$(0.03)
Diluted	$(0.02)	$(0.05)	$(0.04)	$(0.03)

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risk.  Our investment portfolio consists primarily of United States government agency securities and money market funds held in a custody account at JP Morgan Chase with a weighted average maturity of 59 days as of March 5, 2010.  The Company has continued to monitor its investment in U.S. Government Agency securities and money market funds and has not incurred any losses.  The Company’s investment portfolio includes a significant amount of short-term, unsecured debt issued by the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”).  We believe investments in U.S. Government Agency securities and money market funds are stable and provide an increased yield over similar duration U.S. Treasury securities.  As a result of the subprime mortgage crisis of late 2007 and 2008, on September 8, 2008, Fannie Mae and Freddie Mac were placed into conservatorship by the U.S. government which gives the U.S. government control and oversight over management of Fannie Mae and Freddie Mac and the U.S. government also took other related actions to prevent the collapse of both corporations. If these government actions prove to be inadequate and Fannie Mae and Freddie Mac continue to suffer losses or cease to exist, the value of the Company’s investment portfolio could be materially adversely affected.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

CLARUS CORPORATION AND SUBSIDIARIES

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Clarus Corporation:

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Stamford, Connecticut
March 15, 2010

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(In Thousands, Except Share and Per Share Amounts)

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,363	$19,342
Marketable securities	24,059	66,670
Interest receivable	6	24
Prepaids and other current assets	667	109

Total current assets	83,095	86,145

PROPERTY AND EQUIPMENT, NET	696	1,032

Total assets	$83,791	$87,177

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,713	$383
Total current liabilities	1,713	383

Deferred rent	446	410
Total liabilities	2,159	793
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,441,747 and 17,441,747 shares issued; and 17,366,747 and 17,366,747 outstanding in 2009 and 2008, respectively	2	2
Additional paid-in capital	370,994	370,504
Accumulated deficit	(289,368)	(284,523)
Less treasury stock, 75,000 shares at cost	(2)	(2)
Accumulated other comprehensive income	6	403
Total stockholders' equity	81,632	86,384
Total liabilities and stockholders' equity	$83,791	$87,177

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007
(In Thousands, Except Per Share Amounts)

	2009	2008	2007

OPERATING EXPENSES:
General and administrative	3,597	4,517	3,767
Transaction expense	1,613	—	(13)
Depreciation	342	356	359
Total operating expenses	5,552	4,873	4,113
OPERATING LOSS	(5,552)	(4,873)	(4,113)

OTHER EXPENSE	—	(2)	(6)
INTEREST INCOME	701	2,473	4,239
NET (LOSS) INCOME BEFORE TAXES	(4,851)	(2,402)	120

INCOME TAX (BENEFIT) PROVISION	(6)	—	3
NET (LOSS) INCOME	$(4,845)	$(2,402)	$117

NET (LOSS) INCOME PER SHARE

Basic	$(0.29)	$(0.14)	$0.01

Diluted	$(0.29)	$(0.14)	$0.01

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

Basic	16,867	16,867	16,658

Diluted	16,867	16,867	17,051

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

							Accumulated
			Additional		Treasury		Other
	Common Stock		Paid-In	Accumulated	Stock		Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income
BALANCES, December 31, 2006	17,188	$2	$367,945	$(282,238)	(75)	$(2)	$9
Exercise of stock options	247	—	1,438	—	—	—	—
Issuance of restricted shares, net of amortization	7	—	444	—	—	—	—
Net income	—	—	—	117	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	4
BALANCES, December 31, 2007	17,442	2	369,827	(282,121)	(75)	(2)	13
Exercise of stock options	—	—	—	—	—	—	—
Equity compensation	—	—	677	—	—	—	—
Net loss	—	—	—	(2,402)	—	—	—
Increase in unrealized gain on marketable securities	—	—	—	—	—	—	390
BALANCES, December 31, 2008	17,442	2	370,504	(284,523)	(75)	(2)	403
Exercise of stock options	—	—	—	—	—	—	—
Equity compensation	—	—	490	—	—	—	—
Net loss	—	—	—	(4,845)	—	—	—
Decrease in unrealized gain on marketable securities	—	—	—	—	—	—	(397)
BALANCES, December 31, 2009	17,442	$2	$370,994	$(289,368)	(75)	$(2)	$6

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS) (Cont.)
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	Total Stockholders' Equity	Comprehensive Income (Loss)
BALANCES, December 31, 2006	$85,716	—
Exercise of stock options	1,438	—
Issuance of restricted shares, net of amortization	444	—
Net income	117	117
Increase in unrealized gain on marketable securities	4	4
Total comprehensive income		$121
BALANCES, December 31, 2007	87,719	—
Exercise of stock options	—	—
Equity compensation	677	—
Net loss	(2,402)	(2,402)
Increase in unrealized gain on marketable securities	390	390
Total comprehensive loss		$(2,012)
BALANCES, December 31, 2008	86,384	—
Exercise of stock options	—	—
Equity compensation	490	—
Net loss	(4,845)	(4,845)
Decrease in unrealized gain on marketable securities	(397)	(397)
Total comprehensive loss		$(5,242)
BALANCES, December 31, 2009	$81,632

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007
(In Thousands)

	2009	2008	2007
OPERATING ACTIVITIES:
Net (loss) income	$(4,845)	$(2,402)	$117
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	342	356	359
Amortization of discount on securities, net	(466)	(1,945)	(2,929)
Equity compensation	490	677	444
Non-cash reductions to property and equipment	1	—	—
Changes in operating assets and liabilities:
(Increase) decrease in interest receivable, prepaids and other current assets	(540)	57	419
Increase (decrease) in accounts payable and accrued liabilities	1,330	(235)	(62)
Increase in deferred rent	36	67	66
Net cash used in operating activities	(3,652)	(3,425)	(1,586)
INVESTING ACTIVITIES:
Purchase of marketable securities	(48,943)	(110,105)	(150,803)
Proceeds from the sale and maturity of marketable securities	91,623	90,993	191,147
Purchase of property and equipment	(7)	(7)	(48)
Disposal of property and equipment	—	—	7
Net cash provided by (used in) investing activities	42,673	(19,119)	40,303

FINANCING ACTIVITIES:
Proceeds from the exercise of stock options	—	—	1,438
Net cash provided by financing activities	—	—	1,438

CHANGE IN CASH AND CASH EQUIVALENTS	39,021	(22,544)	40,155
CASH AND CASH EQUIVALENTS, beginning of year	19,342	41,886	1,731
CASH AND CASH EQUIVALENTS, end of year	$58,363	$19,342	$41,886

SUPPLEMENTAL DISCLOSURE:

Cash paid for franchise and property taxes	$332	$458	$456

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

Management now consists of three corporate officers and a support staff of five, all of whom are located in Stamford, Connecticut. Management is now engaged in analyzing and evaluating potential acquisition and merger candidates as part of its strategy to redeploy its cash, cash equivalents and marketable securities to enhance stockholder value.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company's subsidiaries previously included Clarus CSA, Inc., Clarus International, Inc., SAI Recruitment Limited, SAI (Ireland) Limited, Clarus eMEA Ltd., i2Mobile.com Limited, SAI America Limited, REDEO Technologies, Inc., Software Architects International, Limited and SAI America LLC.  As of December 31, 2009, all of these subsidiaries have been dissolved.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had approximately $58.4 million in cash and cash equivalents included in the accompanying consolidated balance sheet for the year ended December 31, 2009 of which zero represents cash equivalents.  For the period ended December 31, 2008 in the accompanying consolidated balance sheet, the Company had $19.3 million in cash and cash equivalents of which zero represented cash equivalents.

MARKETABLE SECURITIES

Marketable securities for the periods ended December 31, 2009 and 2008, consist of government notes and bonds.  The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, cash equivalents, marketable securities and payables, all of which are short-term in nature and accordingly approximate fair value.  Fair value is defined by the ASC as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The ASC also establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The valuation techniques required by

ASC are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions.  These two types of inputs create the following fair value hierarchy:

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

The Company uses financial instruments in the normal course of its business. The carrying values of cash and cash equivalents and accounts payable approximates fair value. Marketable securities are Level 1 type assets and carried at fair value as determined by an observable market value. The fair value of the Company's investments in privately held companies is not readily available. The Company believes the fair values of these investments in privately held companies approximated their respective carrying values of zero at December 31, 2009 and 2008.

PROPERTY AND EQUIPMENT

Property and equipment consists of furniture and fixtures, computers and other office equipment and leasehold improvements. These assets are depreciated on a straight-line basis over periods ranging from one to eight years. Leasehold improvements are amortized over the shorter of the useful life or the term of the lease.

Property and equipment are summarized as follows (in thousands):

	December 31,		Useful Life
	2009	2008	(in years)
Computers and equipment	$265	$265	1 - 5
Furniture and fixtures	453	488	7
Leasehold improvements	1,893	1,893	8
	2,611	2,646
Less: accumulated depreciation	(1,915)	(1,614)
Property and equipment, net	$696	$1,032

Depreciation expense related to property and equipment totaled $342,000, $356,000 and $359,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

INVESTMENTS

Prior to 2002, the Company made several equity investments in privately held companies. The Company's equity ownership in these entities ranged from 2.5% to 12.5%. These investments were accounted for using the cost method of accounting. The Company did not recognize any income from these companies during 2009, 2008 or 2007. The Company continues to retain ownership interest in several of the companies although they have been written down to a zero cost basis in the Company's consolidated balance sheet at December 31, 2009 and 2008, respectively.

LONG-LIVED ASSETS

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

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities include the following as of December 31, 2009 and 2008 (in thousands):

	2009	2008
Accounts payable	$561	$20
Accrued bonuses	—	125
Accrued professional services	998	156
Accrued taxes	104	69
Other	50	13
	$1,713	$383

STOCK-BASED COMPENSATION PLAN

The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.

INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We continually assess the need for a tax valuation allowance based on all available information.  As of December 31, 2009, and as a result of this assessment, we do not believe that our deferred tax assets are more likely than not to be realized.

NET (LOSS) INCOME PER SHARE

Basic net income (loss) per share was computed by dividing earnings (loss) on common stock by the weighted average number of common stock outstanding during the year.  Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during the year, plus the effect of outstanding stock options and restricted stock grants.  The diluted net income (loss) per share for the years ended December 31, 2009 and 2008 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options and 500,000 shares of restricted stock due to the net loss for the years ended December 31, 2009 and 2008. The effects of the incremental shares are as follows (in thousands):

	2009	2008	2007
Weighted average common shares – basic	16,867	16,867	16,658

Effect of dilutive stock options	—	—	148
Effect of dilutive restricted stock	—	—	245
Total effect of potential incremental shares	—	—	393
Weighted average common shares – diluted	16,867	16,867	17,051

Net income (loss) per share:

Basic	$(0.29)	$(0.14)	$0.01
Diluted	$(0.29)	$(0.14)	$0.01

Options to purchase 123,750 shares of common stock at $4.00 to $4.06 per share were outstanding as of December 31, 2009, but were not included in the computation of diluted EPS because the options were anti-dilutive due to the net loss for the year ended December 31, 2009.  Options to purchase 1,845,000 shares of common stock at $5.01 to $10.00 were outstanding as of December 31, 2009, but were not included in the computation of diluted EPS because the options were anti-dilutive as their market price was greater than the average market price of the common shares of $4.19 for the year ended December 31, 2009.

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

For fiscal 2007, diluted net income per share attributable to common stockholders included the dilutive effect of options to purchase 1,298,750 shares of the Company’s common stock and 500,000 shares of restricted stock as these securities were potentially dilutive in computing net income per share.  Diluted net income per share for fiscal 2007 excluded the anti-dilutive effect of options to purchase 550,000 shares of the Company’s common stock whose exercise prices were higher than the average market price of the Company’s common stock of $7.80 for the year ended December 31, 2007.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily consists of net income (loss) and unrealized gains and losses from available-for-sale marketable securities.  Comprehensive income (loss) is presented in the consolidated statements of stockholders' equity and comprehensive loss.

SEGMENT AND GEOGRAPHIC INFORMATION

The Company has determined that during 2009, 2008 and 2007 the Company operated in one principal business segment.  Due to the sale of our operating assets as discussed in “Prior Business”, the Company is a holding company.

Geographically, property and equipment as of December 31, 2009, 2008 and 2007 were all located in the United States.  The carrying value of property and equipment net, as of and for the years ended December 31, 2009 and 2008, respectively, were $0.7 million and $1.0 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

Effective for financial statements issued for interim and annual periods ending after September 15, 2009, The FASB Accounting Standards Codification™ became the source of authoritative U.S. generally accepted accounting principles recognized by the Financial Accounting Standards Board (“FASB”) to be applied to nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP to SEC registrants.  On the effective date, the Codification superseded, but did not change, all then-existing non-SEC accounting and reporting standards, and all other nongrandfathered, non-SEC accounting literature not included in the codification became nonauthoritative.  Transition to the Codification did not affect Clarus’ results of operations, cash flows or financial positions.  This Form 10-K reflects the implementation of the Codification.

In May 2009, the FASB issued updated guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  Specifically, the updated guidance provides: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The Company adopted the updated guidance in June 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In April of 2009, the Company adopted new guidance which amended previous other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance modified previous requirements recognizing other-than-temporary impairment on debt securities but did not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.   The adoption did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued guidance on Fair Value Measurements which establishes a framework for reporting fair value and expands disclosures about fair value measurements.  The guidance related to financial instruments that are already required or permitted to be recognized or disclosed at fair value on a recurring basis was effective for the Company on January 1, 2008.  The guidance related to fair value measurement and disclosure requirements for nonfinancial assets and liabilities was effective for the Company on January 1, 2009.  The partial adoption of this pronouncement in 2008 had no impact on the Company’s consolidated financial statements.  Adopting the remainder of the provisions in 2009 did not have an impact on the Company’s consolidated financial statements.

On January 1, 2009, Clarus adopted guidance related to business combinations.  This guidance establishes principles and requirements for how an acquirer in a business combination: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued guidance further clarifying the application of the standard.  The guidance primarily relates to business combinations entered into after December 31, 2009.  The adoption of this pronouncement had no impact on the Company’s consolidated financial statements and is not anticipated to affect the Company until an acquisition is completed.

2. MARKETABLE SECURITIES

As of December 31, 2009, and 2008, those investments with an original maturity of three months or less are classified as cash equivalents and those investments with original maturities beyond three months are classified as marketable securities. The Company has classified all of its marketable securities as available-for-sale.

At December 31, 2009, marketable securities consisted of government and government agency notes and bonds with a fair market value of $24.1 million. The amortized cost of marketable securities at December 31, 2009 was $24.1 million with an unrealized gain of $6,000.  The maturities of all securities are less than 12 months at December 31, 2009.

At December 31, 2008, marketable securities consisted of government and government agency notes and bonds with a fair market value of $66.7 million. The amortized cost of marketable securities at December 31, 2008 was $66.3 million with an unrealized gain of $403,000.  The maturities of all securities are less than 12 months at December 31, 2008.

3. RELATED-PARTY TRANSACTIONS

In September 2003, the Company and Kanders & Company, an entity owned and controlled by the Company's Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Presently the Company pays $29,218 a month for its 75% portion of the lease.  Kanders & Company pays $9,739 month for its 25% portion of the lease.  Rent expense is recognized on a straight line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. The Company and Kanders & Company agreed to pay for their proportionate share of the build-out construction costs, fixtures, equipment and furnishings related to preparation of the space. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850,000 to secure lease obligations for the Stamford facility. Kanders & Company reimburses the Company for a pro rata portion of the approximately $4,500 annual cost of the letter of credit.

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $221,000 during the year ended December 31, 2009 and $181,600 during the year ended December 31, 2008.

As of December 31, 2009, the Company had a net receivable of $52,000 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in the first quarter of 2010.  As of December 31, 2008, the Company had a net receivable of $21,000 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in the first quarter of 2009.

Until September 30, 2009, the Company previously provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc. (“SIG”) that were reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also served as the Non-Executive Chairman of SIG.   Such services aggregated $18,700 during the year ended December 31, 2009 and $35,400 during the year ended December 31, 2008.

As of December 31, 2009, the Company had no outstanding receivables from or payables to SIG. As of December 31, 2008, the Company had an outstanding receivable of $8,300 from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid in January 2009.

During the year ended December 31, 2009, the Company incurred no charges related to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders.  During the year ended December 31, 2008, the Company incurred charges of approximately $14,000 for payments to Kanders Aviation, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation.

As of December 31, 2009 and 2008, the Company had no outstanding receivables from or payables to Kanders Aviation.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above are at least as favorable as those we could have obtained in arms length negotiations or otherwise are at prevailing market prices and terms.

4. INCOME TAXES

For financial reporting purposes, profits and (losses) from continuing operations before income taxes include the following components (in thousands):

	YEARS ENDED DECEMBER 31,

	2009	2008	2007
Pre-Tax Income (loss):
Domestic	$(4,851)	$(2,402)	$120
Foreign	—	—	—
	$(4,851)	$(2,402)	$120

The components of the income tax expense for each of the years in the three-year period ended December 31, 2009 is as follows (in thousands):

	YEARS ENDED DECEMBER 31,

	2009	2008	2007
Current:
Federal	$—	$—	$3
State	—	—	—
Foreign	—	—	—
Total current income for provision	$—	$—	$3

	YEARS ENDED DECEMBER 31,

	2009	2008	2007
Deferred:
Federal	(894)	(273)	3,850
State	(299)	16	1,218
Foreign	—	—	—
	(1,193)	(256)	5,068
Increase (decrease) in valuation allowance for deferred income taxes	1,193	256	(5,068)
Total deferred income tax for provision	—	—	—
Total income tax provision	$—	$—	$3

Total deferred income taxes were allocated as follows for the years ended December 31 (in thousands):

	2009	2008	2007

Income (loss) from operations	$1,193	$256	$(5,068)
Stockholders’ equity	155	(152)	(1)
Total	$1,348	$104	$(5,069)

The income taxes allocated to stockholders’ equity relate to the tax benefit arising from unrealized gains on marketable securities, for which a full valuation allowance has been recorded to stockholders’ equity.

The following is a summary of the items that caused recorded income taxes to differ from income taxes computed using the statutory federal income tax rate of 34% for the years ended December 31, 2009, 2008 and 2007:

	YEARS ENDED DECEMBER 31,
	2009	2008	2007
Computed "expected" income tax expense (benefit)	(34.0)%	(34.0)%	34.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(4.9)	(1.6)	514.4
NOL adjustments	13.4	2.1	152.3
Capital loss carryforward adjustment	—	22.7	3,506.2
Non-cash stock compensation	—	—	(9.5)
Other	1.0	0.2	8.2
Increase (decrease) in valuation allowance and other items	24.5	10.6	(4,202.8)
Income tax expense (benefit)	—%	—%	2.8%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company's existing deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows (in thousands):

	YEARS ENDED DECEMBER 31,
	2009	2008
Deferred income tax assets (liabilities):
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$85,724	$84,830
Charitable contribution carryforward	4	5
Depreciation	73	(33)
Unrealized gain on marketable securities	(2)	(157)
Non-cash compensation	1,179	988
Accrued liabilities	162	159
Reserves for investments	1,728	1,728
Net deferred income tax assets before valuation allowance	88,868	87,520
Valuation allowance for deferred income tax assets	(88,868)	(87,520)
Net deferred income tax assets	$—	$—

The net change in the valuation allowance for deferred income tax assets for 2009 was an increase of $1.3 million as compared to a decrease of $0.1 million in 2008 and a decrease in 2007 of $5.1 million. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against net deferred income tax assets at December 31, 2009, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

At December 31, 2009, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $231.9 million, $1.3 million and $56,000, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $228.3 million of the $231.9 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $228.3 million of net operating losses available to offset taxable income, approximately $211.9 million does not begin to expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

Net Operating Loss Carryforward Expiration Dates*
(Unaudited)
December 31, 2009

Net Operating Loss
Expiration Dates December 31	Amount (000’s)

2010	$7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,073
Total	231,951
Section 382 limitation	(3,631)
After Limitations	$228,320

*Subject to compliance with Section 382 of the Internal Revenue Code.

5. EMPLOYEE BENEFIT PLANS

The Company sponsors a 401(k) Plan (the "Plan"), a defined contribution plan covering substantially all employees of the Company. Under the Plan's deferred compensation arrangement, eligible employees who elect to participate in the Plan may contribute between 2% and 20% of eligible compensation, as defined, to the Plan. The Company, at its discretion, may elect to provide for either a matching contribution or discretionary profit-sharing contribution or both. The Company made matching contributions of approximately $41,000, $39,000 and $31,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

6. STOCK INCENTIVE PLANS

The Company adopted the 1998 Stock Incentive Plan (the "1998 Plan") in 1998. Under the 1998 Plan, the Board of Directors had the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries or consultants to the Company. The 1998 Plan provided for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. During 2000, the Board of Directors and stockholders adopted an amendment, which increased the number of shares authorized and reserved for issuance from 1.5 million shares to 3.0 million shares. The aggregate number of shares of common stock that could be granted through awards under the 1998 Plan to any employee in any calendar year could not exceed 200,000 shares. The 1998 Plan was terminated in June 2005, but 620,000 stock options awarded under the plan are vested and remained eligible to be exercised at December 31, 2009.

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has the flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The number of shares authorized and reserved for issuance under the 2005 Plan is 5.0 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2009, 748,750 stock options have been awarded under the plan of which 105,000 are unvested and 643,750 are vested and eligible for exercise.

In April 2003, the Company granted 500,000 shares of restricted stock to Warren B. Kanders, the Executive Chairman of the Board. The shares vest in ten years or earlier upon satisfaction of various conditions including performance based conditions relating to the price of the Company's common stock. Deferred compensation of $2.7 million was recorded at the date of grant representing the fair value of the shares and adjusted as of December 31, 2005 to $4.2 million to account for the increase in fair market value from grant date through December 31, 2005. With the implementation of ASC 718 on January 1, 2006, the remaining compensation expense of $2.0 million of this award was expensed on a straight line basis over the remaining time period of 7.5 years.  During the years ended December 31, 2009 and 2008, $268,000 was amortized to compensation expense for this award.

The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant.  The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable.  The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.  The Company recorded total non-cash stock compensation expense in general and administrative expense of approximately $268,000 related to unvested restricted stock for each of fiscal 2009, 2008 and 2007.  For the years ended December 31, 2009, 2008 and 2007, the Company incurred compensation expense of approximately $222,000, $409,000 and $176,000 respectively, related to stock options.

On July 1, 2009, the Company accelerated the vesting of 100,000 options originally issued December 13, 2007 to a terminated employee.  As part of the severance agreement, the expiration period of these options was extended until June 30, 2010.  The total decrease to non-cash equity compensation related to these options was $90,000 which was recorded in general and administrative expenses.

On May 28, 2009 and June 18, 2009, the Company issued 63,750 and 60,000 stock options, respectively, under the Company’s 2005 Plan, to directors of the Company.  The options issued on May 28, 2009 were fully vested on the date of grant and the vesting period for the options granted June 18, 2009 is quarterly beginning June 30, 2009 over one year.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted	May 28, 2009	June 18, 2009

Option Vesting Period	Immediate	One year
Grant Price	$4.06	$4.00
Dividend Yield	0.00%	0.00%
Expected volatility	33.83%	31.51%
Risk-free interest rate	0.97%	2.86%
Expected life	1.50 years	5.31 years
Weighted average fair value	$0.69	$1.36

Using these assumptions, the fair value of the stock options granted was approximately $125,500 which was expensed immediately or will be amortized over the vesting period of the options.

On September 24, 2008, the Company issued 60,000 stock options, under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), to directors of the Company.  The stock options vested and became exercisable in four equal consecutive quarterly tranches commencing on September 30, 2008.  For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Vesting Period	1 year

Dividend Yield	0.00%
Expected volatility	28.95%
Risk-free interest rate	2.98%
Expected life	5.31 years
Weighted average fair value	$1.61

Using these assumptions, the fair value of the stock options granted during the year ended December 31, 2008 was approximately $96,750 which was amortized over the vesting period of the options.

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

Total options available for grant under all plans as of December 31, 2009 were 5.0 million.  A summary of changes in outstanding options during the three years ended December 31, 2009 is as follows:

			Weighted
		Range of	Average
		Exercise	Exercise
	Shares	Prices	Price
December 31, 2006	1,673,750	$5.35-$10.00	$7.36

Granted	430,000	$5.98	$5.98
Forfeited	(7,757)	$7.40-$8.60	$8.17
Expired	—
Exercised	(247,243)	$5.35-$8.60	$5.81
December 31, 2007	1,848,750	$5.35-$10.00	$7.24

Granted	60,000	$5.01	$5.01
Forfeited	—
Expired	—
Exercised	—
December 31, 2008	1,908,750	$5.01-$10.00	$7.17

Granted	123,750	$4.00-$ 4.06	$4.03
Forfeited	—
Expired	(63,750)	$5.99	$5.99
Exercised	—

December 31, 2009	1,968,750	$4.00-$10.00	$7.01

Vested and exercisable at December 31, 2009	1,863,750		$7.09
Vested and exercisable at December 31, 2008	1,668,750		$7.36
Vested and exercisable at December 31, 2007	1,493,750		$7.54

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2009:

Outstanding				Exercisable
			Weighted
	Number	Weighted	Average	Number	Weighted
Exercise	of Shares	Average	Remaining	of Shares	Average
Price	Outstanding at	Exercise	Contractual	Exercisable at	Exercise
Range	December 31, 2009	Price	Life (Years)	December 31, 2009	Price
$ 4.00 - $ 4.19	123,750	$4.03	5.9	108,750	$4.04
$ 4.20 - $10.00	1,845,000	$7.21	5.5	1,755,000	$7.28
	1,968,750	$7.01	5.6	1,863,750	$7.09

7. COMMITMENTS AND CONTINGENCIES

LEASES

The Company rents certain office space with our co-tenant, Kanders & Company, under non-cancelable operating leases. Rents charged to expense were approximately $400,000 in each of the years ended December 31, 2009, 2008, and 2007, respectively. Future minimum lease payments for the next five years and thereafter under non-cancelable operating leases with remaining terms greater than one year as of December 31, 2009, are as follows (in thousands):

	Gross Rental	Co-Tenant
	Obligations	Payment
Year ending December 31,
2010	451	113
2011	1,128	282
2012	—	—
2013	—	—
Thereafter	—	—
Total	$1,579	$395

Our corporate headquarters is currently located in Stamford, Connecticut where we lease approximately 8,600 square feet for $29,218 a month during 2009, pursuant to a lease that includes annual rent escalations, options to terminate in years eight and ten in consideration for termination payments, which expires on March 31, 2019.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2009 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2009.

KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this report and as part of their audit, has issued their report, included herein in Item 8, on the effectiveness of our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting (as defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act.)

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement used in connection with our 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Relationships and Related Transactions" in our Proxy Statement used in connection with our 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2010 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a) Financial Statements

(1) The following financial statements are filed with this report on the following pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and Internal Control over Financial Reporting	23
Consolidated Balance Sheets - December 31, 2009 and 2008	24
Consolidated Statements of Operations -Years Ended December 31, 2009, 2008 and 2007	25
Consolidated Statements of Stockholders' Equity and Comprehensive Loss -Years Ended December 31, 2009, 2008 and 2007	26
Consolidated Statements of Cash Flows -Years Ended December 31, 2009, 2008 and 2007	28
Notes to Consolidated Financial Statements	29

(2) The following additional financial statement schedule and report of independent registered public accounting firm are furnished herewith pursuant to the requirements of Form 10-K:

Schedule II Valuation and Qualifying Accounts	47

(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit
Number	Exhibit

3.1
Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Appendix C of the Company’s Definitive Proxy Statement filed with the Securities and Exchange Commission on November 6, 2002).

3.2
Amendment to Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2003).

3.3
Amended and Restated Bylaws of the Company (incorporated herein by reference to Appendix D of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on November 6, 2002).

3.4
Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003).

3.5
Form of Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company's Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008).

4.1
See Exhibits 3.1, 3.2, 3.3, 3.4, and 3.5 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

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

10.2
Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on December 23, 2002).*

10.3	Amended and Restated Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.4	Form of Nonqualified Stock Option Agreement (incorporated herein by reference to Exhibit 10.5 of the Company's Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000). *

10.5
Lease, dated as of September 23, 2003, between Reckson Operating Partnership, L.P., the Company and Kanders & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Company's 10-Q filed with the Securities and Exchange Commission on November 12, 2003).

10.6
Transportation Services Agreement, dated as of December 18, 2003, between Kanders Aviation, LLC and the Company (incorporated herein by reference to Exhibit 10.23 of the Company's 10-K filed with the Securities and Exchange Commission on March 11, 2004).

10.7
Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 2, 2005). *

10.8
Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 3, 2005). *

10.9
Amendment to the form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8- K filed with the Securities and Exchange Commission on January 6, 2006). *

10.10
Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement Form S-8 filed with the Securities and Exchange Commission on August 19, 2005). *

10.11
Extension Agreement, dated as of May 1, 2006, to the Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).*

10.12
Resignation and Severance Agreement and General Release, dated as of December 11, 2006, between the Company and Nigel P. Ekern (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2006).*

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

CLARUS CORPORATION

Date: March 15, 2010
By:/s/ Philip A. Baratelli
Philip A. Baratelli
Chief Financial Officer

Signature	Title	Date

/s/ Warren B. Kanders	Executive Chairman of the	March 15, 2010
Warren B. Kanders	Board of Directors
(principal executive officer)

/s/ Philip A. Baratelli	Chief Financial Officer	March 15, 2010
Philip A. Baratelli	(principal financial officer and principal accounting officer)

/s/ Donald L. House	Director	March 15, 2010
Donald L. House

/s/ Burtt R. Ehrlich	Director	March 15, 2010
Burtt R. Ehrlich

/s/ Nicholas Sokolow	Director	March 15, 2010
Nicholas Sokolow

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Clarus Corporation:

Under date of March 15, 2010, we reported on the consolidated balance sheets of Clarus Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, which are included in the 2009 annual report on Form 10-K of Clarus Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of Clarus Corporation's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Stamford, Connecticut
March 15, 2010

Schedule II

Valuation and Qualifying Accounts
Clarus Corporation and Subsidiaries
For the years ended December 31, 2009, 2008 and 2007
Valuation Allowance for Deferred Income Tax Assets and Restructuring and Related Charges

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions (a)	Period
Valuation Allowance for Deferred Income Tax Assets
2007	$92,485,000	$(5,069,000)	$—	$87,416,000
2008	87,416,000	256,000	(152,000)	87,520,000
2009	$87,520,000	$1,193,000	$155,000	$88,868,000

a) Deduction related to valuation allowance for deferred income tax assets represents increase/(decrease) in valuation allowance recorded to stockholders’ equity.

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