Form 10-K/A
period 2009-12-31
CLARUS CORP
filed 2010-04-23
CIK 913277

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

The number of shares of the Registrant's common stock outstanding at April 22, 2010 was 17,366,747 shares.

Explanatory Note

This Form 10-K/A, Amendment No. 1 is being filed in order to add the information required by Items 10 through 14 of Part III, which was originally intended to be incorporated into the Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on March 15, 2010 (“Original Filing”) by reference to the information to be included in the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders. Except for the inclusion of the information described above, no other changes have been made to the Original Filing. The Original Filing continues to apply as of the date of the Original Filing and the registrant has not updated the disclosure contained therein to reflect any events which occurred subsequent to the filing of the Original Filing or to modify the disclosure contained in the Original Filing, except to the extent of the information included herein.

References in this report to “Clarus,” “Company,” “we,” “our,” and “us,” refer to Clarus Corporation.

TABLE OF CONTENTS

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors of the Registrant

Set forth below are the names of the persons who are the directors of Clarus, their ages and respective business backgrounds, including directorships of other public companies:

Warren B. Kanders, 52, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Mr. Kanders served as a director of Highlands Acquisition Corp. (“Highlands”), a publicly-held blank check company from May 2007 until September 2009. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc. (“Kanders & Co.”), a private investment firm principally owned and controlled by Mr. Kanders, that makes investments in and provides consulting services to public and private entities. Prior to the completion of the acquisition of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets, by BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Armor Holdings since January 1996 and as its Chief Executive Officer since April 2003. From April 2004 until October 2006, he served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc. (“SIG”), which was an independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of PC Group, Inc. (“PC Group”), formerly known as Langer, Inc., a Nasdaq-listed manufacturer of personal care products. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Benson Eyecare Corporation, a formerly publicly-listed manufacturer and distributor of eye care products and services.

Burtt R. Ehrlich, 70, has served as one of our directors since June 2002. Prior to the completion of the acquisition of Armor Holdings, by BAE Systems plc on July 31, 2007, Mr. Ehrlich served as a director of Armor Holdings since January 1996. Mr. Ehrlich has also served as a member of the Board of Directors of PC Group since February 2001. Mr. Ehrlich is also a member of the Board of Trustees of The Arbitrage Fund, a registered investment company. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992, and as a director of Benson Eyecare Corporation from October 1992 until November 1995.

Donald L. House, 68, has served as one of our directors since January 1993. Mr. House served as Chairman of our Board of Directors from January 1994 until December 1997 and as our President from January 1993 until December 1993. Mr. House also served as a member of the Board of Directors of Carreker Corporation from May 1998 until March 2007. Mr. House is a private investor and he serves on the board of directors of several privately-held companies.

Nicholas Sokolow, 59, has served as one of our directors since June 2002. Prior to the completion of the acquisition of Armor Holdings, by BAE Systems on July 31, 2007, Mr. Sokolow served as a member of the Board of Directors of Armor Holdings since January 1996. Mr. Sokolow served as a member of the Board of Directors of SIG from October 2006 until September 2009. Since 2007, Mr. Sokolow has been practicing law at the firm of Lebow & Sokolow LLP. From 1994 to 2007 Mr. Sokolow was a partner at the law firm of Sokolow, Carreras & Partners. From June 1973 until October 1994, Mr. Sokolow was an associate and partner at the law firm of Coudert Brothers.

The terms of all directors expire at the time of the next annual meeting of stockholders of the Company. There are no family relationships among the directors and/or executive officers identified in this Item 10.

Director Independence

The Board of Directors has evaluated each of its directors’ independence from Clarus based on the definition of “independence” established by The NASDAQ Stock Market (“NASDAQ”) and has determined that the Board is currently comprised of a majority of independent directors, and Messrs. Ehrlich, Sokolow and House are the independent directors. The Board has also determined that each of the members of our Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships exist currently or, during the past year existed, between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

Officers of the Registrant

The following table sets forth the name, age and position of each of our executive officers as of April 22, 2010. Our executive officers are appointed by and serve at the discretion of the Board of Directors of Clarus.

Name	Age	Position

Warren B. Kanders	52	Executive Chairman of the Board of Directors
Philip A. Baratelli	42	Chief Financial Officer, Secretary and Treasurer

See “Board of Directors of the Registrant” for biographical information with respect to Warren B. Kanders.

Philip A. Baratelli, 42, has served as our Chief Financial Officer, Secretary and Treasurer since February 2007. Since February 2007, Mr. Baratelli has also served as Chief Financial Officer for Kanders & Co. Mr. Baratelli served as the Chief Financial Officer for Highlands from April 2007 until September 2009. From June 2001 to February 2007, Mr. Baratelli was the Corporate Controller and Treasurer of Armor Holdings. From February 1998 to February 2001, Mr. Baratelli was employed by PricewaterhouseCoopers LLP in various positions ranging from Associate to Senior Associate. From 1991 to 1997, Mr. Baratelli worked for Barnett Banks, Inc. in various finance and credit analysis positions. Mr. Baratelli received a Bachelor of Science in finance from Florida State University in 1989 and a Bachelor of Business Administration in accounting from the University of North Florida in 1995. Mr. Baratelli is a Certified Public Accountant.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and any persons who beneficially own more than 10% of our capital stock to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such capital stock. Such persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during 2009 were timely filed with the Commission

Code of Ethics

The Company has adopted a code of ethics that applies to its Executive Chairman of the Board of Directors and Chief Financial Officer, who are the Company’s principal executive officer and principal financial and accounting officer. The code of ethics may be accessed at www.claruscorp.com, our Internet website, by clicking on “Investor Relations,” selecting “About our Company,” and then selecting “Corporate Governance.” The Company intends to disclose future amendments to, or waivers from, certain provision of its code of ethics, if any, on the above website within four business days following the date of such amendment or waiver.

Audit Committee of the Board of Directors

Our Audit Committee is currently comprised of Messrs. House, Ehrlich and Sokolow, with Mr. House serving as the Chairman. All of the members of our Audit Committee were determined by the Board to be independent of Clarus based on NASDAQ’s definition of “independence.” Our Board of Directors currently does not have an audit committee financial expert (as such term is defined under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder) serving on its Audit Committee. However, the Board of Directors is looking for and considering candidates to appoint to the Board of Directors and the Audit Committee who will serve on the Audit Committee as an audit committee financial expert.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors (the “Compensation Committee”) assists the Board in establishing compensation packages for Clarus’ executive officers and non-employee directors and administering Clarus’ incentive plans.  The Compensation Committee is generally responsible for setting and administering the policies which govern annual salaries of executive officers, raises and bonuses and certain awards of stock options and common stock under Clarus’ 2005 Stock Incentive Plan and otherwise, and, where applicable, compliance with the requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “IRC”) and such responsibility is generally limited to the actions taken by the Compensation Committee, although at times the full Board has determined annual executive salaries, raises and, where the Company has determined that compliance with the provisions of Section 162(m) of the IRC is not required, bonuses as well as grants of stock options and common stock without having first received recommendations from the Compensation Committee.  From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our stockholders.

The Compensation Committee is comprised of two directors, each of whom has considerable experience in executive compensation issues.  Each member of the Compensation Committee meets the independence requirements specified by NASDAQ and by Section 162(m) of the IRC.

Executive Compensation Philosophy

The general philosophy of our executive compensation program is to attract and retain talented management while ensuring that our executive officers are compensated in a way that advances the interests of our stockholders.  In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance and the growth of the Company.  The Compensation Committee is also guided by the principles that our compensation packages must be competitive, must support our overall strategy and objectives, must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance and must align management’s interests with the interests of stockholders by linking compensation with performance.  Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance.  It is the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable to our Named Executive Officers identified on the Summary Compensation Table on page 9 in compliance with Section 162(m) of the IRC, subject to ratification by the Board, and to certify compliance with such goals before such compensation is paid.  Subject to this limitation, the Compensation Committee may also make recommendations to the Board with respect to Executive Chairman compensation and, either alone or with the other independent members of our Board, to determine and approve our Executive Chairman’s compensation.

In determining the compensation packages for our executive officers and non-employee directors, the Compensation Committee and the Board of Directors have evaluated the history and performance of Clarus, previous compensation practices and packages awarded to Clarus’ executive officers and non-employee directors, and compensation policies and packages awarded to executive officers and non-employee directors at similarly-situated companies.

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors.  In 2009, the Compensation Committee did not engage any such consultants.

Compensation Program Components

Our executive compensation program emphasizes company performance, individual performance and an increase in stockholder value over time in determining executive pay levels.  Our executive compensation program consists of three key elements: (i) annual base salaries; (ii) a performance-based annual bonus; and (iii) periodic grants of stock options and restricted stock. The Compensation Committee believes that this three-part approach best serves our and our stockholders’ interests by motivating executive officers to improve our financial position, holding executives accountable for the performance of the organizations for which they are responsible and by attracting key executives into our service. Under our compensation program, annual compensation for executive officers are composed of a significant portion of pay that is “at risk” — specifically, the annual bonus, stock options and restricted stock.

Annual Cash Compensation

Base Salary.  In reviewing and approving the base salaries of our executive officers, the Compensation Committee considers the scope of work and responsibilities, and other individual-specific factors; the recommendation of the Executive Chairman (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive's experience.  Except where an existing agreement establishes an executive’s salary, the Compensation Committee reviews executive officer salaries annually at the end of the fiscal year and establishes the base salaries for the upcoming fiscal year. As part of our efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, Mr. Kanders agreed with the Company and its Board of Directors pursuant to a letter dated August 6, 2009, to defer his $250,000 annual salary effective as of July 1, 2009, until the consummation of an asset redeployment transaction, at which time all such deferred salary will be paid to him.  In addition, as part of such additional efforts to reduce our level of operating expenses, Mr. Baratelli agreed in a letter dated August 6, 2009 to a ten percent (10%) reduction of his current base salary of $200,000, effective as of July 1, 2009.  As Mr. Baratelli does not have an employment agreement, his employment with the Company is “at-will.”  In establishing Mr. Baratelli’s base salary, the Board considered compensation for similar positions at similarly-situated companies in the New York City metropolitan area and Mr. Baratelli’s prior experience as an accountant, as well as Corporate Controller and Treasurer of Armor Holdings, Inc.  Our Named Executive Officers devote only as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities, including not-for-profit entities affiliated with Kanders & Company.

Performance-Based Annual Bonus.  With regard to the compensation of the Named Executive Officers subject to Section 162(m) of the IRC, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation.  In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of Clarus, as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies.  In addition, cash bonuses may be awarded at the discretion of the Board, the Compensation Committee or the executive management of the Company. As part of our efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, the Board and Compensation Committee determined not to award Mr. Kanders or Mr. Baratelli a cash bonus in 2009.

Equity-Based Compensation

Executive officers of Clarus and other key employees who contribute to the growth, development and financial success of Clarus are eligible to be awarded stock options to purchase our common stock, shares of restricted common stock, and bonuses of shares of common stock under the 2005 Stock Incentive Plan.  Awards under the 2005 Stock Incentive Plan help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our stockholders and aligns an employee’s interests with that of our stockholders.  The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up or vesting schedule or milestone based vesting schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long-term.  The Compensation Committee determines appropriate individual long-term incentive awards in the exercise of its discretion in view of the above criteria and applicable policies.  The timing of our equity award grants is not designed to have any relationship with our release of material, non-public information. Awards are generally granted at previously scheduled meetings of the Board and Compensation Committee and as required by our 2005 Stock Incentive Plan, options and stock awards are granted with an exercise price and valued equal to the fair market value of the Company’s common stock which is the closing price on the date of such grant.

In May of 2009, Mr. Kanders was awarded immediately exercisable and vested three-year options under the 2005 Stock Incentive Plan to purchase 21,250 shares of common stock at an exercise price of $4.06.  Such options were granted upon the expiration of a previously granted seven-year stock option award to purchase 21,250 shares of common stock that was currently exercisable and vested.  In granting the new stock option award to Mr. Kanders the Compensation Committee noted that the Company’s current practice with respect to stock option awards has been to grant ten-year stock option awards with a ten-year exercise period rather than  a seven-year exercise period and believed that the interests of the Company and its stockholders would be served if upon the expiration of the seven-year stock options, the Company granted to Mr. Kanders a new three-year stock option award for the same amount of shares of common stock as such expired seven-year stock option award.

Perquisites and Other Personal and Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly-situated employees.

The Company maintains a qualified 401(k) plan that provides for a Company contribution based on a matching schedule of a maximum of 6% up to the applicable IRS limits.

The Company also provides Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions.  The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to Named Executive Officers.

The costs to the Company associated with providing these benefits for executive officers named in the Summary Compensation Table are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Accounting and Tax Considerations

Section 162(m) of the IRC generally disallows a tax deduction to public corporations for compensation other than performance-based compensation over $1,000,000 paid for any fiscal year to an individual who, on the last day of the taxable year, was (i) the Chief Executive Officer or (ii) among the four other highest compensated executive officers whose compensation is required to be reported in the Summary Compensation Table contained herein.  Compensation programs generally will qualify as performance-based if (1) compensation is based on pre-established objective performance targets, (2) the programs’ material features have been approved by stockholders, and (3) there is no discretion to increase payments after the performance targets have been established for the performance period.  The Compensation Committee desires to maximize deductibility of compensation under Section 162(m) of the IRC to the extent practicable while maintaining a competitive, performance-based compensation program.  However, the Compensation Committee also believes that it must reserve the right to award compensation which it deems to be in the best interests of our stockholders but which may not be tax deductible under Section 162(m) of the IRC.

Post-Employment and Other Events

Retirement, death, disability and change-in-control events trigger the payment of certain compensation to the Named Executive Officers that is not available to all salaried members.  Such compensation is discussed under the headings “Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Role of Executive Officers in Compensation Decisions

The Compensation Committee determines the total compensation of our Executive Chairman and oversees the design and administration of compensation and benefit plans for all of the Company’s employees.  Certain executive officers, including the Executive Chairman and Chief Financial Officer, may attend a portion of most regularly scheduled Compensation Committee meetings, excluding executive sessions, to present topical issues for discussion and education as well as specific recommendations for review.  The Compensation Committee also obtains input from our legal, finance and tax advisors, as appropriate.

Summary

The Compensation Committee believes that the total compensation package has been designed to motivate key management to improve the operations and financial performance of the Company, thereby increasing the market value of our Common Stock.  The tables in this Executive Compensation section reflect the compensation structure established by the Compensation Committee.

Compensation Committee Report

The Company’s Compensation Committee of the Board has submitted the following report for inclusion in this Annual Report:

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management.  Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report for filing with the Securities and Exchange Commission.

MEMBERS OF THE COMPENSATION COMMITTEE

Nicholas Sokolow (Chairman)
Burtt R. Ehrlich

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned for the periods presented below by our executive officers and persons as to whom disclosure is required under the applicable rules of the Commission (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Deferred Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Warren B. Kanders (3)	2009	125,000	(4)	-		-	14,690	(5)	-	-	26,202	(6)	165,892
Executive Chairman of the	2008	250,000		-		-	-		-	-	46,899		296,899
Board of Directors	2007	250,000		-		-	-		-	-	14,918		264,918

Philip A. Baratelli (7)	2009	190,000	(8)	-		-	-		-	-	35,479	(9)	225,479
Chief Financial Officer	2008	200,000		50,000	(10)	-	-		-	-	34,355		284,355
	2007	170,833		75,000	(10)	-	277,370	(11)	-	-	59,683		582,886

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 6, “Stock Incentive Plans” in the financial statements contained in the annual reports on Form 10-K for the years ended December 31, 2009 and 2008, and footnote 8, “Stock Incentive Plans” in the financial statements contained in the annual report on Form 10-K for the year ended December 31, 2007.

(2)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 6, “Stock Incentive Plans” in the financial statements contained in the annual reports on Form 10-K for the years ended December 31, 2009 and 2008, and footnote 8, “Stock Incentive Plans” in the financial statements contained in the annual report on Form 10-K for the year ended December 31, 2007.

(3)
Mr. Kanders is compensated pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Proxy Statement.  Mr. Kanders is required to devote only as much time as is necessary to perform his duties for the Company.

(4)
As part of our efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, Mr. Kanders agreed with the Company and its board of directors pursuant to a letter dated August 6, 2009, to defer his $250,000 annual salary effective as of July 1, 2009, until the consummation of an asset redeployment transaction, at which time all such deferred salary will be paid to him.

(5)
Represents the grant date fair value per share of $0.69 of options computed in accordance with FASB ASC Topic 718 to purchase 21,250 shares of the Company’s common stock at an exercise price of $4.06 granted pursuant to the 2005 Stock Incentive Plan.

(6)
“All Other Compensation” amount for Mr. Kanders in 2009 consists of the following items: 401(k) matching contributions, $5,062; health, short-term and long-term disability, $18,933; and life insurance, $2,207.

(7)
Philip A. Baratelli commenced employment as the Company’s Chief Financial Officer, Secretary and Treasurer effective as of February 1, 2007.  Mr. Baratelli’s employment with the Company is “at-will” and is required to devote only as much time as is necessary to perform his duties for the Company.

(8)
As part of additional efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, Mr. Baratelli agreed in a letter dated August 6, 2009 to a ten percent (10%) reduction of his current base salary of $200,000, effective as of July 1, 2009.

(9)
“All Other Compensation” for amount Mr. Baratelli in 2009 consists of the following items: 401(k) matching contributions, $8,550; health, short-term and long-term disability, $26,446; and life insurance, $483.

(10)	Discretionary cash bonus awarded by the Board of Directors.

(11)
Represents the grant date fair value per share of $2.77 of options computed in accordance with FASB ASC Topic 718 to purchase 100,000 shares of the Company’s common stock at an exercise price of $5.98 granted pursuant to the 2005 Stock Incentive Plan.

Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)

Warren B. Kanders	5/28/09 (1)	-	21,250	$4.06	$14,690

Philip A. Baratelli	-	-	-	-	-

(1)
Mr. Kanders was awarded immediately exercisable and vested three-year options under the 2005 Stock Incentive Plan to purchase 21,250 shares of common stock at an exercise price of $4.06.  Such options were granted upon the expiration of a previously granted seven-year stock option award to purchase 21,250 shares of common stock that was currently exercisable and vested. Additional information about our 2005 Stock Incentive Plan is included in the Compensation Discussion Analysis section of this Form 10-K/A.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers at December 31, 2009:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Warren B. Kanders	200,000	(1)	—		—	5.35	12/20/12	—			—
	400,000	(2)	—		—	7.50	12/20/12				—
	400,000	(2)	—		—	10.00	12/20/12				—
	21,250	(3)	—		—	4.06	5/28/12				—
								500,000	(4)	2,125,000	—	2,125,000

Philip A. Baratelli	50,000	(5)	50,000	(5)	—	5.98	12/13/17	—		—	—	—

(1)	Fully vested stock option award granted pursuant to the 2005 Stock Incentive Plan.

(2)	Fully vested non-plan stock option award.

(3)	Options granted pursuant to the 2005 Stock Incentive Plan vested and became fully exercisable on May 28, 2009.

(4)
Shares of restricted common stock which shall vest and become nonforfeitable if Mr. Kanders is an employee and/or a director of the Company or a subsidiary or affiliate of the Company on the earlier of (i) the date the closing price of the Company’s common stock equals or exceeds $15.00 per share for each of the trading days during a ninety consecutive day period, or (ii) the tenth anniversary of the date of grant, subject to acceleration in certain circumstances.

(5)	Options granted pursuant to the 2005 Stock Incentive Plan vest and become exercisable in equal annual installments over four years commencing December 13, 2008.

Option Exercises and Stock Vested During Fiscal 2009

There were no options exercised by or stock awards vesting to our Named Executive Officers during the year ended December 31, 2009.

Pension Benefits – Fiscal 2009

There were no pension benefits earned by our Named Executive Officers during the year ended December 31, 2009.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plans

The Company does not have any nonqualified defined contribution or other nonqualified deferred compensation plans covering its Named Executive Officers.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon voluntary termination; retirement; involuntary not-for-cause termination; involuntary for cause termination; termination following a change of control; retention following a change of control and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2009, and thus includes amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment.

Payments Made Upon Retirement

In the event of the retirement of a Named Executive Officer, no additional benefits are paid.

Payments Made Upon a Change of Control

Pursuant to the terms of the Company’s employment agreement with Mr. Kanders, if Mr. Kanders’ employment with the Company is terminated following a change of control (other than termination by the Company for cause or by reason of death or disability) or if he terminates his employment in certain circumstances defined in the agreement which constitute “good reason,” then Mr. Kanders will receive the following benefits:

•	all stock options and restricted stock held by Mr. Kanders will automatically vest and become exercisable and any lock-up provisions will be released; and

•
in the event of a change in control which results in Mr. Kanders’ involuntary or voluntary termination, he will continue to receive his base compensation, in accordance with Clarus’ normal payroll practices, for a period of 24 months after the effective date of such termination.

Pursuant to Mr. Kanders’ employment agreement, a change of control is deemed to occur in the event that:

•	the current members of the Board cease to constitute a majority of the Board; or

•
the Company shall have been sold by either (i) a sale of all or substantially all its assets, or (ii) a merger or consolidation, other than any merger or consolidation pursuant to which the Company acquires another entity, or (iii) a tender offer, whether solicited or unsolicited; or

•
any party, other than the Company, is or becomes the “beneficial owner” (as defined in the Exchange Act), directly or indirectly, of voting securities representing 50% or more of the total voting power of the Company.

Warren B. Kanders

The following table shows the potential payments upon termination or a change of control of the Company for Warren B. Kanders, the Company’s Executive Chairman.

Executive Benefits upon Payments Upon Separation	Voluntary Termination on 12/31/09 ($)	For Cause Termination on 12/31/09 ($)	Without Cause Termination on 12/31/09 ($)		Change-in-Control and Termination on 12/31/09 ($)		Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation

Cash Severance − Salary	−	−	500,000	(1)	500,000	(1)	−		−

Stock Options	−	−	−		−		−		−

Restricted Stock	−	−	2,125,000	(2)	2,125,000	(2)	−		−

Benefits & Perquisites

Life Insurance	−	−	−		−		−		2,250,000

Disability Income	−	−	−		−		150,000	(3)	−

Total	−	—	2,625,000		2,625,000		150,000		2,250,000

(1)
Mr. Kanders would be entitled to receive two times annual base salary of $250,000 pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Annual Report on Form 10-K/A.

(2)	The unvested portion of 500,000 shares of restricted common stock awarded to Mr. Kanders on April 11, 2003 would be accelerated and valued using the December 31, 2009 market price of $4.25 per share.

(3)	Mr. Kanders would be entitled to receive $12,500 per month benefit or $150,000 annually if he cannot perform his duties as the Company’s Executive Chairman

(4)
Upon Mr. Kanders’ death, his beneficiary would be entitled to receive $2 million pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this Annual Report on Form 10-K/A.  Mr. Kanders’ beneficiary will also received $250,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Philip A. Baratelli

The following table shows the potential payments upon termination or a change of control of the Company for Philip A. Baratelli, the Company’s Chief Financial Officer, Secretary and Treasurer.

Executive Benefits upon Payments Upon Separation	Voluntary Termination on 12/31/09 ($)	For Cause Termination on 12/31/09 ($)	Without Cause Termination on 12/31/09 ($)	Change-in-Control and Termination on 12/31/09 ($)	Disability on 12/31/09 ($)		Death on 12/31/09 ($)
Compensation

Cash Severance − Salary	−	−	−	−	−		−

Stock Options	−	−	−	−	−		−

Restricted Stock	−	−	−	−	−		−

Benefits & Perquisites

Life Insurance	−	−	−	−	−		250,000	(2)

Disability Income	−	−	−	−	165,000	(1)	−

Total	−	—	−	−	165,000		250,000

(1)	Mr. Baratelli would be entitled to receive $13,750 per month benefit or $165,000 annually if he cannot perform his duties as the Company’s Chief Financial Officer.

(2)	Upon Mr. Baratelli’s death, his beneficiary would be entitled to receive $250,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

EMPLOYMENT AGREEMENTS

Warren B. Kanders

In December 2002, we entered into an employment agreement with Warren B. Kanders, which provides that he will serve as Clarus’ Executive Chairman of the Board of Directors and devote as much of his time as is necessary to perform such duties for a three-year term that was extended on May 1, 2006 and is subject to termination at anytime by the Company or Mr. Kanders.  It is noted that Mr. Kanders also serves in various capacities with other public and private entities, including blank check companies and not-for-profit entities affiliated with Kanders & Company.  The agreement provides for an annual base salary of $250,000. As part of our efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, Mr. Kanders agreed with the Company and its board of directors pursuant to a letter dated August 6, 2009, to defer his $250,000 annual salary effective as of July 1, 2009, until the consummation of an asset redeployment transaction, at which time all such deferred salary will be paid to him.  In addition, Mr. Kanders is entitled, at the discretion of our Board of Directors, to performance bonuses which may be based upon a variety of factors and to participate in our stock incentive plans and other bonus plans adopted by us. We also maintain term life insurance on Mr. Kanders in the amount of $2,000,000 for the benefit of his designees.  Mr. Kanders’ employment agreement provides that if it shall be determined that any payment or benefit provided to Mr. Kanders pursuant to the terms of the employment agreement ( “Total Payment”) would be subject, in whole or in part, to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then Mr. Kanders shall be entitled to receive from the Company an additional payment (the “Gross-Up Payment”) in an amount such that the net amount of the Total Payment and the Gross-Up Payment retained by Mr. Kanders after the calculation and deduction of all Excise Taxes on the Total Payments and all federal, state and local income tax, employment tax and Excise Tax on the Gross-Up Payment, shall be equal to the Total Payments.

Director Summary Compensation Table

The following table summarizes the compensation paid to our non-employee directors for the fiscal year ended December 31, 2009:

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Burtt R.Ehrlich	2009	14,000	-	41,842	(3)	-	-	-	55,842
Donald House	2009	14,000	-	27,152	(4)	-	-	-	41,152
Nicholas Sokolow	2009	14,000	-	41,842	(5)	-	-	-	55,842

(1)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 6, “Stock Incentive Plans” in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

(2)
Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 6, “Stock Incentive Plans” in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2009.

(3)
Mr. Ehrlich’s option award includes the grant of 20,000 options on June 18, 2009, being valued at $1.36 amortized over a one year period and the grant of 21,250 options on May 28, 2009 valued at $0.69 amortized immediately.

(4)	Mr. House’s option award includes the grant of 20,000 options on June 18, 2009, valued at $1.36 amortized over a one year period.

(5)
Mr. Sokolow’s option award includes the grant of 20,000 options on June 18, 2009, valued at $1.36 amortized over a one year period and the grant of 21,250 options on May 28, 2009 valued at $0.69 amortized immediately.

Discussion of Director Compensation

Our directors, other than Mr. Kanders who is compensated pursuant to his employment agreement (which is described below under the heading “Employment Agreements”), are entitled to receive a payment of $2,000 for each regular and special meeting of the Board of Directors attended either in person or telephonically.  From time to time, non-employee directors may also receive discretionary option or stock grants under the 2005 Stock Incentive Plan.  In 2009, each of our non-employee directors were awarded options under the 2005 Stock Incentive Plan to purchase 20,000 shares of common stock at an exercise price of $4.00 vesting equally over four consecutive quarters commencing June 30, 2009.

In addition, in May of 2009, Messrs. Ehrlich and Sokolow were awarded immediately exercisable and vested three-year options under the 2005 Stock Incentive Plan to purchase 21,250 shares of common stock at an exercise price of $4.06.  Such options were granted upon the expiration of a previously granted seven-year stock option awards to purchase 21,250 shares of common stock that were currently exercisable and vested.  In granting the new stock option awards to Messrs. Ehrlich and Sokolow the Compensation Committee noted that the Company’s current practice with respect to stock option awards has been to grant ten-year stock option awards with a ten-year exercise period rather than a seven-year exercise period and believed that the interests of the Company and its stockholders would be served if upon the expiration of the seven-year stock options, the Company granted to Messrs. Ehrlich and Sokolow new three-year stock option awards for the same amount of shares of common stock as such expired seven-year stock option awards.

In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties on our Board and Board committees as well as the skill level required by the Company of members of the Board and the need to continue to attract highly qualified candidates to serve on our Board.  Director compensation arrangements are reviewed annually to maintain such standards.

Involvement in Certain Legal Proceedings

No director, executive officer, or person nominated to become a director or executive officer has, within the last ten years: (i) had a bankruptcy petition filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for, any business of such person or entity with respect to which such person was a general partner or executive officer either at the time of the bankruptcy filing or within two years prior to that time; (ii) been convicted in a criminal proceeding or is currently subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting his involvement in any type of business, securities or banking activities or practice; (iv) been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 12. Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK BY
DIRECTORS, OFFICERS AND PRINCIPAL STOCKHOLDERS

The following table sets forth as of April 22, 2010 certain information regarding the beneficial ownership of the common stock outstanding by (i) each person known to us to own or control 5% or more of our common stock, (ii) each of our directors and nominees, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K), set forth in the summary compensation table on page 9, and (iv) our Named Executive Officers, directors and nominees as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Clarus Corporation, One Landmark Square, 22nd Floor, Stamford, Connecticut 06901.

Name	Common Stock Beneficially Owned (1)		Percentage (%) of Common Stock (2)

Warren B. Kanders	4,349,127	(3)	24.0

White Rock Capital Management, L.P. 3131 Turtle Creek Boulevard, Suite 800 Dallas, TX 75219	1,120,699	(4)	8.2

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	891,150	(5)	5.2

Nicholas Sokolow	423,000	(6)(7)	2.4

Burtt R. Ehrlich	304,250	(8)	1.7

Donald L. House	291,249	(9)	1.7

Philip A. Baratelli	50,000	(10)	*

All directors, nominees for directors and named executive officers as a group (5 persons)	5,413,626	(11)	28.4

*	Less than one percent.

(1)
As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares within 60 days of April 22, 2010 (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security.

(2)	Percentage of beneficial ownership is based on 17,366,747 shares of common stock outstanding as of April 22, 2010.

(3)
Includes Mr. Kanders’ options to purchase 1,021,250 shares of common stock that are presently exercisable or exercisable within 60 days of April 22, 2009.  Includes 500,000 unvested shares of restricted common stock, which have voting, dividend and other distribution rights.

(4)	Based on a Schedule 13G/A filed on February 16, 2010, by White Rock Capital Management, L.P., White Rock Capital (TX), Inc., Mr. Thomas U. Barton, and Mr. Joseph U. Barton as a group.

(5)	Based on a Schedule 13G/A filed by Dimensional Fund Advisors Inc. and certain of its affiliates on February 8, 2010.

(6)	Includes Mr. Sokolow’s options to purchase 216,250 shares of common stock that are presently exercisable or exercisable within 60 days of April 22, 2010.

(7)	Includes 206,750 shares of common stock held by ST Investors Fund, LLC, of which Mr. Sokolow is the Managing Member.

(8)	Includes Mr. Ehrlich’s options to purchase 216,250 shares of common stock that are presently exercisable or exercisable within 60 days of April 22, 2010.

(9)	Includes Mr. House’s options to purchase 215,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 22, 2010.

(10)
Includes Mr. Baratelli’s options to purchase 50,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 22, 2010.  Excludes options to purchase 50,000 shares of common stock that are presently unexercisable and unexercisable within the next 60 days.

(11)
Includes options to purchase 1,718,750 shares of common stock that are presently exercisable or exercisable within 60 days of April 22, 2010.   Also includes 500,000 unvested shares of restricted common stock, which have voting, dividend and other distribution rights.  Excludes options to purchase 50,000 shares of common stock that are presently unexercisable and unexercisable within the next 60 days.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $221,000 during the year ended December 31, 2009.

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

Until September 30, 2009, the Company previously provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc. (“SIG”) that were reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also served as the Non-Executive Chairman of SIG.   Such services aggregated $18,700 during the year ended December 31, 2009.

As of December 31, 2009, the Company had no outstanding receivables from or payables to SIG. As of December 31, 2008, the Company had an outstanding receivable of $8,300 from SIG.  The amount due from SIG is included in prepaids and other current assets in the accompanying consolidated balance sheet.  The outstanding amount was paid in January 2009.

During the year ended December 31, 2009, the Company incurred no charges related to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders.  During the year ended December 31, 2008, the Company incurred charges of approximately $14,000 for payments to Kanders Aviation, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation.  As of December 31, 2009, the Company had no outstanding receivables from or payables to Kanders Aviation.

In the opinion of management, the rates, terms and considerations of the transactions with the related parties described above are at least as favorable as those we could have obtained in arms length negotiations or otherwise are at prevailing market prices and terms.

Item 14. Principal Accountant Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees for professional services rendered for Clarus by KPMG LLP for the fiscal years ended December 31, 2009 and 2008 were:

	Fiscal 2009	Fiscal 2008

Audit Fees	$150,000	$176,000

Audit Related Fees	$275,000	—

Tax Fees	$105,000	—

All Other Fees	—	—
Total	$530,000	$176,000

Audit Fees.  The Audit Fees for the years ended December 31, 2009 and 2008, totaled $150,000 and $176,000, respectively, were for professional services rendered for the audit of our consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, and for the review of our consolidated financial statements included in our quarterly reports on Form 10-Q for fiscal 2009 and 2008.

Audit Related Fees.  For the fiscal year ended December 31, 2009, audit related fees totaled $275,000, consisting of fees billed for assurance and related services that are traditionally performed by the independent auditor. The foregoing Audit Related Fees were incurred in connection with a proposed transaction relating to the Company’s asset redeployment strategy, which involved an acquisition of several major assets and a financing component that terminated without consummation.  There were no Audit Related Fees for the fiscal year ended December 31, 2008.

Tax Fees.   For the fiscal year ended December 31, 2009, tax fees totaled $105,000, consisting of fees billed for all services performed by the independent auditor’s tax personnel, except for those services related to the audit, including due diligence review and analysis related to the impact of mergers and acquisitions. The foregoing Tax Fees which were incurred in connection with the analysis and review of a proposed transaction relating to the Company’s redeployment strategy, which involved an acquisition of several major assets and a financing component that terminated without consummation.  There were no Tax Fees for the fiscal year ended December 31, 2008.

All Other Fees.  There were no fees incurred for All Other Fees for the fiscal years ended December 31, 2009 and 2008.

Auditor Independence.  The Audit Committee has considered the non-audit services provided by KPMG LLP and determined that the provision of such services had no effect on KPMG LLP’s independence from Clarus.

Audit Committee Pre-Approval Policy and Procedures.  The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG LLP, our independent auditors, and has adopted a Pre-Approval Policy.  In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence.  The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.  Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the Securities and Exchange Commission’s rules on auditor independence.  Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

Since the adoption of the Pre-Approval Policy by the Audit Committee on March 11, 2004, the Audit Committee has not waived the pre-approval requirement for any services rendered by KPMG LLP to Clarus.  All of the services provided by KPMG LLP to Clarus described above were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

Financial Statements, Financial Statement Schedules and Exhibits

(3)

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

10.6
Transportation Services Agreement, dated as of December 18, 2003, between Kanders Aviation, LLC and the Company(incorporated herein by reference to Exhibit 10.23 of the Company's 10-K filed with the Securities and Exchange Commission on March 11, 2004).

10.7
Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on May 2, 2005). *

10.8
Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q filed with the Securities and Exchange Commission on November 3, 2005). *

10.9
Amendment to the form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 6, 2006). *

10.10
Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 4.6 of the Company's Registration Statement Form S-8 filed with the Securities and Exchange Commission on August 19, 2005). *

10.11
Extension Agreement, dated as of May 1, 2006, to the Employment Agreement, dated as of December 6, 2002, between the Company and Warren B. Kanders (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the Securities and Exchange Commission on May 4, 2006).*

10.12
Letter Agreement dated August 6, 2009, between Clarus Corporation and Warren B. Kanders (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2009).*

10.13
Letter Agreement dated August 6, 2009, between Clarus Corporation and Philip A. Baratelli (incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2009).*

23.1
Consent of Independent Registered Public Accounting Firm. (incorporated herein by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2010).*

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

CLARUS CORPORATION

Date: April , 2010
By:/s/ Philip A. Baratelli
Philip A. Baratelli
Chief Financial Officer

Signature	Title	Date

/s/ Warren B. Kanders	Executive Chairman of the	April 23, 2010
Warren B. Kanders	Board of Directors
(principal executive officer)

/s/ Philip A. Baratelli	Chief Financial Officer	April 23, 2010
Philip A. Baratelli	(principal financial officer and
principal accounting officer)

/s/ Donald L. House	Director	April 23, 2010
Donald L. House

/s/ Burtt R. Ehrlich	Director	April 23, 2010
Burtt R. Ehrlich

/s/ Nicholas Sokolow	Director	April 23, 2010
Nicholas Sokolow

EXHIBIT INDEX

Number	Exhibit

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Principal Executive Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.

32.2	Certification of Principal Financial Officer, as required by Rule 13a-14(b) of the Securities Exchange Act of 1934.