Form 10-Q
period 2010-03-31
CLARUS CORP
filed 2010-05-10
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

As of April 23, 2010, there were outstanding 17,366,747 shares of common stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$56,938	$58,363
Marketable securities	23,691	24,059
Interest receivable	3	6
Prepaids and other current assets	80	667
Total current assets	80,712	83,095

PROPERTY AND EQUIPMENT, NET	637	696
TOTAL ASSETS	$81,349	$83,791

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$1,500	$1,713
Total current liabilities	1,500	1,713

Deferred rent	458	446
Total liabilities	1,958	2,159

STOCKHOLDERS' EQUITY
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized;
17,441,747 and 17,441,747 shares issued and 17,366,747 and
17,366,747 outstanding in 2010 and 2009, respectively	2	2
Additional paid-in-capital	371,112	370,994
Accumulated deficit	(291,723)	(289,368)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive gain	2	6
Total stockholders' equity	79,391	81,632
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$81,349	$83,791

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

OPERATING EXPENSES:
General and administrative	$789	$923
Depreciation	79	89
Transaction costs	1,509	-
Total operating expenses	2,377	1,012

OPERATING LOSS	(2,377)	(1,012)
INTEREST INCOME	22	411
NET LOSS	$(2,355)	$(601)

Loss per common share:
Basic	$(0.14)	$(0.04)
Diluted	$(0.14)	$(0.04)

Weighted average common shares outstanding:
Basic	16,867	16,867
Diluted	16,867	16,867

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASHFLOWS
(UNAUDITED)
(IN THOUSANDS)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,355)	$(601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation on property and equipment	79	89
Amortization of equity compensation plans	118	139
Amortization of discount on securities, net	(11)	(324)
Changes in operating assets and liablities:
Decrease/(increase) in interest receivable, prepaids and other other current assets	590	(47)
Decrease in accounts payable and accrued liabilities	(213)	(195)
Increase in deferred rent	12	(1)
NET CASH USED IN OPERATING ACTIVITIES	(1,780)	(940)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(9,140)	-
Proceeds from maturity of marketable securities	9,515	37,915
Purchase of equipment	(20)	(3)
NET CASH PROVIDED BY INVESTING ACTIVITIES	355	37,912

CASH FLOWS FROM FINANCING ACTIVITIES:
	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-

CHANGE IN CASH AND CASH EQUIVALENTS	(1,425)	36,972
CASH AND CASH EQUIVALENTS, beginning of period	58,363	19,342
CASH AND CASH EQUIVALENTS, end of period	$56,938	$56,314

SUPPLEMENTAL DISCLOSURE:
Cash paid for franchise and property taxes	$250	$70

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries ("Clarus" or the "Company," which may be referred to as "we," "us," or "our") as of and for the three months ended March 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2010 are not necessarily indicative of the results to be obtained for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

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

The Company incurred $1,509,000 and zero, respectively, for transaction expenses in the first quarter of 2010 and 2009.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements for asset redeployment activities.

We are currently working to identify suitable merger partners or acquisition opportunities. Although we are not targeting specific business industries for potential acquisitions, we plan to seek businesses with substantial cash flow, experienced management teams, and operations in markets offering substantial growth opportunities.

NOTE 3.  EARNINGS (LOSS) PER SHARE

Basic net (loss) per share was computed by dividing earnings (loss) on common stock by the weighted average number of common stock outstanding during each period.  Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of outstanding stock options and restricted stock grants.  The diluted net income (loss) per share for the three months ended March 31, 2010 and 2009 excludes incremental shares calculated using the treasury stock method, assumed from the conversion of stock options and 500,000 shares of restricted stock due to the net loss for the periods ended March 31, 2010 and 2009.

For the three months ended March 31, 2010, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 1,845,000 shares of common stock and 500,000 shares of restricted stock during the three months ended March 31, 2010, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option and stock grant prices were higher than the average market price of the Company's common stock during the period.  In addition, diluted net loss per share attributable to common stockholders would have excluded the potentially dilutive effect of options whose exercise prices were lower than the average market price of the Company's common stock during the three months ended March 31, 2010 and restricted stock, as their inclusion would have been anti-dilutive because the Company incurred losses during the period.

For the three months ended March 31, 2009, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 1,908,750 shares of common stock and 500,000 shares of restricted stock during the three months ended March 31, 2009, were outstanding, but not included in the calculation of weighted average number of diluted shares outstanding because the option and stock grant prices were higher than the average market price of the Company's common stock during the period.  In addition, diluted net loss per share attributable to common stockholders would have excluded the potentially dilutive effect of options whose exercise prices were lower than the average market price of the Company's common stock during the three months ended March 31, 2009 and restricted stock, as their inclusion would have been anti-dilutive because the Company incurred losses during the period.

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings per share:

	THREE MONTHS ENDED MARCH 31,
	2010	2009

BASIC EARNINGS PER SHARE CALCULATION:
Net loss	$(2,355)	$(601)

Weighted average common shares - basic	16,867	16,867

Basic net loss per share	$(0.14)	$(0.04)

DILUTED EARNINGS PER SHARE CALCULATION:
Net loss	$(2,355)	$(601)

Weighted average common shares - basic	16,867	16,867
Effect of dilutive stock options	-	-
Effect of dilutive restricted stock	-	-
Weighted average common shares - diluted	16,867	16,867

Diluted net loss per share	$(0.14)	$(0.04)

NOTE 4.  STOCK-BASED COMPENSATION PLAN

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of March 31, 2010, the number of shares authorized and reserved for issuance under the 2005 Plan is 5.7 million, subject to an automatic annual increase equal to 4% of the total number of shares of Clarus’ common stock outstanding.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of March 31, 2010, 748,750 stock options have been awarded under the plan, of which 90,000 are unvested and 658,750 are vested and eligible for exercise.

The Company recorded total non-cash stock compensation expense related to stock options and restricted stock as follows:

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Restricted Stock	$67,000	$67,000
Stock Options	51,000	72,000
Total	$118,000	$139,000

No options or restricted stock were granted during the three months ended March 31, 2010 or 2009.

A summary of the status of stock option grants as of March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

	Options	Weighted Average Exercise Price

Outstanding at December 31, 2009	1,968,750	$7.01
Granted	-
Exercised	-
Forfeited	-
Outstanding at March 31, 2010	1,968,750	$7.01

Options exercisable at March 31, 2010	1,878,750	$7.06

The following table summarizes information about stock options outstanding as of March 31, 2010:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$3.85 - $ 4.45	123,750	123,750	5.7	$4.03
$4.46 - $10.00	1,845,000	1,755,000	5.3	$6.89
Total	1,968,750	1,878,750	5.5	$6.71

The fair value of unvested shares is determined based on the market price of our shares on the grant date.  As of March 31, 2010, there were 90,000 unvested stock options and unrecognized compensation cost of $213,000 related to unvested stock options.

NOTE 5.  COMPREHENSIVE INCOME (LOSS)

The Company utilizes SFAS No. 130 "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income (loss) and its components of net income (loss) and "Other Comprehensive Income (Loss)." "Other Comprehensive Income (Loss)" refers to revenues, expenses and gains and losses that are not included in net income (loss) but rather are recorded directly in stockholders' equity. The components of comprehensive income (loss) for the three months ended March 31, 2010 and 2009 were as follows:

	THREE MONTHS ENDED MARCH 31,
(in thousands)	2010	2009

Net loss	$(2,355)	$(601)
Decrease in unrealized gain on marketable securities	(4)	(302)
Comprehensive loss	$(2,359)	$(903)

NOTE 6.  CONTINGENCIES

We are not a party to nor are any of our properties subject to any pending legal, administrative or judicial proceedings other than routine litigation incidental to our business.

NOTE 7.  NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements for the three months ended March 31, 2010 that materially impacted the financial results or disclosures of the Company.

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

The Company provides certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated $35,700 during the quarter ended March 31, 2010 and $57,500 during the quarter ended March 31, 2009.

As of March 31, 2010, the Company had a net receivable of $12,100 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid in April 2010.  As of December 31, 2009, the Company had a net receivable of $52,000 from Kanders & Company.  The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid and received in the first quarter of 2010.

Until September 30, 2009, the Company previously provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc. (“SIG”) that were reimbursed by SIG.  Warren B. Kanders, our Executive Chairman, also served as the Non-Executive Chairman of SIG.   There were no services provided in the quarter ended March 31, 2010.  Such services aggregated $11,300 during the quarter ended March 31, 2009.

As of March 31, 2010, the Company had no outstanding receivables from or payable to SIG.  As of December 31, 2009, the Company had no outstanding receivables from or payables to SIG.

During the quarter ended March 31, 2010, the Company incurred charges of approximately $27,000 related to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation.   There were no charges incurred for the quarter ended March 31, 2009.

As of March 31, 2010, the Company had a net payable of $27,000 from Kanders Aviation.  The amount due to Kanders Aviation is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet.  The outstanding amount was paid in April 2010.  As of December 31, 2009, the Company had a no outstanding receivables from or payable to Kanders Aviation.

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

NOTE 9.  NET OPERATING LOSS AND CAPITAL LOSS CARRYFORWARD EXPIRATION

At March 31, 2010, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $232.6 million, $1.3 million and $56,000, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%.  Accordingly, approximately $230.6 million of the $232.6 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $230.6 million of net operating losses available to offset taxable income, approximately $212.5 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

NET OPERATING CARRYFORWARD EXPIRATION DATES
(UNAUDITED)
MARCH 31, 2010

Expiration Dates December 31,	Net Operating Loss Amount (000's)
2010	$7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	681
Total	232,633
Section 382 Limitation	(2,037)
After Limitations	$230,596

*Subject to compliance with Section 382 of the Internal Revenue Code

NOTE 10.  SUBSEQUENT EVENTS

Black Diamond Equipment, Ltd. Merger Agreement

On May 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Black Diamond Merger Agreement”) by and among Black Diamond Equipment, Ltd., a Delaware corporation (“Black Diamond” or “BDE”), Everest/Sapphire Acquisition, LLC (“Purchaser”), a Delaware limited liability company and wholly-owned direct subsidiary of Clarus, Sapphire Merger Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned direct subsidiary of Purchaser, and Ed McCall, as Stockholders’ Representative.  Under the Black Diamond Merger Agreement, Purchaser will acquire BDE and its three subsidiaries through the merger of Merger Sub with and into BDE, with BDE as the surviving corporation of the merger (the “Black Diamond Merger”).

Through the Black Diamond Merger Agreement, Clarus has agreed to acquire all of the outstanding common stock of BDE for an aggregate purchase price of $90 million (subject to certain closing adjustments), $4.5 million of which will be held in escrow for a one year period as security for any working capital adjustments to the purchase price or indemnification claims under the Black Diamond Merger Agreement.

The Black Diamond Merger was unanimously approved by the Company’s Board of Directors and the merger consideration payable to BDE’s stockholders has been confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Rothschild, Inc.

Gregory Mountain Products, Inc. Merger Agreement

On May 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Gregory Merger Agreement”) by and among Gregory Mountain Products, Inc., a Delaware corporation (“Gregory”), Everest/Sapphire Acquisition, LLC (“Gregory Purchaser”), a Delaware limited liability company and wholly-owned direct subsidiary of Clarus, Everest Merger I Corp., a Delaware corporation and a wholly-owned direct subsidiary of Gregory Purchaser (“Merger Sub One”), Everest Merger II, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Gregory Purchaser (“Merger Sub Two”), and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory (the “Gregory Stockholders”).  Under the terms of the Gregory Merger Agreement, (i) Merger Sub One will merge with and into Gregory (the “First Step Merger”), with Gregory as the surviving corporation of the First Step Merger, and (ii) immediately following the effective time of the First Step Merger, as part of the same overall transaction, Gregory will merge with and into Merger Sub Two, (the “Second Step Merger” and together with the First Step Merger, the “Gregory Merger”), with Merger Sub Two as the surviving corporation of the Second Step Merger.

The sole member of Kanders GMP Holdings, LLC is Mr. Warren B. Kanders, our Executive Chairman and a member of our Board of Directors.  The sole member of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, who, subject to and upon the Closing of the Black Diamond Merger, is expected to become our Executive Vice Chairman and a member of our Board of Directors.

In the Gregory Merger Agreement, the Company has agreed to acquire all of the outstanding common stock of Gregory for an aggregate purchase price of up to $45,000,000 (subject to certain closing adjustments), payable to the Gregory Stockholders as follows: (i) 50% in unregistered shares of the Company’s common stock valued at $6.00 per share, and (ii) 50% in unsecured subordinated notes having a seven-year term.  The purchase price will also be reduced by an amount equal to $1,478,424 in connection with certain payments and commitments by the Company to participants of a Gregory incentive plan.

The Gregory Merger was approved by a special committee comprised of independent directors of the Company’s Board of Directors and the merger consideration payable to the Gregory Stockholders has been confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Ladenburg Thalmann & Co., Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Clarus may use words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions to identify forward-looking statements.  These forward-looking statements involve a number of risks, uncertainties and assumptions which are difficult to predict. Clarus cautions you that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Examples of forward-looking statements include, but are not limited to: (i) statements about the benefits of Clarus’ proposed acquisitions of Black Diamond and Gregory, including future financial and operating results that may be realized from the acquisitions; (ii)  statements of plans, objectives and expectations of Clarus or its management or Board of Directors, including the expected timing of completion of the mergers; (iii)  statements of future economic performance; and (iv)  statements of assumptions underlying such statements and other statements that are not historical facts.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i)  the risk that a condition to closing of the mergers may not be satisfied and the transactions will not be consummated; (ii) the risk that Clarus could be required to pay material termination fees if the mergers are not consummated; (iii)   the risk that the businesses will not be integrated successfully; (iv)  the risk that the expected financial or operating results may not be fully realized as expected; (v)  material differences in the actual financial results of the mergers compared with expectations, including the impact of the mergers on Clarus’ future earnings per share; (vi)  disruption from the mergers; (vii)  economic conditions and the impact they may have on Black Diamond and Gregory and their respective customers or demand for products; (viii) our ability to implement our acquisition growth strategy or obtain financing    to support such strategy; (ix) the loss of any member of our senior management or certain other key executives; and (x) our ability to utilize our net operating loss carry forward.  Additional factors that could cause Clarus’ results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section of Clarus’ filings with the Securities and Exchange Commission, including its latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q, which may be obtained at our web site at www.claruscorp.com or the Securities and Exchange Commission’s web site at www.sec.gov.  All forward-looking statements included in this Report are based upon information available to Clarus as of the date of the Report, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Report.

OVERVIEW

AS PART OF OUR PREVIOUSLY ANNOUNCED STRATEGY TO LIMIT OPERATING LOSSES AND ENABLE THE COMPANY TO REDEPLOY ITS ASSETS AND USE ITS SUBSTANTIAL CASH, CASH EQUIVALENTS AND MARKETABLE SECURITIES TO ENHANCE STOCKHOLDER VALUE, ON DECEMBER 6, 2002, WE SOLD SUBSTANTIALLY ALL OF OUR ELECTRONIC COMMERCE BUSINESS, WHICH REPRESENTED SUBSTANTIALLY ALL OF OUR REVENUE GENERATING OPERATIONS AND RELATED ASSETS.  RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND ANY FUTURE PERIODS PRIOR TO A REDEPLOYMENT OF OUR ASSETS ARE EXPECTED PRIMARILY TO REFLECT GENERAL AND ADMINISTRATIVE EXPENSES AND TRANSACTION EXPENSES ASSOCIATED WITH THE CONTINUING ADMINISTRATION OF THE COMPANY AND ITS EFFORTS TO REDEPLOY ITS ASSETS.

SUBSEQUENT EVENTS

On May 10, 2010, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing that it had entered into, and attaching as exhibits agreements and plans of merger, described below (the “Form 8-K”), to acquire each of Black Diamond Equipment, Ltd. and Gregory Mountain Products, Inc.  The transactions are subject to customary closing conditions and Clarus anticipates completing the transactions in the second quarter of this year.

Black Diamond Equipment, Ltd. Merger Agreement

On May 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Black Diamond Merger Agreement”) by and among Black Diamond Equipment, Ltd., a Delaware corporation (“Black Diamond” or “BDE”), Everest/Sapphire Acquisition, LLC (“Purchaser”), a Delaware limited liability company and wholly-owned direct subsidiary of Clarus, Sapphire Merger Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned direct subsidiary of Purchaser, and Ed McCall, as Stockholders’ Representative.  Under the Black Diamond Merger Agreement, Purchaser will acquire BDE and its three subsidiaries through the merger of Merger Sub with and into BDE, with BDE as the surviving corporation of the merger (the “Black Diamond Merger”).

Through the Black Diamond Merger Agreement, Clarus has agreed to acquire all of the outstanding common stock of BDE for an aggregate purchase price of $90 million (subject to certain closing adjustments), $4.5 million of which will be held in escrow for a one year period as security for any working capital adjustments to the purchase price or indemnification claims under the Black Diamond Merger Agreement.

The Black Diamond Merger was unanimously approved by the Company’s Board of Directors and the merger consideration payable to BDE’s stockholders has been confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Rothschild, Inc.

The foregoing description of the Black Diamond Merger Agreement does not purport to be complete and is qualified in its entirety by reference to Item 1.01 of the Form 8-K and to the Black Diamond Merger Agreement, which is included as Exhibit 2.1 to the Form 8-K.

Gregory Mountain Products, Inc. Merger Agreement

On May 7, 2010, the Company entered into an Agreement and Plan of Merger (the “Gregory Merger Agreement”) by and among Gregory Mountain Products, Inc., a Delaware corporation (“Gregory”), Everest/Sapphire Acquisition, LLC (“Gregory Purchaser”), a Delaware limited liability company and wholly-owned direct subsidiary of Clarus, Everest Merger I Corp., a Delaware corporation and a wholly-owned direct subsidiary of Gregory Purchaser (“Merger Sub One”), Everest Merger II, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Gregory Purchaser (“Merger Sub Two”), and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory (the “Gregory Stockholders”).  Under the terms of the Gregory Merger Agreement, (i) Merger Sub One will merge with and into Gregory (the “First Step Merger”), with Gregory as the surviving corporation of the First Step Merger, and (ii) immediately following the effective time of the First Step Merger, as part of the same overall transaction, Gregory will merge with and into Merger Sub Two, (the “Second Step Merger” and together with the First Step Merger, the “Gregory Merger”), with Merger Sub Two as the surviving corporation of the Second Step Merger.

The sole member of Kanders GMP Holdings, LLC is Mr. Warren B. Kanders, our Executive Chairman and a member of our Board of Directors.  The sole member of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, who, subject to and upon the Closing of the Black Diamond Merger, is expected to become our Executive Vice Chairman and a member of our Board of Directors.

In the Gregory Merger Agreement, the Company has agreed to acquire all of the outstanding common stock of Gregory for an aggregate purchase price of up to $45,000,000 (subject to certain closing adjustments), payable to the Gregory Stockholders as follows: (i) 50% in unregistered shares of the Company’s common stock (which the Company will agree to register as soon as reasonably practicable after the closing) valued at $6.00 per share, and (ii) 50% in unsecured subordinated notes having a seven-year term.  The purchase price will also be reduced by an amount equal to $1,478,424 in connection with certain payments and commitments by the Company to participants of a Gregory incentive plan.

The Gregory Merger was approved by a special committee comprised of independent directors of the Company’s Board of Directors and the merger consideration payable to the Gregory Stockholders has been confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Ladenburg Thalmann & Co., Inc.

The foregoing description of the Gregory Merger Agreement does not purport to be complete and is qualified in its entirety by reference to Item 1.01 of the Form 8-K and to the Gregory Merger Agreement, which is included as Exhibit 2.2 to the Form 8-K.

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

- The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes.” The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded for those deferred tax assets for which it is not more likely than not that realization will occur.

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

RESULTS OF OPERATIONS - COMPARISON OF FIRST QUARTER 2010 TO FIRST QUARTER 2009

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased $134,000 or 15% to $789,000 during the three month period ended March 31, 2010, compared to $923,000 during the three month period ended March 31, 2009.  The decrease in general and administrative expense for the three month period ended March 31, 2010, compared to the three month period ended March 31, 2009, was primarily attributable to decreases in employment compensation and benefits, non-cash equity compensation expense offset by increases in state and local non-income based taxes and travel expenses.  Management believes we will incur a net loss in 2010 as a result of our current level of expenses and due to low projected investment yields on our investment portfolio.  General and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

TRANSACTION EXPENSES

Transaction expenses increased $1,509,000 or 100% during the three month period ended March 31, 2010 related to asset redeployment activities.  The Company did not incur any transaction expenses during the three month period ended March 31, 2009.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

DEPRECIATION EXPENSE

Depreciation expense decreased $10,000 or 11% to $79,000 during the three month period ended March 31, 2010 compared to $89,000 during the three month period ended March 31, 2009.   The decrease in depreciation expense was primarily due to more assets being fully depreciated partially offset by the purchase of new equipment that was not utilized during the quarter.

OTHER EXPENSE

There was no other expense incurred for the quarters ended March 31, 2010 or 2009.

INTEREST INCOME

Interest income decreased $389,000 or 95% to $22,000 for the quarter ended March 31, 2010 from $411,000 in the quarter ended March 31, 2009.  Interest income for the quarters ended March 31, 2010 and 2009, includes $11,000 and $300,000 in discount accretion, respectively.  The decrease in interest income was due primarily to lower rates of return on investments.   The weighted average interest rate for our investments for the period ended March 31, 2010 was 0.11% compared to 1.94% for same period in 2009.  The current earnings rate on our portfolio as of March 31, 2010 is 0.11%.

INCOME TAXES

As a result of the operating losses incurred since the Company's inception, no provision or benefit for income taxes was recorded during the quarters ended March 31, 2010 and 2009, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The overall combined decrease of $1.8 million in cash, cash equivalents and marketable securities from $82.4 million to $80.6 million is primarily due to the increase in transaction costs and a decrease in interest income for the three month period ended March 31, 2010.  Marketable securities decreased to $23.7 million at March 31, 2010 from $24.1 million at December 31, 2009.

Cash used in operating activities was approximately $1.8 million during the quarter ended March 31, 2010 compared to approximately $0.9 million during the quarter ended March 31, 2009. The $1.8 million consisted primarily of the Company's net loss, a decrease in accounts payables and accrued liabilities, discount amortization offset by non-cash expenses and an increase in interest receivable, prepaids and other current assets.

Cash provided by investing activities was approximately $0.4 million during the quarter ended March 31, 2010 compared to approximately $37.9 million provided by investing activities during the quarter ended March 31, 2009.  The decrease in cash provided by investing activities is primarily due to the movement by the Company of additional money from investments to higher yielding money market funds in the prior year, as compared to a smaller shift in capital from marketable securities to cash and cash equivalents in the quarter ended March 31, 2010.  During the quarter ended March 31, 2009, cash was provided by the maturity of marketable securities partially offset by additions to equipment.

There was no cash provided by or used in financing activities during the quarters ended March 31, 2010 or 2009.

At March 31, 2010, the Company has net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $232.6 million, $1.3 million and $56,000, respectively.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $230.6 million of the $232.6 million of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $230.6 million of net operating losses available to offset taxable income, approximately $212.5 million does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our exposures to market risk since December 31, 2009.

ITEM 4.  PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Executive Chairman of the Board of Directors and Chief Financial Officer, its principal executive officer and principal financial officer, respectively of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Executive Chairman of the Board of Directors and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2010 are effective.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting that have come to management’s attention during the first quarter ended March 31, 2010 evaluation that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Date: May 10, 2010

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