Form 10-Q
period 2010-06-30
CLARUS CORP
filed 2010-08-09
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

☐ Transition Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 0-24277

CLARUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1972600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2084 East 3900 South
Salt Lake City, Utah 84124
(Address of principal executive offices)
(Zip code)

(801) 278-5552
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

As of August 6, 2010, there were outstanding 21,738,484 shares of common stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2010 (unaudited) and 2009 (Predecessor) and December 31, 2009	3

	Condensed Consolidated Statements of Operations (unaudited) - Three months ended June 30, 2010 and 2009, two months ended May 28, 2010 (Predecessor) and three months ended June 30, 2009 (Predecessor)	4

	Condensed Consolidated Statements of Operations (unaudited) - Six months ended June 30, 2010 and 2009, five months ended May 28, 2010 (Predecessor) and six months ended June 30, 2009 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows (unaudited) -Six months ended June 30, 2010 and 2009, five months ended May 28, 2010 (Predecessor) and six months ended June 30, 2009 (Predecessor)	6

	Notes to Unaudited Condensed Consolidated Financial Statements - June 30, 2010	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Procedures and Controls	39

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 5.	Other Information	51

Item 6.	Exhibits	53

SIGNATURE PAGE		55
EXHIBIT INDEX		56

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			Predecessor
			Company (Note 1)
	June 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$3,292	$58,363	$1,271
Marketable securities	-	24,059	-
Accounts receivable, less allowance for doubtful accounts of $499, $0, and $474, respectively	13,874	-	9,727
Inventories	31,327	-	25,580
Prepaid and other current assets	3,965	673	646
Deferred income taxes	-	-	1,810
Total Current Assets	52,458	83,095	39,034

Non-Current Assets
Property and equipment, net	14,250	696	9,781
Definite lived intangible assets, net	18,105	-	32
Indefinite lived intangible assets	32,650	-	897
Goodwill	35,900	-	1,160
Deferred income taxes	51,829	-	-
Other long-term assets	325	-	-
Total Non-Current Assets	153,059	696	11,870
TOTAL ASSETS	$205,517	$83,791	$50,904

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$13,254	$1,713	$9,884
Income tax payable	957	-	-
Deferred income taxes	1,174	-	-
Current portion of debt	196	-	2,992
Total Current Liabilities	15,581	1,713	12,876

Non-Current Liabilities
Long-term debt	23,371	-	13,398
Other long-term liabilities	1,022	-	797
Deferred income taxes	1,795	-	601
Deferred rent	-	446	-
TOTAL LIABILITIES	41,769	2,159	27,672

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000,000 shares authorized; none issued
Common stock, $.0001 par value; 100,000,000 shares authorized; 21,732,234 shares issued and 21,657,234 outstanding in 2010	2	2	-
Common stock, $0.01 par value; 200,000 shares issued at June 30, 2009 (including 11,128 shares held in treasury at June 30, 2009)	-	-	1
Additional paid in capital	397,660	370,994	2,722
(Accumulated deficit) retained earnings	(234,430)	(289,368)	22,499
Treasury stock, at cost	(2)	(2)	(2,678)
Accumulated other comprehensive income	518	6	688
TOTAL STOCKHOLDERS' EQUITY	163,748	81,632	23,232
TOTAL LIABILITIES AND EQUITY	$205,517	$83,791	$50,904

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			TWO MONTHS	THREE MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

Revenue
Domestic sales	$4,036	$-	$5,932	$7,815
International sales	3,708	-	5,354	7,404
Total revenue	7,744	-	11,286	15,219

Cost of goods sold	5,936	-	6,628	9,996
Gross profit	1,808	-	4,658	5,223

Operating expenses
Selling, general and administrative	7,331	1,118	4,823	5,825
Restructuring charge	1,377	-	-	-
Merger and integration	780	-	-	-
Transaction costs	3,253	-	-	-

Total operating expenses	12,741	1,118	4,823	5,825

Operating loss	(10,933)	(1,118)	(165)	(602)

Other income (expense)
Interest expense	(336)	-	(59)	(164)
Interest income	17	197	10	-
Other, net	112	-	1,511	136

Total other income (expense), net	(207)	197	1,462	(28)

Income (loss) before income tax	(11,140)	(921)	1,297	(630)
Income tax (benefit) provision	(68,433)	-	382	(171)
Net income (loss)	$57,293	$(921)	$915	$(459)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$3.08	$(0.05)

Diluted earnings (loss) per share	$3.03	$(0.05)

Weighted average common shares outstanding for earnings per share:
Basic	18,625	16,867

Diluted	18,927	16,867

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	SIX MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	SIX MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

Revenue
Domestic sales	$4,036	$-	$15,751	$16,338
International sales	3,708	-	19,192	19,669
Total revenue	7,744	-	34,943	36,007

Cost of goods sold	5,936	-	21,165	23,131
Gross profit	1,808	-	13,778	12,876

Operating expenses
Selling, general and administrative	8,199	2,130	12,138	12,450
Restructuring charge	1,377	-	-	-
Merger and integration	780	-	-	-
Transaction costs	4,762	-	-	-

Total operating expenses	15,118	2,130	12,138	12,450

Operating (loss) income	(13,310)	(2,130)	1,640	426

Other income (expense)
Interest expense	(336)	-	(165)	(626)
Interest income	39	608	3	-
Other, net	112	-	1,803	225

Total other income (expense), net	(185)	608	1,641	(401)

Income (loss) before income tax	(13,495)	(1,522)	3,281	25
Income tax (benefit) provision	(68,433)	-	966	9
Net income (loss)	$54,938	$(1,522)	$2,315	$16

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$3.09	$(0.09)

Diluted earnings (loss) per share	$3.05	$(0.09)

Weighted average common shares outstanding for earnings per share:
Basic	17,751	16,867

Diluted	18,025	16,867

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	SIX MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	SIX MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$54,938	$(1,522)	$2,315	$16
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation on property and equipment	353	177	865	938
Amortization of intangible assets	111	-	2	2
Accretion of notes payable	138	-	17	-
Loss on disposition of assets	596	-	1	3
Amortization of equity and stock based compensation plans	3,700	343	375	24
Amortization of discount on securities, net	-	(436)	-	-
Tax benefit related to stock issued as deferred compensation	-	-	-	53
Treasury stock issued as director compensation	-	-	-	13
Deferred income taxes	(68,417)	-	(166)	454
Changes in operating assets and liablities, net of acquisitions:
Decrease in accounts receivable	1,161	-	4,063	4,864
Increase in inventory	(1,261)	-	(343)	(2,000)
(Increase)/decrease in interest receivable, prepaid and other current assets	(242)	(69)	(1,387)	1,977
Increase/(decrease) in accounts payable and accrued liabilities	(34)	(258)	1,670	(1,019)
(Decrease)/increase in deferred rent	(446)	11	-	-
Other	(5)	1	-	(519)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(9,408)	(1,753)	7,412	4,806

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(22,065)	(18,605)	-	-
Proceeds from maturity and sales of marketable securities	46,124	66,698	-	-
Purchase of businesses, net of cash received	(82,794)	-	-	-
Purchase of intangible assets	-	-	(10)	-
Proceeds from disposition of property and equipment	-	-	10	11
Purchase of property and equipment	(94)	(6)	(788)	(2,238)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(58,829)	48,087	(788)	(2,227)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt, revolving lines of credit and capital leases	(4,216)	-	(6,261)	(3,333)
Proceeds from long-term debt, revolving lines of credit and capital leases	14,094	-	-	363
Purchase of treasury stock	-	-	-	(685)
Proceeds from sales of treasury stock and exercise of stock options	352	-	-	577
Proceeds from the sale of stock	2,903	-	-	-
Dividends paid	-	-	-	(225)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	13,133	-	(6,261)	(3,303)

Effect of foreign exchange rates on cash	33	-	(60)	(131)

CHANGE IN CASH AND CASH EQUIVALENTS	(55,071)	46,334	303	(855)
CASH AND CASH EQUIVALENTS, beginning of period	58,363	19,342	1,317	2,126
CASH AND CASH EQUIVALENTS, end of period	$3,292	$65,676	$1,620	$1,271

SUPPLEMENTAL DISCLOSURE:
Cash paid for income taxes	$436	$-	$596	$859
Cash paid for interest	$-	$-	$183	$614
Note payable to acquire intangible asset	$-	$-	$-	$897
Stock issued for acquisition	$19,465	$-	$-	$-
Notes and deferred compensation issued in acquisition	$13,436	$-	$-	$-

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (“Clarus” or the "Company," which may be referred to as "we," "us," or "our") as of and for the three and six months ended June 30, 2010 and 2009, have been prepared in accordance with U.S. generally accepted accounting principles and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2010 are not necessarily indicative of the results to be obtained for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company. On May 28, 2010, we redeployed our assets through our acquisitions of Black Diamond Equipment, Ltd. (“BDE”) and Gregory Mountain Products, Inc. (“GMP”). Because the Company had no operations at the time of our acquisition of BDE, BDE is considered to be our predecessor company (the “Predecessor” or the “Predecessor Company”) for financial reporting purposes. The Predecessor does not include GMP. Accordingly, relevant historical information has been presented for BDE (See Note 2 for a more detailed explanation of the acquisition).

On August 5, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s Stockholders approved a proposal to amend its Certificate of Incorporation to change the Company’s name from Clarus Corporation to “Black Diamond Equipment, Inc.” to more accurately reflect its current business. The name change will be effective upon the Company filing an amendment to its Certificate of Incorporation with the Secretary of State of Delaware.

Business

Overview

The Company is a leading provider of outdoor recreation equipment and lifestyle products. The Company’s principal brands are Black Diamond™ and Gregory Mountain Products®. The Company develops, manufactures and distributes a broad range of products including carabiners, protection devices, belay and rappel equipment, helmets, ropes, ice-climbing gear, backcountry gear, technical backpacks, high-end day packs, tents, trekking poles, gloves, skis, ski bindings and ski boots. Headquartered in Salt Lake City, Utah, the Company has more than 475 employees worldwide, with ISO 9001 manufacturing facilities in Salt Lake City and southeast China, a distribution center in Germany and a sales and marketing office located outside Basel, Switzerland. For more information about us and our brands, please visit www.claruscorp.com, www.blackdiamondequipment.com, and www.gregorypacks.com.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Clarus and all its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and the weighted average exchange rate for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of operations.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Marketable Securities

The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.

At December 31, 2009, marketable securities consisted of government and government agency notes and bonds with a fair market value of $24,100. The amortized cost of marketable securities at December 31, 2009 was $24,100 with an unrealized gain of $6.  The maturities of all securities are less than 12 months at December 31, 2009.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific reserve for estimated doubtful accounts based on a percentage of sales. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts. Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged.

Inventories

Inventories at June 30, 2010 are stated at the lower of cost (using the first-in, first-out method) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. Inventories at June 30, 2009, Predecessor, other than Black Diamond Equipment AG (“BDAG”) and Black Diamond Sporting Equipment (ZFTZ) Co. Ltd (“BDEA”), are stated at the lower of last-in, first out (“LIFO”) cost or market value. The excess of current cost using the first-in, first-out (“FIFO”) cost method over the LIFO value of inventories was approximately $1,062 at June 30, 2009. Inventories at BDAG and BDEA are stated at the lower of FIFO cost or market value. Inventories at BDAG and BDEA totaled approximately $13,974 at June 30, 2009.

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisitions of BDE and GMP and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill is not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists.

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets, ranging from 3 to 20 years, or over the life of the lease, if shorter. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred.

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated assets, liabilities and cash flows. The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure. These derivatives are carried at fair value on the Company’s condensed consolidated balance sheets in prepaid expenses and accrued liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to earnings in the period the underlying hedged item is recognized in earnings. The Company uses operating budgets and cash flow forecasts to estimate future economic exposure and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management polices.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

Stock-Based Compensation

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

Revenue Recognition

The Company sells its products pursuant to customer orders or sales contracts entered into with its customers. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. Charges for shipping and handling fees are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying condensed consolidated statements of operations.

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.   The Company is subject to income taxes in certain foreign jurisdictions based on operations. Deferred tax assets and liabilities are created in this process. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future.

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. As of June 30, 2010, the Company had no uncertain tax positions that quality for either recognition or disclosure in the financial statements. The Company conducts its business globally, as a result, the Company and its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of 2006-2008

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and accounts receivable. Risks associated with cash within the United States are mitigated by banking with federally insured, creditworthy institutions. To date, the Company has not experienced a loss or lack of access to its cash; however, no assurance can be provided that access to the Company’s cash will not be impacted by adverse conditions in the financial markets. In the normal course of business, the Company provides unsecured credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses as considered necessary by management.

Segment Information

The Company has determined that during 2009, 2008 and 2007 the Company operated in one principal business segment.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 2. ACQUISITIONS

Black Diamond Equipment, Ltd.

On May 28, 2010, Clarus acquired BDE, a Delaware corporation pursuant to the Agreement and Plan of Merger dated May 7, 2010 (the “Black Diamond Merger Agreement”), by and among Clarus, BDE, Everest/Sapphire Acquisition, LLC (“Purchaser”), a Delaware limited liability company and wholly-owned direct subsidiary of Clarus, Sapphire Merger Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned direct subsidiary of Purchaser, and Ed McCall, as Stockholders’ Representative. Under the Black Diamond Merger Agreement, Purchaser acquired BDE and its three subsidiaries through the merger of Merger Sub with and into BDE, with BDE as the surviving corporation of the merger (the “Black Diamond Merger”).

In the Black Diamond Merger Agreement, Clarus acquired all of the outstanding common stock of BDE for an aggregate amount of approximately $85,675 (after closing adjustments of $4,335 relating to working capital), $4,500 of which is being held in escrow for a one year period as security for indemnification claims under the Black Diamond Merger Agreement. Certain BDE shareholders used their cash received from the sale of BDE common stock to purchase 484 shares of Clarus common stock from the Company, for a total value of $2,903.

Gregory Mountain Products, Inc.

On May 28, 2010, Clarus acquired GMP, a Delaware corporation in a merger transaction (the “Gregory Merger”) pursuant to the Agreement and Plan of Merger (the “Gregory Merger Agreement”) by and among GMP, Clarus, Purchaser, Everest Merger I Corp., a Delaware corporation and a wholly-owned direct subsidiary of Purchaser (“Merger Sub One”), Everest Merger II, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Purchaser (“Merger Sub Two”), and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory (collectively, the “Gregory Stockholders”).

In the Gregory Merger, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,111 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of Gregory as follows: (i) the issuance of 2,419 shares to Kanders GMP Holdings, LLC and 1,256 shares to Schiller Gregory Investment Company, LLC of unregistered Clarus’ common stock, and (ii) the issuance by Clarus of the 5% seven year subordinated promissory notes dated May 26, 2010 (the “Merger Consideration Subordinated Notes”) in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC. The merger consideration payable to the Gregory Stockholders was approved by a special committee comprised of independent directors of Clarus’ Board of Directors.

Clarus’ actual closing stock price was $6.85 on May 28, 2010, the date that each of the Black Diamond Merger and the Gregory Merger (together, the “Mergers”) was completed. Since a two year lock up is in place on all the shares issued to Kanders GMP LLC and to Schiller Gregory Investment Company, LLC, a discount of $1.58 (23%) was applied against the $6.85 closing stock price to yield a fair value of $5.27 per share. The 23% discount was calculated using the Finerty model with a two year term and a volatility of 75.9%.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codificaton (“ASC”) 805, Business Combinations, requires that the fair value of replacement awards and cash payments made to settle vested awards attributed to precombination service be included in the consideration transferred. The fair value of GMP share awards, not including stock units, which will immediately vest at the effective date of the Mergers, as applicable, has been attributed to precombination service and included in the consideration transferred in the amounts of $593, consisting of $185 in cash, $316 in notes, and $92 in stock. The amount attributable to post combination service that will be expensed subsequent to the date of acquisition was $682.

The Company believes the merger of Clarus, BDE and GMP will produce the following significant benefits:

•	Create a unique platform to build a large, global and diversified outdoor equipment and lifestyle company is strengthened from both organic and acquisition growth;
•	Access to ample liquidity to fuel brand penetration and expansion;
•	Utilization of a significant portion of its deferred tax asset;
•	Preservation of an organization and culture with a strong foundation with greater resources and opportunities;
•	Ability to better utilize existing supply chain and distribution channels;
•	Greater combined global revenue balance; and
•	Improved efficiencies by combining certain operational functions.

The Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable allocation period, which is up to one year from the date of acquisition, as we continue to obtain information that existed as of the date of acquisition so that we may finalize the assets acquired and liabilities assumed and determine the associated fair values. The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is preliminarily allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

	BDE	GMP
	Estimated Fair Value	Number of Shares	Estimated Fair Value	Estimated Fair Value

Cash paid to BDE and GMP	$85,675		$185	$85,860

Issuance to GMP of shares of Clarus	-	3,676	19,373	19,373

Issuance to GMP of 5% subordinated notes	-	-	13,120	13,120

Issuance of additional shares of Clarus	-	31	92	92

Payment of deferred compensation (5% notes)	-	-	316	316

Total estimated purchase consideration	$85,675	3,707	$33,086	$118,761

Assets Acquired and Liabilities Assumed
Assets
Cash and cash equivalents	$1,620		$1,446	$3,066
Accounts receivable, net	11,558		3,053	14,611
Inventories	25,340		4,390	29,730
Prepaid and other current assets	3,011		148	3,159
Property and equipment	13,687		693	14,380
Amortizable definite lived intangible assets	12,733		5,483	18,216
Identifiable indefinite lived intangible assets	19,600		13,050	32,650
Goodwill	23,297		12,603	35,900
Deferred income taxes	513		-	513
Other long-term assets	-		133	133
Total Assets	111,359		40,999	152,358

Liabilities
Accounts payable and accrued liabilities	9,202		3,045	12,247
Current portion of debt	350		-	350
Long-term debt	245		-	245
Other long-term liabilities	685		-	685
Deferred income taxes	15,202		4,868	20,070
Total Liabilities	25,684		7,913	33,597

Net book value acquired	$85,675		$33,086	$118,761

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts. The fair value of BDE’s and GMP’s property and equipment was estimated using the replacement cost method. Under the replacement cost method, fair value is estimated to be the amount a market participant would pay to replace the asset. The fair value of BDE’s and GMP’s assembled workforce and buyer-specific synergies has been included in goodwill.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

PRO FORMA RESULTS

The following pro forma results are based on the individual historical results of Clarus, BDE and GMP, with adjustments to give effect to the combined operations as if the Mergers had been consummated at the beginning of the periods presented. The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transaction in fact occurred at the beginning of the periods presented.

	PRO FORMA
	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Revenues	$23,735	$22,827	$56,848	$52,443
Net (loss)/income	$57,851	$(975)	$57,826	$195
Net (loss)/income per share - basic	$3.11	$(0.06)	$3.26	$0.01
Net (loss)/income per share - diluted	$3.06	$(0.06)	$3.21	$0.01

NOTE 3. INVENTORIES

Inventories, as of June 30, 2010, December 31, 2009 and for the Predecessor, as of June 30, 2009, were as follows:

			Predecessor
			Company
	June 30, 2010	December 31, 2009	June 30, 2009

Finished goods	$25,950	$-	$20,404
Work-in-process	567	-	465
Raw materials and supplies	4,810	-	4,711

Total Inventory	$31,327	$-	$25,580

Inventories as of June 30, 2010, reflect an increase of $3,850 and $1,147 to record BDE and GMP’s inventory, respectively, at its estimated fair value. The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts. As the Company sells the acquired inventory, the cost of sales will reflect the non-cash increased valuation of BDE’s and GMP’s inventory, which will temporarily reduce the Company’s gross margin through the end of fiscal year 2010. During the three and six-month periods ending June 30, 2010, $1,163 of the fair value adjustment was recognized in cost of goods sold, and $3,834 of the fair value adjustment remains in inventory to be recognized in cost of goods sold by the end of the fiscal year.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and Equipment, net as of June 30, 2010, and December 31, 2009 and for the Predecessor, as of June 30, 2009 was as follows:

			Predecessor
			Company
	June 30, 2010	December 31, 2009	June 30, 2009

Construction in progress	$1,382	$-	$725
Land	2,850	-	336
Building and improvements	2,685	1,894	4,279
Furniture and fixtures	1,415	453	2,177
Computer hardware and software	1,738	120	3,620
Machinery and equipment	4,463	144	8,662

Total Property & Equipment	$14,533	$2,611	$19,799

Less accumulated depreciation	(283)	(1,915)	(10,018)

Property and equipment, net	$14,250	$696	$9,781

Property and equipment reflects an increase of approximately $4,262 and $150 to record BDE’s and GMP’s property and equipment, respectively, at their respective estimated fair values. The Company believes these amounts represent the best current estimates of fair value. The fair value of BDE’s and GMP’s property and equipment was estimated using the replacement cost method. Under the replacement cost method, fair value is estimated to be the amount a market participant would pay to replace the asset.

NOTE 5. INTANGIBLES

Indefinite lived intangible assets

In connection with the Mergers, the Company acquired certain tradenames and trademarks which provide BDE and GMP with the exclusive and perpetual rights to manufacture and sell their respective products. A preliminary fair value estimate pertaining to tradenames and trademarks is noted in the tables below. Tradenames and trademarks will not be amortized, but reviewed annually for impairment or upon the existence of a triggering event.

The fair value of BDE’s and GMP’s assembled workforce and buyer-specific synergies has been included in goodwill.

Definite lived intangible assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. Preliminary fair value estimates for amortizable intangible assets acquired, primarily consisting of customer relationships, core technologies and product technologies are below. Intangible assets, net of amortization as of June 30, 2010 and December 31, 2010 and for the Predecessor as of June 30, 2009 were as follows:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2010
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Customer relationships	$16,376	$(91)	$16,285	15.1 years
Core technologies	1,505	(14)	1,491	9.3 years
Product technologies	335	(6)	329	4.6 years
Intangibles not subject to amortization
Tradenames and trademarks	32,650	-	32,650	N/A
Intangibles, net	$50,866	$(111)	$50,755	$14.4 years

There were no intangible assets as of December 31, 2009.

	Predecessor Company
	June 30, 2009
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Product technologies	$68	$(36)	$32	14.1 years
Intangibles not subject to amortization
Tradenames and trademarks	897	-	897	N/A
Intangibles, net	$965	$(36)	$929	$14.1 years

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2010, December 31, 2009 and for the Predecessor, as of June 30, 2009, were as follows:

			Predecessor
			Company
	June 30, 2010	December 31, 2009	June 30, 2009

Revolving credit facility (a)	$9,894	$-	$12,669
5% Senior Subordinated Notes due 2017 (b)	13,244	-	-
Revolving line of credit (c )	-	-	2,763
Note payable to government agency (d)	-	-	345
Capital leases (e)	429	-	613
Total	23,567	-	16,390
Less current portion	(196)		(2,992)
Total long term debt obligations	$23,371	$-	$13,398

(a)
In connection with the closing of the acquisition of BDE, the Company entered into a loan agreement effective May 28, 2010 among Zions First National Bank, a national banking association (“Lender”) and the Company and its direct and indirect subsidiaries, BDE, Black Diamond Retail, Inc. (“BD-Retail”), and Purchaser, as co-borrowers (the “Borrowers”) (the “Loan Agreement”). Concurrently with the closing of the acquisition of BDE, Gregory Mountain Products, LLC, as the surviving company of the Gregory Merger, entered into an assumption agreement and became an additional Borrower under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Lender has made available to the Borrowers a thirty-five million dollar ($35,000) unsecured revolving credit facility (the “Loan”), of which $25,000 was made available at the time of the closing of the acquisition of BDE and an additional $10,000 was made available to the Company upon the closing of the acquisition of GMP. The Loan matures on July 2, 2013. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan bears interest at the 90-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement) as follows: (i) 90-day LIBOR Rate plus 3.5% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.5; (ii) 90-day LIBOR Rate plus 2.75% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is less than 2.5. The Loan requires the payment of an unused commitment fee of (i) 0.6% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.5, and (ii) 0.45% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is less than 2.5.

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum tangible net worth, and a positive amount of asset coverage, all as calculated in the Loan Agreement. In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement. The Loan Agreement contains customary events of default (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts.

(b)
In connection with the Gregory Merger, $22,056 in subordinated notes were issued. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted it to $13,127 at date of acquisition.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

(c)	Unsecured revolving line of credit with a bank with a maximum availability of $3,685, interest at 2.0%. This revolving line of credit was paid off on May 28, 2010.

(d)
Note payable to a government agency which bears interest at 6.345%, requires monthly installments of $5,409, and secured by real property and certain equipment. This note was guaranteed by an executive officer and was paid in full in December 2009.

(e)
Various capital leases payable to banks: interest rates ranging from 4.63% to 7.75%; monthly installments ranging from $1 to $5; ending between October 2010 and April 2014; secured by certain equipment.

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to June 30, 2010, excluding the debt discount of $8,812 associated with the 5% Senior Subordinated Notes due 2017, are as follows:

Maturities of long term debt are as follows:

2011	$-
2012	-
2013	9,894
2014	-
2015	-
Thereafter	13,244
$23,138

Property held under capital leases as of June 30, 2010, December 31, 2009 and for the Predecessor Company as of June 30, 2009 was approximately $552, $0, and $848, respectively, and accumulated amortization was approximately $6, $0 and $192, respectively.

Capital lease future minimum lease payments and the present value of net minimum lease payments for the years subsequent to June 30, 2010, are as follows:

2011	$218
2012	151
2013	58
2014	39
2015	-
Thereafter	-
Total Future minimum lease payments	466
Less amount representing interest	(37)
Present value of net minimum lease payments	429
Less current portion	(196)
Long-term capial lease obligations	$233

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

In June 2009, the Company entered into a contract to purchase the exclusive rights to the Black Diamond trademark for clothing. The face amount of the non-interest bearing note was $1,000. The unamortized discount, based upon an imputed interest rate of 5%, was $103 at inception.

Future payments under this agreement (including imputed interest) for the years subsequent to June 30, 2010 are approximately:

2010	$150
2011	150
2012	600
$900

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Contracts not designated as hedged instruments

The Company held the following contracts not designated as hedged instruments as of June 30, 2010 and for the Predecessor Company as of June 30, 2009. There were no derivative contracts not designated as hedged instruments as of December 31, 2009.

	June 30, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - USD	$350	August-10
Foreign exchange contracts - Norwegian Kroners	3,687	January-11
Foreign exchange contracts - Euros	10,060	May-11
Foreign exchange contracts - British Pounds	915	May-11
Foreign exchange contracts - Swiss Francs	14,950	June-11
Foreign exchange contracts - Canadian Dollars	7,698	June-11

	Predecessor Company
	June 30, 2009
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Euros	$2,500	October-09
Foreign exchange contracts - Swiss Francs	750	November-09
Non-deliverable contracts - Chinese Yuans	25,300	February-10

Forward interest rate swap not designated as hedged instrument

During period ended June 30, 2009, the Predecessor Company held forward interest rate swap, in an effort to manage interest rate risk on a certain debt instrument with a variable interest rate. In September 2005, the Predecessor Company entered into a swap agreement with a notional amount of $4,000, a maturity date of October 2010, and a fixed rate of 4.54%. The fair value as of June 30, 2009 was approximately $201. This swap does not qualify for hedge accounting treatment; therefore, the change in the agreement’s fair value has been expensed on the condensed consolidated statements of operations.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

Derivative Contracts designated as hedged instruments

As of June 30, 2009, the Predecessor Company, held foreign exchange option contracts whereby it purchased put options and sold call options. There were no derivative contacts designated as hedged instruments at June 30, 2010 and December 31, 2009. At inception of each option, the cost to buy the put would offset the price to sell the call resulting in a zero sum cost to enter the contract. The Company also held forward exchange contracts.

For the Predecessor Company as of June 30, 2009, the Company held the following hedge contracts:

	Predecessor Company
	June 30, 2009
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	2,244	December-09
Foreign exchange contracts - Euros	8,736	June-10
Foreign exchange contracts - British Pounds	922	June-10
Foreign exchange contracts - Swiss Francs	7,300	June-10

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. Certain of these contracts did not qualify as effective hedge instruments and as such the changes in the fair value of the instruments were recognized in the statements of operations for the five and three-month periods ended May 28, 2010 for the Predecessor and for the three-month ended June 30, 2010. During the three and six-month periods ended June 30, 2009, the Predecessor reported an adjustment to accumulated other comprehensive income of approximately $313, as a result of the change in fair value of these contracts.

NOTE 9. FAIR VALUE OF MEASUREMENTS

We measure financial assets and liabilities at fair value on a recurring basis based on the quality of inputs used to measure fair value. The three fair value hierarchy levels are defined as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-
inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

The Company applies fair value techniques on a non-recurring basis associated with valuing assets and liabilities acquired in connection with acquisitions. These fair value amounts are derived from significant unobservable inputs. The Company uses a combination of discounted cash flow models, appraisals, and management’s estimates as inputs in deriving the fair value estimates.

The following tables present the financial and non-financial assets and liabilities that are recorded at fair value on a recurring, and non-recurring, basis as of June 30 2010, December 31, 2009, and for the Predecessor Company as of June 30, 2009 in the consolidated balance sheets by fair value hierarchy level, as described above.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

	June 30, 2010
	Level 1	Level 2	Level 3	Total

Financial Assets:
Cash equivalents	$3,292	$-	$-	$3,292
Forward exchange contracts	-	2,060	-	2,060
Total financial assets	$3,292	$2,060	$-	$5,352

Financial Liabilities
Forward exchange contracts	$-	$9	$-	$9
Total financial liabilities	$-	$9	$-	$9

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$58,363	$-	$-	$58,363
Marketable securities	24,059	-	-	24,059
Total assets	$82,422	$-	$-	$82,422

	Predecessor Company
	June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$395	$-	$-	$395
Forward exchange contracts	-	57	-	57
Total assets	$395	$57	$-	$452

Liabilities
Forward interest rate swap	$-	$-	$201	$201
Forward exchange contracts	-	593	-	593
Total liabilities	$-	$593	$201	$794

NOTE 10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share was computed by dividing earnings (loss) on common stock by the weighted average number of common shares outstanding during each period. Diluted earnings per common share were computed by dividing earnings on common stock by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of outstanding stock options and restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share attributable to common shareholders if their effect is anti-dilutive.

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings (loss) per share:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

BASIC EARNINGS (LOSS) PER SHARE CALCULATION:
Net income (loss)	$57,293	$(921)	$54,938	$(1,522)

Weighted average common shares - basic	18,625	16,867	17,751	16,867

Basic net income (loss) per share	$3.08	$(0.05)	$3.09	$(0.09)

DILUTED EARNINGS (LOSS) PER SHARE CALCULATION:
Net income (loss)	$57,293	$(921)	$54,938	$(1,522)

Weighted average common shares - basic	18,625	16,867	17,751	16,867
Effect of dilutive stock options	58	-	20	-
Effect of dilutive restricted stock	244	-	254	-
Weighted average common shares - diluted	18,927	16,867	18,025	16,867

Diluted net income (loss) per share	$3.03	$(0.05)	$3.05	$(0.09)

For the three and six-month periods ended June 30, 2010, diluted earnings per share attributable to common stockholders included the dilutive effect of options to purchase 574 and 184, respectively, shares of the Company’s common stock and 500 shares of restricted stock as these securities were potentially dilutive in computing earnings per share. Diluted earnings per share also excludes the anti-dilutive effect of options to purchase 1,509 and 1,793, respectively, shares of the Company’s common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three and six-month periods ended June 30, 2010.

For the three and six-month periods ended June 30, 2009, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period. Options to acquire 1,969 shares of common stock and 500 shares of restricted stock during the three and six-month periods ended June 30, 2009 were outstanding and anti-dilutive because the Company incurred losses during the periods.

NOTE 11. STOCK-BASED COMPENSATION PLAN (SHARE AMOUNTS NOT IN THOUSANDS)

The Company adopted the 2005 Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005. Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of June 30, 2010, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of June 30, 2010, 1,726,250 stock options have been awarded under the plan, of which 472,500 are unvested and 748,750 are vested and eligible for exercise.

On May 28, 2010, the Company issued 572,500 stock options, under the Company’s 2005 Plan, to directors and employees of the Company. Of the 572,500 options issued on May 28, 2010, 100,000 were fully vested on the date of grant and the remaining 472,500 options granted will vest in three installments as follows: 189,000 shares shall vest on December 31, 2012 and 141,750 shares shall vest on each of December 31, 2013 and December 31, 2014. For computing the fair value of the stock-based awards, the fair value ofeach option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

Options Granted on May 28, 2010

Number of Options	60,000	40,000	472,500
Option Vesting Period	Immediate	Immediate	Four Years
Grant Price	$6.85	$6.85	$6.85
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility (a)	54.60%	71.70%	55.10%
Risk-free Interest Rate	2.10%	0.34%	2.75%
Expected Life (Years)	5	1.29	6.45
Weighted Average Fair Value	$3.33	$2.18	$3.82
Aggregate Fair Value	$200	$87	$1,805

(a)
Since BDE’s historical volatility was not representative of the business going in the future, therefore, BDE’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as BDE.

Using these assumptions, the fair value of the stock options granted during the period ended June 30, 2010 was approximately $2,092, which will be amortized over the vesting period of the options.

Also on May 28, 2010, the Company accelerated the vesting of 180,000 unvested options originally issued December 13, 2007 to terminated employees. As part of the severance agreements, the expiration period of these options was extended until May 28, 2013. The total increase to non-cash equity compensation related to these options was $198.5 which was recorded in general and administrative expenses during the three-month period ended June 30, 2010.

The Company’s Compensation Committee and Board of Directors approved, effective as of May 28, 2010, the extension of the expiration date from December 20, 2012 to May 31, 2020 of an aggregate of 800,000 vested non-plan stock options previously granted to Mr. Kanders pursuant to a stock option agreement, dated December 23, 2002, between the Company and Mr. Kanders. The total increase to non-cash equity compensation related to these options was $1,124, which was recorded in general and administrative expenses during the three-month period ended June 30, 2010.

The Company’s Compensation Committee and Board of Directors approved, effective as of May 28, 2010, the acceleration of vesting of 500,000 shares of restricted common stock that had been previously granted to Mr. Kanders, pursuant to a restricted stock agreement dated April 11, 2003, between the Company and Mr. Kanders. The total increase to non-cash equity compensation related to this award was $871 which was recorded in general and administrative expenses during the three-month period ended June 30, 2010.

On May 28, 2010, the Company entered into a restricted stock award agreement (the “RSA Agreement”) with Mr. Kanders.  Under the RSA Agreement, Mr. Kanders was granted a seven-year restricted stock award of 500,000 restricted shares under the 2005 Plan, of which (i) 250,000 restricted shares will vest and become nonforfeitable on the date the closing price of the Company’s common stock shall have equaled or exceeded $10.00 per share for twenty consecutive trading days; and (ii) 250,000 restricted shares shall vest and become nonforfeitable on the date the closing price of the Company’s common stock shall have equaled or exceeded $12.00 per share for twenty consecutive trading days. For computing the fair value of the 500,000 seven-year restricted stock-based awards, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the following assumptions:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

Restricted Stock Granted on May 28, 2010

Number issued	250,000	250,000
Vesting Period	$10.00 Stock Price target	$12.00 Stock Price target
Grant Price	$6.85	$6.85
Dividend Yield	0.00%	0.00%
Expected Volatility (a)	56.60%	56.60%
Risk-free Interest Rate	2.88%	2.88%
Expected Life (Years)	1.12	1.62
Weighted Average Fair Value	$6.13	$5.83
Aggregate Fair Value	$1,533	$1,457

(a)
Since BDE’s historical volatility was not representative of the ongoing future business, accordingly, BDE’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as BDE.

Using these assumptions, the fair value of the restricted stock awards granted during the period ended June 30, 2010 was approximately $2,990 which will be amortized over the expected life of the awards.

The Company has determined that on January 2, 2011, the Company shall grant to Mr. Kanders a seven-year restricted stock award of 250,000 shares of common stock pursuant to the Company’s 2005 Plan, which award shall vest on the date the Fair Market Value (as defined in the 2005 Plan) of the Company’s common stock shall have equaled or exceeded the lesser of three times the Fair Market Value of the Company’s common stock on January 2, 2011 or $14.00 per share, in each case for 20 consecutive trading days, provided that Mr. Kanders is employee and/or a director of the Company or any Subsidiary (as defined in the 2005 Plan) on January 2, 2011.

In connection with the acquisition of GMP, the Company issued 92,401 restricted stock units as replacement awards on May 28, 2010. ASC 805 requires that the fair value of replacement awards and cash payments made to settle vested awards attributed to precombination service be included in the consideration transferred. The fair value of GMP share awards, as applicable, has been attributed to precombination service and included in the consideration transferred in the amounts of $593, consisting of $185 in cash, $316 in notes payable, and $92 in stock. The amount attributable to post combination service expensed on the date of acquisition is $682 related to the 92,401 restricted stock units.

The Company recorded total non-cash stock compensation expense related to stock options and restricted stock as follows:

	THREE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			TWO MONTHS	THREE MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

Restricted stock/deferred compensation	$1,082	$67	$12	$7
Restricted stock units	683	-	-	-
Stock options	1,673	137	94	16
Stock subscription expense (see Note 15)	145	-	-	-

Total	$3,583	$204	$106	$23

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

	SIX MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	SIX MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

Restricted stock/deferred compensation	$1,149	$134	$15	$8
Restricted stock units	683	-	-	-
Stock options	1,723	209	360	16
Stock subscription expense (see Note 15)	145	-	-	-

Total	$3,700	$343	$375	$24

	Options	Weighted Average Exercise Price	Restricted Stock	Restricted Stock Units

Outstanding at December 31, 2009	1,968,750	$7.01	500,000	-
Granted	572,500	6.85	500,000	92,401
Exercised	(100,000)	5.98	(500,000)	-
Forfeited	-
Outstanding at June 30, 2010	2,441,250	$7.02	500,000	92,401

Options exercisable at June 30, 2010	1,968,750	$7.06

The following table summarizes information about stock options outstanding as of June 30, 2010:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$3.85 - $ 5.23	183,750	183,750	3.6	$4.35
$5.24 - $10.00	2,257,500	1,785,000	4.3	$5.80
	2,441,250	1,968,750	4.0	$7.06

The fair value of unvested shares is determined based on the market price of our shares on the grant date. As of June 30, 2010, there were 472,500 unvested stock options and unrecognized compensation cost of $1,786.6 related to unvested stock options.

NOTE 12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily consists of net income (loss), unrealized gains and losses from available-for-sale marketable securities, and changes in our forward foreign exchange contracts. The components of comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 were as follows:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

	THREE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			TWO MONTHS	THREE MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

Net income/(loss)	$57,293	$(921)	$915	$(459)
Decrease in unrealized gain on marketable securities	(2)	(97)	-	-
Increase in hedge foreign exchange contact	-	-	-	(295)

Total	$57,291	$(1,018)	$915	$(754)

			FIVE MONTHS	SIX MONTHS
			ENDED	ENDED
	June 30, 2010	June 30, 2009	May 28, 2010	June 30, 2009

Net income/(loss)	$54,938	$(1,522)	$2,315	$16
Decrease in unrealized gain on marketable securities	(6)	(399)	-	-
Increase in hedge foreign exchange contact	-	-	-	(461)

Total	$54,932	$(1,921)	$2,315	$(445)

NOTE 13. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

Operating lease payments for the years subsequent to June 30, 2010 are as follows:

2010	$638
2011	1,078
2012	756
2013	502
2014	39
2015	66
Thereafter	-
Total operating lease payments	$3,079

NOTE 14. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements for the three months ended June 30, 2010 that materially impacted the financial results or disclosures of the Company.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 15. RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Until May 28, 2010, the Company paid $31.6 a month for its 75% portion of the lease, Kanders & Company paid $10.5 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $4.5 annual cost of the letter of credit. In June 2010, the stand-by letter of credit of $850 was reduced to $449.8.

Until May 28, 2010, the Company provided certain telecommunication, administrative and other office services as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company. Such services aggregated $39.1 during the three-month period ended June 30, 2010 and $45.4 during the three-month period ended June 30, 2009. For the six-month periods ended June 30, 2010 and 2009, respectively, such services aggregated $74.8 and $102.9, respectively.

As of June 30, 2010, the Company had a net payable of $40.7 from Kanders & Company. The amount due to and from Kanders & Company is included in prepaids and other current assets and accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheet. The outstanding amount was paid in July 2010. As of December 31, 2009, the Company had a net receivable of $52 from Kanders & Company. The amount due to and from Kanders & Company was included in prepaid and other current assets and accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets. The outstanding amount was paid and received in the first quarter of 2010.

In connection with the Company’s acquisitions of BDE and GMP, the Company relocated its corporate headquarters from Stamford, Connecticut to BDE’s corporate headquarters in Salt Lake City, Utah.

On May 28, 2010, the Company entered into a transition agreement with Kanders & Company which provides for, among other things, (i) assumption by Kanders & Company of the Company’s obligations accrued after May 28, 2010 under the Stamford lease; (ii) the reimbursement of Kanders & Company by the Company for its assumption of the Company’s remaining lease obligations and any related cancellation fees in an amount equal to approximately $1,076.5, which is comprised of the Company’s 75% pro rata portion of any such remaining lease obligations and any related cancellation fees; (iii) the indemnification by Kanders & Company of the Company’s lease obligations and any related cancellation fees accruing after May 28, 2010; (iv) the retention of Kanders & Company and payment by the Company to Kanders & Company of an immediate fee of $1,061.1 for severance payments and transition services subsequent to the closing of the acquisitions of BDE and GMP through March 31, 2011; and (v) the indemnification of Kanders & Company for any liability resulting from the transition services it provides to the Company. In connection with the transition services, the Company assigned to Kanders & Company, certain leasehold improvements, fixtures, hardware and office equipment previously used by the Company, valued at approximately $595.

Stamford Industrial Group

Until September 30, 2009, the Company provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc. (“SIG”) that were reimbursed by SIG. Warren B. Kanders, the Company’s Executive Chairman, also served as the Non-Executive Chairman of SIG. There were no services provided in the three and six-month period ended June 30, 2010. Such services aggregated $7.4 during the three-month period ended June 30, 2009. For the six-month period ended June 30, 2009, such services aggregated $18.7.

As of June 30, 2010 and December 31, 2009, the Company had no outstanding receivables from or payables to SIG.

Kanders Aviation

During the six-month period ended June 30, 2010, the Company incurred charges totaling approximately $27 related to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation. There were no such charges incurred for the three and six-month periods ended June 30, 2009 and the three-month period ended June 30,2010.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

As of June 30, 2010 and December 31, 2009, the Company had no outstanding receivables from or payables to Kanders Aviation.

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP pursuant to a certain Agreement and Plan of Merger, dated May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory Mountain Products (the “Gregory Stockholders”). The sole member of Kanders GMP Holdings, LLC is Mr. Warren B. Kanders, Clarus’ Executive Chairman and a member of its Board of Directors, who continues to serve in such capacity. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. In the acquisition of GMP, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of GMP as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,538.5 to Schiller Gregory Investment Company, LLC. The acquisition of GMP was approved by a special committee comprised of independent directors of the Company’s Board of Directors and the merger consideration payable to the Gregory Stockholders was confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Ladenburg Thalmann & Co., Inc.

In connection with the Company’s acquisition of GMP, the Company entered into a registration rights agreement with each of the Gregory Stockholders, pursuant to which the Company agreed to use its commercially reasonable efforts to prepare and file with the SEC, as soon as reasonably practicable, a “shelf” registration statement covering the 3,676 shares of the Company’s common stock, received by the Gregory Stockholders as part of the consideration received by them in connection with the acquisition of GMP. In addition, in the event that the Company files a registration statement during any period that there is not an effective registration statement covering all of the shares received by the Gregory Stockholders in the acquisition, the Gregory Stockholders shall have “piggyback” rights, subject to customary underwriter cutbacks.

Acquisition of Black Diamond Equipment, Ltd.

On May 28, 2010, the Company acquired BDE pursuant to a certain Agreement and Plan of Merger dated May 7, 2010. In the acquisition of BDE, the Company acquired all of the outstanding common stock of BDE for an aggregate amount of approximately $85,700 (after closing adjustments of $4,300 relating to working capital), $4,500 of which is being held in escrow for a one-year period as security for any working capital adjustments to the purchase price or indemnification claims under the merger agreement. Mr. Peter Metcalf, the Company’s President and Chief Executive Officer and a member or its Board of Directors, Robert Peay, the Company’s Chief Financial Officer, Treasurer and Secretary, and Philip N. Duff, a member of the Company’s Board of Directors, were stockholders of BDE before its acquisition by the Company.

The acquisition of BDE was unanimously approved by the Company’s Board of Directors. On May 7, 2010, Rothschild Inc. delivered an opinion to the Company’s Board of Directors that the consideration to be paid by the Company pursuant to the merger agreement was fair, from a financial point of view, to the Company. The acquisition of BDE was approved by the Board of Directors and stockholders of BDE.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

Private Placement

Effective May 28, 2010, the Company sold in a private placement offering an aggregate of 484 shares of the Company’s common stock to 11 accredited investors, who were stockholders of BDE, including Messrs. Metcalf, Peay and Duff, and certain employees of BDE, for an aggregate purchase price of $2,903. The securities sold by the Company in the private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder and pursuant to Section 4(2) and/or 4(6) thereof.

The Company incurred at $145 non-cash stock subscription expense for the difference between the $6.00 per share purchase price and the fair value of the stock on the May 28, 2010 closing date of $6.55 per share, which equaled the closing price of $6.85 less an 8% discount of $0.30 per share. The discount was calculated using the Finerty model with a six month estimated marketability restriction due to the unregistered nature of the shares.

In connection with the private placement, the Company entered into a registration rights agreement, pursuant to which the Company has agreed to use its commercially reasonable efforts to prepare and file with the SEC, as soon as reasonably practicable, a “shelf” registration statement covering the 484 shares of the Company’s common stock received by the stockholders in the private placement. In addition, in the event that the Company files a registration statement during any period that there is not an effective shelf registration statement covering all of the shares sold in the private placement, the stockholders shall have “piggyback” rights, subject to customary underwriter cutbacks.

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

NOTE 16. INCOME TAXES

During the three months ended June 30, 2010, the Company recorded a tax benefit of $68,433 related to the partial release of the valuation allowance carried against our deferred tax assets and reduced the Company's effective tax rate from 38% to (614%) and (507%) for the three and six months ended June 30, 2010, respectively.

As of June 30, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $239,578, $1,300 and $56, respectively. The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $237,541 of the $239,578 of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future. Of the approximately $237,541 of net operating losses available to offset taxable income, approximately $217,447 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

As of June 30, 2010, the Company’s gross deferred tax asset was approximately $100,000.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of approximately $68,000, not including deferred tax liabilities.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NET OPERATING CARRYFORWARD EXPIRATION DATES
JUNE 30, 2010

Expiration Dates December 31,	Net Operating Loss Amount
2010	$7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	7,626
Total	239,578
Section 382 Limitation	(2,037)
After Limitations	$237,541

*Subject to compliance with Section 382 of the Internal Revenue Code

The Company has projected its estimated future pre-tax income including expected synergies and internal growth initiatives on a consolidated basis considering the acquisition of BDE and GMP. Based on these projections, the Company believes that it is more likely than not it will realize a significant amount of the Clarus pre-acquisition deferred tax asset and has recognized $65,000 of the deferred tax asset by releasing the related valuation allowance. This adjustment has been recorded as a reduction in the deferred tax asset valuation allowance and a reduction to tax expense. Under the acquisition method of accounting, the reduction of valuation allowances of the acquirer as a result of the acquisition, if any, is recorded to the statement of operations. The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability, which are inherently uncertain. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The estimates and judgments associated with the Company’s valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future profitability. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could have a material adverse effect on the financial condition of the Company.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS
(in thousands, except per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Clarus Corporation (the “Company” or “Clarus”) may use words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” “will,” and similar expressions to identify forward-looking statements.  These forward-looking statements involve a number of risks, uncertainties and assumptions which are difficult to predict. The Company cautions you that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Examples of forward-looking statements include, but are not limited to: (i) statements about the benefits of the Company’s acquisitions of Black Diamond Equipment Ltd (“BDE”) and Gregory Mountain Products, Inc. (“GMP”), including future financial and operating results that may be realized from the acquisitions; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements and other statements that are not historical facts.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) our ability to successfully integrate BDE and GMP; (ii) our ability to realize financial or operating results as expected; (iii) material differences in the actual financial results of the mergers compared with expectations, including the impact of the mergers on the Company’s future earnings per share; (iv) economic conditions and the impact they may have on BDE and GMP and their respective customers or demand for products; (v) our ability to implement our acquisition growth strategy or obtain financing  to support such strategy; (vi) the loss of any member of our senior management or certain other key executives; (vii) our ability to utilize our net operating loss carry forward; and (viii) our ability to adequately protect our intellectual property rights.  Additional factors that could cause the Company’s results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section of the Company’s filings with the Securities and Exchange Commission, including its latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q, which may be obtained at our web site at www.claruscorp.com or the Securities and Exchange Commission’s web site at www.sec.gov.  All forward-looking statements included in this Report are based upon information available to the Company as of the date of the Report, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Report.

OVERVIEW

The Company is a leading provider of outdoor recreation equipment and lifestyle products. The Company’s principal brands are Black Diamond™ and Gregory Mountain Products®. The Company develops, manufactures and distributes a broad range of products including carabiners, protection devices, belay and rappel equipment, helmets, ropes, ice-climbing gear, backcountry gear, technical backpacks, high-end day packs, tents, trekking poles, gloves, skis, ski bindings and ski boots. Headquartered in Salt Lake City, Utah, the Company has more than 475 employees worldwide, with ISO 9001 manufacturing facilities in Salt Lake City and southeast China, a distribution center in Germany and a sales and marketing office located outside Basel, Switzerland. For more information about us and our brands, please visit www.claruscorp.com, www.blackdiamondequipment.com, and www.gregorypacks.com.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we redeployed our capital through our acquisitions of BDE and GMP (the “Mergers”).  Because the Company had no operations at the time of our acquisition of BDE, BDE is considered to be our predecessor company (the “Predecessor” or the “Predecessor Company”) for financial reporting purposes.  On August 5, 2010, at the Company’s 2010 Annual Meeting of Stockholders, the Company’s Stockholders approved a proposal to amend its Certificate of Incorporation to change the Company’s name from Clarus Corporation to “Black Diamond Equipment, Inc.” to more accurately reflect its current business. The name change will be effective upon the Company filing an amendment to its certificate of incorporation with the Secretary of State of Delaware.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, impairment of long-lived assets, impairment of investments, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its condensed consolidated financial statements. Our accounting policies are more fully described in Note 1 of our condensed consolidated financial statements.

-
The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated assets, liabilities and cash flows.  The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure.   These derivatives are carried at fair value on the Company’s condensed consolidated balance sheets in other assets and accrued liabilities.  Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income.  For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to earnings in the period the underlying hedged item is recognized in earnings.  The Company uses operating budgets and cash flow forecasts to estimate future economic exposure and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management polices.

-
The Company sells its products pursuant to customer orders or sales contracts entered into with its customers. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. Charges for shipping and handling fees are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying condensed consolidated statements of operations.

-
The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recorded for those deferred tax assets for which it is not more likely than not that realization will occur.

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

RESULTS OF OPERATIONS – FOR THE COMBINED THREE MONTHS ENDED JUNE 30, 2010, COMPARED WITH THE COMBINED THREE MONTHS ENDED JUNE 30, 2009

The following presents a discussion of operations for the combined three months ended June 30, 2010, compared with the same period in 2009.  The combined three months ended June 30, 2010, represent the results of the Company for the three months ended June 30, 2010 and the results of the Predecessor for the period from April 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.  The Mergers were accounted for in accordance with ASC 805 Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor.  However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor.  Inventories were revalued in accordance with the purchase accounting rules.  Depreciation and amortization changed as a result of adjustments to the fair values of property and equipment and amortizable intangible assets due to fair value purchase allocation.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

	THREE MONTHS	TWO MONTHS	THREE MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
		Predecessor			Predecessor
		Company	Combined		Company	Combined
	June 30, 2010	May 28, 2010	June 30, 2010	June 30, 2009	June 30, 2009	June 30, 2009

Revenue
Domestic sales	$4,036	$5,932	$9,968	$-	$7,815	$7,815
International sales	3,708	5,354	9,062	-	7,404	7,404
Total revenue	7,744	11,286	19,030	-	15,219	15,219

Cost of goods sold	5,936	6,628	12,564	-	9,996	9,996
Gross profit	1,808	4,658	6,466	-	5,223	5,223

Operating expenses
Selling, general and administrative	7,331	4,823	12,154	1,118	5,825	6,943
Restructuring charge	1,377	-	1,377	-	-	-
Merger and integration	780	-	780	-	-	-
Transaction costs	3,253	-	3,253	-	-	-

Total operating expenses	12,741	4,823	17,564	1,118	5,825	6,943

Operating income (loss)	(10,933)	(165)	(11,098)	(1,118)	(602)	(1,720)

Other income (expense)
Interest expense	(336)	(59)	(395)	-	(164)	(164)
Interest income	17	10	27	197	-	197
Other, net	112	1,511	1,623	-	136	136

Total other income (expense), net	(207)	1,462	1,255	197	(28)	169

Income (loss) before income tax	(11,140)	1,297	(9,843)	(921)	(630)	(1,551)
Income tax (benefit) provision	(68,433)	382	(68,051)	-	(171)	(171)
Net income (loss)	$57,293	$915	$58,208	$(921)	$(459)	$(1,380)

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

REVENUES

Combined revenues increased $3,811 or 25.0%, to $19,030 during the three months ended June 30, 2010, compared to $15,219 during the three months ended June 30, 2009. The increase in revenue for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the inclusion of $2,500 in revenue from GMP for one month, as well as an increase in revenue of approximately $1,305 at BDE from sales of climbing protection and general mountain products.

Combined domestic sales increased $2,153 or 27.6%, to $9,968 during the three months ended June 30, 2010 compared to $7,815 during the three months ended June 30, 2009.  The increase in domestic sales for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the inclusion of $1,102 in domestic sales from GMP for one month, as well as an increase in domestic sales of approximately $1,051 at BDE from climbing protection and general mountain products.

Combined international sales increased $1,658 or 22.4%, to $9,062 during the three months ended June 30, 2010 compared to $7,404 during the three months ended June 30, 2009.  The increase in international sales for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the inclusion of $1,403 in international sales from GMP for one month, as well as an increase in international sales of approximately $225 at BDE from sales of climbing protection.

COST OF GOODS SOLD

Combined cost of goods sold increased $2,568 or 25.7%, to $12,564 during the three months ended June 30, 2010, compared to $9,996 during the three months ended June 30, 2009. The increase in cost of goods sold for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to an increase in revenue and the inclusion of GMP for one month and the increase in inventory value sold of $1,200 due to the step-up in fair value in purchase accounting.

GROSS PROFIT

Combined gross profit increased $1,243 or 23.8%, to $6,466 during the three months ended June 30, 2010, compared to $5,223 during the three months ended June 30, 2009.  The increase in gross profit for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the inclusion of $685 of gross profit from GMP.   Gross margin was 34.0% during the three months ended June 30, 2010, compared 34.3% during the three months ended June 30, 2009.   Higher volume of close out sales and lost sales due to production delays reduced margins as did the non-cash increase in cost of goods sold due to the increase in inventory value as a result of the allocation of fair value in purchase accounting.  Excluding the $1,200 fair value adjustment, gross margin for the three-month period ending June 30, 2010, would have been 40.3%.  These reductions were partially offset by lower outbound freight costs as a result shipping full containers from BDE’s China facility,  lower costs on manufacturing product at BDE’s China facility and the mix of product sold with higher margins.

OPERATING EXPENSES

Combined operating expenses increased $10,621 or 153%, to $17,564 during the three months ended June 30, 2010, compared to $6,943 during the three months ended June 30, 2009. The increase in operating expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP that was completed May 28, 2010, discussed below, as well as the inclusion of GMP for one month.

SELLING, GENERAL AND ADMINISTRATIVE

Combined selling, general and administrative expenses increased $5,211 or 75.0%, to $12,154 during the three months ended June 30, 2010, compared to $6,943 during the three months ended June 30, 2009. The increase in selling, general and administrative expenses for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the recognition of non-cash equity compensation expense of $3,583 as well as the inclusion of GMP for one month.  For more details on the non-cash equity compensation please refer to Note 11 in Part I of this document.  Selling general and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non-income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

RESTRUCTURING CHARGE

Combined restructuring expense increased 100.0%, to $1,377 during the three months ended June 30, 2010, compared to $0 during the three months ended June 30, 2009. The increase in restructuring expense for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Such restructuring expenses comprise a portion of  (i) a total of $1,077 relating to the release of Clarus from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of Clarus’ corporate office from Stamford, Connecticut to Salt Lake City, Utah,, (ii) a total of $596 relating to the writeoff of fixed assets partially offset by $462 writeoff of a deferred rent liability for the relocation of Clarus’s corporate office from Stamford, Connecticut to Salt Lake City, Utah (iii) a total of $1,061 paid for severance and a transition services agreement between the Company and Kanders & Company. The Company amortized one month of the transition services payment in the three months ended June 30, 2010.

MERGER AND INTEGRATION

Combined merger and integration expense increased 100.0%, to $780 during the three months ended June 30, 2010, compared to $0 during the three months ended June 30, 2009. The increase in merger and integration expense for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Merger and integration expense related to transaction bonuses paid, and consulting fees.

TRANSACTION EXPENSE

Combined transaction expense increased 100.0%, to $3,253 during the three months ended June 30, 2010, compared to $0 during the three months ended June 30, 2009. The increase in transaction expense for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements.

INTEREST EXPENSE

Combined interest expense increased $231 or 140.9%, to $395 during the three months ended June 30, 2010, compared to $164 during the three months ended June 30, 2009. The increase in interest expense for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable to the increase in debt outstanding including $22,056 principal aggregate amount of 5% Subordinated Notes due 2017 and a $35,000 line of credit for the financing of the acquisitions of BDE and GMP, of which $9,894 was outstanding as of June, 2010.

 INTEREST INCOME

Combined interest income decreased $170, or 89.3%, to $27 during the three months ended June 30, 2010, from $197 during the three months ended June 30, 2009.  Interest income during the three month period ended June 30, 2010 and 2009, includes $6 and $111, respectively, in discount accretion and premium amortization.  The decrease in interest income was due primarily to the reduction in cash, which was used to acquire BDE and GMP, as well as lower rates of return on investments.

OTHER INCOME/EXPENSE, NET

Combined other expense increased $1,487 or 1,093.4%, to $1,623 during the three months ended June 30, 2010, compared to income of $136 during the three months ended June 30, 2009. The increase in other expense for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was primarily attributable the change in the mark-to-market value of foreign currency contracts.

INCOME TAXES

Combined for the three months ended June 30, 2010, income tax benefit is $68,051 compared to income tax benefit of $171 for the three months ended June 30, 2009.  The increase in tax benefit of $67,880 is due primarily to the realization of $65,000 of the Company’s deferred tax asset, as well as a $2,880 benefit for current year losses. The income tax benefit of $68,051 consists of approximately $68,095 in federal tax benefit and $44 in state income tax provision.

NET INCOME

Combined net income increased $59,588 or 4,318.0%, to $58,208 during the three months ended June 30, 2010, compared to a net loss of $1,380 during the three months ended June 30, 2009. The increase in net income for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, was due to the factors discussed above.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

RESULTS OF OPERATIONS – FOR THE COMBINED SIX MONTHS ENDED JUNE 30, 2010, COMPARED WITH THE COMBINED SIX MONTHS ENDED JUNE 30, 2009

The following presents a discussion of operations for the combined six months ended June 30, 2010, compared with the same period in 2009.  The combined six months ended June 30, 2010, represent the results of the Company for the six months ended June 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.

	SIX MONTHS ENDED	FIVE MONTHS		SIX MONTHS ENDED
		ENDED
		Predecessor			Predecessor
		Company	Combined		Company	Combined
	June 30, 2010	May 28, 2010	June 30, 2010	June 30, 2009	June 30, 2009	June 30, 2009

Revenue
Domestic sales	$4,036	$15,751	$19,787	$-	$16,338	$16,338
International sales	3,708	19,192	22,900	-	19,669	19,669
Total revenue	7,744	34,943	42,687	-	36,007	36,007

Cost of goods sold	5,936	21,165	27,101	-	23,131	23,131
Gross profit	1,808	13,778	15,586	-	12,876	12,876

Operating expenses
Selling, general and administrative	8,199	12,138	20,337	2,130	12,450	14,580
Restructuring charge	1,377	-	1,377	-	-	-
Merger and integration	780	-	780	-	-	-
Transaction costs	4,762	-	4,762	-	-	-

Total operating expenses	15,118	12,138	27,256	2,130	12,450	14,580

Operating income (loss)	(13,310)	1,640	(11,670)	(2,130)	426	(1,704)

Other income (expense)
Interest expense	(336)	(165)	(501)	-	(626)	(626)
Interest income	39	3	42	608	-	608
Other, net	112	1,803	1,915	-	225	225

Total other income (expense), net	(185)	1,641	1,456	608	(401)	207

Income (loss) before income tax	(13,495)	3,281	(10,214)	(1,522)	25	(1,497)
Income tax (benefit) provision	(68,433)	966	(67,467)	-	9	9
Net income (loss)	$54,938	$2,315	$57,253	$(1,522)	$16	$(1,506)

REVENUES

Combined revenues increased $6,680 or 18.6%, to $42,687 during the six months ended June 30, 2010, compared to $36,007 during the six months ended June 30, 2009. The increase in revenue for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the inclusion of $2,506 in revenue from GMP for one month, as well as an increase in revenue of approximately $4,174 at BDE from sales of rock and ice climbing protection and general mountain products.

Combined domestic sales increased $3,449 or 21.1%, to $19,787 during the six months ended June 30, 2010 compared to $16,338 during the six months ended June 30, 2009.  The increase in domestic sales for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to was primarily attributable to the inclusion of $1,102 in domestic sales from GMP for one month, as well as an increase in domestic sales of approximately $2,347 at BDE from climbing protection and general mountain products.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Combined international sales increased $3,231 or 16.4%, to $22,900 during the six months ended June 30, 2010 compared to $19,669 during the six months ended June 30, 2009.  The increase in international sales for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the inclusion of $1,403 in international sales from GMP for one month, as well as an increase in international sales of approximately $1,828 at BDE from sales rock and ice climbing protection.

COST OF GOODS SOLD

Combined cost of goods sold increased $3,970 or 17.2%, to $27,101 during the six months ended June 30, 2010, compared to $23,131 during the six months ended June 30, 2009. The increase in cost of goods sold for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to an increase in revenue both organically and from, the inclusion of GMP for one month and the increase in inventory value sold due to the step up in fair value in purchase accounting.

GROSS PROFIT

Combined gross margins increased $2,710 or 21.1%, to $15,586 during the six months ended June 30, 2010, compared to $12,876 during the six months ended June 30, 2009. Gross margin was 36.5% during the six months ended June 30, 2010, compared to 35.8% during the six months ended June 30, 2009. The increase in gross margins for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to lower outbound freight costs as a result shipping full containers from BDE’s China facility, lower costs on manufacturing product at BDE’s China facility and the mix of product sold with higher margins. These increases were partially offset by the additional $1,200 non-cash increase in cost of goods sold from the increase in inventory value as a result of the step up in fair value in purchase accounting. Excluding the $1,200 fair value adjustment, gross margin for the six-month period ending June 30, 2010, would have been 39.3%.

OPERATING EXPENSES

Combined operating expenses increased $12,676 or 86.9%, to $27,256 during the six months ended June 30, 2010, compared to $14,580 during the six months ended June 30, 2009. The increase in operating expenses for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP that was completed May 28, 2010, discussed below, as well as the inclusion of GMP for one month.

SELLING, GENERAL AND ADMINISTRATIVE

Combined selling, general and administrative expenses increased $5,757 or 39.5%, to $20,337 during the six months ended June 30, 2010, compared to $14,580 during the six months ended June 30, 2009. The increase in selling, general and administrative expenses for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the recognition of non-cash equity compensation expense, as well as the inclusion of GMP for one month.  For more details on the non-cash equity compensation please refer to Note 11 in Part I of this document.  Selling general and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non income based taxes, board of director fees as well as public company expenses such as transfer agent and listing fees and expenses.

RESTRUCTURING CHARGE

Combined restructuring expense increased 100.0%, to $1,377 during the six months ended June 30, 2010, compared to $0 during the three months ended June 30, 2009. The increase in restructuring expense for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Such restructuring expenses comprise a portion of  (i) a total of $1,077 relating to the release of Clarus from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of Clarus’ corporate office from Stamford, Connecticut to Salt Lake City, Utah,, (ii) a total of $596 relating to the writeoff of fixed assets partially offset by $462 writeoff of a deferred rent liability for the relocation of Clarus’s corporate office from Stamford, Connecticut to Salt Lake City, Utah (iii) a total of $1,061 paid for severance and a transition services agreement between the Company and Kanders & Company. The Company amortized one month of the transition services payment in the six months ended June 30, 2010.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

MERGER AND INTEGRATION

Combined merger and integration expense increased 100.0%, to $780 during the six months ended June 30, 2010, compared to $0 during the six months ended June 30, 2009. The increase in merger and integration expense for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Merger and integration expense related to transaction bonuses paid and consulting fees.

TRANSACTION EXPENSE

Combined transaction expense increased 100.0%, to $4,762 during the six months ended June 30, 2010, compared to $0 during the six months ended June 30, 2009. The increase in transaction expense for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related.

INTEREST EXPENSE

Combined interest expense decreased $125 or 20.0%, to $501 during the six months ended June 30, 2010, compared to $626 during the six months ended June 30, 2009. The decrease in interest expense for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable to only one month of new debt outstanding including $22,056 principal aggregate amount of 5% Subordinated Notes due 2017 and a $35,000 line of credit for the financing of the acquisitions of BDE and GMP, compared to six months of line of credit debt outstanding in the six months ended June 30, 2009.

INTEREST INCOME

Combined interest income decreased $566, or 93.1%, to $42 during  the six months ended June 30, 2010, from $608 in the six months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 and 2009, includes $15 and $436 in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to the reduction in cash from the acquisition of BDE and GMP, as well as lower rates of return on investments.

OTHER INCOME/EXPENSE, NET

Combined other expense increased $1,690 or 751.1%, to $1,915 during the six months ended June 30, 2010, compared to income of $225 during the six months ended June 30, 2009. The increase in other expense for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was primarily attributable the change in the mark to market value of the Predecessor’s hedges, which were deemed to no longer qualify for hedge accounting treatment.  The change in the market value of these hedges is recorded in the income statement.

INCOME TAXES

Combined for the six months ended June 30, 2010, income tax benefit is $67,467 compared to income tax expense of $9 for the six months ended June 30, 2009.  The increase in tax benefit of $67,476 is due to primarily to the realization of $65,000 of the Company’s deferred tax asset, as well as a $2,476 benefit for current year losses. The income tax benefit of $67,467 consists of approximately $67,559 in federal tax benefit and $92 in state income tax provision.

NET INCOME

Combined net income increased $58,759 or 3,901.7%, to $57,253 during the six months ended June 30, 2010, compared to a net loss of $1,506 during the six months ended June 30, 2009. The increase in net income for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, was due to the factors discussed above.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF CASH FLOWS  – FOR THE COMBINED SIX MONTHS ENDED JUNE 30, 2010, COMPARED WITH THE COMBINED SIX MONTHS ENDED JUNE 30, 2009

The following presents a discussion of operations for the combined six months ended June 30, 2010, compared with the same period in 2009. The combined six months ended June 30, 2010, represent the results of the Company for the six months ended June 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The Predecessor does not include GMP. Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.

	SIX MONTHS	FIVE MONTHS	SIX MONTHS	SIX MONTHS ENDED
	ENDED	ENDED	ENDED
		Predecessor			Predecessor
		Company	Combined		Company	Combined
	June 30, 2010	May 28, 2010	June 30, 2010	June 30, 2009	June 30, 2009	June 30, 2009

Net cash (used in ) provided by operating activities	$(9,408)	$7,412	$(1,996)	$(1,753)	$4,806	$3,053
Net cash (used in) provided by investing activities	(58,829)	(788)	(59,617)	48,087	(2,227)	45,860
Net cash provided by (used in) financing activities	13,133	(6,261)	6,872	-	(3,303)	(3,303)
Effect of foreign exchange rates on cash	33	(60)	(27)	-	(131)	(131)
Change in cash and cash equivalents	(55,071)	303	(54,768)	46,334	(855)	45,479
Cash and cash equivalents, beginning of period	58,363	1,317	59,680	19,342	2,126	21,468
Cash and cash equivalents, end of period	$3,292	$1,620	$4,912	$65,676	$1,271	$66,947

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

Combined net cash (used in) provided by operating activities decreased $5,049 to $(1,996) during the six months ended June 30, 2010, compared to $3,053 during the six months ended June 30, 2009.  The decrease is largely due to $4,762 of transaction expenses, $1,061 in transition costs, $1,077 in lease indemnity payments and $780 in merger in integration charges related to the acquisitions of BDE and GMP.  Excluding these items, the net cash provided by operating activities would have been $5,684 for the six month period ending June 30, 2010.

Combined capital expenditures decreased $1,362 to $882 during the six months ended June 30, 2010, compared to $2,244 during the six months ended June 30, 2009.  Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures was $(2,878) during the six months ended June 30, 2010, compared to $(809) during the six months ended June 30, 2009.  Excluding  $4,762 of transaction expenses, $1,061 in transition costs, $1,077 in lease indemnity payments and $780 in merger in integration charges related to the acquisitions of BDE and GMP, free cash flow would have been $4,802 during the six months ended June 30, 2010, compared to $(809) during the six month period ended June 30, 2009.

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

Combined net cash (used in) provided by investing activities decreased $105,477 to $(59,617) during the six months ended June 30, 2010, compared $45,860 during the six months ended June 30, 2009.  The decrease is largely due to the $82,794 used for the purchase of BDE and GMP, net of cash acquired, as well as a $24,034 transfer of marketable securities to cash to fund the mergers, and is partially offset by a $1,362 reduction in purchases of capital expenditures.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Combined net cash provided by (used in) provided by financing activities increased $10,175 to $6,872 during the six months ended June 30, 2010, compared $(3,303) during the six months ended June 30, 2009.  The increase is largely due to the change in net borrowings on the line of credit and capital leases of $6,587, $2,903 in stock subscription proceeds, and reduction in treasury purchases of $685.  The net borrowings were used to finance the purchase of the mergers.

NET OPERATING LOSS

As of June 30, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $239,578, $1,300 and $56, respectively.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%. Accordingly, approximately $237,541 of the $239,578 of U.S. net operating loss carryforward is currently available to offset taxable income that the Company may recognize in the future.  Of the approximately $237,541 of net operating losses available to offset taxable income, approximately $217,447 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

As of June 30, 2010, the Company’s gross deferred tax asset was approximately $100,000.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of approximately $68,000, not including deferred tax liabilities.

LOAN AGREEMENT

In connection with the closing of the acquisition of BDE, the Company entered into a loan agreement effective May 28, 2010 among Zions First National Bank, a national banking association (“Lender”) and the Company and its direct and indirect subsidiaries, BDE, Black Diamond Retail, Inc. (“BD-Retail”), and Purchaser, as co-borrowers (the “Borrowers”) (the “Loan Agreement”).  Concurrently with the closing of the acquisition of BDE, Gregory Mountain Products, LLC, as the surviving company of the Gregory Merger, entered into an assumption  agreement and became an additional Borrower under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Lender has made available to the Borrowers a thirty-five million dollar ($35,000) unsecured revolving credit facility (the “Loan”), of which $25,000 was made available at the time of the closing of the acquisition of BDE and an additional $10,000 was made available to the Company upon the closing of the acquisition of GMP. The Loan matures on July 2, 2013.  The Loan may be prepaid or terminated at the Company's option at anytime without penalty.  No amortization is required.  Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity.  The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement)  to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement) as follows: (i) 90-day LIBOR Rate plus 3.5% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.5; (ii) 90-day LIBOR Rate plus 2.75% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is less than 2.5.   The Loan requires the payment of an unused commitment fee of (i) 0.6% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.5, and (ii) 0.45% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is less than 2.5.

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum tangible net worth, and a positive amount of asset coverage, all as calculated in the Loan Agreement.  In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement.  The Loan Agreement contains customary events of default (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts.  As of June 30, 2010, the Company is in compliance with all debt covenants.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations and commercial commitments at June 30, 2010, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

	Payments Due by Period
Contractural Obligations		Remainder
	Total	of 2010	2011-2012	2013-2014	Thereafter

Long-term debt, including current portion	$31,792	$-	$-	$9,736	$22,056
Interest	8,688	723	2,866	2,342	2,757
Operating lease obligations	3,079	638	1,834	541	66

	$43,559	$1,361	$4,700	$12,619	$24,879

The Company does not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. The Company also does not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing and financing under those conditions.

Interest Rate Risks

The Company’s primary exposure to market risk is interest rate risk associated with our $35,000 unsecured revolving credit facility (the “Loan”). The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement)  to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement) as follows: (i) 90-day LIBOR Rate plus 3.5% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.5; (ii) 90-day LIBOR plus 2.75% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is less than 2.5.   As of June 30, 2010, the applicable interest rate for the outstanding borrowings under the Loan  was 3.28%.

Foreign Currency Risk

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of the Company’s operating costs are denominated in other currencies.  Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For the period ending June 30, 2010, approximately 29% of the Company’s sales were denominated in foreign currencies, the most significant of which were the Euro, British Pound, Norwegian Kroner, Swiss Franc and Canadian Dollar.

Derivative Instrument Risk

We employ a variety of practices to manage these market risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

ITEM 4.  PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2010 are effective.

Changes in Internal Control over Financial Reporting

As a result of the acquisitions of BDE and GMP on May 28, 2010, the Company has implemented internal controls over financial reporting to include consolidation of BDE and GMP, as well as acquisition-related accounting and disclosures. The acquisitions of BDE and GMP represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2009.  BDE and GMP utilize separate information and accounting systems and processes.

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the BDE and GMP acquisitions and evaluating when it will complete an evaluation and review of the BDE and GMP internal control over financial reporting.

There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CLARUS CORPORATION

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

The Company is involved in various legal disputes and other legal proceedings that arise from time-to-time in the ordinary course of business. Based on currently available information, the Company does not believe that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

Litigation

The Company is involved in various lawsuits arising from time-to-time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. The Company believes that anticipated probable costs of litigation matters have been adequately reserved to the extent determinable. Based on current information, the Company believes that the ultimate conclusion of the various pending litigations of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Product Liability

As a consumer goods manufacturer and distributor, the Company faces the risk of product liability and related lawsuits involving claims for substantial money damages, product recall actions and higher than anticipated rates of warranty returns or other returns of goods.  The Company is therefore vulnerable to various personal injury and property damage lawsuits relating to its products and incidental to its business.

Based on current information, there are no pending product liability claims and lawsuits of the Company, which the Company believes in the aggregate will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to other information in this Current Report on Form 10-Q, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

Risks Related to Our Industry

Many of the products we sell are used for inherently risky mountain and outdoor pursuits and could give rise to product liability or product warranty claims and other loss contingencies, which could affect our earnings and financial condition.

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain staff, including in house legal counsel, who focus on testing and seek to assure the quality and safety of our products. In addition, we provide thorough and protective disclaimers and instructions on all of our products and packaging. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death.

CLARUS CORPORATION

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability, and a breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

In addition, we face potential exposure to unusual or significant litigation arising out of alleged defects in our products or otherwise. We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We currently either self insure or administer a high retention insurance program for product liability risks. Historically, product liability awards have not exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience.

A substantial portion of our revenues and gross profit is derived from a small number of large customers. The loss of any of these customers could substantially reduce our profits.

A few of our customers account for a significant portion of revenues. In the year ended December 31, 2009, Recreational Equipment Inc., or “REI” and Kabushiki Kaisha A&F (Japan) accounted for approximately 14% and 9%, respectively, of revenues.  Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce revenues and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure or increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions and the current global financial crisis.

The Company’s business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Asia, Central and South America and Europe, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

Purchases of many consumer products are discretionary and tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect consumer discretionary spending patterns, our sales and our results of operations. In particular, decreased consumer confidence or a reduction in discretionary income as a result of unfavorable macroeconomic conditions may negatively affect our business. If the current macroeconomic environment persists or worsens, consumers may reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our business, financial condition and results of operations.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations.

We sell our products to retailers, including sporting goods and specialty retailers, as well as direct to consumers. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations and financial condition.

CLARUS CORPORATION

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.

We may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands, payment terms and other conditions, which could negatively impact our results of operations.

There is a growing trend among retailers in the U.S. and in foreign markets to undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including:

• consolidating their operations;

• undergoing restructurings or store closings;

• undergoing reorganizations; or

• realigning their affiliations.

These consolidations could result in a shift of bargaining power to the retail industry and in fewer outlets for our products. Further consolidations could result in price and other competition that could reduce our margins and our net sales.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in a highly competitive industry. In this industry, we compete against numerous other domestic and foreign companies. Competition in the markets in which we operate is based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Some of our competitors are more established in their industries and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Since many of our competitors source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

To compete effectively in the future in the consumer products industry, among other things, we must:

• maintain strict quality standards;

• develop new and innovative products that appeal to consumers;

• deliver products on a reliable basis at competitive prices;

• anticipate and respond to changing consumer trends in a timely manner;

• maintain favorable brand recognition; and

• provide effective marketing support.

Our inability to do any of these things could have a material adverse effect on our business, results of operations and financial condition.

If we fail to develop new or expand existing customer relationships, our ability to grow our business will be impaired.

Our growth depends to a significant degree upon our ability to develop new customer relationships and to expand existing relationships with current customers. We cannot guarantee that new customers will be found, that any such new relationships will be successful when they are in place, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

CLARUS CORPORATION

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabiners, harnesses and related climbing equipment products increase during warm weather months and decrease during winter, while sales of winter sports equipment such as our skis, boots, bindings and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, fewer than anticipated natural disasters (i.e., ice storms) could negatively affect the sale of certain outdoor recreation products; mild winter weather may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations and financial condition.

 If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

Our success with our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our trademarks,  patents and trade secrets.

We hold numerous utility patents and pending patent applications covering a wide variety of products. We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. We also cannot be sure that competitors will not challenge, invalidate or avoid the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products.

Third parties may have patents of which we are unaware, or may be awarded new patents, that may materially adversely affect our ability to market, distribute, and sell our products.  Accordingly, our products, including, but not limited to, our technical climbing and backpack products, may become subject to patent infringement claims or litigation or interference proceedings, any adverse determination of which could have a material adverse effect on our business, results of operations and financial condition.

Changes in foreign, cultural, political and financial market conditions could impair our international operations and financial performance.

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years.  Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia and Europe, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

CLARUS CORPORATION

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation; and

•
restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, encouraging foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to sell or export our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations, which could have a material adverse impact on our business.

If we cannot continue to develop new products in a timely manner, and at favorable margins, we may not be able to compete effectively.

We believe that our future success will depend, in part, upon our ability to continue to introduce innovative design extensions for our existing products and to develop, manufacture and market new products. We cannot assure you that we will be successful in the introduction, manufacturing and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations and financial condition.

 Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

•	an increase or decrease in consumer demand for our products or for products of our competitors;

•	our failure to accurately forecast customer acceptance of new products;

•	new product introductions by competitors;

•	unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

•	weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and

•
terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on  our business, results of operations and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

Our operating results can be adversely affected by changes in the cost or availability of raw materials.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may, therefore, have a material adverse effect on our business, results of operations and financial condition.

CLARUS CORPORATION

During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

 Supply shortages or changes in availability for any particular type of raw material can delay production or cause increases in the cost of manufacturing our products. We may be negatively affected by changes in availability and pricing of raw materials, which could negatively impact our results of operations.

Our operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political and economic risks.

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets.

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, the European Union or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory, geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Approximately 47.6% and 53.7% of our combined revenue for the three and six months ended June 30, 2010, respectively, is earned in international jurisdictions.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States. In recent months, the President and others in his Administration have proposed changes in U.S. income tax laws that could, among other things, accelerate the U.S. taxability of non-U.S. earnings or limit foreign tax credits. Although such proposals have been deferred, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations.

A significant portion of our products sold were produced by and purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by our manufacturing facilities located in California, Switzerland, Utah, China and the Philippines. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•	political or labor instability in countries where our facilities, contractors and suppliers are located;

•	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

•
heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of its brands;

•
disease epidemics and health-related concerns, such as the H1N1 virus, bird flu, SARS, mad cow and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of ours goods produced in infected areas;

•
imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	imposition of duties, taxes and other charges on imports; and

CLARUS CORPORATION

•	imposition or the repeal of laws that affect intellectual property rights.

Our business is subject to foreign, national, state and local laws and regulations for environmental, employment, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by us or by independent suppliers who manufacture products for us could have an adverse effect on our business, results of operations and financial condition.

Numerous governmental agencies in the United States and in other countries in which we have operations, enforce comprehensive national, state and local laws and regulations on a wide range of environmental, employment, health, safety and other matters. We could be adversely affected by costs of compliance or violations of those laws and regulations. In addition, the costs of products purchased by us from independent contractors could increase due to the costs of compliance by those contractors. Further, violations of such laws and regulations could affect the availability of inventory, thereby affecting our net sales.

We may incur significant costs in order to comply with environmental remediation obligations.

Environmental laws also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may have a material adverse effect upon our business, results of operations or financial condition.

Risks Related to our Business

There are significant risks associated with our strategy of acquiring and integrating businesses.

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities including blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•	loss of key employees, customers or suppliers of acquired businesses;

•	diversion of management's time and attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	our ability to secure necessary financing;

•	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•	risks associated with entering markets in which we have limited or no experience;

•	risks associated with our ability to execute successful due diligence; and

•	assumption of contingent or undisclosed liabilities of acquisition targets.

The above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

CLARUS CORPORATION

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition and/or operating results as well as our ability to effectively execute our acquisition strategy.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

We may not be able to adequately manage our growth.

We have expanded, and are seeking to continue to expand, our business. This growth has placed significant demands on our management, administrative, operating and financial resources, as well as our manufacturing capacity capabilities. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel as well as our ability to increase and maintain our manufacturing capacity capabilities to meet the needs of our current and future customers. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The Company’s existing credit agreement contains financial and restrictive covenants that may limit our ability to operate our business.

The agreement governing the Company’s credit facility contains, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

•	incur debt (including secured debt) or issue guarantees;

•	grant liens on its assets;

•	sell substantially of our assets; and

•	enter into certain mergers or consolidations or make certain acquisitions.

In addition, the Company’s credit facility contains other affirmative and negative covenants, including the requirements to maintain a minimum level of earnings before interest, tax, depreciation and amortization, tangible net worth, and asset coverage. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions. Any failure to comply with the restrictions of our credit facility or any subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  In addition, the lender under our credit facility may be able to terminate any commitments it had made to supply us with further funds.  If we default on the financial covenants in our credit facility, our lender could exercise all rights and remedies available to it, which could have a material adverse effect on our business, results of operations, and financial condition.

As a result of these covenants, the Company’s ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and the Company may be prevented from engaging in transactions or making acquisitions of a business that might otherwise be beneficial to it.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

Borrowings under the revolving portion of our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

CLARUS CORPORATION

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

Our Board of Directors and executive officers have significant influence over our affairs.

The members of our Board of Directors and our executive officers, which includes Warren B. Kanders, Peter Metcalf and Robert R. Schiller, beneficially own approximately 39% of our outstanding common stock.  As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

We may be unable to realize the benefits of our net operating loss (“NOL”) and tax credit carryforwards.

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

 Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by “5-percent stockholders” within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the lowest percentage of the stock owned by each such “5-percent stockholder” at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are “5-percent stockholders,” and all other persons who own less than 5% of a corporation’s stock are treated together as a public group. The issuance of a large number of shares of common stock in connection with our acquisition strategy could result in a limitation of the use of our NOLs.

Moreover, if a corporation experiences an ownership change and does not satisfy the continuity of business enterprise, or COBE, requirement (which generally requires that the corporation continue its historic business or use a significant portion of its historic business assets in a business for the two-year period beginning on the date of the ownership change), it cannot, subject to certain exceptions, use any NOL from a pre-change period to offset taxable income in post-change years.

The actual ability to utilize the tax benefit of any existing NOLs will be subject to future facts and circumstances with respect to meeting the above described COBE requirements at the time NOLs are being utilized on a tax return. The realization of NOLs and the recognition of asset and valuation allowances for deferred taxes require management to make estimates and judgments about the Company’s future profitability which are inherently uncertain. Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could have a material adverse effect on the financial condition of the Company.

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred and other provisions of the Internal Revenue Code of 1986, as amended (the “Code”) may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS was successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

CLARUS CORPORATION

Certain protective measures implemented by us to preserve our NOL may not be effective or may have some unintended negative effects.

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation to restrict certain acquisitions of our securities in order to help assure the preservation of our NOL. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of the Company’s capital stock that is treated as owned by a “5% stockholder.” Additionally, on February 7, 2008, our Board of Directors approved a Rights Agreement which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Code.

 Although the transfer restrictions imposed on our capital stock and the Rights Agreement are intended to reduce the likelihood of an impermissible ownership change, there is no guarantee that such protective measures would prevent all transfers that would result in an impermissible ownership change. These protective measures also will require any person attempting to acquire a significant interest in us to seek the approval of our Board of Directors. This may have an “anti-takeover” effect because our Board of Directors may be able to prevent any future takeover. Similarly, any limits on the amount of capital stock that a stockholder may own could have the effect of making it more difficult for stockholders to replace current management. Additionally, because protective measures implemented by us to preserve our NOL will have the effect of restricting a stockholder’s ability to acquire our common stock, the liquidity and market value of our common stock might suffer.

The loss of any member of our senior management or certain other key executives could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Warren B. Kanders, Peter Metcalf and Robert R. Schiller. If we lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, and having such opportunities brought to us. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

Our Board of Directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to you.

Compensation awards to our management may not be tied to or correspond with our improved financial results or share price.

The compensation committee of our Board of Directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results at our company or the share price of our common stock.

Risks Related to our Common Stock

Our Amended and Restated Certificate of Incorporation authorizes the issuance of shares of preferred stock.

Our Amended and Restated Certificate of Incorporation provides that our Board of Directors will be authorized to issue from time to time, without further stockholder approval, up to 5,000 shares of preferred stock in one or more series and to fix or alter the designations, preferences, rights and any qualifications, limitations or restrictions of the shares of each series, including the dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, including sinking fund provisions, redemption price or prices, liquidation preferences and the number of shares constituting any series or designations of any series. Such shares of preferred stock could have preferences over our common stock with respect to dividends and liquidation rights. We may issue additional preferred stock in ways which may delay, defer or prevent a change in control of the Company without further action by our stockholders. Such shares of preferred stock may be issued with voting rights that may adversely affect the voting power of the holders of our common stock by increasing the number of outstanding shares having voting rights, and by the creation of class or series voting rights.

CLARUS CORPORATION

We may issue a substantial amount of our common stock in the future, which could cause dilution to current investors and otherwise adversely affect our stock price.

A key element of our growth strategy is to make acquisitions. As part of our acquisition strategy, we may issue additional shares of common stock as consideration for such acquisitions. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes. The issuance of a large number of shares of common stock in connection with our acquisition strategy could also have a negative effect on our ability to use our NOLs.

We do not expect to pay dividends on our common stock in the foreseeable future.

Although our stockholders may receive dividends if, as and when declared by our Board of Directors, we do not intend to pay dividends on our common stock in the foreseeable future. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment.  In addition, upon an event of default under our credit facility, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

The price of our common stock has been and is expected to continue to be volatile, which could affect a stockholder’s return on investment.

There has been significant volatility in the stock market and in particular in the market price and trading volume of securities, which has often been unrelated to the performance of the companies. The market price of our common stock has been subject to significant fluctuations, and we expect it to continue to be subject to such fluctuations for the foreseeable future. We believe the reasons for these fluctuations include, in addition to general market volatility, the relatively thin level of trading in our stock, and the relatively low public float.  Therefore, variations in financial results, announcements of material events, technological innovations or new products by us or our competitors, our quarterly operating results, changes in general conditions in the economy or the health care industry, other developments affecting us or our competitors or general price and volume fluctuations in the market are among the many factors that could cause the market price of our common stock to fluctuate substantially.

Shares of our common stock have been thinly traded in the past.

The trading volume of our common stock has not been significant, and there may not be an active trading market for our common stock in the future. As a result of the thin trading market or “float” for our stock, the market price for our common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

CLARUS CORPORATION

ITEM 5.  OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on August 5, 2010.  Of the 21,557,234 shares of common stock entitled to vote at the meeting, 18,537,927 shares of common stock were present in person or by proxy and entitled to vote.  Such number of shares represented approximately 86% of our outstanding shares of common stock. Each of the proposals was approved by the requisite vote of shareholders.  Listed below are the matters voted upon at our Annual Meeting of Stockholders and the voting results:

Votes For	Withheld

1)    To elect seven members to serve on the Board of Directors until the next meeting of stockholders and until their successors are duly elected and qualified.

Warren B. Kanders
Robert R. Schiller
Peter Metcalf
Donald L. House
Nicholas Sokolow
Michael Henning
Philip N. Duff
13,790,720 13,791,277 13,888,427 13,888,377 13,791,127 13,888,427 13,888,477	155,078 154,521 57,371 57,421 154,671 57,371 57,321

	Votes For	Votes Against	Votes Abstain	Broker Non-Votes
2) Proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to change the Company’s name from Clarus Corporation to “Black Diamond Equipment, Inc.”:	18,429,078	82,005	26,844	---

3) Proposal to approve an amendment to the Company’s Amended and Restated Bylaws, as amended, to eliminate stockholder supermajority vote requirements for certain bylaw amendments:	15,924,467	2,590,224	23,233	---

4) Proposal to re-approve the material terms of the performance goals in the Clarus Corporation 2005 Stock Incentive Plan pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and to approve an amendment to the Clarus Corporation 2005 Stock Incentive Plan limiting the maximum aggregate number of incentive stock options that may be awarded under the plan pursuant to Section 422 of the Code:	13,054,367	868,071	23,360	4,592,129

CLARUS CORPORATION

Amendment No. 3 to the Amended and Restated Bylaws.

On August 5, 2010, at our annual meeting of stockholders, the Company’s stockholders approved Amendment No. 3 to the Company’s Amended and Restated Bylaws (the “Bylaws”) that removed the two-thirds, or “supermajority,” voting requirements for amending certain of the Bylaws’ provisions. Specifically, the amendment deleted the supermajority vote requirements for amendments to the provisions governing: (i) the procedures for stockholder nominations and proposals (Article II-Section 9); (ii) the number, term and qualification of directors (Article III-Section 2); (iii) the indemnification of directors and officers (Article VIII-Section 9); and (iv) amending the “Amendments” provision in the Bylaws (Article VIII, Section 10). As a result, all provisions of the Bylaws may now be amended or repealed and new bylaws may be adopted by (i) resolution adopted by the affirmative vote of not less than a majority of the number of directors of the Company or by (ii) the affirmative vote of the holders of a majority of the shares of capital stock issued and outstanding and entitled to vote at any meeting of stockholders.

A copy of Amendment No. 3 to the Bylaws is attached to this Report as Exhibit 3.2, and is incorporated herein by reference as though fully set forth herein. The foregoing summary description of Amendment No. 3 to the Bylaws is not intended to be complete and is qualified in its entirety by the complete text of Amendment No. 3 to the Bylaws.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit
Number	Description

2.1
Agreement and Plan of Merger, dated as of May 7, 2010, by and among Clarus Corporation, Everest/Sapphire Acquisition, LLC, Sapphire Merger Corp., Black Diamond Equipment, Ltd. and Ed McCall, as Stockholders’ Representative (incorporated herein by reference to Exhibit 2.1 of the Current Report on Form 8-K dated May 7, 2010, filed by Clarus Corporation, on May 10, 2010).

2.2
Agreement and Plan of Merger, dated as of May 7, 2010, by and among Clarus Corporation, Everest/Sapphire Acquisition, LLC, Everest Merger I Corp., Everest Merger II, LLC, Gregory Mountain Products, Inc., Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC (incorporated herein by reference to Exhibit 2.2 of the Current Report on Form 8-K dated May 7, 2010, filed by Clarus Corporation, on May 10, 2010).

3.1
Amendment No. 2 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

3.2	Amendment No. 3 to the Amended and Restated Bylaws.

10.2
Promissory Note, dated May 28, 2010, by and among Zions First National Bank, a national banking association, the Company, Black Diamond Equipment Ltd., Black Diamond Retail, Inc., and Everest/Sapphire Acquisition, LLC, as co-borrowers (incorporated herein by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.3
Assumption Agreement, dated May 28, 2010, between Zions First National Bank, a national banking association and Gregory Mountain Products, LLC (incorporated herein by reference to Exhibit 10.3 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.4
First Substitute Promissory Note, dated May 28, 2010, by and among Zions First National Bank, a national banking association, the Company, Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, as co-borrowers (incorporated herein by reference to Exhibit 10.4 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.5
Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, a national banking association, the Company, Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, as co-borrowers, and Kanders GMP Holdings, LLC (incorporated herein by reference to Exhibit 10.5 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.6
Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, a national banking association, the Company, Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, as co-borrowers, and Schiller Gregory Investment Company, LLC (incorporated herein by reference to Exhibit 10.6 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010)..

10.7
Escrow Agreement, dated May 28, 2010, by and among Clarus Corporation, Everest/Sapphire Acquisition, LLC, U.S. Bank National Association, Ed McCall, and Black Diamond Equipment, Ltd (incorporated herein by reference to Exhibit 10.7 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.8
Form of Black Diamond Registration Rights Agreement, dated May 28, 2010 (incorporated herein by reference to Exhibit 10.8 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

CLARUS CORPORATION

10.9
Form of 5% Subordinated Promissory Note Due May 28, 2017 (incorporated herein by reference to Exhibit 10.9 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.10
Form of Gregory Registration Rights Agreement, dated May 28, 2010 (incorporated herein by reference to Exhibit 10.10 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.11	Form of Lock-up Agreement dated May 28, 2010 (incorporated herein by reference to Exhibit 10.11 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.12
Form of Restrictive Covenant Agreement, dated May 28, 2010 (incorporated herein by reference to Exhibit 10.12 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.13
Employment Agreement, dated as of May 28, 2010, between Clarus Corporation and Warren B. Kanders (incorporated herein by reference to Exhibit 10.13 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.14
Employment Agreement, dated as of May 28, 2010, between Clarus Corporation and Robert R. Schiller (incorporated herein by reference to Exhibit 10.14 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.15
Employment Agreement, dated as of May 7, 2010, between Clarus Corporation and Peter Metcalf (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2010).

10.16
Amendment No. 1 to Employment Agreement, dated as of May 28, 2010, between Clarus Corporation and Peter Metcalf (incorporated herein by reference to Exhibit 10.16 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.17
Restricted Stock Agreement, dated May 28, 2010, between Clarus Corporation and Warren B. Kanders (incorporated herein by reference to Exhibit 10.17 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

10.18
Transition Agreement, dated May 28, 2010 between Clarus Corporation and Kanders and Company, Inc (incorporated herein by reference to Exhibit 10.18 of the Current Report on Form 8-K dated May 28, 2010, filed by Clarus Corporation, on June 4, 2010).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CLARUS CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CLARUS CORPORATION

Date: August 9, 2010

/s/ Peter Metcalf
Peter Metcalf
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Peay
Robert Peay,
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

CLARUS CORPORATION

EXHIBIT INDEX

Number	Exhibit

3.2	Amendment No. 3 to the Amended and Restated Bylaws.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.