Form 10-Q
period 2010-09-30
CLARUS CORP
filed 2010-11-09
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

2084 East 3900 South
Salt Lake City, Utah
(Address of principal executive offices)
84124
(Zip code)

(801) 278-5552
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES [ ] NO [X]

As of November 4, 2010, there were outstanding 21,738,484 shares of common stock, par value $0.0001.

INDEX

CLARUS CORPORATION

PART I	FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2010 (unaudited), December 31, 2009, and June 30, 2009 (Predecessor)	3
	Condensed Consolidated Statements of Operations (unaudited) - Three months ended September 30, 2010 and 2009, and three months ended September 30, 2009 (Predecessor)	4
	Condensed Consolidated Statements of Operations (unaudited) - Nine months ended September 30, 2010 and 2009, five months ended May 28, 2010 (Predecessor) and nine months ended September 30, 2009 (Predecessor)	5
	Condensed Consolidated Statements of Cash Flows (unaudited) - Nine months ended September 30, 2010 and 2009, five months ended May 28, 2010 (Predecessor) and nine months ended September 30, 2009 (Predecessor)	6
	Notes to Unaudited Condensed Consolidated Financial Statements - September 30, 2010	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41
Item 4.	Procedures and Controls	41
PART II	OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 6.	Exhibits	43
SIGNATURE PAGE		44
EXHIBIT INDEX		45

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

			Predecessor
			Company (Note 1)
	September 30, 2010	December 31, 2009	June 30, 2009
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,592	$58,363	$1,271
Marketable securities	-	24,059	-
Accounts receivable, less allowance for doubtful
accounts of $353, $0, and $474, respectively	25,304	-	9,727
Inventories	33,338	-	25,580
Prepaid and other current assets	2,649	673	646
Income tax receivable	1,339
Deferred income taxes	-	-	1,810
Total Current Assets	64,222	83,095	39,034

Non-Current Assets
Property and equipment, net	14,164	696	9,781
Definite lived intangible assets, net	17,772	-	32
Indefinite lived intangible assets	32,650	-	897
Goodwill	34,186	-	1,160
Deferred income taxes	53,246	-	-
Other long-term assets	702	-	-
Total Non-Current Assets	152,720	696	11,870
TOTAL ASSETS	$216,942	$83,791	$50,904

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$17,363	$1,713	$9,884
Deferred income taxes	1,174	-	-
Current portion of debt	185	-	2,992
Total Current Liabilities	18,722	1,713	12,876

Non-Current Liabilities
Long-term debt	32,741	-	13,398
Other long-term liabilities	1,341	-	797
Deferred income taxes	1,794	-	601
Deferred rent	-	446	-
TOTAL LIABILITIES	54,598	2,159	27,672

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000,000
shares authorized; none issued	-	-	-
Common stock, $.0001 par value; 100,000,000
shares authorized; 21,813,484 shares issued
and 21,738,484 outstanding in 2010	2	2	-
Common stock, $0.01 par value; 200,000
shares issued at June 30, 2009 (including 11,128
shares held in treasury at June 30, 2009)	-	-	1
Additional paid in capital	398,790	370,994	2,722
(Accumulated deficit) retained earnings	(237,723)	(289,368)	22,499
Treasury stock, at cost	(3)	(2)	(2,678)
Accumulated other comprehensive income	1,278	6	688
TOTAL STOCKHOLDERS' EQUITY	162,344	81,632	23,232
TOTAL LIABILITIES AND EQUITY	$216,942	$83,791	$50,904

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			THREE MONTHS
			ENDED
	September 30, 2010	September 30, 2009	September 30, 2009

Sales
Domestic sales	$14,056	$-	$10,956
International sales	19,890	-	14,599
Total sales	33,946	-	25,555

Cost of goods sold	24,411	-	15,597
Gross profit	9,535	-	9,958

Operating expenses
Selling, general and administrative	10,764	874	6,539
Restructuring charge	772	-	-
Merger and integration	88	-	-
Transaction costs	313	32	-

Total operating expenses	11,937	906	6,539

Operating loss	(2,402)	(906)	3,419

Other (expense) income
Interest expense	(644)	-	(187)
Interest income	6	56	-
Other, net	(1,586)	-	144

Total other (expense) income, net	(2,224)	56	(43)

(Loss) income before income tax	(4,626)	(850)	3,376
(Benefit) income tax provision	(1,332)	-	615
Net (loss) income	$(3,294)	$(850)	$2,761

(Loss) earnings per share attributable
to stockholders:
Basic (loss) earnings per share	$(0.15)	$(0.05)

Diluted (loss) earnings per share	$(0.15)	$(0.05)

Weighted average common shares
outstanding for earnings per share:
Basic	21,731	16,867

Diluted	21,731	16,867

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	NINE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	NINE MONTHS
			ENDED	ENDED
	September 30, 2010	September 30, 2009	May 28, 2010	September 30, 2009

Sales
Domestic sales	$18,092	$-	$15,751	$27,294
International sales	23,598	-	19,192	34,268
Total sales	41,690	-	34,943	61,562

Cost of goods sold	30,347	-	21,165	38,728
Gross profit	11,343	-	13,778	22,834

Operating expenses
Selling, general and administrative	18,963	3,004	12,138	18,989
Restructuring charge	2,149	-	-	-
Merger and integration	868	-	-	-
Transaction costs	5,075	32	-	-

Total operating expenses	27,055	3,036	12,138	18,989

Operating (loss) income	(15,712)	(3,036)	1,640	3,845

Other (expense) income
Interest expense	(980)	-	(165)	(813)
Interest income	45	664	3	-
Other, net	(1,474)	-	1,803	369

Total other (expense) income, net	(2,409)	664	1,641	(444)

(Loss) income before income tax	(18,121)	(2,372)	3,281	3,401
(Benefit) income tax provision	(69,765)	-	966	624
Net income (loss)	$51,644	$(2,372)	$2,315	$2,777

(Loss) earnings per share attributable
to stockholders:
Basic (loss) earnings per share	$2.71	$(0.14)

Diluted (loss) earnings per share	$2.67	$(0.14)

Weighted average common shares
outstanding for earnings per share:
Basic	19,092	16,867

Diluted	19,339	16,867

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

	NINE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	NINE MONTHS
			ENDED	ENDED
	September 30, 2010	September 30, 2009	May 28, 2010	September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,644	$(2,372)	$2,315	$2,777
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation on property and equipment	1,170	260	865	1,684
Amortization of intangible assets	444	-	2	-
Accretion of notes payable	336	-	17	10
Loss on disposition of assets	597	-	1	2
Amortization of equity and stock based compensation plans	4,423	371	375	44
Amortization of discount on securities, net	-	(452)	-	-
Tax benefit related to stock issued as deferred compensation	-	-	-	53
Treasury stock issued as director compensation	-	-	-	13
Deferred income taxes	(70,354)	-	(166)	85
Changes in operating assets and liablities, net of acquisitions:
(Increase)/decrease in accounts receivable	(9,504)	-	4,063	(6,111)
Increase in inventory	(1,498)	-	(343)	(1,575)
(Increase)/decrease in interest receivable, prepaid and other current assets	71	(53)	(1,387)	1,347
Increase/(decrease) in accounts payable and accrued liabilities	2,488	(64)	1,670	(73)
(Decrease)/increase in deferred rent	(446)	24	-	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(20,629)	(2,286)	7,412	(1,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	(22,065)	(30,892)	-	-
Proceeds from maturity and sales of marketable securities	46,124	72,698	-	-
Purchase of businesses, net of cash received	(82,560)	-	-	-
Purchase of intangible assets	-	-	(10)	-
Proceeds from disposition of property and equipment	-	-	10	12
Purchase of property and equipment	(761)	(6)	(788)	(2,597)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(59,262)	41,800	(788)	(2,585)

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt, revolving lines of credit and capital leases	(5,064)	-	(6,261)	(128)
Proceeds from long-term debt, revolving lines of credit and capital leases	24,162	-	-	3,977
Purchase of treasury stock	-	-	-	(1,374)
Proceeds from sales of treasury stock and exercise of stock options	1,005	-	-	2,162
Proceeds from the sale of stock	2,903	-	-	-
Dividends paid	-	-	-	(225)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,006	-	(6,261)	4,412

Effect of foreign exchange rates on cash	114	-	(60)	(58)

CHANGE IN CASH AND CASH EQUIVALENTS	(56,771)	39,514	303	25
CASH AND CASH EQUIVALENTS, beginning of period	58,363	19,342	1,317	2,126
CASH AND CASH EQUIVALENTS, end of period	$1,592	$58,856	$1,620	$2,151

SUPPLEMENTAL DISCLOSURE:
Cash paid for income taxes	$1,573	$-	$596	$936
Cash paid for interest	$554	$-	$183	$784
Note payable to acquire intangible asset	$-	$-	$-	$897
Stock issued for acquisition	$19,465	$-	$-	$-
Notes and deferred compensation issued in acquisition	$13,436	$-	$-	$-

SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (“Clarus” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and nine months ended September 30, 2010 and 2009, have been prepared in accordance with U.S. generally accepted accounting principles and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be obtained for the year ending December 31, 2010.  These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2009, filed with the Securities and Exchange Commission.

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

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (“BDE”) and Gregory Mountain Products, Inc. (“GMP”).  Because the Company had no operations at the time of our acquisition of BDE, BDE is considered to be our predecessor company (the “Predecessor” or the “Predecessor Company”) for financial reporting purposes.  The Predecessor does not include GMP.  Accordingly, relevant historical information has been presented for BDE (See Note 2 for a more detailed explanation of the acquisition).

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At September 30, 2010, the Company did not hold any amounts that were considered to be cash equivalents.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

Marketable Securities

The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.  At September 30, 2010, the Company did not hold any amounts that were considered to be marketable securities.

At December 31, 2009, marketable securities consisted of government and government agency notes and bonds with a fair market value of $24,059. The amortized cost of marketable securities at December 31, 2009 was $24,059 with an unrealized gain of $6.  The maturities of all securities are less than 12 months at December 31, 2009.

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

Inventories

Inventories at September 30, 2010 are stated at the lower of cost (using the first-in, first-out method “FIFO”) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in.  Inventories at June 30, 2009, Predecessor, other than Black Diamond Equipment AG (“BDAG”) and Black Diamond Sporting Equipment (ZFTZ) Co. Ltd (“BDEA”), are stated at the lower of last-in, first out (“LIFO”) cost or market value.  The excess of current cost using the FIFO cost method over the LIFO value of inventories was approximately $1,062 at June 30, 2009.  Inventories at BDAG and BDEA are stated at the lower of FIFO cost or market value.  Inventories at BDAG and BDEA totaled approximately $13,974 at June 30, 2009.

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisitions of BDE and GMP and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill and indefinite lived intangible assets are not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists.  Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

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

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated assets, liabilities and cash flows.  The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure.  These derivatives are carried at fair value on the Company’s condensed consolidated balance sheets in prepaid expenses and accrued liabilities.  Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income.  For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged item is recognized in earnings.  The Company uses operating budgets and cash flow forecasts to estimate future economic exposure and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management policies.

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

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

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

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities.  As of September 30, 2010, the Company had no uncertain tax positions that quality for either recognition or disclosure in the financial statements. The Company conducts its business globally.  As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of 2006-2008.

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

Segment Information

The Company has determined that during 2009, 2008, and 2007, the Company operated in one principal business segment.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 2.  ACQUISITIONS

Black Diamond Equipment, Ltd.

On May 28, 2010, Clarus acquired BDE, a Delaware corporation, pursuant to the Agreement and Plan of Merger dated May 7, 2010 (the “Black Diamond Merger Agreement”), by and among Clarus, BDE, Everest/Sapphire Acquisition, LLC (“Purchaser”), a Delaware limited liability company and wholly-owned direct subsidiary of Clarus, Sapphire Merger Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned direct subsidiary of Purchaser, and Ed McCall, as Stockholders’ Representative.  Under the Black Diamond Merger Agreement, Purchaser acquired BDE and its three subsidiaries through the merger of Merger Sub with and into BDE, with BDE as the surviving corporation of the merger (the “Black Diamond Merger”).

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

In the Gregory Merger, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,111 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of Gregory as follows: (i) the issuance of 2,419 shares to Kanders GMP Holdings, LLC and 1,256 shares to Schiller Gregory Investment Company, LLC of Clarus’ unregistered common stock, and (ii) the issuance by Clarus of the 5% seven year subordinated promissory notes dated May 28, 2010 (the “Merger Consideration Subordinated Notes”) in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC. The merger consideration payable to the Gregory Stockholders was approved by a special committee comprised of independent directors of Clarus’ Board of Directors.

Clarus’ actual closing stock price was $6.85 on May 28, 2010, the date that each of the Black Diamond Merger and the Gregory Merger (together, the “Mergers”) was completed.   Since a two year lock up is in place on all the shares issued to Kanders GMP LLC and to Schiller Gregory Investment Company, LLC, a discount of $1.58 (23%) was applied against the $6.85 closing stock price to yield a fair value of $5.27 per share.  The 23% discount was calculated using the Finerty model with a two-year term and a volatility of 75.9%.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, requires that the fair value of replacement awards and cash payments made to settle vested awards attributed to precombination service be included in the consideration transferred.  The fair value of GMP share awards, not including stock units, which will immediately vest at the effective date of the Mergers, as applicable, has been attributed to precombination service and included in the consideration transferred in the amounts of $593, consisting of $185 in cash, $316 in notes, and $92 in stock.  The amount attributable to post combination service that will be expensed subsequent to the date of acquisition was $682.

The Company believes the merger of Clarus, BDE and GMP will produce the following significant benefits:

•	Create a unique platform to build a large, global and diversified outdoor equipment and lifestyle company, which seeks to be strengthened from both organic and acquisition growth;
•	Access to ample liquidity to fuel brand penetration and expansion;
•	Utilization of a significant portion of its deferred tax asset;
•	Preservation of an organization and culture with a strong foundation with greater resources and opportunities;
•	Ability to better utilize existing supply chain and distribution channels;
•	Greater combined global revenue balance; and
•	Improved efficiencies by combining certain operational functions.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

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

	BDE	GMP

	Estimated Fair Value	Number of Shares	Estimated Fair Value	Estimated Fair Value

Cash paid to BDE and GMP	$85,675	-	$185	$85,860

Issuance to GMP of shares of Clarus	-	3,676	19,373	19,373

Issuance to GMP of 5% subordinated notes	-	-	13,120	13,120

Issuance of additional shares of Clarus	-	31	92	92

Payment of deferred compensation (5% notes)	-	-	316	316

Total estimated purchase consideration	$85,675	3,707	$33,086	$118,761

Assets Acquired and Liabilities Assumed
Assets
Cash and cash equivalents	$1,854		$1,446	$3,300
Accounts receivable, net	12,393		3,053	15,445
Inventories	26,079		4,390	30,469
Prepaid and other current assets	2,161		148	2,309
Property and equipment	13,687		693	14,380
Amortizable definite lived intangible assets	12,733		5,483	18,216
Identifiable indefinite lived intangible assets	19,600		13,050	32,650
Goodwill	21,583		12,603	34,186
Deferred income taxes	920		65	985
Other long-term assets	345		133	478
Total Assets	111,355		41,064	152,419

Liabilities
Accounts payable and accrued liabilities	8,077		3,058	11,135
Current portion of debt	200		-	200
Long-term debt	245		-	245
Other long-term liabilities	1,030		-	1,030
Deferred income taxes	16,128		4,920	21,048
Total Liabilities	25,680		7,978	33,658

Net book value acquired	$85,675		$33,086	$118,761

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

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

PRO FORMA RESULTS

The following pro forma results are based on the individual historical results of Clarus, BDE and GMP, with adjustments to give effect to the combined operations as if the Mergers had been consummated at the beginning of the periods presented.  The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transaction in fact occurred at the beginning of the earliest periods presented.

	PRO FORMA
	THREE MONTHS ENDED	NINE MONTHS ENDED

	September 30, 2009	September 30, 2010	September 30, 2009

Sales	$30,942	$90,794	$83,385
Net (loss)/income	$1,594	$54,532	$1,627
Net (loss)/income per share - basic	$0.09	$2.86	$0.10
Net (loss)/income per share - diluted	$0.09	$2.82	$0.10

NOTE 3.   INVENTORIES

Inventories, as of September 30, 2010, December 31, 2009 and for the Predecessor, as of June 30, 2009, were as follows:

			Predecessor
			Company
	September 30, 2010	December 31, 2009	June 30, 2009

Finished goods	$27,695	$-	$20,404
Work-in-process	829	-	465
Raw materials and supplies	4,814	-	4,711

Total Inventory	$33,338	$-	$25,580

At the time of acquisition, on May 28, 2010, inventories reflected an increase of $3,850 and $1,147 to record BDE and GMP’s inventory, respectively, at its estimated fair value.  The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.  As the Company has sold through a portion of the acquired inventory, the cost of sales reflect the non-cash increased valuation of BDE’s and GMP’s inventory, which has temporarily reduced the Company’s gross margin through September 30, 2010 and will continue to do so until the end of fiscal year 2010.  During the three and nine-month periods ending September 30, 2010, $3,158 and $4,321, respectively, of the fair value adjustment was recognized in cost of goods sold, and $676 of the fair value adjustment remains in inventory at September 30, 2010 to be recognized in cost of goods sold by the end of the fiscal year.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 4.  PROPERTY AND EQUIPMENT

Property and Equipment, net as of September 30, 2010, and December 31, 2009 and for the Predecessor, as of June 30, 2009 was as follows:

			Predecessor
			Company
	September 30, 2010	December 31, 2009	June 30, 2009

Land	$2,850	$-	$336
Building and improvements	2,687	1,894	4,279
Furniture and fixtures	1,581	453	2,177
Computer hardware and software	1,964	120	3,620
Machinery and equipment	5,520	144	8,662
Construction in progress	784	-	725

Total Property & Equipment	$15,386	$2,611	$19,799

Less accumulated depreciation	(1,222)	(1,915)	(10,018)

Property and equipment, net	$14,164	$696	$9,781

Property and equipment reflects an increase of approximately $4,262 and $150 to record BDE’s and GMP’s property and equipment, respectively, at their respective estimated fair values.  The Company believes these amounts represent the best estimates of fair value.  The fair value of BDE’s and GMP’s property and equipment was estimated using the replacement cost method.  Under the replacement cost method, fair value is estimated to be the amount a market participant would pay to replace the asset.

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

Definite lived intangible assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives.  Preliminary fair value estimates for amortizable intangible assets acquired, primarily consisting of customer relationships, core technologies and product technologies are below.  Intangible assets, net of amortization as of September 30, 2010 and December 31, 2009 and for the Predecessor as of June 30, 2009 were as follows:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

	September 30, 2010

		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Customer relationships	$16,376	$(365)	$16,011	15.1	years
Core technologies	1,505	(55)	1,450	9.3	years
Product technologies	335	(24)	311	4.6	years
Intangibles not subject to amortization
Tradenames and trademarks	32,650	-	32,650	N/A
Intangibles, net	$50,866	$(444)	$50,422	$14.4	years

There were no intangible assets as of December 31, 2009.

	Predecessor Company
	June 30, 2009

		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Product technologies	$68	$(36)	$32	14.1	years
Intangibles not subject to amortization
Tradenames and trademarks	897	-	897	N/A
Intangibles, net	$965	$(36)	$929	$14.1	years

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 6.  LONG-TERM DEBT

Long-term debt, net as of September 30, 2010, December 31, 2009 and for the Predecessor, as of June 30, 2009, was as follows:

			Predecessor
			Company
	September 30, 2010	December 31, 2009	June 30, 2009

Revolving credit facility (a)	$19,163	$-	$12,669
5% Senior Subordinated Notes due 2017 (b)	13,382	-	-
Revolving line of credit (c )	-	-	2,763
Note payable to government agency (d)	-	-	345
Capital leases (e)	381	-	613
Total	32,926	-	16,390
Less current portion	(185)		(2,992)
Total long term debt obligations	$32,741	$-	$13,398

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

(b)
In connection with the Gregory Merger, $22,056 in subordinated notes was issued.  The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time.  Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted it to $13,127 at date of acquisition.

(c)	Unsecured revolving line of credit with a bank with a maximum availability of $3,685, interest at 2.0%. This revolving line of credit was paid off on May 28, 2010.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

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

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to September 30, 2010, excluding the debt discount of $8,674 associated with the 5% Senior Subordinated Notes due 2017, are as follows:

Maturities of long term debt are as follows:

Remainder of 2010	$-
2011	-
2012	-
2013	19,163
2014	-
Thereafter	13,382
$32,545

Property held under capital leases as of September 30, 2010, December 31, 2009 and for the Predecessor Company as of June 30, 2009 was approximately $590, $0, and $848, respectively, and accumulated amortization was approximately $27, $0 and $192, respectively.

Capital lease future minimum lease payments and the present value of net minimum lease payments for the years subsequent to September 30, 2010, are as follows:

Remainder of 2010	$82
2011	174
2012	92
2013	47
2014	16
Thereafter	-
Total Future minimum lease payments	411
Less amount representing interest	(30)
Present value of net minimum lease payments	381
Less current portion	(185)
Long-term capial lease obligations	$196

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities as of September 30, 2010, December 31, 2009 and for the Predecessor, as of June 30, 2009, were as follows:

			Predecessor
			Company
	September 30, 2010	December 31, 2009	June 30, 2009

Trademark payable	$697	$-	$797
GMP deferred compensation	385	-	-
BDAG pension liability	409	-	-
Total	1,491	-	797
Less current portion	(150)	-	-
Total Other Long-Term Liabilities	$1,341	$-	$797

In June 2009, the Company entered into a contract to purchase the exclusive rights to the Black Diamond trademark for clothing.  The face amount of the non-interest bearing note was $1,000. The unamortized discount, based upon an imputed interest rate of 5%, was $103 at inception.

Future payments under this agreement (including imputed interest) for the years subsequent to September 30, 2010 are approximately:

Remainder of 2010	$-
2011	150
2012	600
$750

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Contracts not designated as hedged instruments

The Company held the following contracts not designated as hedged instruments as of September 30, 2010 and for the Predecessor Company as of June 30, 2009.  There were no derivative contracts not designated as hedged instruments as of December 31, 2009.

	September 30, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	$2,348	November-10
Foreign exchange contracts - Euros	2,634	November-10
Foreign exchange contracts - British Pounds	282	November-10
Foreign exchange contracts - Swiss Francs	3,750	November-10
Foreign exchange contracts - Canadian Dollars	1,578	November-10

	Predecessor Company
	June 30, 2009
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Euros	$2,500	October-09
Foreign exchange contracts - Swiss Francs	750	November-09
Non-deliverable contracts - Chinese Yuans	25,300	February-10

Forward interest rate swap not designated as hedged instrument

During period ended June 30, 2009, the Predecessor Company held a forward interest rate swap, in an effort to manage interest rate risk on a certain debt instrument with a variable interest rate.  In September 2005, the Predecessor Company entered into a swap agreement with a notional amount of $4,000, a maturity date of October 2010, and a fixed rate of 4.54%.  The fair value as of June 30, 2009 was approximately $201.  This swap does not qualify for hedge accounting treatment; therefore, the change in the agreement’s fair value has been expensed on the condensed consolidated statements of operations.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

Derivative Contracts designated as hedged instruments

The Company held the following contracts designated as hedged instruments as of September 30, 2010 and for the Predecessor Company as of June 30, 2009.  There were no derivative contacts designated as hedged instruments at December 31, 2009.

	September 30, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	$1,026	January-11
Foreign exchange contracts - British Pounds	527	May-11
Foreign exchange contracts - Canadian Dollars	4,754	June-11
Foreign exchange contracts - Euros	10,472	December-11
Foreign exchange contracts - Swiss Francs	17,835	February-12

	Predecessor Company
	June 30, 2009
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	2,244	December-09
Foreign exchange contracts - Euros	8,736	June-10
Foreign exchange contracts - British Pounds	922	June-10
Foreign exchange contracts - Swiss Francs	7,300	June-10

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item.  For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings.  No amounts were reclassified to sales during the three and nine-month periods ended September 30, 2010.  During the three and nine-month period ended September 30, 2010, the Company reported an adjustment to accumulated other comprehensive income of approximately $205, as a result of the change in fair value of these contracts.  During the three and nine-month period ended September 30, 2009, the Predecessor reported an adjustment to accumulated other comprehensive income of approximately $(461), as a result of the change in fair value of these contracts.

Certain of these contracts did not qualify as effective hedge instruments and as such the changes in the fair value of the instruments were recognized in other income in the statements of operations for the five-month period ended May 28, 2010 for the Predecessor.

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

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

The following tables present the financial and non-financial assets and liabilities that are recorded at fair value on a recurring, and non-recurring, basis as of September 30 2010, December 31, 2009, and for the Predecessor Company as of June 30, 2009 in the consolidated balance sheets by fair value hierarchy level, as described above.

	September 30, 2010
	Level 1	Level 2	Level 3	Total

Financial Assets:
Forward exchange contracts	$-	$1,098	$-	$1,098
Total financial assets	$-	$1,098	$-	$1,098

Financial Liabilities
Forward exchange contracts	$-	$803	$-	$803
Total financial liabilities	$-	$803	$-	$803

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$58,363	$-	$-	$58,363
Marketable securities	24,059	-	-	24,059
Total assets	$82,422	$-	$-	$82,422

	Predecessor Company June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Cash equivalents	$395	$-	$-	$395
Forward exchange contracts	-	57	-	57
Total assets	$395	$57	$-	$452

Liabilities
Forward interest rate swap	$-	$-	$201	$201
Forward exchange contracts	-	593	-	593
Total liabilities	$-	$593	$201	$794

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings (loss) per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

BASIC EARNINGS (LOSS) PER SHARE CALCULATION:
Net income (loss)	$(3,294)	$(850)	$51,644	$(2,372)

Weighted average common shares - basic	21,731	16,867	19,092	16,867

Basic net income (loss) per share	$(0.15)	$(0.05)	$2.71	$(0.14)

DILUTED EARNINGS (LOSS) PER SHARE CALCULATION:
Net income (loss)	$(3,294)	$(850)	$51,644	$(2,372)

Weighted average common shares - basic	21,731	16,867	19,092	16,867
Effect of dilutive stock options	-	-	36	-
Effect of dilutive restricted stock and restricted stock units	-	-	211	-
Weighted average common shares - diluted	21,731	16,867	19,339	16,867

Diluted net income (loss) per share	$(0.15)	$(0.05)	$2.67	$(0.14)

For the nine-months ended September 30, 2010, diluted earnings per share attributable to common stockholders included the dilutive effect of options to purchase 493 shares of the Company’s common stock and 592 shares of restricted stock and restricted stock units as these securities were potentially dilutive in computing earnings per share.  Diluted earnings per share for the nine months ended September 30, 2010 also excludes the anti-dilutive effect of options to purchase 1,563 shares of the Company’s common stock whose exercise prices were higher than the average market price of the Company’s common stock for the nine-month period ended September 30, 2010.

For the three months ended September 30, 2010 and the three and nine-month periods ended September 30, 2009, basic net loss per share attributable to common stockholders was the same as diluted net loss per share attributable to common stockholders because all potentially dilutive securities were anti-dilutive in computing diluted net loss per share for the period.  Options to acquire 838 shares of common stock during the three months ended September 30, 2010 and 1,969 shares of common stock and 500 shares of restricted stock during the three and nine-month periods ended June 30, 2009 were outstanding and anti-dilutive because the Company incurred losses during the periods.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 11.  STOCK-BASED COMPENSATION PLAN (SHARE AMOUNTS NOT IN THOUSANDS)

The Company adopted the 2005 Stock Incentive Plan (the “2005 Plan”), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. As of September 30, 2010, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of September 30, 2010, 1,738,750 stock options have been awarded under the 2005 Plan, of which 490,000 are unvested and 727,500 are vested and eligible for exercise.

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

Options Granted During Nine Months Ended September 30, 2010

Number of Options	60,000	40,000	490,000
Option Vesting Period	Immediate	Immediate	4.5 Years
Grant Price	$6.85	$6.85	$6.25 - $6.85
Dividend Yield	0.00%	0.00%	0.00%
Expected Volatility (a)	54.60%	71.70%	54.1% - 55.1%
Risk-free Interest Rate	2.10%	0.34%	2.09% - 2.75%
Expected Life (Years)	5	1.29	6.45
Weighted Average Fair Value	$3.33	$2.18	$3.39 - $3.82
Aggregate Fair Value	$200	$87	$1,862

(a)
Since BDE’s historical volatility was not representative of the business going in the future, therefore, BDE’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as BDE.

Using these assumptions, the fair value of the stock options granted on May 28, 2010 was approximately $2,092, which will be amortized over the vesting period of the options.

Also on May 28, 2010, the Company accelerated the vesting of 180,000 unvested options originally issued December 13, 2007 to terminated employees.  As part of the severance agreements, the expiration period of these options was extended until May 28, 2013.  The total increase to non-cash equity compensation related to these options was $199, which was recorded in general and administrative expenses on the date of acceleration.

The Company’s Compensation Committee and Board of Directors approved, effective as of May 28, 2010, the extension of the expiration date from December 20, 2012 to May 31, 2020 of an aggregate of 800,000 vested non-plan stock options previously granted to Mr. Kanders pursuant to a stock option agreement, dated December 23, 2002, between the Company and Mr. Kanders.  The total increase to non-cash equity compensation related to these options was $1,124, which was recorded in general and administrative expenses on the effective date of the extension of the expiration date.

The Company’s Compensation Committee and Board of Directors approved effective as of May 28, 2010, the acceleration of vesting of 500,000 shares of restricted common stock that had been previously granted to Mr. Kanders, pursuant to a restricted stock agreement dated April 11, 2003, between the Company and Mr. Kanders. The total increase to non-cash equity compensation related to this award was $871, which was recorded in general and administrative expenses on the date of acceleration.

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

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

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

Using these assumptions, the fair value of the restricted stock awards granted on May 28, 2010 was approximately $2,990, which will be amortized over the expected life of the awards.

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

The Company recorded total non-cash stock compensation expense related to stock options and restricted stock as follows:

	THREE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			THREE MONTHS
			ENDED
	September 30, 2010	September 30, 2009	September 30, 2009

Restricted stock/deferred compensation	$572	$67	$(4)
Stock options	151	(38)	24

Total	$723	$29	$20

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

	NINE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	NINE MONTHS
			ENDED	ENDED
	September 30, 2010	September 30, 2009	May 28, 2010	September 30, 2009

Restricted stock/deferred compensation	$1,721	$201	$15	$4
Restricted stock units	683	-	-	-
Stock options	1,874	170	360	40
Stock subscription expense (see Note 15)	145	-	-	-

Total	$4,423	$371	$375	$44

	Options	Weighted Average Exercise Price	Restricted Stock	Restricted Stock Units

Outstanding at December 31, 2009	1,968,750	$7.01	500,000	-
Granted	590,000	6.83	500,000	92,401
Exercised	(181,250)	5.55	(500,000)	-
Forfeited	-
Outstanding at September 30, 2010	2,377,500	$7.08	500,000	92,401

Options exercisable at September 30, 2010	1,887,500	$7.15

The following table summarizes information about stock options outstanding as of September 30, 2010:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$3.85 - $5.33	162,500	162,500	3.2	$4.39
$5.34 - $10.00	2,215,000	1,725,000	4.0	$7.40
	2,377,500	1,887,500	3.6	$7.15

The fair value of unvested shares is determined based on the market price of our shares on the grant date.  As of September 30, 2010, there were 490,000 unvested stock options and unrecognized compensation cost of $1,701 related to unvested stock options.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily consists of net income (loss), unrealized gains and losses from available-for-sale marketable securities, and changes in our forward foreign exchange contracts.   The components of comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 were as follows:

	THREE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			THREE MONTHS
			ENDED
	September 30, 2010	September 30, 2009	September 30, 2009

Net income/(loss)	$(3,294)	$(850)	$2,761
Unrealized gain/(loss) on marketable securities	-	4	-
Decrease in hedge foreign exchange contact	(205)	-	-

Total	$(3,499)	$(846)	$2,761

	NINE MONTHS ENDED		PREDECESSOR COMPANY (NOTE 1)
			FIVE MONTHS	NINE MONTHS
			ENDED	ENDED
	September 30, 2010	September 30, 2009	May 28, 2010	September 30, 2009

Net income/(loss)	$51,644	$(2,372)	$2,315	$2,777
Unrealized gain/(loss) on marketable securities	(6)	(395)	-	-
Decrease in hedge foreign exchange contact	(205)	-	-	(461)

Total	$51,433	$(2,767)	$2,315	$2,316

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

Operating lease payments for the years subsequent to September 30, 2010 are as follows:

Remainder of 2010	$326
2011	1,100
2012	766
2013	506
2014	39
Thereafter	66
Total operating lease payments	$2,803

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NOTE 14.  NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements for the three months ended September 30, 2010 that materially impacted the financial results or disclosures of the Company.

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

Until May 28, 2010, the Company provided certain telecommunication, administrative and other office services, as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  No such services were provided during the three-month period ended September 30, 2010 and such services aggregated $47 during the three-month period ended September 30, 2009.  For the nine-month periods ended September 30, 2010 and 2009, respectively, such services aggregated $75 and $150, respectively.

As of September 30, 2010, the Company had a payable of $270 owed to Kanders & Company.  The amount due to Kanders & Company is included in accrued liabilities in the accompanying condensed consolidated balance sheet. As of December 31, 2009, the Company had a net receivable of $52 from Kanders & Company.  The amount due to and from Kanders & Company was included in prepaid and other current assets and accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The outstanding amount was paid and received in the first quarter of 2010.

In connection with the Company’s acquisitions of BDE and GMP, the Company relocated its corporate headquarters from Stamford, Connecticut to BDE’s corporate headquarters in Salt Lake City, Utah.

On May 28, 2010, the Company entered into a transition agreement (the “Transition Agreement”) with Kanders & Company, which provides for, among other things, (i) assumption by Kanders & Company of the Company’s obligations accrued after May 28, 2010 under the Stamford lease; (ii) the reimbursement of Kanders & Company by the Company for its assumption of the Company’s remaining lease obligations and any related cancellation fees in an amount equal to approximately $1,295, which is comprised of the Company’s 75% pro rata portion of any such remaining lease obligations and any related cancellation fees; (iii)  the indemnification by Kanders & Company of the Company’s lease obligations and any related cancellation fees accruing after May 28, 2010; (iv) the retention of Kanders & Company and payment by the Company to Kanders & Company of an immediate fee of $1,061 for severance payments and transition services subsequent to the closing of the acquisitions of BDE and GMP through March 31, 2011; and (v) the indemnification of Kanders & Company for any liability resulting from the transition services it provides to the Company. In connection with the transition services, the Company assigned to Kanders & Company, certain leasehold improvements, fixtures, hardware and office equipment previously used by the Company, valued at approximately $595.  On September 1, 2010, the Company entered into Amendment No. 1 to the Transition Agreement, pursuant to which the end date for the period in which Kanders & Company is to provide transition services to the Company was modified from March 31, 2011 to December 31, 2010.

Stamford Industrial Group

Until September 30, 2009, the Company provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc. (“SIG”) that were reimbursed by SIG.  Warren B. Kanders, the Company’s Executive Chairman, also served as the Non-Executive Chairman of SIG.   There were no services provided in the three and nine-month period ended September 30, 2010.  No such services were provided during the three-month period ended September 30, 2009.  For the nine-month period ended September 30, 2009, such services aggregated $19.

As of September 30, 2010 and December 31, 2009, the Company had no outstanding receivables from or payables to SIG.

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

Kanders Aviation

During the nine-month period ended September 30, 2010, the Company incurred charges totaling approximately $27 related to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation.   There were no such charges incurred for the three and nine-month periods ended September 30, 2009 and the three-month period ended September 30, 2010.

As of September 30, 2010 and December 31, 2009, the Company had no outstanding receivables from or payables to Kanders Aviation.

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

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

The Company incurred at $145 non-cash stock subscription expense for the difference between the $6.00 per share purchase price and the fair value of the stock on the May 28, 2010 closing date of $6.55 per share, which equaled the closing price of $6.85 less an 8% discount of $0.30 per share.  The discount was calculated using the Finerty model with a nine month estimated marketability restriction due to the unregistered nature of the shares.

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

The Audit Committee is responsible for reviewing and approving all related person transactions. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the last fiscal year and their immediate family members. In addition, under SEC rules, a related person transaction is a transaction or series of transactions in which the company is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

The Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major stockholders are on terms that align the interests of the parties to such agreements with the interests of the stockholders.

These practices are undertaken pursuant to written policies and procedures contained in: (i) the Charter of the Audit Committee of the Company’s Board of Directors, which vests the Audit Committee with the responsibility for the Company’s compliance with legal and regulatory requirements; (ii) the Company’s Amended and Restated Corporate Governance Guidelines, which vests in the Board and its committees the specific function of ensuring processes are in place for maintaining the integrity of compliance with law and ethics, and requiring that directors recuse themselves from any discussion or decision affecting their personal, business or professional interests; and (iii) the Company’s Code of Business Conduct and Ethics, which requires compliance with applicable laws and regulations, the avoidance of conflicts of interest, and prohibits the taking of corporate opportunities for personal benefit.  In addition, as a Delaware corporation, we are subject to Section 144 of the Delaware General Corporation Law, which provides, among other things, that related party transactions involving the Company and our directors or officers need to be approved by a majority of disinterested directors or a duly authorized committee of the Board comprised of disinterested directors after disclosure of the material facts relating to the interested transaction in question.

NOTE 16.  INCOME TAXES

During the three and nine months ended September 30, 2010, the Company recorded a tax benefit of $1,332 and $69,765, respectively.  The benefit recorded during the nine months ended September 30, 2010 of $69,765 related in significant part to the partial release of the valuation allowance carried against our deferred tax assets and reduced the Company's effective tax rate from 38% to (385%) for the nine months ended September 30, 2010, respectively.

As of September 30, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $244,054, $1,300 and $56, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%.  The Company believes its U.S. Federal net operating loss (“NOL”), will offset the majority of its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”).  AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Sub Part F. income and will be offset with the NOL.

Of the approximately $242,017 of net operating losses available to offset taxable income, approximately $221,923 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code as indicated by the following schedule:

CLARUS CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except share and per share amounts)

NET OPERATING CARRYFORWARD EXPIRATION DATES
SEPTEMBER 30, 2010

Expiration Dates December 31,	Net Operating Loss Amount
2010	$7,417
2011	7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	12,102
Total	244,054
Section 382 Limitation	(2,037)
After Limitations	$242,017

*Subject to compliance with Section 382 of the Internal Revenue Code

As of September 30, 2010, the Company’s gross deferred tax asset was approximately $103,000.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of approximately $71,000, not including deferred tax liabilities.

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

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS
 (in thousands, except share and per share amounts)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This Quarterly report on Form 10-Q (the “Report”) includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Clarus Corporation (the “Company” or “Clarus”) may use words such as “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” “will,” and similar expressions to identify forward-looking statements.  These forward-looking statements involve a number of risks, uncertainties and assumptions which are difficult to predict. The Company cautions you that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement. Examples of forward-looking statements include, but are not limited to: (i) statements about the benefits of the Company’s acquisitions of Black Diamond Equipment Ltd (“BDE”) and Gregory Mountain Products, Inc. (“GMP”), including future financial and operating results that may be realized from the acquisitions; (ii) statements of plans, objectives and expectations of the Company or its management or Board of Directors; (iii) statements of future economic performance; and (iv) statements of assumptions underlying such statements and other statements that are not historical facts.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) our ability to successfully integrate BDE and GMP; (ii) our ability to realize financial or operating results as expected; (iii) material differences in the actual financial results of the mergers compared with expectations, including the impact of the mergers on the Company’s future earnings per share; (iv) economic conditions and the impact they may have on BDE and GMP and their respective customers or demand for products; (v) our ability to implement our acquisition growth strategy or obtain financing  to support such strategy; (vi) the loss of any member of our senior management or certain other key executives; (vii) our ability to utilize our net operating loss carry forward; and (viii) our ability to adequately protect our intellectual property rights.  Additional factors that could cause the Company’s results to differ materially from those described in the forward-looking statements can be found in the “Risk Factors” section of the Company’s filings with the Securities and Exchange Commission, including its latest annual report on Form 10-K and most recently filed Forms 8-K and 10-Q, which may be obtained at our web site at www.claruscorp.com or the Securities and Exchange Commission’s web site at www.sec.gov.  All forward-looking statements included in this Report are based upon information available to the Company as of the date of the Report, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Report.

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

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired BDE and GMP (the “Mergers”).  Because the Company had no operations at the time of our acquisition of BDE, BDE is considered to be our predecessor company (the “Predecessor” or the “Predecessor Company”) for financial reporting purposes.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The Company's discussion of financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these condensed consolidated financial statements require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. The Company continually evaluates its estimates and assumptions including those related to revenue recognition, impairment of long-lived assets, and contingencies and litigation. The Company bases its estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

The Company believes the following critical accounting policies include the more significant estimates and assumptions used by management in the preparation of its condensed consolidated financial statements. Our accounting policies are more fully described in Note 1 of our condensed consolidated financial statements.

-
The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated assets, liabilities and cash flows.  The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure.   These derivatives are carried at fair value on the Company’s condensed consolidated balance sheets in other assets and accrued liabilities.  Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income.  For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to earnings in the period the underlying hedged item is recognized in earnings.  The Company uses operating budgets and cash flow forecasts to estimate future economic exposure and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management policies.

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

RESULTS OF OPERATIONS – FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED WITH THE COMBINED THREE MONTHS ENDED SEPTEMBER 30, 2009

The following presents a discussion of operations for the three months ended September 30, 2010, compared with the combined results of the same period in 2009.  The three months ended September 30, 2010 represent the consolidated results of the Company.  The combined results for the three months ended September 30, 2009 represent the results of the Company for the three months ended September 30, 2009 and the results of the Predecessor for the period from July 1, 2009 through September 30, 2009, but do not include the operating results of GMP for the three month period from July 1, 2009 through September 30, 2009.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.  The Mergers were accounted for in accordance with ASC 805, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor.  However, sales and most operating cost items are substantially consistent with those reflected by the Predecessor.  Inventories were revalued in accordance with the purchase accounting rules.  Depreciation and amortization changed as a result of adjustments to the fair values of property and equipment and amortizable intangible assets due to fair value purchase allocation.

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
			Predecessor
	Consolidated		Company	Combined
	September 30, 2010	September 30, 2009	September 30, 2009	September 30, 2009

Sales
Domestic sales	$14,056	$-	$10,956	$10,956
International sales	19,890	-	14,599	14,599
Total sales	33,946	-	25,555	25,555

Cost of goods sold	24,411	-	15,597	15,597
Gross profit	9,535	-	9,958	9,958

Operating expenses
Selling, general and administrative	10,764	874	6,539	7,413
Restructuring charge	772	-	-	-
Merger and integration	88	-	-	-
Transaction costs	313	32	-	32

Total operating expenses	11,937	906	6,539	7,445

Operating income (loss)	(2,402)	(906)	3,419	2,513

Other (expense) income
Interest expense	(644)	-	(187)	(187)
Interest income	6	56	-	56
Other, net	(1,586)	-	144	144

Total other (expense) income, net	(2,224)	56	(43)	13

(Loss) income before income tax	(4,626)	(850)	3,376	2,526
(Benefit) income tax provision	(1,332)	-	615	615
Net (loss) income	$(3,294)	$(850)	$2,761	$1,911

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

SALES

Consolidated sales increased $8,391 or 32.8%, to $33,946 during the three months ended September 30, 2010, compared to combined sales of $25,555 during the three months ended September 30, 2009.  The increase in sales for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the inclusion of $6,281 in sales from GMP, as well as an increase in sales of approximately $2,110 from BDE sales of climbing protection and general mountain products.

Consolidated domestic sales increased $3,100 or 28.3%, to $14,056 during the three months ended September 30, 2010 compared to combined sales of $10,956 during the three months ended September 30, 2009.  The increase in domestic sales for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the inclusion of $2,196 in domestic sales from GMP, as well as an increase in domestic sales of approximately $904 at BDE from climbing protection and general mountain products.

Consolidated international sales increased $5,291 or 36.2%, to $19,890 during the three months ended September 30, 2010 compared to combined sales of $14,599 during the three months ended September 30, 2009.  The increase in international sales for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the inclusion of $4,085 in international sales from GMP, as well as an increase in international sales of approximately $1,206 at BDE from sales of climbing protection and general mountain products.

COST OF GOODS SOLD

Consolidated cost of goods sold increased $8,814 or 56.5%, to $24,411 during the three months ended September 30, 2010, compared to combined cost of goods sold of $15,597 during the three months ended September 30, 2009.  The increase in cost of goods sold for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to an increase in sales, the inclusion of GMP, and the increase in inventory value sold of $3,158 due to the step-up in fair value in purchase accounting.

GROSS PROFIT

Consolidated gross profit decreased $423 or 4.2%, to $9,535 during the three months ended September 30, 2010, compared to combined gross profit of $9,958 during the three months ended September 30, 2009.  The decrease in gross profit for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the non-cash increase in cost of goods sold due to the increase in inventory value as a result of the allocation of fair value in purchase accounting.  Gross margin was 28.1% during the three months ended September 30, 2010, compared to the combined gross margin of 39.0% during the three months ended September 30, 2009.  Excluding the $3,158 step-up in fair value in purchase accounting adjustment, gross margin for the three-month period ending September 30, 2010, would have been 37.4%.  Margins were also reduced due to the negative impact of foreign currency.

OPERATING EXPENSES

Consolidated operating expenses increased $4,492 or 60.3%, to $11,937 during the three months ended September 30, 2010, compared to combined operating expenses of $7,445 during the three months ended September 30, 2009. The increase in operating expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the acquisitions of BDE and GMP that were completed May 28, 2010, as well as the inclusion of GMP.

SELLING, GENERAL AND ADMINISTRATIVE

Consolidated selling, general and administrative expenses increased $3,351 or 45.2%, to $10,764 during the three months ended September 30, 2010, compared to combined selling, general and administrative expenses of $7,413 during the three months ended September 30, 2009. The increase in selling, general and administrative expenses for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the inclusion of GMP expenses of $1,888 and the recognition of non-cash equity compensation expense of $723.  For more details on the non-cash equity compensation, please refer to Note 11 in Part I of this Report.  Selling, general and administrative expense includes salaries and employee benefits, rent, insurance, legal, accounting and other professional fees, state and local non-income based taxes, board of director fees, as well as public company expenses such as transfer agent and listing fees and expenses.

RESTRUCTURING CHARGE

Consolidated restructuring expense increased 100.0%, to $772 during the three months ended September 30, 2010, compared to combined restructuring expense of $0 during the three months ended September 30, 2009.  The increase in restructuring expense for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the acquisition of BDE and GMP.  Such restructuring expenses comprise a portion of (i) $107 related to severance and relocation benefits provided to GMP employees, (ii) $218 related to the release of Clarus from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of Clarus’ corporate office from Stamford, Connecticut to Salt Lake City, Utah and (iii) $447 related to the continued amortization of the $1,061 paid for severance and a transition services agreement between the Company and Kanders & Company.  The Company amortized three months of the transition services payment in the three months ended September 30, 2010.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

MERGER AND INTEGRATION

Consolidated merger and integration expense increased 100.0%, to $88 during the three months ended September 30, 2010, compared to combined merger and integration expense of $0 during the three months ended September 30, 2009.  The increase in merger and integration expense for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to consulting fees related to the acquisitions of BDE and GMP.

TRANSACTION EXPENSE

Consolidated transaction expense increased $281 or 878.1%, to $313 during the three months ended September 30, 2010, compared to combined transaction expense of $32 during the three months ended September 30, 2009.  The increase in transaction expense for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to professional fees related to the acquisitions of BDE and GMP.

INTEREST EXPENSE

Consolidated interest expense increased $457 or 244.4%, to $644 during the three months ended September 30, 2010, compared to combined interest expense of $187 during the three months ended September 30, 2009. The increase in interest expense for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the increase in debt outstanding including $13,382 of discounted 5% Subordinated Notes due 2017 and a $35,000 line of credit for the financing of the acquisitions of BDE and GMP, of which $19,163 was outstanding as of September 30, 2010.

INTEREST INCOME

Consolidated interest income decreased $50, or 89.3%, to $6 during the three months ended September 30, 2010, compared to combined interest income of $56 during the three months ended September 30, 2009.  Interest income during the three month period ended September 30, 2010 and 2009, includes $0 and $16, respectively, in discount accretion and premium amortization.  The decrease in interest income was due primarily to the reduction in cash, which was used to acquire BDE and GMP.

OTHER INCOME/EXPENSE, NET

Consolidated other income, net decreased $1,730 or 1,201.4%, to an expense of $1,586 during the three months ended September 30, 2010, compared to combined other income, net of $144 during the three months ended September 30, 2009. The decrease in other income, net for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was primarily attributable to the change in the mark-to-market value of foreign currency contracts.

INCOME TAXES

Consolidated income taxes for the three months ended September 30, 2010 is an income tax benefit of $1,332 compared to a combined income tax expense of $615 for the three months ended September 30, 2009.  The increase in tax benefit of $1,947 is due primarily to the recording of a pre-tax loss of $4,626 during the three months ended September 30, 2010 compared to pre-tax income of $2,526 during the three months ended September 30, 2009.

NET INCOME

Combined net income decreased $5,205 or 272.4%, to a net loss of $3,294 during the three months ended September 30, 2010, compared to a net income of $1,911 during the three months ended September 30, 2009. The decrease in net income for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was due to the factors discussed above.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

RESULTS OF OPERATIONS – FOR THE COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED WITH THE COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2009

The following presents a discussion of operations for the combined nine months ended September 30, 2010, compared with the same period in 2009.  The combined nine months ended September 30, 2010, represent the results of the Company for the nine months ended September 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.

	NINE MONTHS	FIVE MONTHS	NINE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED		ENDED
		Predecessor			Predecessor
		Company	Combined		Company	Combined
	September 30, 2010	May 28, 2010	September 30, 2010	September 30, 2009	September 30, 2009	September 30, 2009

Sales
Domestic sales	$18,092	$15,751	$33,843	$-	$27,294	$27,294
International sales	23,598	19,192	42,790	-	34,268	34,268
Total sales	41,690	34,943	76,633	-	61,562	61,562

Cost of goods sold	30,347	21,165	51,512	-	38,728	38,728
Gross profit	11,343	13,778	25,121	-	22,834	22,834

Operating expenses
Selling, general and administrative	18,963	12,138	31,101	3,004	18,989	21,993
Restructuring charge	2,149	-	2,149	-	-	-
Merger and integration	868	-	868	-	-	-
Transaction costs	5,075	-	5,075	32	-	32

Total operating expenses	27,055	12,138	39,193	3,036	18,989	22,025

Operating income (loss)	(15,712)	1,640	(14,072)	(3,036)	3,845	809

Other (expense) income
Interest expense	(980)	(165)	(1,145)	-	(813)	(813)
Interest income	45	3	48	664	-	664
Other, net	(1,474)	1,803	329	-	369	369

Total other (expense) income, net	(2,409)	1,641	(768)	664	(444)	220

(Loss) income before income tax	(18,121)	3,281	(14,840)	(2,372)	3,401	1,029
(Benefit) income tax provision	(69,765)	966	(68,799)	-	624	624
Net income (loss)	$51,644	$2,315	$53,959	$(2,372)	$2,777	$405

SALES

Combined sales increased $15,071 or 24.5%, to $76,633 during the nine months ended September 30, 2010, compared to $61,562 during the nine months ended September 30, 2009. The increase in sales for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the inclusion of $8,787 in sales from GMP for four months, as well as an increase in sales of approximately $6,284 by BDE of sales of climbing protection and general mountain products.

Combined domestic sales increased $6,549 or 24.0%, to $33,843 during the nine months ended September 30, 2010 compared to $27,294 during the nine months ended September 30, 2009.  The increase in domestic sales for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the inclusion of $3,298 in domestic sales from GMP for four months, as well as an increase in domestic sales of approximately $3,251 by BDE of from climbing protection and general mountain products.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

Combined international sales increased $8,522 or 24.9%, to $42,790 during the nine months ended September 30, 2010 compared to $34,268 during the nine months ended September 30, 2009.  The increase in international sales for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the inclusion of $5,488 in international sales by GMP for four months, as well as an increase in international sales of approximately $3,034 by BDE of sales of climbing protection and general mountain products.

COST OF GOODS SOLD

Combined cost of goods sold increased $12,784 or 33.0%, to $51,512 during the nine months ended September 30, 2010, compared to $38,728 during the nine months ended September 30, 2009. The increase in cost of goods sold for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to an increase in sales both organically, and from the inclusion of GMP for the four months ended September 30, 2010, and the increase in inventory value sold of $4,321 due to the step up in fair value in purchase accounting.

GROSS PROFIT

Combined gross profit increased $2,287 or 10.0%, to $25,121 during the nine months ended September 30, 2010, compared to $22,834 during the nine months ended September 30, 2009.  Gross margin was 32.8% during the nine months ended September 30, 2010, compared to 37.1% during the nine months ended September 30, 2009.  The decrease in gross profit for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the non-cash increase in cost of goods sold due to the increase in inventory value as a result of the allocation of fair value in purchase accounting.  Excluding the $4,321 step-up in fair value in purchase accounting adjustment, gross margin for the nine-month period ending September 30, 2010, would have been 38.4%, which the increase in gross margin compared to that of the prior year is due to lower outbound costs as a result of shipping full containers from BDE’s China facility and lower costs on manufacturing product at BDE’s China facility.

OPERATING EXPENSES

Combined operating expenses increased $17,168 or 77.9%, to $39,193 during the nine months ended September 30, 2010, compared to $22,025 during the nine months ended September 30, 2009. The increase in operating expenses for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the acquisitions of BDE and GMP that were completed May 28, 2010, as well as the inclusion of GMP for four months.

SELLING, GENERAL AND ADMINISTRATIVE

Combined selling, general and administrative expenses increased $9,108 or 41.4%, to $31,101 during the nine months ended September 30, 2010, compared to $21,993 during the nine months ended September 30, 2009. The increase in selling, general and administrative expenses for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the recognition of non-cash equity compensation expense of $4,798, as well as the inclusion of GMP expenses of $2,641 for the four months ended September 30, 2010.  For more details on the non-cash equity compensation, please refer to Note 11 in Part I of this Report.

RESTRUCTURING CHARGE

Combined restructuring expense increased 100.0%, to $2,149 during the nine months ended September 30, 2010, compared to $0 during the nine months ended September 30, 2009. The increase in restructuring expense for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the acquisitions of BDE and GMP.  Such restructuring expenses comprised of (i) a total of $1,295 relating to the release of Clarus from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of Clarus’ corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets partially offset by $462 write-off of a deferred rent liability for the relocation of Clarus’ corporate office from Stamford, Connecticut to Salt Lake City, Utah, (iii) $107 related to severance and relocation benefits provided to GMP employees, and (iv)  $613 related to the continued amortization of the $1,061 paid for severance and a transition services agreement between the Company and Kanders & Company.  The Company amortized four months of the transition services payment in the nine months ended September 30, 2010.

MERGER AND INTEGRATION

Combined merger and integration expense increased 100.0%, to $868 during the nine months ended September 30, 2010, compared to $0 during the nine months ended September 30, 2009. The increase in merger and integration expense for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to transaction bonuses paid and consulting fees related to the acquisitions of BDE and GMP.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

TRANSACTION EXPENSE

Combined transaction expense increased $5,043 or 15759.4%, to $5,075 during the nine months ended September 30, 2010, compared to $32 during the nine months ended September 30, 2009. The increase in transaction expense for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the acquisitions of BDE and GMP.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of the acquisitions of BDE and GMP, financing and related matters.

INTEREST EXPENSE

Combined interest expense increased $332 or 40.8%, to $1,145 during the nine months ended September 30, 2010, compared to $813 during the nine months ended September 30, 2009. The increase in interest expense for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to four months of new debt outstanding including $13,382 of discounted 5% Subordinated Notes due 2017 and a $35,000 line of credit for the financing of the acquisitions of BDE and GMP, of which $19,163 was outstanding as of September 30, 2010, compared to nine months of line of credit debt outstanding in the nine months ended September 30, 2009.

INTEREST INCOME

Combined interest income decreased $616, or 92.8%, to $48 during the nine months ended September 30, 2010, from $664 in the nine months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 and 2009, includes $15 and $452 in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to the reduction in cash from the acquisition of BDE and GMP, as well as lower rates of return on investments.

OTHER INCOME/EXPENSE, NET

Combined other income, net decreased $40 or 10.8%, to income of $329 during the nine months ended September 30, 2010, compared to income of $369 during the nine months ended September 30, 2009. The decrease in other income, net for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was primarily attributable to the change in the mark-to-market value of foreign currency contracts.

INCOME TAXES

Combined income taxes for the nine months ended September 30, 2010 is an income tax benefit of $68,799 compared to an income tax expense of $624 for the nine months ended September 30, 2009.  The increase in tax benefit of $69,423 is due to primarily to the realization of $65,000 of the Company’s deferred tax asset, as well as a $4,423 benefit for current year losses.

NET INCOME

Combined net income increased $53,554 or 13,223.2%, to $53,959 during the nine months ended September 30, 2010, compared to net income of $405 during the nine months ended September 30, 2009. The increase in net income for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, was due to the factors discussed above.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

LIQUIDITY AND CAPITAL RESOURCES

DISCUSSION OF CASH FLOWS – FOR THE COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2010, COMPARED WITH THE COMBINED NINE MONTHS ENDED SEPTEMBER 30, 2009

The following presents a discussion of operations for the combined nine months ended September 30, 2010, compared with the same period in 2009. The combined nine months ended September 30, 2010, represent the results of the Company for the nine months ended September 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The Predecessor does not include GMP. Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.

	NINE MONTHS	FIVE MONTHS	NINE MONTHS	NINE MONTHS ENDED
	ENDED	ENDED	ENDED
		Predecessor			Predecessor
		Company	Combined		Company	Combined
	September 30, 2010	May 28, 2010	September 30, 2010	September 30, 2009	September 30, 2009	September 30, 2009

Net cash (used in) provided by operating activities	$(20,629)	$7,412	$(13,217)	$(2,286)	$(1,744)	$(4,030)
Net cash (used in) provided by investing activities	(59,262)	(788)	(60,050)	41,800	(2,585)	39,215
Net cash provided by (used in) financing activities	23,006	(6,261)	16,745	-	4,412	4,412
Effect of foreign exchange rates on cash	114	(60)	54	-	(58)	(58)
Change in cash and cash equivalents	(56,771)	303	(56,468)	39,514	25	39,539
Cash and cash equivalents, beginning of period	58,363	1,317	59,680	19,342	2,126	21,468
Cash and cash equivalents, end of period	$1,592	$1,620	$3,212	$58,856	$2,151	$61,007

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES

Combined net cash (used in) provided by operating activities increased $9,187 to $(13,217) during the nine months ended September 30, 2010, compared to $(4,030) during the nine months ended September 30, 2009.  The increase in cash used  is largely due to $5,075 of transaction expenses relating to the acquisitions, the increase in inventory sold of $4,321 due to the step up in fair value in purchase accounting, $1,061 in transition costs, $1,077 in lease indemnity payments and $868 in merger in integration charges related to the acquisitions of BDE and GMP.  Excluding these items, the net cash (used in) provided by operating activities would have been $(815) for the nine-month period ending September 30, 2010.

Combined capital expenditures decreased $1,054 to $1,549 during the nine months ended September 30, 2010, compared to $2,603 during the nine months ended September 30, 2009, which decrease was due to certain building renovation and tooling costs that were incurred during 2009 that were not incurred during 2010.  Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures was $(14,766) during the nine months ended September 30, 2010, compared to $(6,633) during the nine months ended September 30, 2009.  Excluding $5,075 of transaction expenses relating to the acquisitions of BDE and GMP, $4,321 in step up value of inventory sold, $1,061 in transition costs, $1,077 in lease indemnity payments, and $868 in merger in integration charges related to the acquisitions of BDE and GMP, free cash flow would have been $(2,364) during the nine months ended September 30, 2010, compared to $(6,601) during the nine-month period ended September 30, 2009.

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

Combined net cash (used in) provided by investing activities decreased $99,265 to $(60,050) during the nine months ended September 30, 2010, compared $39,215 during the nine months ended September 30, 2009.  The decrease is largely due to the $82,560 used for the purchase of BDE and GMP, net of cash acquired, as well as a $17,747 transfer of marketable securities to cash to fund the mergers, and is partially offset by a $1,054 reduction in purchases of capital expenditures.

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Combined net cash provided by (used in) provided by financing activities increased $12,333 to $16,745 during the nine months ended September 30, 2010, compared $4,412 during the nine months ended September 30, 2009.  The increase is largely due to the change in net borrowings on the line of credit and capital leases of $8,988, $1,746 in stock subscription and sales in treasury stock and exercise of stock options proceeds, and reduction in treasury purchases and dividends paid of $1,599.  The net borrowings were used to finance the purchase of the mergers.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

NET OPERATING LOSS

As of September 30, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of approximately $244,054, $1,300 and $56, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%.  The Company believes its U.S. Federal net operating loss (“NOL”), will offset the majority of its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”).  AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Sub Part F. income and will be offset with the NOL. Of the approximately $242,017 of net operating losses available to offset taxable income, approximately $221,923 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

As of September 30, 2010, the Company’s gross deferred tax asset was approximately $103,000.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of approximately $71,000, not including deferred tax liabilities.

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

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum tangible net worth, and a positive amount of asset coverage, all as calculated in the Loan Agreement.  In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement.  The Loan Agreement contains customary events of default (with grace periods where customary), including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts.  As of September 30, 2010, the Company is in compliance with all debt covenants.

CLARUS CORPORATION
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except share and per share amounts)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, business enterprises can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing and financing under those conditions.

Interest Rate Risks

The Company’s primary exposure to market risk is interest rate risk associated with our $35,000 unsecured revolving credit facility (the “Loan”). The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement)  to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement) as follows: (i) 90-day LIBOR Rate plus 3.5% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.5; (ii) 90-day LIBOR plus 2.75% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is less than 2.5.  As of September 30, 2010, the applicable interest rate for the outstanding borrowings under the Loan was 3.25%.

Foreign Currency Risk

While the Company transacts business predominantly in U.S. dollars and most of its revenues are collected in U.S. dollars, a portion of the Company’s operating costs are denominated in other currencies.  Changes in the relation of these and other currencies to the U.S. dollar will affect Company’s sales and profitability and could result in exchange losses. For the period ending September 30, 2010, approximately 27% of the Company’s sales were denominated in foreign currencies, the most significant of which were the Euro, British Pound, Norwegian Kroner, Swiss Franc and Canadian Dollar.

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

ITEM 4.  PROCEDURES AND CONTROLS

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of September 30, 2010 are effective.

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

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. The Company believes that anticipated probable costs of litigation matters have been adequately reserved to the extent determinable. Based on current information, the Company believes that the ultimate conclusion of the various pending litigations of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Based on current information, there are no pending product liability claims and lawsuits of the Company, which the Company believes in the aggregate, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part II, Item 1A. of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010.

CLARUS CORPORATION

ITEM 6.  EXHIBITS

Exhibit	Description
10.1
Amendment No. 1 to Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 1, 2010, filed by Clarus Corporation on September 7, 2010).

10.2
Amendment No. 1 to Transition Agreement, dated September 1, 2010, between Clarus Corporation and Kanders & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 1, 2010, filed by Clarus Corporation on September 7, 2010).

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
Date: November 9, 2010

/s/ Peter Metcalf
----------------------------
Peter Metcalf
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Peay
---------------------------
Robert Peay,
Chief Financial Officer
(Principal Financial and Chief
Accounting Officer)

CLARUS CORPORATION

EXHIBIT INDEX

Number	Exhibit
10.1
Amendment No. 1 to Clarus Corporation 2005 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 1, 2010, filed by Clarus Corporation on September 7, 2010).

10.2
Amendment No. 1 to Transition Agreement, dated September 1, 2010, between Clarus Corporation and Kanders & Company, Inc. (incorporated herein by reference to Exhibit 10.1 of the Current Report on Form 8-K dated September 1, 2010, filed by Clarus Corporation on September 7, 2010).

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