Form 10-K/A
period 2009-12-31
CLARUS CORP
filed 2011-01-10
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors of the Registrant

Set forth below are the names of the persons who are the directors of Clarus, their ages and respective business backgrounds, including directorships of other public companies:

Warren B. Kanders, 52, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Mr. Kanders served as a director of Highlands Acquisition Corp. (“Highlands”), a publicly-held blank check company from May 2007 until September 2009. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc. (“Kanders & Co.”), a private investment firm principally owned and controlled by Mr. Kanders, that makes investments in and provides consulting services to public and private entities. Prior to the completion of the acquisition of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets, by BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Armor Holdings since January 1996 and as its Chief Executive Officer since April 2003. From April 2004 until October 2006, he served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Stamford Industrial Group, Inc. (“SIG”), which was an independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of PC Group, Inc. (“PC Group”), formerly known as Langer, Inc., a Nasdaq-listed manufacturer of personal care products. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Benson Eyecare Corporation, a formerly publicly-listed manufacturer and distributor of eye care products and services. Based upon Mr. Kanders’ role as Executive Chairman of the Company, service as a chairman and a director of a wide-range of other public companies, financial background and education, as well as his extensive investment, capital raising, acquisition and operating expertise, the Company believes that Mr. Kanders has the requisite set of skills to serve as a Board member of the Company.

Burtt R. Ehrlich, 70, has served as one of our directors since June 2002. Prior to the completion of the acquisition of Armor Holdings, by BAE Systems plc on July 31, 2007, Mr. Ehrlich served as a director of Armor Holdings since January 1996. Mr. Ehrlich has also served as a member of the Board of Directors of PC Group since February 2001. Mr. Ehrlich is also a member of the Board of Trustees of The Arbitrage Fund, a registered investment company. Mr. Ehrlich served as Chairman and Chief Operating Officer of Ehrlich Bober Financial Corp. (the predecessor of Benson Eyecare Corporation) from December 1986 until October 1992, and as a director of Benson Eyecare Corporation from October 1992 until November 1995. Based upon Mr. Ehrlich’s prior experience as a chairman and chief operating officer, financial background, extensive experience serving on the boards of directors and committees of other public companies, the Company believes that Mr. Ehrlich has the requisite set of skills to serve as a Board or Board committee member of the Company.

Donald L. House, 68, has served as one of our directors since January 1993. Mr. House served as Chairman of our Board of Directors from January 1994 until December 1997 and as our President from January 1993 until December 1993. Mr. House also served as a member of the Board of Directors of Carreker Corporation from May 1998 until March 2007. Mr. House is a private investor and he serves on the board of directors of several privately-held companies. Based upon Mr. House’s role as the Chairman of the Company’s Board of Directors’ Audit Committee, prior experience as a chairman and an executive officer of companies in a variety of industries, financial expertise and extensive experience serving as a member and chairman of the boards of directors and committees of other public companies, the Company believes that Mr. House has the requisite set of skills to serve as a Board or Board committee member of the Company.

Nicholas Sokolow, 59, has served as one of our directors since June 2002. Prior to the completion of the acquisition of Armor Holdings, by BAE Systems on July 31, 2007, Mr. Sokolow served as a member of the Board of Directors of Armor Holdings since January 1996. Mr. Sokolow served as a member of the Board of Directors of SIG from October 2006 until September 2009. Since 2007, Mr. Sokolow has been practicing law at the firm of Lebow & Sokolow LLP. From 1994 to 2007 Mr. Sokolow was a partner at the law firm of Sokolow, Carreras & Partners. From June 1973 until October 1994, Mr. Sokolow was an associate and partner at the law firm of Coudert Brothers. Based upon Mr. Sokolow’s role as the Chairman of the Company’s Board of Directors’ Compensation Committee, education, legal background involving mergers and acquisitions, corporate governance expertise and extensive experience serving as a member and chairman of the boards of directors and committees of other public companies, the Company believes that Mr. Sokolow has the requisite set of skills to serve as a Board or Board committee member of the Company.

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

Executive Compensation Philosophy

The general philosophy of our executive compensation program is to attract and retain talented management while ensuring that our executive officers are compensated in a way that advances the interests of our stockholders.  In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance and the growth of the Company.  The Compensation Committee is also guided by the principles that our compensation packages must be competitive, must support our overall strategy and objectives, must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance and must align management’s interests with the interests of stockholders by linking compensation with performance.  Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance.  It is the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable to our Named Executive Officers identified on the Summary Compensation Table on page 8 in compliance with Section 162(m) of the IRC, subject to ratification by the Board, and to certify compliance with such goals before such compensation is paid.  Subject to this limitation, the Compensation Committee may also make recommendations to the Board with respect to Executive Chairman compensation and, either alone or with the other independent members of our Board, to determine and approve our Executive Chairman’s compensation.

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

Performance-Based Annual Bonus.  With regard to the compensation of the Named Executive Officers subject to Section 162(m) of the IRC, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation.  In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of Clarus, as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies.  In 2009, no performance-based bonus was awarded to Mr. Kanders or Mr. Baratelli because the specific performance target of the Company consummating an asset redeployment transaction was not achieved.  Had such performance target been achieved in 2009, the specific amount of such performance-based bonuses would have been in the discretion of the Company’s Compensation Committee based upon a variety of factors including, without limitation, the cost of consummating the asset redeployment transaction, the type of business acquired including, without limitation, the revenues, earnings, cash flows, growth potential, prospects, potential synergies and other relevant business metrics of the business acquired, and the executive officer’s contributions as part of consummating such asset redeployment transaction.In addition, cash bonuses may be awarded at the discretion of the Board, the Compensation Committee or the executive management of the Company. As part of our efforts to reduce our level of operating expenses, pending consummation of an asset redeployment transaction, the Board and Compensation Committee determined not to award Mr. Kanders or Mr. Baratelli a cash bonus in 2009.

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

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Deferred Compensation Earnings	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Warren B. Kanders (3)	2009	250,000	(4)	-		-	14,690	(5)	-	-	26,202	(6)	165,892
Executive Chairman of the	2008	250,000		-		-	-		-	-	46,899		296,899
Board of Directors	2007	250,000		-		-	-		-	-	14,918		264,918

Philip A. Baratelli (7)	2009	190,000	(8)	-		-	-		-	-	35,479	(9)	225,479
Chief Financial Officer	2008	200,000		50,000	(10)	-	-		-	-	34,355		284,355
	2007	170,833		75,000	(10)	-	277,370	(11)	-	-	59,683		582,886

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 2009, none of the members of our Compensation Committee (i) served as an officer or employee of Clarus or its subsidiaries, (ii) was formerly an officer of Clarus or its subsidiaries or (iii) entered into any transactions with Clarus or its subsidiaries. During fiscal 2009, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee, (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee, or (iii) served as member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of Clarus.

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

Policy and Procedures

The Audit Committee is responsible for reviewing and approving all related person transactions. Under the Securities and Commissions rules, a related person is a director, officer, nominee for director, or 5% stockholder of the company since the beginning of the last fiscal year and their immediate family members. In addition, under the Securities and Commissions rules, a related person transaction is a transaction or series of transactions in which the company is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

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

31.1	Certification of Principal Executive Officer, Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, Rule 13a-14(b) as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer, Rule 13a-14(b) as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

* Management contract or compensatory plan or arrangement.
** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: January 10, 2011	By: /s/ Robert N. Peay________ Robert N. Peay Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Warren B. Kanders Warren B. Kanders	Chairman of the Board	January 10, 2011
/s/ Peter R. Metcalf Peter R. Metcalf	President, Chief Executive Officer and Director (Principal Executive Officer)	January 10, 2011
/s/ Robert N. Peay Robert N. Peay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 10, 2011
/s/ Robert R. Schiller Robert R. Schiller	Vice Chairman of the Board	January 10, 2011
/s/ Michael A. Henning Michael A. Henning	Director	January 10, 2011
/s/ Nicholas Sokolow Nicholas Sokolow	Director	January 10, 2011
/s/ Donald L. House Donald L. House	Director	January 10, 2011
/s/ Philip N. Duff Philip N. Duff	Director	January 10, 2011

EXHIBIT INDEX

Number	Exhibit

31.1	Certification of Principal Executive Officer, Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, Rule 13a-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, Rule 13a-14(b) as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, Rule 13a-14(b) as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.