Form 10-K
period 2010-12-31
Black Diamond, Inc.
filed 2011-03-15
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-24277

BLACK DIAMOND, INC.
(Exact name of Registrant as specified in its Charter)
Delaware	58-1972600
(State or Other Jurisdiction	(I.R.S. Employer Identification No.)
of Incorporation or Organization)

2084 East 3900 South, Salt Lake City, Utah	84124
(Address of Principal Executive Offices)	(Zip Code)
(801) 278-5552
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None
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

Large accelerated filer  ☐ Accelerated filer ☒    Non-accelerated filer ☐ Small reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2010 was approximately $97.8 million based on $6.90 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

The number of shares of the Registrant's common stock outstanding at March 8, 2011 was 21,738,484 shares.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2010 fiscal year end are incorporated by reference into Part III of this report.

PART I

ITEM 1.  BUSINESS

Overview

Black Diamond, Inc. (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a leading provider of outdoor recreation equipment and active lifestyle products. The Company’s principal brands are Black Diamond® and Gregory®. The Company develops, manufactures and globally distributes a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay and devices, helmets, and ice-climbing gear), technical backpacks and high-end day packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski bindings, ski boots, ski skins and avalanche safety equipment. Headquartered in Salt Lake City, Utah, the Company has more than 475 employees worldwide, with ISO 9001 manufacturing facilities both in Salt Lake City and Southeast China, as well as a sewing plant in Calexico, California, distribution centers in Utah and Southeast China, a marketing office in Yokohama, Japan, and a fully-owned sales, marketing and distribution operation for Europe, located near Basel, Switzerland.

On January 21, 2011, we changed our name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory” or “GMP”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor” or “Predecessor Company”) for financial reporting purposes (see Note 2 of our consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

Market Overview

Our primary target customers are outdoor-oriented consumers and adventurers who understand the importance of quality equipment for those involved in active and adventurous lifestyles.  The users of our products are made up of a wide range of outdoor athletes and enthusiasts, including rock, ice and mountain climbers, skiers, backpackers, river runners, campers, cyclists, and endurance trail runners, among others.  We believe that our brand is iconic among the devoted outdoor adventurers with a strong reputation for innovation, style, quality, design, and durability in each of our core product lines that facilitate the needs of rock and ice climbers, alpinists, backcountry and freeride skiers, day hikers, backpackers, and campers.

As the variety of outdoor sports activities continues to grow and proliferate and existing outdoor sports evolve and become ever more specialized, we believe other outdoor sports and athletic equipment companies are failing to address the unique aesthetics, fit and technical and performance needs of athletes and enthusiasts involved in such specialized activities.  We believe we have been able to help address this void in the marketplace by leveraging our user intimacy and improving on our existing product lines, by expanding our product offerings into new niche categories, and by incorporating innovative industrial design and engineering, along with comfort and functionality into our products. Although we were founded to address the needs of core rock and ice climbers, backcountry skiers, and alpinists, we are also successfully designing products for more casual outdoor enthusiasts who also appreciate the technical rigor and premium quality of our products. We believe the credibility and authenticity of our brands expand our potential market beyond committed outdoor athletes to those outdoor generalist consumers who desire to lead active, healthy and balanced lives.

 Growth Strategies

Our growth strategies are to achieve sustainable, profitable growth organically and to expand the business through targeted, strategic acquisitions. We intend to create innovative new products, increase consumer and retailer awareness and demand for our products, and build stronger brand connections with consumers over time across a growing number of geographic markets, including Asia and South America.

New Product Development

To drive organic growth within our existing businesses, we intend to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our existing product categories, and to expand into new product groups.  Since 1989, our brands have introduced over 200 new products. We have also invested resources to develop processes for developing internally hot-forged carabiners and closed loop anodizing and to manufacture other products in our managed facility in Asia, which we expect to increase our competitiveness.  We have also recently developed a new line of harnesses based on our Kinetic Core and Dual Core construction technologies and a new line of freeride ski boots featuring unprecedented FIT, FLEX, and ACCESS technologies including revolutionary ski/walk performance, as well as a new line of freeride Power series skis featuring 3D Metal Sandwich construction and unparalleled torsion stiffness.  In 2009, we introduced two via ferrata protection kits with safety technologies previously unavailable to climbers. In addition, we have introduced a number of new packs featuring our BioSync™, ErgoACTIV™, ReACTIV™, Fusion™, JetStream™, and Response™ suspension systems, which provide backpackers with superior comfort, movement and load transfer characteristics.

We intend to expand our business into both adjacent and complementary product categories, such as outdoor technical apparel and footwear.

Innovation and New Technology

We have a long history of technical innovation, and in recent years have introduced innovations such as the first plastic telemark boot, the AvaLung® backpack, which helps adventurers survive an avalanche, and FlickLock® and Control Shock Technology for our adjustable trekking poles. Our products have introduced many firsts in the backpack market, including being the first to build backpacks in different frame, harness and waist belt sizes; the first (and still only) pack manufacturer to develop a waistbelt system that adjusts to fit different hip angles, automatically improving load transfer; and the first to develop the center-locking bar tack, a stitch that ends and locks off on the center of a seam instead of the side for increased strength at major stress points.  Our new technologies are generally inspired by our continuing commitment to maximize the enjoyment and safety of the outdoor sports for which we design our products.

Acquisition of Complementary Businesses

We expect to target acquisitions as a viable opportunity to gain access to new product groups and customer channels and increase penetration of existing markets, while taking advantage of our existing operational platform that we expect will enable us to leverage global resources of our business in North America, Europe and Asia, including product commercialization, supply chain, distribution, inventory management, manufacturing, IT, quality and global compliance.

To the extent we pursue future acquisitions, we intend to focus on businesses with product offerings that provide geographic or product diversification, or that expand our business into related categories that can be marketed through our existing distribution channels or that provide us access to new distribution channels for our existing products, thereby increasing marketing and distribution efficiencies.  We are particularly interested in companies with category-leading brands, recurring revenue, sustainable margins and strong cash flow.  We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings and new capital markets offerings.

Competitive Strengths

Experienced Management

Our management team has been involved in the successful operation, acquisition and integration of a substantial number of companies. Throughout his 30 year business career, our Executive Chairman, Warren B. Kanders, has established a track record of building public companies through strategic acquisitions to enhance organic growth. Peter Metcalf, the co-founder of Black Diamond Equipment and our President and Chief Executive Officer, boasts a lifetime of active participation in outdoor sports and a compelling track record in the outdoor/ski products industry. During the last 22 years, Mr. Metcalf has led Black Diamond Equipment through a period of consistent growth and steady diversification, and Black Diamond Equipment has emerged as a global brand. We are equally reliant upon the skills and experience of our Executive Vice Chairman, Robert R. Schiller, who previously served as the President, Chief Operating Officer and Chief Financial Officer of Armor Holdings, Inc., and has a proven record of managing operations as well as identifying, executing and integrating strategic acquisitions.

Strong Base of Business

Our outdoor products business benefits from a strong reputation for paradigm changing, high quality, and innovative products that make us a leader in the outdoor industry with particular strength in product categories such as backpacking, hiking, rock climbing, ice climbing, skiing, and mountaineering. Underlying our innovative product lines is a strong stable of intellectual property, with multiple patents and patent applications, as well as valuable brands and trademarks. In addition, our user intimacy, strong retailer partnerships, operations and execution acumen and leadership as a champion in the access, education, and stewardship issues that affect our customers contribute to the robustness of our business.

Incentivized Management

The members of our Board of Directors and our executive officers, including Messrs. Kanders, Metcalf and Schiller, are substantial stockholders of the Company and beneficially own approximately 39% of our outstanding common stock, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-Oriented Capital Structure

Our capital structure provides us with the capacity to fund future growth.  Our net operating loss and tax credit carryforwards are expected to substantially offset our future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”), which is expected to allow us to retain cash flow for future growth. AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs.  The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

We recently filed a shelf registration statement with the Securities and Exchange Commission whereby we may offer, issue and sell from time to time, in one or more offerings and series, together or separately, shares of common stock, shares of preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $250,000,000.  The proceeds of any offering are anticipated to be used in the strategic development and growth of our business, both organically and through acquisitions.

Distribution

Our products are primarily distributed through a strong, global network of independent specialty retailers, specialty chains and consumer catalogs. We enjoy strong relationships with customers in a number of these sales channels that can provide for additional diversification and the ability to pursue growth opportunities in a number of different markets across a variety of product types and price points.

Products

We have developed a reputation for designing, manufacturing and distributing products considered to be both innovative and dependable in their respective market niches. Our commitment to designing innovative, durable and reliable products that enhance our customers’ capabilities, comfort and safety in their outdoor endeavors will remain our hallmark and mission.  In addition to function, we believe our products’ unique aesthetic appearance is another hallmark that distinguishes us in the outdoor marketplace. Our products have won numerous awards from industry magazines including Alpinist, Backpacker, Climbing, Consumers Digest, National Geographic Adventure, Men’s Journal, Outside, Popular Science, Powder, Rock & Ice, Ski and Skiing.

Our products include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, freeride skiers, outdoor enthusiasts and travelers. Many of our products are designed for extreme applications, such as high altitude mountaineering, ice and rock climbing, as well as backcountry, freeride, and alpine skiing.  Generally, our product offerings are divided into the following three primary categories:

•
Climbing:  Our climb line consists of technical equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, dogbones and runners, harnesses, ice axes and piolets, ice protection and rock protection devices and various other climbing accessories.

•	Skiing: Our skiing line consists of AvaLung backpacks, winter packs for skiing and snowboarding, bindings, boots, poles, skis, skins, snow gloves, snow packs, and snow safety devices.

•
Mountaineering:  Our mountaineering line consists of mountaineering backpacks for alpine expeditions, backpacks for backcountry excursions, overnight trips, and day hikes, bivy sacks, rain sacks, gaiters, gloves, headlamps, lights, tents, trekking poles and various other hiking and mountaineering accessories.

We also offer hydration packs for trail running and cycling, and travel and lifestyle products such as duffle bags, messenger bags, and small bags and pouches designed to carry electronics and other accessories, and a variety of Black Diamond Equipment and Gregory branded apparel and accessories.

Customers

We market and distribute our products in over 40 countries, primarily through independent specialty stores and specialty chains, including premium sporting goods and outdoor recreation stores and consumer catalogs, in the United States, Canada, New Zealand, Europe, Asia and Africa. In addition, our Gregory branded products are sold through Gregory-supplied retail stores in Tokyo, Japan, Seoul, South Korea and Taiwan.  We also sell our products directly to customers through our wholly-owned retail store in Salt Lake City, Utah and online at www.blackdiamondequipment.com.

We have highly diversified account bases and sell products in over 1,500 retail locations through over 1,000 individual accounts, with the bulk of our business being done through independent retailers.  Despite the benefits of this diversification, we remain highly dependent on consumer discretionary spending patterns and the purchasing patterns of our wholesale and other customers as they attempt to match their seasonal purchase volumes to volatile consumer demand.

Our end users constitute a broad range of consumers including mountain climbers, winter outdoor enthusiasts, backpackers and campers, cyclists, top endurance trail runners and outdoor-inspired consumers.  Such consumers demand high-quality, reliable and well-designed products to enhance their performance and safety in a multitude of outdoor activities in virtually any climate. We expect to leverage our user intimacy, engineering prowess and design ability to expand into related technical product categories that target the same demographic group and distribution channels while leveraging our user intimacy, engineering prowess and design ability.

During 2010, Recreational Equipment, Inc. (“REI”) accounted for approximately 14% of our sales, while Kabushiki Kaisha A&F (“A&F (Japan)”) accounted for approximately 8% of our sales.  The loss of either of these customers could have a material adverse effect on the Company.

Sales and Marketing

Our sales force is generally deployed by geographic region. Our focus is on providing our products to a broad spectrum of outdoor enthusiasts, from expert rock climbers to beginner skiers. Within each of our brands, we strive to create a unique look for our products and are beginning to utilize new and enhanced in-store merchandising displays and techniques to communicate those differences to the consumer. In addition, we are exploring uses for brand and market research. We also regularly utilize various promotions and public relations campaigns.

We have consistently established relationships with professional athletes to help evaluate, promote and establish product performance and authenticity with customers.  Such endorsers are one of many elements in our array of marketing materials, including in-store displays, brochures and on our website.

Research and Development

We commit significant resources to new product research and development.  We conduct our product research and design activities at our locations in Salt Lake City, Utah and Zhuhai, China, and conduct product evaluations at our offices located outside of Basel, Switzerland.

We expense research and development costs as incurred.  We have 36 employees dedicated to research and development and have spent approximately $6.3 million in connection with research and development activities over the last three calendar years.

Manufacturing, Distribution, and Sourcing

Manufacturing and Global Distribution

Several of our products are manufactured in our facilities in the United States and Asia. Certain of our products are also manufactured to our specifications by independently owned facilities in China and the Philippines. While we do not maintain a long-term manufacturing contract with such facilities, we believe that our long-term relationship with our manufacturing facilities in Asia will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

In 2006, Black Diamond Equipment Asia Ltd. (“Black Diamond Asia”), a wholly-owned subsidiary of Black Diamond, was established in southeast China.  The facility in southeast China is a Black Diamond Equipment-managed 100,000 sq. ft. facility that is operated and staffed by our employees. Each piece of equipment is tested to the same degree at the Black Diamond Asia facility as they are at our Salt Lake City facility. Each of those facilities rely on identical, thoroughly documented systems and procedures to ensure consistent quality and safety for every piece of gear we put our name on.  Our manufacturing operations in Salt Lake City and southeast China are each ISO 9001 certified.

In addition to manufacturing, we run our own global distribution and quality control operation at our Zhuhai, China facility, allowing us to aggregate for global shipping the goods that we and our Asian-based facilities manufacture.

Sourcing

We source raw materials and components from a variety of suppliers. Our primary raw materials include aluminum, steel, nylon, corrugated cardboard for packaging, electrical components, plastic resin, urethane and various textiles, foams and fabrics. The raw materials used in the manufacture of our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

We source packaging materials both domestically as well as from sources in Asia and Europe. We believe that all of our purchased products and materials could be readily obtained from alternative sources at comparable costs.

Competition

Because of the diversity of our product offerings, we compete by niche with a variety of companies.  Our products must stand up to the high standards set by the world’s elite mountain climbers, alpine skiers and adventurers.  In the outdoor industry, quality and durability are paramount among such athletes who rely on our products to withstand some of the world’s most extreme conditions.  In addition to extreme adventurers, we believe all outdoor enthusiasts benefit from the high-quality standards of our products. We also believe our products compete favorably on the basis of product innovation, product performance, marketing support and price.

The popularity of outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, developing new products with innovative performance features and designs, and by marketing our products in a persuasive and memorable fashion to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climbing: Our climbing products and accessories, including but not limited to, belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl and Mammut.

•
Skiing:  Our skiing equipment and accessories, including but not limited to, skis, ski bindings, poles and boots, compete with products from competitors such as Atomic, Dynafit (Salewa), Dynastar (Lange), Garmont, K2, Volkl, Marker, Nordica, Rossignol, Salomon, Scarpa and Scott.

•
Mountaineering:  Our mountaineering products, including but not limited to, backpacks, trekking poles, headlamps and tents, compete with products from companies such as Petzl, Mammut, Deuter, Kelty, Leki, Komperdell, Marmot, Mountain Hardwear, Mountainsmith, Osprey, Dakine, Sierra Designs and The North Face.

In addition, we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Eastern Mountain Sports, Mountain Equipment Co-op (“MEC”) and Decathlon, which manufacture, market and distribute their own climbing, skiing and mountaineering products under their own private labels.

Patents and Trademarks

We believe our primary and pending word and icon trademarks worldwide, including the Black Diamond and Gregory logos, Black Diamond®, ATC®, Camalot®, Gregory®, AvaLung®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper® and Bibler® create international brand recognition for our products.

 We believe our brands have an established reputation for high quality, reliability and value and, accordingly, we actively monitor and police our brands against infringement to ensure their viability and enforceability.

In addition to trademarks, we hold over 70 patents worldwide for a wide variety of technologies across our product lines.

Our success with our proprietary products is generally derived from our “first mover” advantage in the market as well as our commitment to protecting our current and future proprietary technologies and products, which acts as a deterrent to infringement of our intellectual property rights. While we believe our patent and trademark protection policies are robust and effective, if we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our patents and trademarks but also include products containing proprietary trade secrets.

We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. While we actively monitor our competitors to ensure that we do not compromise the intellectual property of others, we cannot be sure that competitors will not challenge, invalidate or avoid the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are in similar product niches as ours.

Employees

As of December 31, 2010, we have over 475 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of March 1, 2011 are as follows:

Warren B. Kanders, 53, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Mr. Kanders served as a director of Highlands Acquisition Corp. (“Highlands”), a publicly-held blank check company from May 2007 until September 2009. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc. (“Kanders & Co.”), a private investment firm principally owned and controlled by Mr. Kanders, that makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and as the Chief Executive Officer from April 2003, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets. From April 2004 until October 2006, he served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Directors of Stamford Industrial Group, Inc., which was an independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of PC Group, Inc., a manufacturer of personal care products. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Directors of Benson Eyecare Corporation, a formerly publicly-listed manufacturer and distributor of eye care products and services.  Mr. Kanders received a B.A. degree in Economics from Brown University.

Robert R. Schiller, 48, our Executive Vice Chairman, was Vice Chairman of the Board of Directors of Gregory since March 2008.  From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Peter R. Metcalf, 55, our President and Chief Executive Officer, served as the Chief Executive Officer and Chairman of the Board of Directors of Black Diamond since co-founding Black Diamond in 1989 until the completion of the Company’s acquisition of Black Diamond in May 2010. He is a graduate of the University of Colorado, with a major in Political Science. He also earned a Certificate in Management from the Peter Drucker Center of Management.

Robert N. Peay, 43, is our Chief Financial Officer, Secretary and Treasurer.  Mr. Peay had been the Chief Financial Officer of Black Diamond since 2008. Mr. Peay joined Black Diamond in 1996 and has previously served as Accounting Manager and Financial Controller of Black Diamond. Before joining Black Diamond, Mr. Peay worked in public accounting for two years with Arthur Andersen & Co. Mr. Peay received a Master’s degree in addition to a Bachelor of Science in Accounting from the University of Utah. He has been a Certified Public Accountant since 1996.

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, headlamps, lanterns, packs, trekking poles and tents, and in the third and fourth quarters for our ski, glove and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 55% of our sales while spring/summer represents approximately 45% of our sales.

Working capital requirements vary throughout the year. We fund our working capital through the use of our line of credit, which is classified as a long-term liability.  Working capital increases during the first and third quarters of the year as inventory builds to support peak shipping periods and then decreases during the second and fourth quarters of the year as those inventories are sold and accounts receivable are collected, which cash collected is used to pay down the outstanding amounts on the line of credit. Cash provided by operating activities is substantially higher in the first half of the year due to reduced working capital requirements.

Available Information

Our Internet address is www.blackdiamond-inc.com. We make available free of charge on or through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, and the proxy statement for our annual meeting of stockholders as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Forms 3, 4 and 5 filed with respect to our equity securities under section 16(a) of the Securities Exchange Act of 1934, as amended, are also available on our website. All of the foregoing materials are located at the ‘‘SEC Filings’’ tab under the section titled “Investor Relations.” The information found on our website shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, and shall not otherwise be deemed filed under such Acts.

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Black Diamond, Inc., c/o the Secretary, 2084 East 3900 South, Salt Lake City, UT 84124.

ITEM 1A.  RISK FACTORS

In addition to other information contained in this Annual Report on Form 10-K, the following risk factors should be carefully considered in evaluating our business, because such factors may have a significant impact on our business, operating results, liquidity and financial condition. As a result of the risk factors set forth below, actual results could differ materially from those mentioned in any forward-looking statements. Additional risks and uncertainties not presently known to us, or that we currently consider to be immaterial, may also impact our business, operating results, liquidity and financial condition. If any of the following risks occur, our business, operating results, liquidity and financial condition, and the price of our common stock, could be materially adversely affected.

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

A few of our customers account for a significant portion of revenues. In the year ended December 31, 2010, REI and A&F (Japan) accounted for approximately 14% and 8%, respectively, of revenues.  Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce revenues and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure or increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions and the current global financial crisis.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and to a lesser extent Asia, Central and South America and Europe, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

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

Competition in our industry may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in a highly competitive industry. In this industry, we compete against numerous other domestic and foreign companies. Competition in the markets in which we operate is based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Some of our competitors are more established in the industry and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Since many of our competitors source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabiners, harnesses and related climbing equipment products increase during warm weather months and decrease during winter, while sales of winter sports equipment such as our skis, boots, bindings and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, more than anticipated natural disasters (i.e., ice storms) could negatively affect the sale of certain outdoor recreation products; mild winter weather may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

Approximately 56.6% of our consolidated sales for the year ended December 31, 2010 was earned in international markets.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States. In recent months, the President and others in his Administration have proposed changes in U.S. income tax laws that could, among other things, accelerate the U.S. taxability of non-U.S. earnings or limit foreign tax credits. Although such proposals have been deferred, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations.

A significant portion of our products sold were produced by and purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by our manufacturing facilities located in Utah, California, China and the Philippines. Although no single supplier and no one country is critical to our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

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

Numerous governmental agencies in the United States and in other countries, in which we have operations, enforce comprehensive national, state and local laws and regulations on a wide range of environmental, employment, health, safety and other matters. We could be adversely affected by costs of compliance or violations of those laws and regulations. In addition, the costs of products purchased by us from independent contractors could increase due to the costs of compliance by those contractors. Further, violations of such laws and regulations could affect the availability of inventory, thereby affecting our net sales.

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

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations, and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities, including blank-check companies, private equity groups, venture capital funds, leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

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

The agreement governing our credit facility contains, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate our business, including restrictions on its ability to:

•	incur debt (including secured debt) or issue guarantees;

•	grant liens on its assets;

•	sell substantially of our assets; and

•	enter into certain mergers or consolidations or make certain acquisitions.

In addition, our credit facility contains other affirmative and negative covenants, including the requirements to maintain a minimum level of earnings before interest, tax, depreciation and amortization, tangible net worth, and asset coverage. Our ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. Any failure to comply with the restrictions of our credit facility or any subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies.  In addition, the lender under our credit facility may be able to terminate any commitments it had made to supply us with further funds.  If we default on the financial covenants in our credit facility, our lender could exercise all rights and remedies available to it, which could have a material adverse effect on our business, results of operations, and financial condition.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions or making acquisitions of a business that might otherwise be beneficial to us.

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

Currency devaluations or fluctuations may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressure, such as in the case of the Euro and the Swiss Franc.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our assets, revenues, costs and earnings are denominated in other currencies, such as the Euro and the Swiss Franc.  Changes in the relation of these and other currencies to the U.S. dollar will affect the carrying value of our international assets as well as our sales and profitability and could result in exchange losses. For example, a devaluation of the Euro would negatively impact the carrying value of our assets in Europe and our results of operations because the earnings and assets in Europe would be reduced when translated into U.S. dollars.

Additionally, as the Company has substantial operations and assets located outside the United States, foreign operations expose us to foreign currency devaluations or fluctuations that could have a material adverse impact on our business, results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar, both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate devaluations or fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial or foreign markets will not have a material adverse effect on our business, results of operations and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.  In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. An acquisition target may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Our Board of Directors and executive officers have significant influence over our affairs.

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders, Peter Metcalf and Robert R. Schiller, beneficially own approximately 39% of our outstanding common stock.  As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

            Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by “5-percent stockholders” within the meaning of the NOL carryforward limitations whose percentage ownership of the stock has increased as of such date over the aggregate of the lowest percentage of the stock owned by each such “5-percent stockholder” at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are “5-percent stockholders,” and all other persons who own less than 5% of a corporation’s stock are treated together as a public group. The issuance of a large number of shares of common stock in connection with our acquisition strategy could result in a limitation of the use of our NOLs.

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

On July 24, 2003, at our Annual Meeting of Stockholders, our stockholders approved an amendment (the “Amendment”) to our Amended and Restated Certificate of Incorporation, as amended, to restrict certain acquisitions of our securities in order to help assure the preservation of our NOL. The Amendment generally restricts direct and indirect acquisitions of our equity securities if such acquisition will affect the percentage of the Company’s capital stock that is treated as owned by a “5% stockholder.” Additionally, on February 7, 2008, our Board of Directors approved a Rights Agreement which is designed to assist in limiting the number of 5% or more owners and thus reduce the risk of a possible “change of ownership” under Section 382 of the Code.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Messrs. Warren B. Kanders, Peter Metcalf and Robert R. Schiller. If we lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, and having such opportunities brought to us. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

Our Board of Directors may change significant corporate policies without stockholder approval.

Our investment, financing, borrowing and dividend policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, will be determined by our Board of Directors. These policies may be amended or revised at any time and from time to time at the discretion of the Board of Directors without a vote of our stockholders. In addition, the Board of Directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal requirements. A change in these policies could have an adverse effect on our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends to our stockholders.

Compensation awards to our management may not be tied to or correspond with our improved financial results or share price.

The compensation committee of our Board of Directors is responsible for overseeing our compensation and employee benefit plans and practices, including our executive compensation plans and our incentive compensation and equity-based compensation plans. Our compensation committee has significant discretion in structuring compensation packages and may make compensation decisions based on any number of factors. As a result, compensation awards may not be tied to or correspond with improved financial results for the Company or the share price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah.  In addition, at December 31, 2010, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe and Asia.  In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased
	Calexico, California	Leased

China Distribution and Manufacturing Facility:	Free Trade Zone, Zhuhai City, Guangdong Providence, PR China	Leased

Europe Headquarters:	Reinarch, Switzerland	Leased

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock is listed on the NASDAQ Global Select Market and trades under the symbol “BDE.”

The following table sets forth the quarterly high and low closing prices for our common stock for the years ended December 31, 2010 and 2009:

	High	Low
Year ended December 31, 2010
First Quarter	$4.80	$4.20
Second Quarter	$7.73	$4.96
Third Quarter	$6.97	$5.98
Fourth Quarter	$8.01	$6.66

Year ended December 31, 2009
First Quarter	$4.34	$3.85
Second Quarter	$4.29	$3.79
Third Quarter	$4.40	$3.90
Fourth Quarter	$4.60	$4.21

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Composite, the Russell 200 Index and the NASDAQ Global Select Market Composite for the period commencing on December 31, 2005 and ending on December 31, 2010 (the “Measuring Period”).  The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2005.  The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Because of the Company’s acquisitions of Black Diamond Equipment and Gregory and subsequent listing on the NASDAQ Global Select Market index during fiscal year 2010, we are replacing the NASDAQ Composite with the NASDAQ Global Select Market Composite.  In this year of change we have shown the new and old indexes for comparison purposes.  Beginning with our 2011 Annual Report on Form 10-K, we will no longer include the NASDAQ Composite.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Black Diamond, Inc.	$100.00	$84.43	$70.66	$50.90	$50.90	$94.73
NASDAQ Composite	$100.00	$109.52	$120.27	$71.51	$102.89	$120.29
The Russell 2000 Index	$100.00	$117.00	$113.79	$74.19	$92.90	$116.40
NASDAQ Global Select Market	$100.00	$106.33	$117.88	$71.25	$102.55	$119.75

Stockholders

On March 8, 2011, the last reported sales price for our common stock was $6.48 per share.  As of March 8, 2011, there were 138 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

We did not sell any shares of our common stock during the Company’s fourth quarter of 2010.

Recent Purchases of our Registered Equity Securities

We did not purchase any shares of our common stock during the Company’s fourth quarter of 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2010:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	2,127,500	$7.37	4,439,705

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	—

Total	2,927,500	$7.74	4,439,705

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Item 7 of Part II of this Report.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$75,912	$-	$-	$-	$-
Gross profit	23,732	-	-	-	-
Operating (loss) income	(16,367)	(5,552)	(4,873)	(4,113)	(5,307)
Net income (loss)	51,190	(4,845)	(2,402)	117	(1,291)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$2.58	$(0.29)	$(0.14)	$0.01	$(0.08)
Diluted earnings (loss) per share	2.56	(0.29)	(0.14)	0.01	(0.08)

Weighted average common shares outstanding for earnings per share:
Basic	19,815	16,867	16,867	16,658	16,613
Diluted	20,022	16,867	16,867	17,051	16,613

	December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Total current assets	$62,603	$83,095	$86,145	$87,299	$84,974
Total assets	212,679	83,791	87,177	88,680	86,673

Long-term obligations, net of current	30,241	446	-	-	-
Total liabilities	49,757	2,159	793	961	957

Total stockholders' equity	162,922	81,632	86,384	87,719	85,716

	Predecessor Company (Note 1 of our consolidated financial statements)
	Period from July 1, 2009 to May 28,	Year Ended June 30,
	2010	2009	2008	2007	2006
	(in thousands)
Statement of Operations Data:
Net sales	$87,081	$83,956	$77,793	$64,023	$56,345
Gross profit	33,920	30,564	28,589	23,993	20,750
Operating income	7,708	4,629	3,558	3,252	3,352
Net income	6,242	2,285	2,057	1,516	1,856

	June 30,
	2009	2008	2007	2006
Balance Sheet Data:
Total current assets	$39,034	$35,419	$30,941	$24,622
Total assets	50,904	44,537	38,052	30,423

Long-term obligations, net of current	14,796	11,228	9,865	5,359
Total liabilities	27,672	22,971	19,326	13,018

Total stockholders' equity	23,232	21,566	18,726	17,405

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of the federal securities laws.  Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy; the Company's ability to successfully integrate and grow acquisitions; the Company's ability to maintain the strength and security of its information technology systems; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company's financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K.  All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Black Diamond, Inc. (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) is a leading provider of outdoor recreation equipment and active lifestyle products. The Company’s principal brands are Black Diamond® and Gregory®. The Company develops, manufactures and globally distributes a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay and devices, helmets, and ice-climbing gear), technical backpacks and high-end day packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski bindings, ski boots, ski skins and avalanche safety equipment. Headquartered in Salt Lake City, Utah, the Company has more than 475 employees worldwide, with ISO 9001 manufacturing facilities both in Salt Lake City and Southeast China, as well as a sewing plant in Calexico, California, distribution centers in Utah and Southeast China, a marketing office in Yokohama, Japan, and a fully-owned sales, marketing and distribution operation for Europe, located near Basel, Switzerland.

On January 21, 2011, we changed our name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes (see Note 2 of our consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

Critical Accounting Policies and Use of Estimates

Management’s discussion of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these consolidated financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to derivatives, revenue recognition, income taxes, stock-based compensation, and valuation of long-lived assets, goodwill, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies include the more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements.

•
We use derivative instruments to hedge currency rate movements on foreign currency denominated sales.  We enter into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of our forecasted sales denominated in foreign currencies. These derivatives are carried at fair value on our consolidated balance sheets in other assets and accrued liabilities.  Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income.  For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to earnings in the period the underlying hedged item is recognized in earnings.

We use operating budgets and cash flow forecasts to estimate future sales and to determine the level and timing of derivative transactions intended to mitigate such sales in accordance with our risk management policies.  If the forecasted sales levels are not reached, our derivative instruments may be deemed to be not effective which may result in foreign currency gains and losses being recorded in our statement of income, which could materially affect our financial position and results of operations.

•
We sell our products pursuant to customer orders or sales contracts entered into with our customers. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. Charges for shipping and handling fees are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of operations.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues.  The estimates are based on historical rates of product returns and claims.  However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates.  If actual or expected returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to sales in the period in which we make such a determination.

•
We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards.  We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions.  Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conductions by foreign and domestic tax authorities.  Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements.  Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of taxable income.  Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate.  Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

•
Compensation expense is recorded for all share-based awards granted based on the fair value of the award at the time of the grant and is recognized on a straight-line basis over the requisite service period of the award.  We estimate stock-based compensation for stock-options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life.  Further, we estimate forfeitures for stock-based awards granted, which are not expected to vest.  If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

•
Our depreciation policies for property and equipment reflect judgments on their estimated economic lives and residual value, if any.  Our amortization policies for intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets.  We review property and definite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable.  We test for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows. We measure recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset.  If the total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, we estimate the fair value of the asset based on the present value of its future cash flows and recognize an impairment charge for the excess of the asset’s carrying value over its fair value.

•
Indefinite−lived intangible assets, consisting of trademarks, and goodwill are not subject to amortization. Rather, we evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. Fair value of an indefinite−lived trademark intangible asset is based on an income approach using the relief−from−royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•
We assess the recoverability of the carrying value of goodwill using a required two−step approach. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the year ended December 31, 2010 that materially impact the financial results or disclosures of the Company.

New accounting guidance issued by the FASB, but not effective until after December 31, 2010, is not expected to have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

Results of Operations (In Thousands)

Combined Year Ended December 31, 2010 Compared to Combined Year Ended December 31, 2009

The following presents a discussion of operations for the combined year ended December 31, 2010, compared with the combined year ended December 31, 2009.  The combined year ended December 31, 2010, represent the combined results of the Company for the year ended December 31, 2010, and the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The combined year ended December 31, 2009, represent the combined results of the Company and the Predecessor for the year ended December 31, 2009.  The Predecessor does not include GMP.

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

	TWELVE MONTHS	FIVE MONTHS	TWELVE MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED	ENDED
		Predecessor	Combined		Predecessor Company	Combined
	December 31, 2010	Company May 28, 2010	December 31, 2010	December 31, 2009	December 31, 2009	December 31, 2009

Sales
Domestic sales	$32,972	$15,751	$48,723	$-	$40,492	$40,492
International sales	42,940	19,192	62,132	-	47,653	47,653
Total sales	75,912	34,943	110,855	-	88,145	88,145

Cost of goods sold	52,180	21,165	73,345	-	55,127	55,127
Gross profit	23,732	13,778	37,510	-	33,018	33,018

Operating expenses
Selling, general and administrative	31,208	12,138	43,346	3,939	26,524	30,463
Restructuring charge	2,842	-	2,842	-	-	-
Merger and integration	974	-	974	-	-	-
Transaction costs	5,075	-	5,075	1,613	-	1,613

Total operating expenses	40,099	12,138	52,237	5,552	26,524	32,076

Operating (loss) income	(16,367)	1,640	(14,727)	(5,552)	6,494	942

Other (expense) income
Interest expense	(1,723)	(165)	(1,888)	-	(994)	(994)
Interest income	46	3	49	701	-	701
Other, net	(995)	1,803	808	-	311	311

Total other (expense) income, net	(2,672)	1,641	(1,031)	701	(683)	18

(Loss) income before income tax	(19,039)	3,281	(15,758)	(4,851)	5,811	960
(Benefit) income tax provision	(70,229)	966	(69,263)	(6)	1,868	1,862
Net income (loss)	$51,190	$2,315	$53,505	$(4,845)	$3,943	$(902)

Sales

Combined sales increased $22,710 or 25.8%, to $110,855 during 2010 compared to $88,145 during 2009. The increase in sales was primarily attributable to the inclusion of $13,598 in sales from GMP for seven months, as well as an increase in sales of approximately $9,112 by BDEL which increase was driven by an increase in the quantity of new and existing products sold during the period.

Combined domestic sales increased $8,231 or 20.3%, to $48,723 during 2010 compared to $40,492 during 2009.  The increase in domestic sales was primarily attributable to the inclusion of $4,245 in domestic sales from GMP for seven months, as well as an increase in domestic sales of $3,986 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold.

Combined international sales increased $14,479 or 30.4%, to $62,132 during 2010 compared to $47,653 during 2009.  The increase in international sales was primarily attributable to the inclusion of $9,353 in international sales by GMP for seven months, as well as an increase in international sales of approximately $5,126 by BDEL which increase was driven by an increase in the quantity of new and existing general mountain and ski products sold.

Cost of Goods Sold

Combined cost of goods sold increased $18,218 or 33.0%, to $73,345 during 2010 compared to $55,127 during 2009. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of GMP for the seven months ended December 31, 2010, and $4,997 related to the sale of inventory that was recorded at fair value in purchase accounting.

Gross Profit

Combined gross profit increased $4,492 or 13.6%, to $37,510 during 2010 compared to $33,018 during 2009.  Gross margin was 33.8% during 2010 compared to 37.5% during 2009.  The decrease in gross profit percentage was primarily attributable to the increase in cost of goods sold due to the sale of inventory that was recorded at fair value in purchase accounting.  Excluding the $4,997 step-up in fair value of inventory in purchase accounting, gross margin percentage for 2010 would have been 38.3%.  The increase in gross margin compared to that of 2009 is due to lower outbound costs as a result of shipping full containers from BDEL’s China facility, lower costs on manufacturing product at BDEL’s China facility, and product mix.

Selling, General and Administrative

Combined selling, general and administrative expenses increased $12,883 or 42.3%, to $43,346 during 2010 compared to $30,463 during 2009. The increase in selling, general and administrative expenses was primarily attributable to an increase in non-cash equity compensation expense of $4,925, the inclusion of GMP expenses of $4,314 for the seven months ended December 31, 2010, an increase in depreciation and amortization of $980, and an overall increase in operations.  For more details on the non-cash equity compensation, please refer to Note 11 of our consolidated financial statements.

Restructuring Charge

Combined restructuring expense increased 100.0%, to $2,842 during the 2010 compared to $0 during 2009. The increase in restructuring expense was attributable to the acquisitions of BDEL and GMP.  Such restructuring expenses comprised of (i) a total of $1,295 relating to the release of the Company from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets partially offset by $462 write-off of a deferred rent liability for the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (iii) $352 related to severance and relocation benefits provided to GMP employees, and (iv) the complete amortization of the $1,061 paid for severance and a transition services agreement between the Company and Kanders & Company.

Merger and Integration

Combined merger and integration expense increased 100.0%, to $974 during 2010 compared to $0 during 2009. The increase in merger and integration expense was attributable to transaction bonuses paid and consulting fees related to the acquisitions of BDEL and GMP.

Transaction Costs

Combined transaction expense increased $3,462 or 214.6%, to $5,075 during 2010 compared to $1,613 during 2009. The increase in transaction expense was attributable to the acquisitions of BDEL and GMP.  Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of the acquisitions of BDEL and GMP, financing and related matters.  The transaction expenses incurred during 2009 related to a transaction that terminated without consummation.

Interest Expense

Combined interest expense increased $894 or 89.9%, to $1,888 during 2010 compared to $994 during 2009. The increase in interest expense was primarily attributable to seven months of new debt outstanding including $13,582 of discounted 5% Subordinated Notes due in 2017 and a $35,000 line of credit related to financing of the acquisitions of BDEL and GMP, of which $14,735 was outstanding as of December 31, 2010, compared to twelve months of line of credit debt outstanding in the year ended December 31, 2009.

Other Income/Expense, Net

Combined other income, net increased $497 or 159.8%, to income of $808 during 2010 compared to income of $311 during 2009. The increase in other income, net was primarily attributable to the change in the mark-to-market value of foreign currency contracts.

Income Taxes

Combined income taxes for 2010 are an income tax benefit of $69,263 compared to an income tax expense of $1,862 for 2009.  As a result of the Company’s acquisitions of BDEL and GMP, it became more likely than not that some of the deferred asset related to the Company’s NOL would be utilized.  The increase in tax benefit of $71,125 is due to primarily to the reversal of $65,000 of the valuation allowance on the Company’s deferred tax asset, as well as a $6,125 benefit for current year losses.

Combined Year Ended December 31, 2009 Compared to Combined Year Ended December 31, 2008

The following presents a discussion of operations for the combined year ended December 31, 2009, compared with the combined year ended December 31, 2008.  The combined year ended December 31, 2009, represent the combined results of the Company and the Predecessor for the year ended December 31, 2009.  The combined year ended December 31, 2008, represent the combined results of the Company and the Predecessor for the year ended December 31, 2008.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor statement of operations is the most useful comparison between periods.

	TWELVE MONTHS			TWELVE MONTHS
	ENDED			ENDED
		Predecessor Company	Combined		Predecessor Company	Combined
	December 31, 2009	December 31, 2009	December 31, 2009	December 31, 2008	December 31, 2008	December 31, 2008

Sales
Domestic sales	$-	$40,492	$40,492	$-	$42,222	$42,222
International sales	-	47,653	47,653	-	44,031	44,031
Total sales	-	88,145	88,145	-	86,253	86,253

Cost of goods sold	-	55,127	55,127	-	55,436	55,436
Gross profit	-	33,018	33,018	-	30,817	30,817

Operating expenses
Selling, general and administrative	3,939	26,524	30,463	4,873	27,233	32,106
Transaction costs	1,613	-	1,613	-	-	-

Total operating expenses	5,552	26,524	32,076	4,873	27,233	32,106

Operating (loss) income	(5,552)	6,494	942	(4,873)	3,584	(1,289)

Other (expense) income
Interest expense	-	(994)	(994)	-	(788)	(788)
Interest income	701	-	701	2,473	-	2,473
Other, net	-	311	311	(2)	271	269

Total other (expense) income, net	701	(683)	18	2,471	(517)	1,954

(Loss) income before income tax	(4,851)	5,811	960	(2,402)	3,067	665
(Benefit) income tax provision	(6)	1,868	1,862	-	573	573
Net income (loss)	$(4,845)	$3,943	$(902)	$(2,402)	$2,494	$92

Sales

Combined sales increased $1,892 or 2.2%, to $88,145 during 2009 compared to $86,253 during 2008. The increase in sales was primarily attributable to the increase in BDEL’s European and international distribution business, which was partially off-set by a decrease in domestic sales during the period.

Combined domestic sales decreased $1,730 or 4.1%, to $40,492 during 2009 compared to $42,222 during 2008.  The decrease was primarily attributable to a decrease in the volume of units sold due to the downturn in the economy.

Combined international sales increased $3,622 or 8.2%, to $47,653 during 2009 compared to $44,031 during 2008.  The increase in international sales was primarily attributable to the increase in the quantity of products sold.

Cost of Goods Sold

Combined cost of goods sold decreased $309 or 0.6%, to $55,127 during 2009 compared to $55,436 during 2008. The decrease in cost of goods sold was primarily attributable to lower costs on the mix of product sold and a reduction in the last-in, first-out (“LIFO”) reserve.

Gross Profit

Combined gross profit increased $2,201 or 7.1%, to $33,018 during 2009 compared to $30,817 during 2008.  Gross margin was 37.5% during 2009 compared to 35.7% during 2008.  The increase in gross profit was primarily attributable to the lower costs on the mix of product sold and a reduction in the LIFO reserve.

Selling, General and Administrative

Combined selling, general and administrative expenses decreased $1,643 or 5.1%, to $30,463 during 2009 compared to $32,106 during 2008. The decrease in selling, general and administrative expenses was primarily attributable to leveraging existing fixed cost components, decreases in employment compensation and benefits through head count and certain salary reductions, non-cash equity compensation expense, consulting fees, accounting fees, travel expenses, and other non-transaction related professional services.

Transaction Costs

Combined transaction expense increased $1,613 or 100.0% during 2009 compared to $0 during 2008. The increase in transaction expense was due to a significant negotiation and due diligence review of a proposed transaction relating to the Company’s redeployment strategy, which involved an acquisition of several major assets and a financing component that terminated without consummation.  The transaction expenses included legal, accounting, and other professional fees incurred for due diligence, and preparation and negotiation of documentation.

Interest Expense

Combined interest expense increased $206 or 26.1%, to $994 during 2009 compared to $788 during 2008. The increase in interest expense was primarily attributable to having a higher average line of credit balance outstanding due to funding working capital and capital expenditures during 2009 compared 2008.

Interest Income

Combined interest income decreased $1,772, or 71.7%, to $701during 2009, from $2,473 in 2008.  Interest income 2009 and 2008, includes $466 and $1,945 in discount accretion and premium amortization, respectively.  The decrease in interest income was due primarily to lower rates of return on investments as well as lower levels of cash available for investment.  The weighted average interest rate for the Company’s investments for 2009 was 0.8% compared to 2.9% for 2008.

Other Income/Expense, Net

Combined other income, net increased $42 or 15.6%, to income of $311 during 2009, compared to income of $269 during 2008. The increase in other income, net was primarily attributable to the increase of royalty income received.

Income Taxes

Combined income tax expenses increased $1,289 or 225.0%, to $1,862 during 2009 compared to $573 for 2008.  The increase in tax expense is due to primarily due to the higher pre-tax income of the Predecessor during 2009 compared to 2008.

Liquidity and Capital Resources (In Thousands)

Combined Year Ended December 31, 2010 Compared to Combined Year Ended December 31, 2009

The following presents a discussion of cash flows for the combined year ended December 31, 2010, compared with the combined year ended December 31, 2009.  The combined year ended December 31, 2010, represents the combined results of the Company for the year ended December 31, 2010, and the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The Predecessor does not include GMP. Management believes this combined presentation of the Company and Predecessor cash flows is the most useful comparison between periods.

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our operations and general corporate needs.  At December 31, 2010, we had total cash and cash equivalents of $2,767 compared with a combined cash and cash equivalents balance of $59,680 at December 31, 2009.  In addition we had combined investments in marketable securities of $0 and $24,059 at December 31, 2010 and 2009, respectively.

	TWELVE MONTHS	FIVE MONTHS	TWELVE MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED	ENDED
		Predecessor	Combined		Predecessor Company	Combined
	December 31, 2010	Company May 28, 2010	December 31, 2010	December 31, 2009	December 31, 2009	December 31, 2009

Net cash (used in ) provided by operating activities	$(13,751)	$7,412	$(6,339)	$(3,652)	$6,909	$3,257
Net cash (used in) provided by investing activities	(60,587)	(788)	(61,375)	42,673	(3,303)	39,370
Net cash provided by (used in) financing activities	18,503	(6,261)	12,242	-	(4,369)	(4,369)
Effect of foreign exchange rates on cash	239	(60)	179	-	(46)	(46)
Change in cash and cash equivalents	(55,596)	303	(55,293)	39,021	(809)	38,212
Cash and cash equivalents, beginning of period	58,363	1,317	59,680	19,342	2,126	21,468
Cash and cash equivalents, end of period	$2,767	$1,620	$4,387	$58,363	$1,317	$59,680

Net Cash (Used In) Provided by Operating Activities

Combined net cash used in operating activities was $6,339 during 2010 compared to net cash provided by of $3,257 during 2009.  The increase in cash used is primarily due to $5,075 of transaction expenses relating to the Mergers, the increase in inventory sold of $4,997 due to the step-up in fair value in purchase accounting, $1,061 in severance payments and transition costs, $1,295 in lease indemnity payments and $974 in merger and integration charges related to the acquisitions of BDEL and GMP, with the remaining change of $3,806 attributable to increases in working capital during 2010.

Excluding $5,075 of transaction expenses relating to the acquisitions of BDEL and GMP, $4,997 in step-up value of inventory sold, $1,061 in severance payments and transition costs, $1,295 in lease indemnity payments, and $974 in merger and integration charges related to the acquisitions of BDEL and GMP, the net cash provided by operating activities would have been $7,063 for 2010.

Combined capital expenditures decreased $436 to $2,874 during 2010 compared to $3,310 during 2009.  The decrease was due to certain building renovation and tooling costs that were incurred during 2009 that were not incurred during 2010.  Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures was $(9,213) during 2010 compared to $(53) during 2009.  Excluding $5,075 of transaction expenses relating to the acquisitions of BDEL and GMP, $4,997 in step-up value of inventory sold, $1,061 in severance payments and transition costs, $1,295 in lease indemnity payments, and $974 in merger and integration charges related to the acquisitions of BDEL and GMP, free cash flow would have been $4,189 during 2010.

Net Cash (Used In) Provided by Investing Activities

Combined net cash (used in) provided by investing activities decreased by $100,745 to $(61,375) during 2010 compared to $39,370 during 2009.  The decrease is primarily due to the $82,560 used for the purchase of BDEL and GMP, net of cash acquired, as well as a liquidation of marketable securities of $18,621 to fund the Mergers, and is partially offset by a $436 reduction in purchases of capital expenditures.

Net Cash Provided by (Used In) Financing Activities

Combined net cash provided by financing activities increased by $16,611 to $12,242 during 2010 compared to $(4,369) used in during 2009.  The increase is primarily due to the change in net borrowings on the line of credit and capital leases of $13,266, $1,746 in stock subscription and sales in treasury stock and exercise of stock options proceeds, and reduction in treasury purchases and dividends paid of $1,599 by Predecessor.  The net borrowings were used to finance the acquisitions of BDEL and GMP.

Combined Year Ended December 31, 2009 Compared to Combined Year Ended December 31, 2008

The increase in cash provided by operating activities in 2009 compared to 2008 was primarily due to an increase in net earnings and a lower level of net cash used in 2009 for operating assets and liabilities.

Net Operating Loss

As of December 31, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $226,837, $1,501 and $56, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under section 382 of the Internal Revenue Code due to a prior ownership change of greater than 50%.  The Company believes it’s more likely than not that its U.S. Federal net operating loss (“NOL”), will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”).  AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.  Of the $225,786 of NOLs available to offset taxable income, $214,160 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

As of December 31, 2010, the Company’s gross deferred tax asset was $91,031.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of approximately $69,527, not including deferred tax liabilities.

Loan Agreement

In connection with the closing of the acquisition of BDEL, the Company and certain of its subsidiaries entered into a loan agreement effective May 28, 2010 among Zions First National Bank, a national banking association (“Lender”) and the Company and its direct and indirect subsidiaries, BDEL, Black Diamond Retail, Inc. (“BD-Retail”), and Purchaser, as co-borrowers (the “Borrowers”) (the “Loan Agreement”).  Concurrently with the closing of the acquisition of BDEL, Gregory Mountain Products, LLC, as the surviving company of the Gregory Merger, entered into an assumption agreement and became an additional Borrower under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Lender has made available to the Borrowers a $35,000 unsecured revolving credit facility (the “Loan”), of which $25,000 was made available at the time of the closing of the acquisition of BDEL and an additional $10,000 was made available to the Company upon the closing of the acquisition of GMP. The Loan matures on July 2, 2013.  The Loan may be prepaid or terminated at the Company's option at anytime without penalty.  No amortization is required.  Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity.  The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2010, excluding note discounts of $8,636, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Operating leases	$4,326	$1,186	$1,787	$642	$711
Capital leases	305	158	131	16	-
Line of credit	14,735	-	14,735	-	-
5% Senior Subordinated Notes	22,610	-	-	-	22,610
Trademark payable	750	150	600	-	-
Other long-term liabilities	785	-	-	-	785
	$43,511	$1,494	$17,253	$658	$24,106

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements.  We also do not engage in energy, weather or other commodity-based contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, we can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing and financing under those conditions. The Company believes it has moderate exposure to these risks. We assess market risk based on changes in interest rates, foreign currency rates and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values and cash flows based on a hypothetical 10% change in these rates and prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $35.0 million unsecured revolving credit facility (the “Loan”).  We have cash flow exposure on the Loan since the interest is indexed to LIBOR.  As of December 31, 2010, the applicable interest rate for the outstanding borrowings under the Loan was 3.25%.

Foreign Currency Risk

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our operating costs are denominated in other currencies.  Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2010, approximately 31% of our sales were denominated in foreign currencies, the most significant of which were the Euro, British Pound, Norwegian Kroner, Swiss Franc and Canadian Dollar. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACK DIAMOND, INC. AND SUBSIDIARIES

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	34

Independent Auditor’s Report	35

Independent Auditor’s Report	36

Consolidated Balance Sheets - December 31, 2010 and 2009 and June 30, 2009 (Predecessor)	37

Consolidated Statements of Operations - Years Ended December 31, 2010, 2009 and 2008 and Period From
July 1, 2009 to May 28, 2010, and Years Ended June 30, 2009 and 2008 (Predecessor)	38

Consolidated Statements of Cash Flows -Years Ended December 31, 2010, 2009 and 2008 and Period From
July 1, 2009 to May 28, 2010, and Years Ended June 30, 2009 and 2008 (Predecessor)	39

Consolidated Statements of Stockholders' Equity and Comprehensive Loss -Years Ended December 31, 2010, 2009 and
2008 and Period From July 1, 2009 to May 28, 2010, and Years ended June 30, 2009 and 2008 (Predecessor)	41

Notes to Consolidated Financial Statements	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
of Black Diamond, Inc.:

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the aforementioned consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries, as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Salt Lake City, UT
March 15, 2011

Independent Auditors’ Report

The Board of Directors and Stockholders
Black Diamond Equipment, Ltd.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Black Diamond Equipment, Ltd. and subsidiaries (the Company) for the period from July 1, 2009 to May 28, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Black Diamond Equipment, Ltd. and subsidiaries operations and their cash flows for the period from July 1, 2009 to May 28, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Salt Lake City, UT
March 15, 2011

Independent Auditors’ Report

Board of Directors and Stockholders
Black Diamond Equipment, Ltd. And Subsidiaries:

We have audited the accompanying consolidated balance sheet of Black Diamond Equipment, Ltd. and Subsidiaries (collectively, the Company) as of June 30, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended June 30, 2009 and 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond Equipment, Ltd. and Subsidiaries as of June 30, 2009 and the results of their operations and their cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principle generally accepted in the United States of America.

/s/ TANNER LC
Salt Lake City, UT
September 15, 2009

BLACK DIAMOND, INC.
CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,		Predecessor Company
	2010	2009	June 30, 2009
Assets
Current Assets
Cash and cash equivalents	$2,767	$58,363	$1,271
Marketable securities	-	24,059	-
Accounts receivable, net	20,293	-	9,727
Inventories	34,942	-	25,580
Prepaid and other current assets	2,527	673	646
Income tax receivable	376	-	-
Deferred income taxes	1,698	-	1,810
Total Current Assets	62,603	83,095	39,034

Non-Current Assets
Property and equipment, net	14,740	696	9,781
Definite lived intangible assets, net	17,439	-	32
Indefinite lived intangible assets	32,650	-	897
Goodwill	40,601	-	1,160
Deferred income taxes	43,582	-	-
Other long-term assets	1,064	-	-
Total Non-Current Assets	150,076	696	11,870
TOTAL ASSETS	$212,679	$83,791	$50,904

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$19,208	$1,713	$9,884
Current portion of long-term debt	308	-	2,992
Total Current Liabilities	19,516	1,713	12,876

Non-Current Liabilities
Long-term debt	29,456	-	14,195
Other long-term liabilities	785	446	-
Deferred income taxes	-	-	601
TOTAL LIABILITIES	49,757	2,159	27,672

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-	-
Common stock, $.0001 par value; 100,000 shares authorized:
21,814 and 17,442 shares issued; and 21,739 and
17,367 outstanding in 2010 and 2009, respectively	2	2	-
Common stock, $0.01 par value; 200 shares authorized; 86 shares issued
at June 30, 2009 (including 11 shares held in treasury at June 30, 2009)	-	-	1
Additional paid-in capital	399,475	370,994	2,707
(Accumulated deficit) retained earnings	(238,178)	(289,368)	22,499
Treasury stock, at cost	(2)	(2)	(2,678)
Accumulated other comprehensive income	1,625	6	703
TOTAL STOCKHOLDERS' EQUITY	162,922	81,632	23,232
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$212,679	$83,791	$50,904

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

				Predecessor Company
				Period from July 1, 2009 to May 28,
	Year Ended December 31,				Year Ended June 30,
	2010	2009	2008	2010	2009	2008

Sales
Domestic sales	$32,972	$-	$-	$39,905	$40,286	$38,902
International sales	42,940	-	-	47,176	43,670	38,891
Net sales	75,912	-	-	87,081	83,956	77,793

Cost of goods sold	52,180	-	-	53,161	53,392	49,204
Gross profit	23,732	-	-	33,920	30,564	28,589

Operating expenses
Selling, general and administrative	31,208	3,939	4,873	26,212	25,935	25,031
Restructuring charge	2,842	-	-	-	-	-
Merger and integration	974	-	-	-	-	-
Transaction costs	5,075	1,613	-	-	-	-

Total operating expenses	40,099	5,552	4,873	26,212	25,935	25,031

Operating (loss) income	(16,367)	(5,552)	(4,873)	7,708	4,629	3,558

Other (expense) income
Interest expense	(1,723)	-	-	(530)	(1,018)	(869)
Interest income	46	701	2,473	-	-	-
Other, net	(995)	-	(2)	1,889	(69)	240

Total other (expense) income, net	(2,672)	701	2,471	1,359	(1,087)	(629)

(Loss) income before income tax	(19,039)	(4,851)	(2,402)	9,067	3,542	2,929
Income tax (benefit) expense	(70,229)	(6)	-	2,825	1,257	872
Net income (loss)	$51,190	$(4,845)	$(2,402)	$6,242	$2,285	$2,057

Earnings (loss) per share:
Basic	$2.58	$(0.29)	$(0.14)
Diluted	2.56	(0.29)	(0.14)

Weighted average shares outstanding:
Basic	19,815	16,867	16,867
Diluted	20,022	16,867	16,867

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

				Predecessor Company
				Period from July 1, 2009 to May 28,
	Year Ended December 31,				Year Ended June 30,
	2010	2009	2008	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,190	$(4,845)	$(2,402)	$6,242	$2,285	$2,057
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,709	342	356	2,140	2,042	1,541
Accretion of discount on notes payable	596	-	-	38	-	-
Loss on disposition of assets	624	1	-	4	4	5
Stock-based compensation expense	5,109	490	677	165	48	110
Amortization of discount on securities, net	-	(466)	(1,945)	-	-	-
Excess tax benefit from stock-based compensation	-	-	-	1,147	53	25
Deferred income taxes	(71,055)	-	-	816	393	(460)
Changes in operating assets and liablities, net of acquisitions:
(Increase)/decrease in accounts receivable	(4,338)	-	-	(2,264)	(1,373)	(1,597)
Increase in inventory	(2,908)	-	-	5,257	(3,701)	(2,208)
(Increase)/decrease in prepaid and other current assets	122	(540)	57	(2,392)	635	513

Increase/(decrease) in accounts payable and accrued liabilities	4,646	1,330	(235)	(1,414)	757	858
(Decrease)/increase in deferred rent	(446)	36	67	-	-	-
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(13,751)	(3,652)	(3,425)	9,739	1,143	844

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of marketable securities	(22,065)	(48,943)	(110,105)	-	-	-
Proceeds from maturity and sales of marketable securities	46,124	91,623	90,993	-	-	-
Purchase of businesses, net of cash acquired	(82,560)	-	-	-	-	-
Purchase of intangible assets	-	-	-	(10)	-	-
Proceeds from disposition of assets	-	-	-	13	11	42
Capital expenditures	(2,086)	(7)	(7)	(1,821)	(3,912)	(3,896)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(60,587)	42,673	(19,119)	(1,818)	(3,901)	(3,854)

Continued…
SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(5,526)	-	-	(8,445)	(173)	(121)
Proceeds from issuance of long-term debt	20,121	-	-	-	2,515	2,699
Purchase of treasury stock	-	-	-	(689)	(685)	(431)
Proceeds from sales of treasury stock and exercise of stock options	1,005	-	-	1,585	600	617
Proceeds from the sale of stock	2,903	-	-	-	-	-
Dividends paid	-	-	-	-	(225)	(355)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	18,503	-	-	(7,549)	2,032	2,409

Effect of foreign exchange rates on cash	239	-	-	(23)	(292)	1,187

CHANGE IN CASH AND CASH EQUIVALENTS	(55,596)	39,021	(22,544)	349	(1,018)	586
CASH AND CASH EQUIVALENTS, beginning of period	58,363	19,342	41,886	1,271	2,289	1,703
CASH AND CASH EQUIVALENTS, end of period	$2,767	$58,363	$19,342	$1,620	$1,271	$2,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$1,239	$-	$-	$3,013	$1,130	$1,911
Cash paid for interest	$1,034	$-	$-	$555	$1,024	$892
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable issued to acquire intangible asset	$-	$-	$-	$-	$897	$-
Stock issued for business acquisition	$19,465	$-	$-	$-	$-	$-

Notes and deferred compensation issued in business acquisition	$13,442	$-	$-	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)
	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity	Income (Loss)

Balance, December 31, 2007	17,442	$2	$369,827	$(282,121)	(75)	$(2)	$13	$87,719
Components of comprehensive income:
Net loss	-	-	-	(2,402)	-	-	-	(2,402)	$(2,402)
Unrealized gain on marketable securities, net	-	-	-	-	-	-	390	390	390
Comprehensive income	-	-	-	-	-	-	-	-	$(2,012)
Stock-based compensation	-	-	677	-	-	-	-	677

Balance, December 31, 2008	17,442	2	370,504	(284,523)	(75)	(2)	403	86,384
Components of comprehensive income:
Net loss	-	-	-	(4,845)	-	-	-	(4,845)	$(4,845)
Unrealized loss on marketable securities, net	-	-	-	-	-	-	(397)	(397)	(397)
Comprehensive income	-	-	-	-	-	-	-	-	$(5,242)
Stock-based compensation	-	-	490	-	-	-	-	490

Balance, December 31, 2009	17,442	2	370,994	(289,368)	(75)	(2)	6	81,632
Components of comprehensive income:
Net loss	-	-	-	51,190	-	-	-	51,190	$51,190
Unrealized loss on marketable securities, net	-	-	-	-	-	-	(6)	(6)	(6)
Foreign currency translation adjustment, net	-	-	-	-	-	-	1,862	1,862	1,862
Unrealized loss on hedging activities, net	-	-	-	-	-	-	(237)	(237)	(237)
Comprehensive income	-	-	-	-	-	-	-	-	52,809
Stock issued due to option exercises	181	-	1,004	-	-	-	-	1,004
Stock issued to employees	484	-	2,903	-	-	-	-	2,903
Shares issued in acquisition of GMP	3,707	-	19,465	-	-	-	-	19,465
Stock-based compensation	-	-	5,109	-	-	-	-	5,109

Balance, December 31, 2010	21,814	$2	$399,475	$(238,178)	(75)	$(2)	$1,625	$162,922

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Predecessor Company
			Additional Paid-In	Retained			Accumulated Other Comprehensive	Total Stockholders'	Comprehensive
	Common Stock				Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity	Income

Balance, June 30, 2007	86	$1	$1,917	$18,737	13	$(2,225)	$296	$18,726
Components of comprehensive income:
Net income	-	-	-	2,057	-	-	-	2,057	$2,057
Foreign currency translation adjustment, net	-	-	-	-	-	-	895	895	895
Unrealized loss on hedging activities, net	-	-	-	-	-	-	(78)	(78)	(78)
Comprehensive income	-	-	-	-	-	-	-	-	2,874
Purchase of treasury stock	-	-	-	-	1	(431)	-	(431)
Issuance of stock from treasury	-	-	170	-	(2)	190	-	360
Stock issued due to option exercises	-	-	133	-	(1)	148	-	281
Stock-based compensation	-	-	111	-	-	-	-	111
Dividends paid	-	-	-	(355)	-	-	-	(355)

Balance, June 30, 2008	86	1	2,331	20,439	11	(2,318)	1,113	21,566
Components of comprehensive income:
Net income	-	-	-	2,285	-	-	-	2,285	$2,285
Foreign currency translation adjustment, net	-	-	-	-	-	-	(262)	(262)	(262)
Unrealized loss on hedging activities, net	-	-	-	-	-	-	(148)	(148)	(148)
Comprehensive income	-	-	-	-	-	-	-	-	1,875
Purchase of treasury stock	-	-	-	-	2	(685)	-	(685)
Issuance of stock from treasury	-	-	161	-	(1)	117	-	278
Stock issued due to option exercises	-	-	127	-	(1)	208	-	335
Stock-based compensation	-	-	88	-	-	-	-	88
Dividends paid	-	-	-	(225)	-	-	-	(225)

Balance, June 30, 2009	86	1	2,707	22,499	11	(2,678)	703	23,232
Components of comprehensive income:
Net income	-	-	-	6,242	-	-	-	6,242	$6,242
Foreign currency translation adjustment, net	-	-	-	-	-	-	(305)	(305)	(305)
Comprehensive income	-	-	-	-	-	-	-	-	5,937
Purchase of treasury stock	-	-	-	-	2	(689)	-	(689)
Issuance of stock from treasury	-	-	(7)	-	-	15	-	8
Stock issued due to option exercises	-	-	254	-	(7)	1,331	-	1,585
Stock-based compensation	-	-	1,304	-	-	-	-	1,304
Balance, May 28, 2010	86	$1	$4,258	$28,741	6	$(2,021)	$398	$31,377

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (in thousands, except per share amounts)

NOTE 1.  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles.

Nature of Business

The Company is a leading provider of outdoor recreation equipment and active lifestyle products. The Company’s principal brands are Black Diamond® and Gregory®. The Company develops, manufactures and globally distributes a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay and devices, helmets, ice-climbing gear), technical backpacks and high-end day packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski bindings, ski boots, ski skins and avalanche safety equipment. Headquartered in Salt Lake City, Utah, the Company has more than 475 employees worldwide, with ISO 9001 manufacturing facilities both in Salt Lake City and Southeast China, as well as a sewing plant in Calexico, California, distribution centers in Utah and Southeast China, a marketing office in Yokohama, Japan, and a fully-owned sales, marketing and distribution operation for Europe, located near Basel, Switzerland.

On January 21, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor” or “Predecessor Company”) for financial reporting purposes (see Note 2 for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.  Some of the more significant estimates relate to revenue recognition, hedge accounting, allowance for doubtful accounts, inventory, product warranty, stock-based compensation, long-lived and intangible assets and income taxes.

Reclassifications

Certain amounts recorded in the Predecessor Company’s consolidated financial statements during the years ended June 30, 2009, 2008, and 2007 have been reclassified to conform to the 2010 consolidated financial statement presentation.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Black Diamond, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  At December 31, 2010 and 2009, the Company did not hold any amounts that were considered to be cash equivalents.  At June 30, 2009, the Predecessor Company did not hold any amounts that were considered to be cash equivalents.

Marketable Securities

The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized.  At December 31, 2010, the Company did not hold any marketable securities.

At December 31, 2009, marketable securities consisted of government and government agency notes and bonds with a fair market value of $24,059. The amortized cost of marketable securities at December 31, 2009 was $24,059 with an unrealized gain of $6.  The maturities of all securities are less than 12 months at December 31, 2009.  At June 30, 2009, the Predecessor Company did not hold any marketable securities.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific reserve for estimated doubtful accounts based on a percentage of sales. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts.  Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged.  The allowance for doubtful accounts was $353 and $0 at December 31, 2010 and 2009, respectively, and $474 at June 30, 2009.

There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2010, 2009, and 2008 and for the Predecessor Company during the period from July 1, 2009 to May 28, 2010, and the years ended June 30, 2009 and 2008.

Inventories

Inventories at December 31, 2010 are stated at the lower of cost (using the first-in, first-out method “FIFO”) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in.  Inventories for the Predecessor Company at June 30, 2009, other than Black Diamond Equipment AG (“BDAG”) and Black Diamond Sporting Equipment (ZFTZ) Co. Ltd (“BDEA”), are stated at the lower of last-in, first out (“LIFO”) cost or market value.  The excess of current cost using the FIFO cost method over the LIFO value of inventories was $1,062 at June 30, 2009.  Inventories at BDAG and BDEA are stated at the lower of FIFO cost or market value.  Inventories at BDAG and BDEA totaled $13,974 at June 30, 2009.  The Company periodically reviews its inventories for excess, close-out, or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives.  The principal estimated useful lives are: building improvements, 20 years; machinery and equipment, 3-10 years; furniture and fixtures, 5 years.  Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement, or the life of the lease.  Equipment under capital leases are stated at the present value of minimum lease payments.  Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill resulted from the acquisitions of BDEL and GMP and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill and indefinite lived intangible assets are not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists.  Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated sales.  The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure.  These derivatives are carried at fair value on the Company’s consolidated balance sheets in prepaid and other current assets and accrued liabilities.  Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income.  For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged item is recognized in earnings.  The Company uses operating budgets and cash flow forecasts to estimate future economic exposure and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management policies.

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

Revenue Recognition

The Company sells its products pursuant to customer orders or sales contracts entered into with its customers. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of operations.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues.  The estimates are based on historical rates of product returns and claims.  However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates.  If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to sales in the period in which we make such a determination.  Over the three-year period ended December 31, 2010, our actual annual sales returns have averaged less than 2 percent of net sales.  The allowance for outstanding sales returns from customers is insignificant to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees.  Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses.  Advertising costs are expensed in the period incurred.  Total advertising expense was $979, $0, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively, and for the Predecessor Company was $1,269, $1,334, and $1,077, for the period from July 1, 2009 to May 28, 2010, and for the years ended June 30, 2009 and 2008, respectively.

Product Warranty

Some of the Company’s products carry limited warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The Company has not experienced significant warranty claims on its products.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs were $1,783, $0, and $0 for the years ended December 31, 2010, 2009, and 2008, respectively, and for the Predecessor Company were $1,404, $2,073, and $2,280 for the period from July 1, 2009 to May 28, 2010, and for the years ended June 30, 2009 and 2008, respectively.

Income Taxes

Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested.

Concentration of Credit Risk and Sales

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

During the year ended December 31, 2010, Recreational Equipment, Inc. (“REI”) accounted for approximately 14% of the Company’s sales.  The loss of this customer could have a material adverse effect on the Company.  REI accounted for approximately 12%, 12%, and 13% of the Predecessor’s sales for the period from July 1, 2009 to May 28, 2010, and for the years ended June 30, 2009 and 2008, respectively.

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments.  Derivative financial instruments are recorded at fair value based on current market pricing models.  The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2010.

Segment Information

The Company has determined that during 2010, 2009, and 2008, the Company operated in one principal business segment.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the year ended December 31, 2010 that materially impact the financial results or disclosures of the Company.

New accounting guidance issued by the FASB, but not effective until after 2010, is not expected to have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

NOTE 2.  ACQUISITIONS

Black Diamond Equipment, Ltd.

On May 28, 2010, the Company acquired BDEL, a Delaware corporation, pursuant to the Agreement and Plan of Merger dated May 7, 2010 (the “Black Diamond Equipment Merger Agreement”), by and among the Company, BDEL, Everest/Sapphire Acquisition, LLC (“Purchaser”), a Delaware limited liability company and a wholly-owned direct subsidiary of the Company, Sapphire Merger Corp. (“Merger Sub”), a Delaware corporation and a wholly-owned direct subsidiary of Purchaser, and Ed McCall, as Stockholders’ Representative.  Under the Black Diamond Equipment Merger Agreement, Purchaser acquired BDEL and its three subsidiaries through the merger of Merger Sub with and into BDEL, with BDEL as the surviving corporation of the merger (the “Black Diamond Equipment Merger”).

In the Black Diamond Equipment Merger Agreement, the Company acquired all of the outstanding common stock of BDEL for an aggregate amount of $85,675 (after closing adjustments of $4,335 relating to working capital), $4,500 of which is being held in escrow for a one year period as security for indemnification claims under the Black Diamond Equipment Merger Agreement. Certain BDEL shareholders used their cash received from the sale of BDEL common stock to purchase 484 shares of the Company’s common stock from the Company, for a total value of $2,903.

Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP, a Delaware corporation in a merger transaction (the “Gregory Merger”) pursuant to the Agreement and Plan of Merger (the “Gregory Merger Agreement”) by and among GMP, the Company, Purchaser, Everest Merger I Corp., a Delaware corporation and a wholly-owned direct subsidiary of Purchaser (“Merger Sub One”), Everest Merger II, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Purchaser (“Merger Sub Two”), and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory (collectively, the “Gregory Stockholders”).

In the Gregory Merger, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of $44,111 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of Gregory as follows: (i) the issuance of 2,419 shares to Kanders GMP Holdings, LLC and 1,256 shares to Schiller Gregory Investment Company, LLC of the Company’s unregistered common stock, and (ii) the issuance by the Company of the 5% seven year subordinated promissory notes dated May 28, 2010 (the “Merger Consideration Subordinated Notes”) in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC. The merger consideration payable to the Gregory Stockholders was approved by a special committee comprised of independent directors of the Company’s Board of Directors.

The Company’s actual closing stock price was $6.85 on May 28, 2010, the date that each of the Black Diamond Equipment Merger and the Gregory Merger (together, the “Mergers”) was completed.   Since a two year lock up is in place on all the shares issued to Kanders GMP LLC and to Schiller Gregory Investment Company, LLC, a discount of $1.58 (23%) was applied against the $6.85 closing stock price to yield a fair value of $5.27 per share.  The 23% discount was calculated using the Finerty model with a two-year term and a volatility of 75.9%.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, requires that the fair value of replacement awards and cash payments made to settle vested awards attributed to precombination service be included in the consideration transferred.  The fair value of GMP share awards, not including stock units, which will immediately vest at the effective date of the Mergers, as applicable, has been attributed to precombination service and included in the consideration transferred in the amounts of $593, consisting of $185 in cash, $316 in notes, net of discount of $238, and $92 in stock.  The amount attributable to post combination service that will be expensed subsequent to the date of acquisition was $682.

The Company believes the mergers of the Company, BDEL and GMP will produce the following significant benefits:

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

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values.  The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill.

	BDEL	GMP
	Estimated Fair Value	Number of Shares	Estimated Fair Value	Estimated Fair Value

Cash paid	$85,675	-	$185	$85,860

Issuance of common stock	-	3,707	19,465	19,465

Issuance of 5% subordinated notes	-	-	13,442	13,442

Total purchase consideration	$85,675	3,707	$33,092	$118,767

Assets Acquired and Liabilities Assumed:
Assets
Cash and cash equivalents	$1,854		$1,446	$3,300
Accounts receivable, net	12,476		3,053	15,529
Inventories	26,030		4,390	30,420
Prepaid and other current assets	2,161		148	2,309
Property and equipment	13,687		693	14,380
Amortizable definite lived intangible assets	12,733		5,483	18,216
Identifiable indefinite lived intangible assets	19,600		13,050	32,650
Goodwill	22,320		18,281	40,601
Deferred income taxes	1,809		65	1,874
Other long-term assets	345		133	478
Total Assets	113,015		46,742	159,757

Liabilities
Accounts payable and accrued liabilities	9,737		3,052	12,789
Current portion of long-term debt	200		-	200
Long-term debt	245		-	245
Other long-term liabilities	1,030		-	1,030
Deferred income taxes	16,128		10,598	26,726
Total Liabilities	27,340		13,650	40,990

Fair value	$85,675		$33,092	$118,767

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.  The fair value of BDEL’s and GMP’s property and equipment was estimated using the replacement cost method.  Under the replacement cost method, fair value is estimated to be the amount a market participant would pay to replace the asset.  The fair value of BDEL’s and GMP’s assembled workforce and buyer-specific synergies has been included in goodwill.  Goodwill that is expected to be deductible for tax purposes amounted to $260.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

Pro Forma Results

The following pro forma results are based on the individual historical results of the Company, BDEL and GMP, with adjustments to give effect to the combined operations as if the Mergers had been consummated at the beginning of the periods presented.  The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transaction in fact occurred at the beginning of the earliest periods presented.

	Year Ended December 31,
	2010	2009

Sales	$125,016	$113,499
Net (loss)/income	$54,078	$64
Net (loss)/income per share - basic	$2.73	$-
Net (loss)/income per share - diluted	$2.70	$-

NOTE 3.   INVENTORIES

Inventories, as of December 31, 2010 and 2009 and for the Predecessor, as of June 30, 2009, were as follows:

	December 31,		Predecessor Company
	2010	2009	June 30, 2009

Finished goods	$29,192	$-	$20,404
Work-in-process	801	-	465
Raw materials and supplies	4,949	-	4,711
	$34,942	$-	$25,580

At the time of acquisition, on May 28, 2010, inventories reflected an increase of $3,850 and $1,147 to record BDEL and GMP’s inventory, respectively, at its estimated fair value.  The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.  As the Company sold through the acquired inventory, the cost of sales reflected the increased valuation of BDEL’s and GMP’s inventory, which reduced the Company’s gross margin during 2010.  During the year ended December 31, 2010, the entire $4,997 of the fair value adjustment was recognized in cost of goods sold.

The estimated replacement cost of inventories exceeded the LIFO inventory cost by $1,062 at June 30, 2009.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

NOTE 4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2010 and 2009 and for the Predecessor, as of June 30, 2009 was as follows:

	December 31,		Predecessor Company
	2010	2009	June 30, 2009

Land	$2,850	$-	$336
Building and improvements	3,011	1,894	4,279
Furniture and fixtures	2,043	453	2,177
Computer hardware and software	2,726	120	3,620
Machinery and equipment	6,419	144	8,662
Construction in progress	1,431	-	725

	$18,480	$2,611	$19,799

Less accumulated depreciation	(3,740)	(1,915)	(10,018)

	$14,740	$696	$9,781

At the time of acquisition, property and equipment reflected an increase of $4,262 and $150 to record BDEL’s and GMP’s property and equipment, respectively, at their respective estimated fair values.  Depreciation expense was $1,933, $342, and $356 for the years ended December 31, 2010, 2009, and 2008, respectively, and for the Predecessor Company was $2,136, $2,038, and $1,533, for the period from July 1, 2009 to May 28, 2010, and for the years ended June 30, 2009 and 2008, respectively.

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill:

Balance at December 31, 2009	$-

Increase due to Acquisitions	40,601

Balance at December 31, 2010	$40,601

There were no changes in goodwill during 2009 and for any of the Predecessor Company’s periods.

Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company, and the Predecessor Company, determined that goodwill was not impaired.

Indefinite Lived Intangible Assets

In connection with the Mergers, the Company acquired certain tradenames and trademarks which provide BDEL and GMP with the exclusive and perpetual rights to manufacture and sell their respective products.  Tradenames and trademarks will not be amortized, but reviewed annually for impairment or upon the existence of a triggering event.  Based on the results of the Company’s annual impairment tests, the Company, and the Predecessor Company, determined that indefinite lived intangible assets were not impaired.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives.  Intangible assets, net of amortization as of December 31, 2010 and 2009 and for the Predecessor as of June 30, 2009 were as follows:

	December 31, 2010
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Customer relationships	$16,375	$(637)	$15,738	15.1 years
Core technologies	1,505	(96)	1,409	9.3 years
Product technologies	335	(43)	292	4.6 years
Intangibles not subject to amortization
Tradenames and trademarks	32,650	-	32,650	N/A
	$50,865	$(776)	$50,089	14.4 years

There were no intangible assets as of December 31, 2009.

	Predecessor Company
	June 30, 2009
		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Product technologies	$68	$(36)	$32	14.1 years
Intangibles not subject to amortization
Tradenames and trademarks	897	-	897	N/A
	$965	$(36)	$929	14.1 years

Amortization expense for the year ended December 31, 2010 was $776.  Future amortization expense for definite-lived intangible assets is as follows as of December 31, 2010:

2011	$1,330
2012	1,330
2013	1,330
2014	1,312
2015	1,275
Thereafter	10,862
$17,439

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

NOTE 6.  LONG-TERM DEBT

Long-term debt, net as of December 31, 2010, and 2009 and for the Predecessor, as of June 30, 2009, was as follows:

	December 31,		Predecessor Company
	2010	2009	June 30, 2009

Revolving credit facility (a)	$14,735	$-	$12,669
5% Senior Subordinated Notes due 2017 (b)	14,018	-	-
Trademark payable (c )	706	-	797
Revolving line of credit (d)	-	-	2,763
Note payable to government agency (e)	-	-	345
Capital leases (f)	305	-	613
	29,764	-	17,187
Less current portion	(308)		(2,992)
	$29,456	$-	$14,195

(a)
In connection with the closing of the acquisition of BDEL, the Company and certain of its subsidiaries entered into a loan agreement effective May 28, 2010 with Zions First National Bank (“Lender”) (the “Loan Agreement”).

Pursuant to the terms of the Loan Agreement, the Lender has made available to the Borrowers a thirty-five million dollar ($35,000) unsecured revolving credit facility (the “Loan”), of which $25,000 was made available at the time of the closing of the acquisition of BDEL and an additional $10,000 was made available to the Company upon the closing of the acquisition of GMP. The Loan matures on July 2, 2013.  The Loan may be prepaid or terminated at the Company's option at anytime without penalty.  No amortization is required.  Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity.  The Loan bears interest at the 90-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement) as follows: (i) 90-day LIBOR Rate plus 3.5% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.5; (ii) 90-day LIBOR Rate plus 2.75% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is less than 2.5.   The Loan requires the payment of an unused commitment fee of (i) 0.6% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.5, and (ii) 0.45% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is less than 2.5.

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

(b)
In connection with the Gregory Merger, $22,056 and $554 in subordinated notes were issued.  The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time.  Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted the notes to $13,127 and $316, respectively, at date of acquisition.  We will accrete the discount on the notes to interest expense using the effective interest method over the term of the notes.  During the year ended December 31, 2010, $455 and $120, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of operations.

(c)
In June 2009, the Company entered into a contract to purchase the exclusive rights to the Black Diamond Equipment trademark for clothing.  The face amount of the non-interest bearing note was $1,000. The unamortized discount, based upon an imputed interest rate of 5%, was $103 at inception.  During the year ended December 31, 2010, $21 of the discount was accreted and recorded as interest expense in the accompanying statements of operations.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

(d)	Unsecured revolving line of credit with a bank with a maximum availability of $3,685, interest at 2.0%. This revolving line of credit was paid off on May 28, 2010.

(e)
Note payable to a government agency which bears interest at 6.345%, requires monthly installments of $5,409, and secured by real property and certain equipment.  This note was guaranteed by an executive officer and was paid in full in December 2009.

(f)
Various capital leases payable to banks:  interest rates ranging from 4.63% to 7.75%; monthly installments ranging from $1 to $5; ending between January 2011 and April 2014; secured by certain equipment.

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2010 are as follows:

2011	$150
2012	600
2013	14,735
2014	-
2015	-
Thereafter	22,610
Total future long-term debt payments	38,095
Less amount representing debt discounts	(8,636)
Total carrying amount of long-term debt	29,459
Less current portion	(150)
Long-term debt obligations	$29,309

Property held under capital leases as of December 31, 2010, December 31, 2009 and for the Predecessor Company as of June 30, 2009 was $469, $0, and $848, respectively, and accumulated amortization was $37, $0 and $192, respectively.

Capital lease future minimum lease payments and the present value of net minimum lease payments for the years subsequent to December 31, 2010, are as follows:

2011	$174
2012	92
2013	47
2014	16
2015	-
Thereafter	-
Total Future minimum lease payments	329
Less amount representing interest	(24)
Present value of net minimum lease payments	305
Less current portion	(158)
Long-term capial lease obligations	$147

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

NOTE 7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $785 and $446 as of December 31, 2010 and 2009, respectively.  There were no other long-term liabilities outstanding for the Predecessor as of June 30, 2009.  The balance of $785 as of December 31, 2010 relates to a pension liability of the benefit plan for the Company’s European employees that, under U.S. GAAP, is considered to be a defined benefit plan.  The Company also has an insurance policy, whereby; any underfunded amounts related to the pension liability are recoverable from the insurance company.  The Company has recorded a receivable of $785 under other long-term assets for the underfunded amount as of December 31, 2010.  The balance of $446 as of December 31, 2009 represents deferred rent.

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Contracts Not Designated as Hedged Instruments

The Company held the following contracts not designated as hedged instruments for the Predecessor Company as of June 30, 2009.  There were no derivative contracts not designated as hedged instruments as of December 31, 2010 and 2009.

	Predecessor Company
	June 30, 2009
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Euros	2,500	October-09
Foreign exchange contracts - Swiss Francs	750	November-09
Non-deliverable contracts - Chinese Yuans	25,300	February-10

Forward Interest Rate Swap Not Designated as Hedged Instrument

During the year ended June 30, 2009, the Predecessor Company held a forward interest rate swap, in an effort to manage interest rate risk on a certain debt instrument with a variable interest rate.  In September 2005, the Predecessor Company entered into a swap agreement with a notional amount of $4,000, a maturity date of October 2010, and a fixed rate of 4.54%.  The fair value as of June 30, 2009 was $201.  This swap did not qualify for hedge accounting treatment; therefore, the change in the agreement’s fair value has been expensed on the consolidated statements of operations.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

Derivative Contracts Designated as Hedged Instruments

The Company held the following contracts designated as hedged instruments as of December 31, 2010 and for the Predecessor Company, as of June 30, 2009.  There were no derivative contacts held at December 31, 2009.

	December 31, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	465	January-11
Foreign exchange contracts - British Pounds	415	May-11
Foreign exchange contracts - Canadian Dollars	3,965	June-11
Foreign exchange contracts - Euros	10,072	December-11
Foreign exchange contracts - Swiss Francs	15,835	February-12

	Predecessor Company
	June 30, 2009
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	2,244	December-09
Foreign exchange contracts - Euros	8,736	June-10
Foreign exchange contracts - British Pounds	922	June-10
Foreign exchange contracts - Swiss Francs	7,300	June-10

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item.  For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings.  $(43) was reclassified to sales during the year ended December 31, 2010.  During the year ended December 31, 2010, the Company reported an adjustment to accumulated other comprehensive income of approximately $216, as a result of the change in fair value of these contracts.  Certain of these contracts did not qualify as effective hedge instruments and as such the changes in the fair value of the instruments were recognized in other income in the statements of operations for the eleven-month period ended May 28, 2010 for the Predecessor.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2010:

	December 31, 2010
	Fair Value	Classification

Derivative instruments in asset positions:
Forward exchange contracts	$1,346	Prepaid and other current assets
Derivative instruments in liability positions:
Forward exchange contracts	1,387	Accounts payable and accrued liabilities

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, except per share amounts)

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

The following tables present the financial and non-financial assets and liabilities that are recorded at fair value on a recurring basis as December 31, 2010 and 2009, and for the Predecessor Company as of June 30, 2009 in the consolidated balance sheets by fair value hierarchy level, as described above.

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,346	$-	$1,346
	$-	$1,346	$-	$1,346

Liabilities
Forward exchange contracts	$-	$1,387	$-	$1,387
	$-	$1,387	$-	$1,387

	December 31, 2009
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$58,363	$-	$-	$58,363
Marketable securities	24,059	-	-	24,059
	$82,422	$-	$-	$82,422

	Predecessor Company
	June 30, 2009
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$395	$-	$-	$395
Forward exchange contracts	-	57	-	57
	$395	$57	$-	$452

Liabilities
Forward interest rate swap	$-	$-	$201	$201
Forward exchange contracts	-	593	-	593
	$-	$593	$201	$794

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings (loss) per share:

	Year Ended December 31,
	2010	2009	2008

Weighted average shares outstanding - basic	19,815	16,867	16,867
Effect of dilutive stock options	58	-	-
Effect of dilutive restricted stock and restricted stock units	149	-	-
Weighted average shares outstanding - diluted	20,022	16,867	16,867

Earnings (loss) per share:
Basic	$2.58	$(0.29)	$(0.14)
Diluted	2.56	(0.29)	(0.14)

For the year ended December 31, 2010, diluted earnings per share excludes the anti-dilutive effect of options to purchase 1,322,130 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2010.

For the years ended December 31, 2009 and 2008, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.

NOTE 11.  STOCK-BASED COMPENSATION PLAN (SHARE AMOUNTS NOT IN THOUSANDS)

The Company adopted the 2005 Clarus Corporation Stock Incentive Plan (the "2005 Plan"), which was approved by stockholders at the Company’s annual meeting in June 2005.  Under the 2005 Plan, the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company. The 2005 Plan provides for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units.  As of December 31, 2010, the number of shares authorized and reserved for issuance under the 2005 Plan is 4.5 million, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500,000 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2010, 1,788,750 stock options have been awarded under the 2005 Plan, of which 530,000 are unvested and 737,500 are vested and eligible for exercise.

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

Subsequent to May 28, 2010, the Company issued an additional 67,500 stock options, under the Company’s 2005 Plan, to directors and employees of the Company.  Of the 67,500 options issued, 40,000 will vest in four equal consecutive quarterly tranches from the date of grant, and the remaining 27,500 options granted will vest in three installments as follows: 11,000 shares shall vest on December 31, 2012 and 8,250 shares shall vest on each of December 31, 2013 and December 31, 2014.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During 2010

Number of Options	60,000	40,000	40,000	500,000
Option Vesting Period	Immediate	Immediate	1 Year	4.5 Years
Grant Price	$6.85	$6.85	$6.77	$6.25 - $6.85
Dividend Yield	0.00%	0.00%	0.00%	0.00%
Expected Volatility (a)	54.60%	71.70%	53.00%	54.1% - 55.1%
Risk-free Interest Rate	2.10%	0.34%	1.58%	1.76% - 2.75%
Expected Life (Years)	5	1.29	5.31	6.45
Weighted Average Fair Value	$3.33	$2.18	$3.26	$3.39 - $3.83
Aggregate Fair Value	$200	$87	$130	$1,898

(a) Since BDEL’s historical volatility was not representative of the business going in the future, therefore, BDEL’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as BDEL.

Using these assumptions, the fair value of the stock options granted on during 2010 was approximately $2,315, which will be amortized over the vesting period of the options.

Also on May 28, 2010, the Company accelerated the vesting of 180,000 unvested options originally issued on December 13, 2007 to certain terminated employees.  As part of the severance agreements, the expiration period of these options was extended until May 28, 2013.  The total increase to non-cash equity compensation related to these accelerated options was $199, which was recorded in general and administrative expenses on the date of acceleration.

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

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
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

(a) Since BDEL’s historical volatility was not representative of the ongoing future business, accordingly, BDEL’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as BDE.

Using these assumptions, the fair value of the restricted stock awards granted on May 28, 2010 was approximately $2,990, which will be amortized over the expected life of the awards.

On January 17, 2011, the Company granted to Mr. Kanders a seven-year restricted stock award of 250,000 shares of common stock pursuant to the Company’s 2005 Plan, which award shall vest on the date the Fair Market Value (as defined in the 2005 Plan) of the Company’s common stock shall have equaled or exceeded the lesser of three times the Fair Market Value of the Company’s common stock on January 17, 2011 or $14.00 per share, in each case for 20 consecutive trading days.

In connection with the acquisition of GMP, the Company issued 92,401 restricted stock units as replacement awards on May 28, 2010.  ASC 805 requires that the fair value of replacement awards and cash payments made to settle vested awards attributed to precombination service be included in the consideration transferred for the acquisition.  The fair value of GMP share awards, as applicable, has been attributed to precombination service and included in the consideration transferred in the amounts of $593, consisting of $185 in cash, $316 in notes payable, and $92 in stock.  The amount expensed on the date of acquisition attributable to post combination service was $682 related to the 92,401 restricted stock units.

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company and the Predecessor is as follows:

	Year Ended December 31,
	2010	2009	2008

Restricted stock	$2,292	$268	$268
Restricted stock units	683	-	-
Stock options	1,989	222	409
Stock subscription expense (see Note 14)	145	-	-
Total	$5,109	$490	$677

	Predecessor Company
	Period from July 1,	Year Ended June 30,
	2009 to May 28, 2010	2009	2008

Deferred compensation	$1,172	$72	$93
Stock options	132	16	18
Total	$1,304	$88	$111

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

A summary of changes in outstanding options during the year ended December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Restricted Stock	Restricted Stock Units
Outstanding at December 31, 2009	1,968,750	$7.01	500,000	0

Granted	640,000	6.82	500,000	92,401
Exercised	(181,250)	5.55	(500,000)	-
Expired	-		-	-
Forfeited	-		-	-
Outstanding at December 31, 2010	2,427,500	$7.07	500,000	92,401

Options exercisable at December 31, 2010	1,897,500	$7.15

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2010:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$3.85 - $5.33	162,500	162,500	3.2	$4.39
$5.34 - $10.00	2,265,000	1,735,000	4.0	$7.40
	2,427,500	1,897,500	3.6	$7.15

The fair value of unvested shares is determined based on the market price of our shares on the grant date.  As of December 31, 2010, there were 530,000 unvested stock options and unrecognized compensation cost of $1,720 related to unvested stock options.

NOTE 12.  COMMITMENTS AND CONTINGENCIES

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

The Company leases office space, warehouse and distribution space under noncancelable operating leases.  As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.  Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accounts payable and accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Total rent expense of the Company for the years ended December 31, 2010, 2009, and 2008 was $1,367, $400 and $400, respectively. Total rent expense of the Predecessor Company for the period from July 1, 2009 to May 28, 2010, and the years ended June 30, 2009 and 2008 was $689, $543 and $379, respectively.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2010 are as follows:

2011	$1,186
2012	1,017
2013	770
2014	320
2015	322
Thereafter	711
$4,326

NOTE 13.  INCOME TAXES

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

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities.  As of December 31, 2010, the Company had no uncertain tax positions that quality for either recognition or disclosure in the financial statements. The Company conducts its business globally.  As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of 2006-2008.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense.  No amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended December 31, 2010, 2009, and 2008, respectively, and for the Predecessor Company for the period from July 1, 2009 to May 28, 2010, and for the years ended June 30, 2009 and 2008, respectively.

Consolidated (losses) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2010	2009	2008

U.S. operations	$(21,430)	$(4,851)	$(2,402)
Foreign operations	2,391	-	-
Loss before income tax	$(19,039)	$(4,851)	$(2,402)

	Predecessor Company
	July 1, 2009	Year Ended June 30,
	to May 28, 2010	2009	2008

U.S. operations	$7,530	$4,314	$2,219
Foreign operations	1,537	(772)	710
Income before income tax	$9,067	$3,542	$2,929

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$-	$-	$-
State and local	-	-	-
Foreign	-	-	-
	-	-	-
Deferred:
Federal	(4,344)	(900)	(273)
State and local	(885)	(299)	17
Foreign	-	-	-
	(5,229)	(1,199)	(256)
Increase (decrease) in valuation allowance for deferred income taxes	(65,000)	1,193	256
	(70,229)	(6)	-

Income tax expense (benefit)	$(70,229)	$(6)	$-

	Predecessor Company
	July 1, 2009	Year Ended June 30,
	to May 28, 2010	2009	2008

Current:
Federal	$1,621	$758	$1,008
State and local	227	106	142
Foreign	161	-	182
	2,009	864	1,332
Deferred:
Federal	716	345	(403)
State and local	100	48	(57)
Foreign	-	-	-
	816	393	(460)

Income tax expense	$2,825	$1,257	$872

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2010	2009	2008

Computed "expected" income tax expense (benefit)	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal income taxes	(3.3)	(4.9)	(1.6)
NOL adjustments	-	13.4	2.1
Capital loss carryforward adjustment	-	-	22.7
Transactions costs	8.4	-	-
Other	1.4	1.0	0.2
Increase (decrease) in valuation allowance	(341.4)	24.5	10.6
Income tax expense (benefit)	(368.9)%	-%	-%

The Predecessor’s effective tax rates varied from federal statutory rates primarily due to nondeductible items and statutory exclusions, such as a portion of the Predecessor’s meals and entertainment expenses, state income taxes, foreign income not subject to federal tax, federal and state research and development credits, and deductions related to domestic production activities.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards.  Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$84,542	$85,724
Charitable contribution carryforward	-	4
Depreciation	-	73
Non-cash compensation	1,972	1,179
Accrued liabilities	1,640	162
Reserves and other	2,370	1,728
Intangibles	507	-
	91,031	88,870
Valuation allowance	(21,504)	(88,868)
Net deferred tax assets	69,527	2
Deferred tax liabilities:
Depreciation	(1,948)	-
Discount on notes	(3,161)	-
Intangibles	(18,683)	-
Other	(455)	-
Unrealized gain on marketable securities	-	(2)
	(24,247)	(2)

Total	$45,280	$-

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

The Predecessor Company’s net deferred tax asset (liability) as of June 30, 2009, consisted of the following:

Predecessor Company
June 30, 2009

Deferred tax assets:
Current	$2,124
Noncurrent	724
2,848
Valuation allowance	-
Net deferred tax assets	2,848
Deferred tax liabilities:
Current	(314)
Noncurrent	(1,325)
(1,639)

Total	$1,209

The net change in the valuation allowance for deferred income tax assets was $67,364 ($65,000 of this change was benefited through the Company’s income tax expense; whereas, the remaining $2,364 was offset by the write-off of expiring NOL’s during 2010) $(1,348), and $(104) during the years ended December 31, 2010, 2009, and 2008, respectively.  In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2010, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

The recognition of a valuation allowance for deferred taxes requires management to make estimates and judgments about the Company’s future profitability which are inherently uncertain.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The estimates and judgments associated with the Company’s valuation of deferred taxes are considered critical due to the amount of deferred taxes recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future profitability.  If, in the opinion of management, it becomes more likely than not that some portion or all of the deferred tax assets will not be realized, deferred tax assets would be reduced by a valuation allowance and any such reduction could have a material adverse effect on the financial condition of the Company.

The Company’s conclusion, based upon applicable accounting guidelines, that the deferred tax assets noted above is more than likely than not to be realized reflects, among other things, its ability to generate taxable income and its projections of future taxable income and include future years that the Company estimates it would have available net operating loss carryforwards.  While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain.  If the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax assets is materially reduced, additions to the valuation allowance which reduce the deferred tax assets could be recorded.  Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986, as amended, additions to the valuation allowance which would reduce the deferred tax assets could also be recorded.  Any such reduction could have a material adverse effect on the financial condition of the Company.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2010, 2009, and 2008 is as follows:

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions (a)	Balance at End of Period

2008	$87,416	$256	$(152)	$87,520
2009	87,520	1,193	155	88,868
2010	$88,868	$(67,364)	$-	$21,504

(a) Deduction related to valuation allowance for deferred income tax assets represents increase/(decrease) in valuation allowance recorded to stockholders' equity.

As of December 31, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $226,837, $1,501 and $56, respectively.  The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited under Section 382 of the Internal Revenue Code, as amended (the “Code”), due to a prior ownership change of greater than 50%.  The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”).  AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

Of the $225,786 of net operating losses available to offset taxable income, $214,160 does not expire until 2020 or later, subject to compliance with Section 382 of the Code as indicated by the following schedule:

Net Operating Carryforward Expiration Dates
December 31, 2010

Expiration Dates December 31,	Net Operating Loss Amount
2011	$7,520
2012	5,157
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	2,302
Total	226,837
Section 382 Limitation	(1,051)
After Limitations	$225,786

*Subject to compliance with Section 382 of the Code

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

NOTE 14.  RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut.  Until May 28, 2010, the Company paid $31.6 a month for its 75% portion of the lease, Kanders & Company paid $10.5 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $4.5 annual cost of the letter of credit.  In June 2010, the stand-by letter of credit of $850 was reduced to $450.

Until May 28, 2010, the Company provided certain telecommunication, administrative and other office services, as well as accounting and bookkeeping services to Kanders & Company that are reimbursed by Kanders & Company.  Such services aggregated to $75, $221, and $182 during the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, the Company had a payable of $147 owed to Kanders & Company.  The amount due to Kanders & Company is included in accrued liabilities in the accompanying consolidated balance sheet.  As of December 31, 2009, the Company had a net receivable of $52 from Kanders & Company.  The amount due to and from Kanders & Company was included in prepaid and other current assets and accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

On May 28, 2010, the Company entered into a transition agreement (the “Transition Agreement”) with Kanders & Company, which provides for, among other things, (i) assumption by Kanders & Company of the Company’s obligations accrued after May 28, 2010 under the Stamford lease; (ii) the reimbursement of Kanders & Company by the Company for its assumption of the Company’s remaining lease obligations and any related cancellation fees in an amount equal to $1,295, which is comprised of the Company’s 75% pro rata portion of any such remaining lease obligations and any related cancellation fees; (iii)  the indemnification by Kanders & Company of the Company’s lease obligations and any related cancellation fees accruing after May 28, 2010; (iv) the retention of Kanders & Company and payment by the Company to Kanders & Company of an immediate fee of $1,061 for severance payments and transition services subsequent to the closing of the acquisitions of BDEL and GMP through March 31, 2011; and (v) the indemnification of Kanders & Company for any liability resulting from the transition services it provides to the Company. In connection with the transition services, the Company assigned to Kanders & Company, certain leasehold improvements, fixtures, hardware and office equipment previously used by the Company, valued at $595.  On September 1, 2010, the Company entered into Amendment No. 1 to the Transition Agreement, pursuant to which the end date for the period in which Kanders & Company is to provide transition services to the Company was modified from March 31, 2011 to December 31, 2010.  As a result of this modification, the entire fee of $1,061 for severance payments and transition services was expensed during 2010.

Stamford Industrial Group

Until September 30, 2009, the Company provided certain telecommunication, administrative and other office services to Stamford Industrial Group, Inc. (“SIG”) that were reimbursed by SIG.  Warren B. Kanders, the Company’s Executive Chairman, also served as the Non-Executive Chairman of SIG.   No such services were provided during the year ended December 31, 2010.  Such services aggregated to $19 and $35 during the years ended December 31, 2009 and 2008, respectively.

As of December 31, 2010 and 2009, the Company had no outstanding receivables from or payables to SIG.

Kanders Aviation

During the year ended December 31, 2010, the Company incurred charges totaling approximately $27 related to Kanders Aviation LLC (“Kanders Aviation”), an affiliate of the Company’s Executive Chairman, Warren B. Kanders, relating to aircraft travel by officers of the Company for potential redeployment transactions, pursuant to the Transportation Services Agreement, dated December 18, 2003 between the Company and Kanders Aviation.   There were no such charges incurred for the year ended December 31, 2009 and $14 during 2008.

As of December 31, 2010 and 2009, the Company had no outstanding receivables from or payables to Kanders Aviation.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory Mountain Products (the “Gregory Stockholders”).  The sole member of Kanders GMP Holdings, LLC is Mr. Warren B. Kanders, Black Diamond, Inc.’s Executive Chairman and a member of its Board of Directors, who continues to serve in such capacity.  The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors.  In the acquisition of GMP, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of GMP as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,538.5 to Schiller Gregory Investment Company, LLC.  The acquisition of GMP was approved by a special committee comprised of independent directors of the Company’s Board of Directors.

In connection with the Company’s acquisition of GMP, the Company entered into a registration rights agreement with each of the Gregory Stockholders, pursuant to which the Company agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable, a “shelf” registration statement covering the 3,676 shares of the Company’s common stock, received by the Gregory Stockholders as part of the consideration received by them in connection with the acquisition of GMP.  In addition, in the event that the Company files a registration statement during any period that there is not an effective registration statement covering all of the shares received by the Gregory Stockholders in the acquisition, the Gregory Stockholders shall have “piggyback” rights, subject to customary underwriter cutbacks.

Acquisition of Black Diamond Equipment, Ltd.

On May 28, 2010, the Company acquired BDEL pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010.  In the acquisition of BDEL, the Company acquired all of the outstanding common stock of BDEL for an aggregate amount of $85,675 (after closing adjustments of $4,335 relating to working capital), $4,500 of which is being held in escrow for a one-year period as security for any working capital adjustments to the purchase price or indemnification claims under the merger agreement.  Mr. Peter Metcalf, the Company’s President and Chief Executive Officer and a member or its Board of Directors, Robert Peay, the Company’s Chief Financial Officer, Treasurer and Secretary, and Philip N. Duff, a member of the Company’s Board of Directors, were stockholders of BDEL before its acquisition by the Company.  The acquisition of BDEL was unanimously approved by the Company’s Board of Directors.

Private Placement

Effective May 28, 2010, the Company sold in a private placement offering an aggregate of 484 shares of the Company’s common stock to 11 accredited investors, who were stockholders of BDEL, including Messrs. Metcalf, Peay and Duff, and certain employees of BDEL, for an aggregate purchase price of $2,903.  The securities sold by the Company in the private placement were exempt from registration under the Securities Act of 1933, as amended, pursuant to Regulation D promulgated thereunder and pursuant to Section 4(2) and/or 4(6) thereof.

The Company incurred at $145 non-cash stock subscription expense for the difference between the $6.00 per share purchase price and the fair value of the stock on the May 28, 2010 closing date of $6.30 per share, which equaled the closing price of $6.85 less an 8% discount of $0.55 per share.  The discount was calculated using the Finerty model with a nine month estimated marketability restriction due to the unregistered nature of the shares.

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

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

Predecessor Company

During the period from July 1, 2009 to May 28, 2010 and the years ended June 30, 2009 and 2008, the Company had sales to an entity controlled by a director and stockholder of the Company totaling $2,974, $3,625, and $2,663, respectively.  Due to the related nature of these transactions, the amounts received might have been different if similar activities had been undertaken with unrelated parties.

BLACK DIAMOND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2010 and 2009. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$-	$7,744	$33,946	$34,222
Gross profit	-	1,808	9,535	12,389
Operating (loss) income	(2,377)	(10,933)	(2,402)	(655)
Net income (loss)	(2,355)	57,293	(3,294)	(454)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.14)	$3.08	$(0.15)	$(0.02)
Diluted earnings (loss) per share	(0.14)	3.03	(0.15)	(0.02)

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$-	$-	$-	$-
Gross profit	-	-	-	-
Operating (loss) income	(1,012)	(1,118)	(906)	(2,516)
Net income (loss)	(601)	(921)	(850)	(2,473)

Earnings (loss) per share:
Basic earnings (loss) per share	$(0.04)	$(0.05)	$(0.05)	$(0.15)
Diluted earnings (loss) per share	(0.04)	(0.05)	(0.05)	(0.15)

The following table sets forth selected quarterly data for the period from July 1, 2009 to May 28, 2010 and the year ended June 30, 2009 of the Predecessor. The operating results are not indicative of results for any future period.

	Period from July 1, 2009 to May 28, 2010 - Predecessor Company (Note 1)
	First Quarter	Second Quarter	Third Quarter	Two Months Ended May 28, 2010
	(in thousands)

Net sales	$25,555	$26,583	$23,657	$11,286
Gross profit	9,958	10,184	9,120	4,658
Operating (loss) income	3,419	2,649	1,805	(165)
Net income (loss)	2,761	1,166	1,400	915

	Year Ended June 30, 2009 - Predecessor Company (Note 1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)

Net sales	$22,700	$25,249	$20,788	$15,219
Gross profit	8,647	9,040	7,653	5,223
Operating (loss) income	2,056	2,146	1,028	(602)
Net income (loss)	866	1,403	475	(459)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2010 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

The Company acquired BDEL and GMP on May 28, 2010.  Management excluded BDEL and GMP from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  BDEL and GMP represent 100% of the Company’s total assets and 100% of the Company’s total revenues as reported in the consolidated financial statements for the year ended December 31, 2010.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

As a result of the acquisitions of BDEL and GMP on May 28, 2010, the Company has implemented internal controls over financial reporting to include consolidation of BDEL and GMP, as well as acquisition-related accounting and disclosures. The acquisitions of BDEL and GMP represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2009.  BDEL and GMP utilize separate information and accounting systems and processes.

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures relating to the BDEL and GMP acquisitions and anticipates conforming control processes for BDEL and GMP during the year ended December 31, 2011 and plans on completing an evaluation and review of the BDEL and GMP internal control over financial reporting during the year ended December 31, 2011.

There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.blackdiamond-inc.com, our Internet website, at the tab "Corporate Governance” under the section called “Investor Relations”. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors," "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our Proxy Statement used in connection with our 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions, and Director Independence" in our Proxy Statement used in connection with our 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2011 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a) Financial Statements

(1) The following financial statements are filed with this report on the following pages indicated:

Page
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	34
Independent Auditor’s Report	35
Independent Auditor’s Report	36
Consolidated Balance Sheets - December 31, 2010 and 2009 and June 30, 2009 (Predecessor)	37
Consolidated Statements of Operations - Years Ended December 31, 2010, 2009 and 2008 and Period From July 1, 2009 to May 28, 2010, and Years Ended June 30, 2009 and 2008 (Predecessor)	38
Consolidated Statements of Cash Flows -Years Ended December 31, 2009, 2008 and 2007 and Period From July 1, 2009 to May 28, 2010, and Years Ended June 30, 2009 and 2008 (Predecessor)	39
Consolidated Statements of Stockholders' Equity and Comprehensive Loss -Years Ended December 31, 2010, 2009 and 2008 and Period From July1, 2009 to May 28, 2010, and Years ended June 30, 2009 and 2008 (Predecessor)	41
Notes to Consolidated Financial Statements	43

(2)   The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

2.1
Agreement and Plan of Merger dated as of May 7, 2010 by and among Clarus Corporation, Everest/Sapphire Acquisition, LLC, Sapphire Merger Corp., Black Diamond Equipment, Ltd. and Ed McCall, as Stockholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.2
Agreement and Plan of Merger dated as of May 7, 2010 by and among Clarus Corporation, Everest/Sapphire Acquisition LLC, Everest Merger I Corp., Everest Merger II, LLC, Gregory Mountain Products, Inc. and Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

3.1
Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 31, 2003 and incorporated herein by reference).

3.3
Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 24, 2011 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5
Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6
Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

3.7
Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.8
Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1
See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate. **

4.3
Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1
Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2
Employment Agreement, dated as of May 28, 2010, between the Company and Warren B. Kanders (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.3
Employment Agreement, dated as of May 28, 2010, between the Company and Robert R. Schiller (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.4
Employment Agreement between the Company and Peter Metcalf, dated as of May 7, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).*

10.5
Amendment No. 1 to Employment Agreement, dated May 28, 2010, by and between the Company and Peter Metcalf (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.6	Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.8	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference).*

10.9
Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).*

10.10
Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2005 and incorporated herein by reference).*

10.11
Amendment to the Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2006 and incorporated herein by reference).*

Exhibit Number	Exhibit

10.12
Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (filed as Exhibit 4.6 of the Company’s Registration Statement Form S-8, filed with the Commission on August 19, 2005 and incorporated herein by reference).*

10.13
Restricted Stock Agreement, dated as of April 11, 2003, between the Company and Warren B. Kanders (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2003 and incorporated herein by reference.*

10.14
Restricted Stock Award Agreement, dated May 28, 2010, by and between the Company and Warren B. Kanders (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.15
Lease, dated as of September 23, 2003, between Reckson Operating Partnership, L.P., the Company and Kanders & Company, Inc. (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 12, 2003 and incorporated herein by reference).

10.16
Transportation Services Agreement, dated as of December 18, 2003, between Kanders Aviation, LLC and the Company (filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 11, 2004 and incorporated herein by reference).

10.17
Transition Agreement, dated as of May 28, 2010, between the Company and Kanders & Company, Inc. (filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.18
Amendment No. 1 to Transition Agreement, dated September 1, 2010, by and between the Company and Kanders & Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).

10.19
Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC as Co-Borrowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.20
Promissory Note Revolving Line of Credit dated as of May 28, 2010 by and among Zions First National Bank and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.21
Assumption Agreement, dated as of May 28, 2010, by and between Gregory Mountain Products, LLC, as Additional Borrower and Zions First National Bank, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.22
First Substitute Promissory Note Revolving Line of Credit, dated May 28, 2010, by and among Zions First National Bank, as Lender, and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC as Borrowers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.23
Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Kanders GMP Holdings, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.24
Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Schiller Gregory Investment Company, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.25
Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.26	Form of Lockup Agreement (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.27	Form of Restrictive Covenant Agreement (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.28
Escrow Agreement, dated as of May 28, 2010, by and among Everest/Sapphire Acquisition, LLC, as Purchaser, Ed McCall, as Stockholders’ Representative, Black Diamond Equipment, Ltd. and U.S. Bank National Association, as Escrow Agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.29
Registration Rights Agreement, dated as of May 28, 2010, among Clarus Corporation, and each of the Investors on the signature page thereto (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.30
Registration Rights Agreement, dated as of May 28, 2010, by and among Clarus Corporation, and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the Investors (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.31
Company Stockholders’ Support Agreement, dated as of May 8, 2010, by and among each of Peter Metcalf, Philip Duff and Robert Peay, and Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

10.32
Company Stockholders’ Support Agreement, dated as of May 8, 2010, by and among Christian Jaeggi, Mark Ritchie, Chris Grover, Scott Carlson, Ed McCall and Scott Bowers, Paul Bancroft, Maria Cranor, Michael Metcalf, and Phillip Boone, Jr.; and Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

10.33
Stockholders Support Agreement, dated as of May 8, 2010, by and among Lost Arrow Ltd., Naoe Sakashita and Everest/Sapphire Acquisition LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.**

23.2	Independent Auditor’s Consent.**

23.3	Independent Auditor’s Consent.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 15, 2011
By:/s/ Robert Peay
Robert Peay,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Peter Metcalf	Chief Executive Officer, President and Director (Principal Executive Officer)
Peter Metcalf

/s/ Robert Peay	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Robert Peay

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Phillip N. Duff	Director
Phillip N. Duff

EXHIBIT INDEX

Exhibit Number	Exhibit

4.2	Company’s Specimen Common Stock Certificate.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Independent Auditor’s Consent.

23.3	Independent Auditor’s Consent.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**