Form 10-Q
period 2011-03-31
Black Diamond, Inc.
filed 2011-05-10
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or
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

As of May 4, 2011, there were outstanding 21,738,484 shares of common stock, par value $0.0001.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$5,232	$2,767
Accounts receivable, less allowance for doubtful
accounts of $453 and $353, respectively	24,534	20,293
Inventories	32,862	34,942
Prepaid and other current assets	1,581	2,527
Income tax receivable	265	376
Deferred income taxes	1,698	1,698
Total Current Assets	66,172	62,603

Property and equipment, net	15,393	14,740
Definite lived intangible assets, net	17,107	17,439
Indefinite lived intangible assets	32,650	32,650
Goodwill	40,601	40,601
Deferred income taxes	43,558	43,582
Other long-term assets	1,075	1,064
TOTAL ASSETS	$216,556	$212,679

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$17,009	$19,208
Current portion of long-term debt	302	308
Total Current Liabilities	17,311	19,516

Long-term debt	33,227	29,456
Other long-term liabilities	810	785
TOTAL LIABILITIES	51,348	49,757

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
21,814 shares issued and 21,739 outstanding in 2011	2	2
Additional paid in capital	400,374	399,475
Accumulated deficit	(237,010)	(238,178)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	1,844	1,625
TOTAL STOCKHOLDERS' EQUITY	165,208	162,922
TOTAL LIABILITIES AND EQUITY	$216,556	$212,679

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			PREDECESSOR COMPANY
			THREE MONTHS
	THREE MONTHS ENDED		ENDED
	March 31, 2011	March 31, 2010	March 31, 2010

Sales
Domestic sales	$15,830	$-	$9,819
International sales	23,228	-	13,838
Total sales	39,058	-	23,657

Cost of goods sold	23,987	-	14,537
Gross profit	15,071	-	9,120

Operating expenses
Selling, general and administrative	12,329	868	7,315
Restructuring charge	774	-	-
Transaction costs	-	1,509	-

Total operating expenses	13,103	2,377	7,315

Operating income (loss)	1,968	(2,377)	1,805

Other (expense) income
Interest expense	(728)	-	(106)
Interest income	10	22	(7)
Other, net	418	-	292

Total other (expense) income, net	(300)	22	179

Income (loss) before income tax	1,668	(2,355)	1,984
Income tax provision	500	-	584
Net income (loss)	$1,168	$(2,355)	$1,400

Earnings (loss) per share:
Basic	$0.05	$(0.14)
Diluted	0.05	(0.14)

Weighted average shares oustanding:
Basic	21,831	16,867
Diluted	21,951	16,867

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

			PREDECESSOR COMPANY
			THREE MONTHS
	THREE MONTHS ENDED		ENDED
	March 31, 2011	March 31, 2010	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,168	$(2,355)	$1,400
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	607	79	495
Amortization of intangible assets	332	-	1
Accretion of notes payable	267	-	10
Loss on disposition of assets	238	-	-
Amortization of equity and stock based compensation plans	899	118	270
Amortization of discount on securities, net	-	(11)	-
Deferred income taxes	(187)	-	(416)
Changes in operating assets and liablities, net of acquisitions:
Accounts receivable	(4,160)	590	1,130
Inventory	2,455	-	596
Prepaid and other current assets	1,031	-	450
Accounts payable and accrued liabilities	(2,237)	(213)	2,592
Deferred rent	-	12	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	413	(1,780)	6,528

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(9,140)	-
Proceeds from maturity and sales of marketable securities	-	9,515	-
Purchase of intangible assets	-	-	(10)
Purchase of property and equipment	(1,464)	(20)	(463)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,464)	355	(473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) long-term debt, revolving lines of credit and capital leases	3,499	-	(6,104)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,499	-	(6,104)

Effect of foreign exchange rates on cash	17	-	(22)

CHANGE IN CASH AND CASH EQUIVALENTS	2,465	(1,425)	(71)
CASH AND CASH EQUIVALENTS, beginning of period	2,767	58,363	1,317
CASH AND CASH EQUIVALENTS, end of period	$5,232	$56,938	$1,246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$96	$-	$562
Cash paid for interest	$450	$-	$115

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three months ended March 31, 2011 and 2010, have been prepared in accordance with U.S. generally accepted accounting principles and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information in notes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2011 are not necessarily indicative of the results to be obtained for the year ending December 31, 2011.  These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period.  Actual results could differ from these estimates.  Some of the more significant estimates relate to revenue recognition, hedge accounting, allowance for doubtful accounts, inventory, product warranty, stock-based compensation, long-lived and intangible assets and income taxes.

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

On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor” or “Predecessor Company”) for financial reporting purposes (see Note 2 for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

There were no new accounting pronouncements for the three months ended March 31, 2011 that materially impacted the financial results or disclosures of the Company.

BLACK DIAMOND, INC.
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

PRO FORMA
THREE MONTHS ENDED
March 31, 2010

Sales	$33,113
Net (loss)/income	$(39)
Net (loss)/income per share - basic	$(0.00)
Net (loss)/income per share - diluted	$(0.00)

NOTE 3.   INVENTORIES

Inventories, as of March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010

Finished goods	$26,505	$29,192
Work-in-process	632	801
Raw materials and supplies	5,725	4,949
	$32,862	$34,942

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010

Land	$2,850	$2,850
Building and improvements	3,019	3,011
Furniture and fixtures	2,085	2,043
Computer hardware and software	2,989	2,726
Machinery and equipment	6,491	6,419
Construction in progress	2,303	1,431
	19,737	18,480
Less accumulated depreciation	(4,344)	(3,740)
	$15,393	$14,740

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in goodwill during the three months ended March 31, 2011.

Other Intangible Assets

Other intangible assets, net as of March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011	December 31, 2010

Intangibles subject to amortization
Customer relationships	$16,375	$16,375
Core technologies	1,505	1,505
Product technologies	335	335
	18,215	18,215
Less accumulated amortization	(1,108)	(776)
	$17,107	$17,439

Intangibles not subject to amortization
Tradenames and trademarks	$32,650	$32,650

Future amortization expense for definite-lived intangible assets is as follows as of March 31, 2011:

Remainder 2011	$998
2012	1,330
2013	1,330
2014	1,312
2015	1,275
Thereafter	10,862
$17,107

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 6.  LONG-TERM DEBT

Long-term debt, net as of March 31, 2011 and December 31, 2010, was as follows:

	March 31, 2011	December 31, 2010

Revolving credit facility	$18,269	$14,735
5% Senior Subordinated Notes due 2017	14,277	14,018
Trademark payable	714	706
Capital leases	269	305
	33,529	29,764
Less current portion	(302)	(308)
	$33,227	$29,456

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain earnings before interest, taxes, depreciation, and amortization (“EBITDA”) based minimum Trailing Twelve Month EBITDA, a minimum tangible net worth, and a positive amount of asset coverage.  At March 31, 2011, the Company was in compliance with all associated covenants.

NOTE 7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $810 and $785 as of March 31, 2011 and December 31, 2010, respectively.  The balance relates to a pension liability of the benefit plan for the Company’s European employees that, under U.S. GAAP, is considered to be a defined benefit plan.  The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company.  The Company has recorded a receivable for these amounts under other long-term assets for the underfunded amount as of March 31, 2011 and December 31, 2010, respectively.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 8.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in exchange rates. The Company primarily focuses on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar.   The Company manages this risk primarily by using currency forward and option contracts. If the anticipated transactions are deemed probable, the resulting relationships are formally designated as cash flow hedges.

The Company held the following contracts designated as hedged instruments as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - British Pounds	180	May-11
Foreign exchange contracts - Canadian Dollars	1,600	June-11
Foreign exchange contracts - Euros	7,712	December-11
Foreign exchange contracts - Swiss Francs	12,835	February-12

	December 31, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	465	January-11
Foreign exchange contracts - British Pounds	415	May-11
Foreign exchange contracts - Canadian Dollars	3,965	June-11
Foreign exchange contracts - Euros	10,072	December-11
Foreign exchange contracts - Swiss Francs	15,835	February-12

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item.  For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings.  $(210) and $0 were reclassified to sales during the three months ended March 31, 2011 and 2010, respectively.

As of December 31, 2010, the Company reported an accumulated derivative instrument loss of $(237).  During the three months ended March 31, 2011, the Company reported an adjustment to accumulated other comprehensive income of $(153), as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument loss of $(390) reported as of March 31, 2011.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2011 and December 31, 2010:

	Classification	March 31, 2011	December 31, 2010

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$509	$1,346

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,220	$1,387

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 9.  FAIR VALUE OF MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis.  Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-
inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$509	$-	$509
	$-	$509	$-	$509

Liabilities
Forward exchange contracts	$-	$1,220	$-	$1,220
	$-	$1,220	$-	$1,220

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,346	$-	$1,346
	$-	$1,346	$-	$1,346

Liabilities
Forward exchange contracts	$-	$1,387	$-	$1,387
	$-	$1,387	$-	$1,387

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 10.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share was computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) were computed by dividing earnings (loss) by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of outstanding stock options and unvested restricted stock grants.  Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive.

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings (loss) per share:

	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

Weighted average shares outstanding - basic	21,831	16,867
Effect of dilutive stock options	120	-
Weighted average shares outstanding - diluted	21,951	16,867

Earnings (loss) per share:
Basic	$0.05	$(0.14)
Diluted	0.05	(0.14)

For the three months ended March 31, 2011, diluted earnings per share excludes the anti-dilutive effect of options to purchase 963 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three months ended March 31, 2011.  Diluted earnings per share also excludes 750 shares of unvested restricted stock as their required performance or market conditions were not met.

For the three months ended March 31, 2010, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.

NOTE 11.  STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees of the Company or its subsidiaries, directors, officers or consultants to the Company.  The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.

During the three months ended March 31, 2011, the Company issued 58 stock options, under the Company’s 2005 Plan, to employees of the Company.  Of the 58 options issued, 38 will vest in three installments as follows: 15 shares shall vest on December 31, 2012 and the remaining shares shall vest equally on December 31, 2013 and December 31, 2014.  The remaining 20 options granted will vest in three installments as follows: 8 shares shall vest on December 31, 2013 and the remaining shares shall vest equally on December 31, 2014 and December 31, 2015.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

Options Granted During Three Months Ended March 31, 2011

Number of Options	58
Option Vesting Period	4 - 5 Years
Grant Price	$6.22 - $7.01
Dividend Yield	0.00%
Expected Volatility (a)	55.8% - 56.3%
Risk-free Interest Rate	2.71% - 2.92%
Expected Life (Years)	6.45 - 6.95
Weighted Average Fair Value	$3.65 - $3.95

(a)
Since the Company’s historical volatility was not representative of the business going in the future, therefore, the Company’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the three months ended March 31, 2011 was approximately $216, which will be amortized over the vesting period of the options.

On May 28, 2010, the Company entered into a restricted stock award agreement (the “RSA Agreement”) with Mr. Warren B. Kanders.  Under the RSA Agreement, on January 17, 2011, the Company granted to Mr. Kanders a seven-year restricted stock award of 250 shares of common stock pursuant to the Company’s 2005 Plan, which award will vest on the date the Fair Market Value (as defined in the 2005 Plan) of the Company’s common stock shall have equaled or exceeded $14.00 per share for 20 consecutive trading days.  For computing the fair value of the 250 seven-year restricted stock-based awards, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the following assumptions:

Restricted Stock Granted on January 17, 2011

Number issued	250
Vesting Period	$14.00 Stock Price target
Grant Price	$7.34
Dividend Yield	0.00%
Expected Volatility (a)	58.00%
Risk-free Interest Rate	2.64%
Expected Life (Years)	1.90
Weighted Average Fair Value	$6.27

(a)
Since the Company’s historical volatility was not representative of the ongoing future business, accordingly, the Company’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the restricted stock award granted on January 17, 2011 was approximately $1,567, which will be amortized over the expected life of the award.

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company during the three months ended March 31, 2011 and 2010, respectively, is as follows.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

Restricted stock	$766	$67
Stock options	133	51
Total	$899	$118

The fair value of unvested shares is determined based on the market price of our shares on the grant date.  As of March 31, 2011, there were 560 unvested stock options and unrecognized compensation cost of approximately $1,775 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of approximately $2,436 related to unvested restricted stock awards.

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily consists of net income (loss), foreign currency translation adjustments, and changes in our forward foreign exchange contracts.   The components of comprehensive income (loss) for the three months ended March 31, 2011 and 2010 were as follows:

	THREE MONTHS ENDED
	March 31, 2011	March 31, 2010

Net income (loss)	$1,168	$(2,355)
Unrealized loss on marketable securities, net	-	(4)
Foreign currency translation adjustment, net	372	-
Unrealized loss on hedging activities, net	(153)	-
Comprehensive income (loss)	$1,387	$(2,359)

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

Total rent expense of the Company for the three months ended March 31, 2011 and 2010 was $438 and $100, respectively.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 14.  INCOME TAXES

As of December 31, 2010, the Company’s gross deferred tax asset was $91,031.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $69,527, excluding deferred tax liabilities.

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

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 15.  RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut.  Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit.  As of March 31, 2011, the stand-by letter of credit of $850 was reduced to $450.

As of March 31, 2011, the Company had a payable of $43 owed to Kanders & Company.  The amount due to Kanders & Company is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  As of December 31, 2010, the Company had a payable of $147 owed to Kanders & Company.  The amount due to Kanders & Company was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The outstanding amount was paid during the three months ended March 31, 2011.

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP pursuant to a certain Agreement and Plan of Merger, as of dated May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory Mountain Products (the “Gregory Stockholders”).  The sole member of Kanders GMP Holdings, LLC is Mr. Warren B. Kanders, Black Diamond, Inc.’s Executive Chairman and a member of its Board of Directors, who continues to serve in such capacity.  The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors.  In the acquisition of GMP, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of GMP as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC.  The acquisition of GMP was approved by a special committee comprised of independent directors of the Company’s Board of Directors.

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

Acquisition of Black Diamond Equipment, Ltd.

On May 28, 2010, the Company acquired BDEL pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010.  In the acquisition of BDEL, the Company acquired all of the outstanding common stock of BDEL for an aggregate amount of $85,675 (after closing adjustments of $4,335 relating to working capital), $4,500 of which is being held in escrow for a one-year period as security for any working capital adjustments to the purchase price or indemnification claims under the merger agreement.  Mr. Peter Metcalf, the Company’s President and Chief Executive Officer and a member of its Board of Directors, Mr. Robert Peay, the Company’s Chief Financial Officer, Treasurer and Secretary, and Mr. Philip N. Duff, a member of the Company’s Board of Directors, were stockholders of BDEL before its acquisition by the Company.  The acquisition of BDEL was unanimously approved by the Company’s Board of Directors.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS
(in thousands, except per share amounts)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are made based on our expectations and beliefs concerning future events impacting Black Diamond, Inc. (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its growth strategy; the Company’s ability to successfully integrate and grow acquisitions; the Company’s ability to maintain the strength and security of its information technology systems; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

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

On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes (see Note 2 of our unaudited condensed consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

Critical Accounting Policies and Use of Estimates

Management’s discussion of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these condensed consolidated financial statements require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to derivatives, revenue recognition, income taxes, stock-based compensation, and valuation of long-lived assets, goodwill, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

There were no new accounting pronouncements during the three months ended March 31, 2011 that materially impact the financial results or disclosures of the Company.

New accounting guidance issued by the FASB, but not effective until after March 31, 2011, is not expected to have a material effect on the Company’s consolidated financial position, results of operations or disclosures.

Results of Operations

Consolidated Three Months Ended March 31, 2011 Compared to Combined Three Months Ended March 31, 2010

The following presents a discussion of operations for the three months ended March 31, 2011, compared with the combined three months ended March 31, 2010.  The combined three months ended March 31, 2010 represents the combined results of the Company and the Predecessor.  The Predecessor does not include GMP.

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

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
			Predecessor
	Consolidated		Company	Combined
	March 31, 2011	March 31, 2010	March 31, 2010	March 31, 2010

Sales
Domestic sales	$15,830	$-	$9,819	$9,819
International sales	23,228	-	13,838	13,838
Total sales	39,058	-	23,657	23,657

Cost of goods sold	23,987	-	14,537	14,537
Gross profit	15,071	-	9,120	9,120

Operating expenses
Selling, general and administrative	12,329	868	7,315	8,183
Restructuring charge	774	-	-	-
Transaction costs	-	1,509	-	1,509

Total operating expenses	13,103	2,377	7,315	9,692

Operating income (loss)	1,968	(2,377)	1,805	(572)

Other (expense) income
Interest expense	(728)	-	(106)	(106)
Interest income	10	22	(7)	15
Other, net	418	-	292	292

Total other (expense) income, net	(300)	22	179	201

Income (loss) before income tax	1,668	(2,355)	1,984	(371)
Income tax provision	500	-	584	584
Net income (loss)	$1,168	$(2,355)	$1,400	$(955)

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Sales

Consolidated sales increased $15,401 or 65.1%, to $39,058 during the three months ended March 31, 2011 compared to combined sales of $23,657 during the three months ended March 31, 2010. The increase in sales was primarily attributable to the inclusion of $10,404 in sales from GMP during the three months ended March 31, 2011, as well as an increase in sales of $4,997 by BDEL which was driven by an increase in the quantity of new and existing products sold during the period.

Consolidated domestic sales increased $6,011 or 61.2%, to $15,830 during the three months ended March 31, 2011 compared to combined domestic sales of $9,819 during the three months ended March 31, 2010.  The increase in domestic sales was primarily attributable to the inclusion of $3,751 in domestic sales from GMP during the three months ended March 31, 2011, as well as an increase in domestic sales of $2,260 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection, general mountain, and ski products sold during the period.

Consolidated international sales increased $9,390 or 67.9%, to $23,228 during the three months ended March 31, 2011 compared to combined international sales of $13,838 during the three months ended March 31, 2010.  The increase in international sales was primarily attributable to the inclusion of $6,653 in international sales from GMP for the three months ended March 31, 2011, as well as an increase in international sales of $2,737 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $9,450 or 65.0%, to $23,987 during the three months ended March 31, 2011 compared to combined cost of goods sold of $14,537 during the three months ended March 31, 2010. The increase in cost of goods sold was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP.

Gross Profit

Consolidated gross profit increased $5,951 or 65.3%, to $15,071 during the three months ended March 31, 2011 compared to combined gross profit of $9,120 during the three months ended March 31, 2010.  The increase in gross profit was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP.  Consolidated gross margin was 38.6% during the three months ended March 31, 2011 and 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $4,146 or 50.7%, to $12,329 during the three months ended March 31, 2011 compared to combined selling, general and administrative expenses of $8,183 during the three months ended March 31, 2010.  The increase in selling, general and administrative expenses was primarily attributable to the inclusion of GMP expenses and an overall increase in operations of $3,273, an increase in non-cash equity compensation expense of $511, and an increase in depreciation and amortization of $362.

Restructuring Charge

Consolidated restructuring expense increased $774 during the three months ended March 31, 2011 compared to combined restructuring expense of $0 during the same period in 2010. The increase in restructuring expense was attributable to the acquisitions of BDEL and GMP.  Such restructuring expenses comprised of: (i) $562 related to the relocation of GMP to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the three months ended March 31, 2011 compared to combined transaction expense of $1,509 during the same period in 2010.  The transaction expenses incurred during the three months ended March 31, 2010 related to a transaction that terminated without consummation.

Interest Expense

Consolidated interest expense increased $622 or 586.8%, to $728 during the three months ended March 31, 2011 compared to combined interest expense of $106 during the three months ended March 31, 2010. The increase in interest expense was primarily attributable to new debt outstanding related to financing of the acquisitions of BDEL and GMP.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Income Tax Expense

Consolidated income tax expense decreased $84 or 14.4%, to $500 during the three months ended March 31, 2011 compared to combined income tax expense of $584 during the three months ended March 31, 2010.  Our effective income tax rate was 30.0% for the three months ended March 31, 2011 compared to 157% for the same period in 2010.  Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

Liquidity and Capital Resources

Consolidated Three Months Ended March 31, 2011 Compared to Combined Three Months Ended March 31, 2010

The following presents a discussion of cash flows for the consolidated three months ended March 31, 2011, compared with the combined three months ended March 31, 2010.  The combined three months ended March 31, 2010, represent the combined results of the Company and the Predecessor.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor cash flows is the most useful comparison between periods.

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our operations and general corporate needs.  At March 31, 2011, we had total cash and cash equivalents of $5,232 compared with a cash and cash equivalents balance of $2,767 at December 31, 2010.

	THREE MONTHS
	ENDED	THREE MONTHS ENDED
			Predecessor
			Company	Combined
	March 31, 2011	March 31, 2010	March 31, 2010	March 31, 2010

Net cash provided by (used in ) operating activities	$413	$(1,780)	$6,528	$4,748
Net cash (used in) provided by investing activities	(1,464)	355	(473)	(118)
Net cash provided by (used in) financing activities	3,499	-	(6,104)	(6,104)
Effect of foreign exchange rates on cash	17	-	(22)	(22)
Change in cash and cash equivalents	2,465	(1,425)	(71)	(1,496)
Cash and cash equivalents, beginning of period	2,767	58,363	1,317	59,680
Cash and cash equivalents, end of period	$5,232	$56,938	$1,246	$58,184

Net Cash Provided by Operating Activities

Consolidated net cash provided by operating activities was $413 during the three months ended March 31, 2011 compared to combined net cash provided by operating activities of $4,748 during the three months ended March 31, 2010.  The decrease in cash provided by operating activities is primarily due to timing differences of when accounts receivable were collected and accounts payable were paid during the three months ended March 31, 2011 compared to the same period in 2010.

Consolidated capital expenditures increased $971 to $1,464 during the three months ended March 31, 2011 compared to combined capital expenditures of $493 during the three months ended March 31, 2010.  The increase is due to certain building renovation and tooling costs that were incurred during the three months ended March 31, 2011 that were not incurred during the same period in 2010.  Free cash flow, defined as net cash provided by operating activities less capital expenditures was $(1,051) during the three months ended March 31, 2011 compared to $4,255 during the same period in 2010.

Net Cash Used In Investing Activities

Consolidated net cash used in by investing activities increased by $1,346 to $1,464 during the three months ended March 31, 2011 compared to combined $118 during the three months ended March 31, 2010.  The increase is primarily due to the increase in capital expenditures of $971 and a decrease of $375 related to proceeds from the maturity and sales of marketable securities, which marketable securities were liquidated to fund the Mergers.

Net Cash Provided by (Used In) Financing Activities

Consolidated net cash provided by financing activities increased by $9,603 to $3,499 during the three months ended March 31, 2011 compared to combined cash used in financing activities of $6,104 used during the three months ended March 31, 2010.  The increase is due to the change in net borrowings on the line of credit, to finance working capital needs and a portion of the acquisition price.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

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

As of December 31, 2010, the Company’s gross deferred tax asset was $91,031.  The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $69,527, excluding deferred tax liabilities.

Loan Agreement

In connection with the closing of the acquisition of BDEL, the Company and certain of its subsidiaries entered into a loan agreement effective May 28, 2010 among Zions First National Bank, a national banking association (“Lender”) and the Company and its direct and indirect subsidiaries as co-borrowers (the “Borrowers”) (the “Loan Agreement”).  Concurrently with the closing of the acquisition of BDEL, Gregory Mountain Products, LLC, as the surviving company of the Gregory Merger, entered into an assumption agreement and became an additional Borrower under the Loan Agreement.

Pursuant to the terms of the Loan Agreement, the Lender has made available to the Borrowers a $35,000 unsecured revolving credit facility (the “Loan”), of which $25,000 was made available at the time of the closing of the acquisition of BDEL and an additional $10,000 was made available to the Company upon GMP becoming a borrower under the Loan Agreement. The Loan matures on July 2, 2013.  The Loan may be prepaid or terminated at the Company's option at anytime without penalty.  No amortization is required.  Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity.  The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

Off-balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements.  We also do not engage in energy, weather or other commodity-based contracts.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of March 31, 2011 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BLACK DIAMOND, INC.

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

ITEM 1A.  RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

BLACK DIAMOND, INC.

ITEM 6.  EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BLACK DIAMOND, INC.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLACK DIAMOND, INC.

Date: May 10, 2011

/s/ Peter Metcalf
Peter Metcalf
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Peay
Robert Peay,
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.