Form 10-Q
period 2011-06-30
Black Diamond, Inc.
filed 2011-08-09
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of August 3, 2011, there were 21,763,484 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,655	$2,767
Accounts receivable, less allowance for doubtful accounts of $371 and $353, respectively	17,793	20,293
Inventories	44,483	34,942
Prepaid and other current assets	2,166	2,527
Income tax receivable	487	376
Deferred income taxes	1,698	1,698
Total Current Assets	68,282	62,603

Property and equipment, net	15,410	14,740
Definite lived intangible assets, net	16,774	17,439
Indefinite lived intangible assets	32,650	32,650
Goodwill	40,601	40,601
Deferred income taxes	43,363	43,582
Other long-term assets	1,143	1,064
TOTAL ASSETS	$218,223	$212,679

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$20,363	$19,208
Current portion of long-term debt	291	308
Total Current Liabilities	20,654	19,516

Long-term debt	30,670	29,456
Other long-term liabilities	896	785
TOTAL LIABILITIES	52,220	49,757

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 21,834 and 21,814 issued and 21,759 and 21,739 outstanding	2	2
Additional paid in capital	401,457	399,475
Accumulated deficit	(237,821)	(238,178)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	2,367	1,625
TOTAL STOCKHOLDERS' EQUITY	166,003	162,922
TOTAL LIABILITIES AND EQUITY	$218,223	$212,679

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			PREDECESSOR COMPANY
			TWO MONTHS
	THREE MONTHS ENDED		ENDED
	June 30, 2011	June 30, 2010	May 28, 2010

Sales
Domestic sales	$12,972	$4,036	$5,932
International sales	15,366	3,708	5,354
Total sales	28,338	7,744	11,286

Cost of goods sold	17,303	5,936	6,628
Gross profit	11,035	1,808	4,658

Operating expenses
Selling, general and administrative	11,931	7,331	4,823
Restructuring charge	-	1,377	-
Merger and integration	-	780	-
Transaction costs	-	3,253	-

Total operating expenses	11,931	12,741	4,823

Operating loss	(896)	(10,933)	(165)

Other (expense) income
Interest expense	(709)	(336)	(59)
Interest income	16	17	10
Other, net	429	112	1,511

Total other (expense) income, net	(264)	(207)	1,462

(Loss) income before income tax	(1,160)	(11,140)	1,297
Income tax (benefit) provision	(349)	(68,433)	382
Net (loss) income	$(811)	$57,293	$915

(Loss) earnings per share:
Basic	$(0.04)	$3.08
Diluted	(0.04)	3.03

Weighted average shares oustanding:
Basic	21,838	18,625
Diluted	21,838	18,927

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			PREDECESSOR COMPANY
			FIVE MONTHS
	SIX MONTHS ENDED		ENDED
	June 30, 2011	June 30, 2010	May 28, 2010

Sales
Domestic sales	$28,802	$4,036	$15,751
International sales	38,594	3,708	19,192
Total sales	67,396	7,744	34,943

Cost of goods sold	41,290	5,936	21,165
Gross profit	26,106	1,808	13,778

Operating expenses
Selling, general and administrative	24,260	8,199	12,138
Restructuring charge	774	1,377	-
Merger and integration	-	780	-
Transaction costs	-	4,762	-

Total operating expenses	25,034	15,118	12,138

Operating income (loss)	1,072	(13,310)	1,640

Other (expense) income
Interest expense	(1,437)	(336)	(165)
Interest income	26	39	3
Other, net	847	112	1,803

Total other (expense) income, net	(564)	(185)	1,641

Income (loss) before income tax	508	(13,495)	3,281
Income tax provision (benefit)	151	(68,433)	966
Net income	$357	$54,938	$2,315

Earnings per share:
Basic	$0.02	$3.09
Diluted	0.02	3.05

Weighted average shares oustanding:
Basic	21,835	17,751
Diluted	22,000	18,025

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

			PREDECESSOR COMPANY
			FIVE MONTHS
	SIX MONTHS ENDED		ENDED
	June 30, 2011	June 30, 2010	May 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$357	$54,938	$2,315
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation on property and equipment	1,331	353	865
Amortization of intangible assets	665	111	2
Accretion of notes payable	524	138	17
Loss on disposition of assets	208	596	1
Stock based compensation	1,862	3,700	375
Deferred income taxes	276	(68,417)	(166)
Changes in operating assets and liablities, net of acquisitions:
Accounts receivable	2,534	1,161	4,063
Inventories	(7,794)	(1,261)	(343)
Prepaid and other current assets	(428)	(247)	(1,387)
Accounts payable and accrued liabilities	473	(34)	1,670
Deferred rent	-	(446)	-
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	8	(9,408)	7,412

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of marketable securities	-	(22,065)	-
Proceeds from maturity and sales of marketable securities	-	46,124	-
Purchase of businesses, net of cash received	-	(82,794)	-
Purchase of intangible assets	-	-	(10)
Proceeds from disposition of property and equipment	30	-	10
Purchase of property and equipment	(2,125)	(94)	(788)
NET CASH USED IN INVESTING ACTIVITIES	(2,095)	(58,829)	(788)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayment of) long-term debt, revolving lines of credit and capital leases	673	9,878	(6,261)
Proceeds from exercise of stock options	120	352	-
Proceeds from the sale of stock	-	2,903	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	793	13,133	(6,261)

Effect of foreign exchange rates on cash	182	33	(60)

CHANGE IN CASH AND CASH EQUIVALENTS	(1,112)	(55,071)	303
CASH AND CASH EQUIVALENTS, beginning of period	2,767	58,363	1,317
CASH AND CASH EQUIVALENTS, end of period	$1,655	$3,292	$1,620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash (received) paid for income taxes	$(50)	$436	$596
Cash paid for interest	$891	$-	$183
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for acquisition	$-	$19,465	$-
Notes and deferred compensation issued in acquisition	$-	$13,436	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and six months ended June 30, 2011 and 2010, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2011 are not necessarily indicative of the results to be obtained for the year ending December 31, 2011.  These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period.  Actual results could differ from these estimates.  Some of the more significant estimates relate to revenue recognition, hedge accounting, allowance for doubtful accounts, inventory, product warranty, stock-based compensation, long-lived and intangible assets and income taxes.

Nature of Business

The Company is a leading provider of outdoor recreation equipment and active lifestyle products. The Company’s principal brands are Black Diamond® and Gregory®. The Company develops, manufactures and globally distributes a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay and devices, helmets and ice-climbing gear), technical backpacks and high-end day packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski bindings, ski boots, ski skins and avalanche safety equipment. Headquartered in Salt Lake City, Utah, the Company has more than 500 employees worldwide, with ISO 9001 manufacturing facilities both in Salt Lake City and Southeast China, as well as a sewing plant in Calexico, California, distribution centers in Utah and Southeast China, a marketing office in Yokohama, Japan, and a fully-owned sales, marketing and distribution operation in Europe, located near Basel, Switzerland.

On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Operating History

Since the 2002 sale of our e-commerce solutions business, we have engaged in a strategy of seeking to enhance stockholder value by pursuing opportunities to redeploy our assets through an acquisition of, or merger with, an operating business or businesses that would serve as a platform company.  On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor” or “Predecessor Company”) for financial reporting purposes (see Note 2 of our condensed consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

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

	PRO FORMA
	THREE MONTHS ENDED	SIX MONTHS ENDED

	June 30, 2010	June 30, 2010

Sales	$23,735	$56,848
Net income	$57,851	$57,826
Earnings per share - basic	$3.11	$3.26
Earnings per share - diluted	$3.06	$3.21

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 3.   INVENTORIES

Inventories, as of June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010

Finished goods	$37,025	$29,192
Work-in-process	675	801
Raw materials and supplies	6,783	4,949
	$44,483	$34,942

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010

Land	$2,850	$2,850
Building and improvements	3,037	3,011
Furniture and fixtures	3,320	2,043
Computer hardware and software	3,278	2,726
Machinery and equipment	6,774	6,419
Construction in progress	1,373	1,431
	20,632	18,480
Less accumulated depreciation	(5,222)	(3,740)
	$15,410	$14,740

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in goodwill during the three and six months ended June 30, 2011.

Other Intangible Assets

Other intangible assets, net as of June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011	December 31, 2010

Intangibles subject to amortization
Customer relationships	$16,375	$16,375
Core technologies	1,505	1,505
Product technologies	335	335
	18,215	18,215
Less accumulated amortization	(1,441)	(776)
	$16,774	$17,439

Intangibles not subject to amortization
Tradenames and trademarks	$32,650	$32,650

Future amortization expense for definite-lived intangible assets is as follows as of June 30, 2011:

Remainder 2011	$665
2012	1,330
2013	1,330
2014	1,312
2015	1,275
Thereafter	10,862
$16,774

NOTE 6.  LONG-TERM DEBT

Long-term debt, net as of June 30, 2011 and December 31, 2010, was as follows:

	June 30, 2011	December 31, 2010

Revolving credit facility	$15,480	$14,735
5% Senior Subordinated Notes due 2017	14,525	14,018
Trademark payable	723	706
Capital leases	233	305
	30,961	29,764
Less current portion	(291)	(308)
	$30,670	$29,456

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum Trailing Twelve Month earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a minimum tangible net worth, and a positive amount of asset coverage.  At June 30, 2011, the Company was in compliance with all associated covenants.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $896 and $785 as of June 30, 2011 and December 31, 2010, respectively.  The balance relates to a pension liability of the benefit plan for the Company’s European employees that, under U.S. GAAP, is considered to be a defined benefit plan.  The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company.  The Company has recorded a receivable for these amounts under other long-term assets for the underfunded amount as of June 30, 2011 and December 31, 2010, respectively.

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

The Company held the following contracts designated as hedged instruments as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Euros	5,082	December-11
Foreign exchange contracts - Canadian Dollars	4,545	February-12
Foreign exchange contracts - Swiss Francs	9,085	February-12

	December 31, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	465	January-11
Foreign exchange contracts - British Pounds	415	May-11
Foreign exchange contracts - Canadian Dollars	3,965	June-11
Foreign exchange contracts - Euros	10,072	December-11
Foreign exchange contracts - Swiss Francs	15,835	February-12

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item.  For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings.  $(65) and $0 were reclassified to sales during the three months ended June 30, 2011 and 2010, respectively, and $(275) and $0 were reclassified to sales during the six months ended June 30, 2011 and 2010, respectively.

As of December 31, 2010, the Company reported an accumulated derivative instrument loss of $(237).  During the six months ended June 30, 2011, the Company reported an adjustment to accumulated other comprehensive income of $(435), as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument loss of $(672) reported as of June 30, 2011.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2011 and December 31, 2010:

	Classification	June 30, 2011	December 31, 2010

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$625	$1,346

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,575	$1,387

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$625	$-	$625
	$-	$625	$-	$625

Liabilities
Forward exchange contracts	$-	$1,575	$-	$1,575
	$-	$1,575	$-	$1,575

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,346	$-	$1,346
	$-	$1,346	$-	$1,346

Liabilities
Forward exchange contracts	$-	$1,387	$-	$1,387
	$-	$1,387	$-	$1,387

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 10.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share was computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share was computed by dividing earnings (loss) by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of outstanding stock options and unvested restricted stock grants.  Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive.

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings (loss) per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Weighted average shares outstanding - basic	21,838	18,625	21,835	17,751
Effect of dilutive stock options	-	58	165	20
Effect of dilutive unvested restricted stock	-	244	-	254
Weighted average shares outstanding - diluted	21,838	18,927	22,000	18,025

(Loss) earnings per share:
Basic	$(0.04)	$3.08	$0.02	$3.09
Diluted	(0.04)	3.03	0.02	3.05

For the three months ended June 30, 2011, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.  For the six months ended June 30, 2011, diluted earnings per share excludes the anti-dilutive effect of options to purchase 965 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the six months ended June 30, 2011 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

For the three and six months ended June 30, 2010, diluted earnings per share excludes the anti-dilutive effect of options to purchase 1,509 and 1,793, respectively, shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three and six months ended June 30, 2010 and 500 shares of unvested restricted stock as their required performance or market conditions were not met.

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

During the six months ended June 30, 2011, the Company issued 118 stock options, under the Company’s 2005 Plan, to directors and employees of the Company.  Of the 118 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant, 38 will vest in three installments as follows: 15 shares shall vest on December 31, 2012 and the remaining shares shall vest equally on December 31, 2013 and December 31, 2014.  The remaining 40 options granted will vest in three installments as follows: 16 shares shall vest on December 31, 2013 and the remaining shares shall vest equally on December 31, 2014 and December 31, 2015.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During Six Months Ended June 30, 2011

Number of Options	118
Option Vesting Period	1 - 5 Years
Grant Price	$6.22 - $8.00
Dividend Yield	0.00%
Expected Volatility (a)	55.8% - 59.6%
Risk-free Interest Rate	1.60% - 2.92%
Expected Life (Years)	5.31 - 6.95
Weighted Average Fair Value	$3.65 - $4.48

(a)
Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the six months ended June 30, 2011 was approximately $475, which will be amortized over the vesting period of the options.

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

(a)
Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the restricted stock award granted on January 17, 2011 was approximately $1,567, which will be amortized over the expected life of the award.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company during the three and six months ended June 30, 2011 and 2010, respectively, was as follows.

	THREE MONTHS ENDED
	June 30, 2011	June 30, 2010

Restricted stock	$771	$1,082
Stock options	192	1,673
Restricted stock units	-	683
Stock subscription expense	-	145
Total	$963	$3,583

	SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

Restricted stock	$1,537	$1,149
Stock options	325	1,723
Restricted stock units	-	683
Stock subscription expense	-	145
Total	$1,862	$3,700

The fair value of unvested restricted stock awards is determined based on the market price of our shares on the grant date.  As of June 30, 2011, there were 600 unvested stock options and unrecognized compensation cost of approximately $1,841 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of approximately $1,665 related to unvested restricted stock awards.

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily consists of net income (loss), foreign currency translation adjustments, and changes in our forward foreign exchange contracts.   The components of comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 were as follows:

	THREE MONTHS ENDED
	June 30, 2011	June 30, 2010

Net income (loss)	$(811)	$57,293
Unrealized loss on marketable securities, net	-	(2)
Foreign currency translation adjustment, net	805	-
Unrealized loss on hedging activities, net	(282)	-
Comprehensive income (loss)	$(288)	$57,291

	SIX MONTHS ENDED
	June 30, 2011	June 30, 2010

Net income (loss)	$357	$54,938
Unrealized loss on marketable securities, net	-	(6)
Foreign currency translation adjustment, net	1,177	-
Unrealized loss on hedging activities, net	(435)	-
Comprehensive income (loss)	$1,099	$54,932

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 13.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

The Company leases office, warehouse and distribution space under non-cancelable operating leases.  As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced.  Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accounts payable and accrued liabilities and other long-term liabilities in the accompanying consolidated balance sheets.

Total rent expense of the Company for the three months ended June 30, 2011 and 2010 was $361 and $219, respectively, and for the six months ended June 30, 2011 and 2010 was $799 and $319, respectively.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 14.  INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have an effective tax rate of 24%.

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

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
(in thousands, except per share amounts)

NOTE 15.  RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut.  Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit.  As of June 30, 2011, the stand-by letter of credit of $850 was reduced to $292.

As of June 30, 2011, the Company had a payable of $47 owed to Kanders & Company.  The amount due to Kanders & Company is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  As of December 31, 2010, the Company had a payable of $147 owed to Kanders & Company.  The amount due to Kanders & Company was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The outstanding amount was paid during the three months ended March 31, 2011.

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of GMP (the “Gregory Stockholders”).  The sole member of Kanders GMP Holdings, LLC is Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, who continues to serve in such capacity.  The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors.  In the acquisition of GMP, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of GMP as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC.  The acquisition of GMP was approved by a special committee comprised of independent directors of the Company’s Board of Directors.

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

Acquisition of Black Diamond Equipment, Ltd.

On May 28, 2010, the Company acquired BDEL pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010.  In the acquisition of BDEL, the Company acquired all of the outstanding common stock of BDEL for an aggregate amount of $85,675 (after closing adjustments of $4,335 relating to working capital), $4,500 of which was held in escrow for a one-year period as security for any working capital adjustments to the purchase price or indemnification claims under the merger agreement.  Mr. Peter Metcalf, the Company’s President and Chief Executive Officer and a member of its Board of Directors, Mr. Robert Peay, the Company’s Chief Financial Officer, Treasurer and Secretary, and Mr. Philip N. Duff, a member of the Company’s Board of Directors, were stockholders of BDEL before its acquisition by the Company.  The acquisition of BDEL was unanimously approved by the Company’s Board of Directors.

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

Overview

The Company is a leading provider of outdoor recreation equipment and active lifestyle products. The Company’s principal brands are Black Diamond® and Gregory®. The Company develops, manufactures and globally distributes a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay and devices, helmets and ice-climbing gear), technical backpacks and high-end day packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski bindings, ski boots, ski skins and avalanche safety equipment. Headquartered in Salt Lake City, Utah, the Company has more than 500 employees worldwide, with ISO 9001 manufacturing facilities both in Salt Lake City and Southeast China, as well as a sewing plant in Calexico, California, distribution centers in Utah and Southeast China, a marketing office in Yokohama, Japan, and a fully-owned sales, marketing and distribution operation in Europe, located near Basel, Switzerland.

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

Recent Accounting Pronouncements

On June 16, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income.  ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. We believe the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

Results of Operations

Consolidated Three Months Ended June 30, 2011 Compared to Combined Three Months Ended June 30, 2010

The following presents a discussion of consolidated operations for the three months ended June 30, 2011, compared with the combined three months ended June 30, 2010.  The combined three months ended June 30, 2010 represent the results of the Company for the three months ended June 30, 2010, and the results of the Predecessor for the period from April 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.

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

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

	THREE MONTHS	THREE MONTHS	TWO MONTHS	THREE MONTHS
	ENDED	ENDED	ENDED	ENDED
			Predecessor
	Consolidated		Company	Combined
	June 30, 2011	June 30, 2010	May 28, 2010	June 30, 2010

Sales
Domestic sales	$12,972	$4,036	$5,932	$9,968
International sales	15,366	3,708	5,354	9,062
Total sales	28,338	7,744	11,286	19,030

Cost of goods sold	17,303	5,936	6,628	12,564
Gross profit	11,035	1,808	4,658	6,466

Operating expenses
Selling, general and administrative	11,931	7,331	4,823	12,154
Restructuring charge	-	1,377	-	1,377
Merger and integration	-	780	-	780
Transaction costs	-	3,253	-	3,253

Total operating expenses	11,931	12,741	4,823	17,564

Operating loss	(896)	(10,933)	(165)	(11,098)

Other (expense) income
Interest expense	(709)	(336)	(59)	(395)
Interest income	16	17	10	27
Other, net	429	112	1,511	1,623

Total other (expense) income, net	(264)	(207)	1,462	1,255

(Loss) income before income tax	(1,160)	(11,140)	1,297	(9,843)
Income tax (benefit) provision	(349)	(68,433)	382	(68,051)
Net (loss) income	$(811)	$57,293	$915	$58,208

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Sales

Consolidated sales increased $9,308 or 48.9%, to $28,338 during the three months ended June 30, 2011 compared to combined sales of $19,030 during the three months ended June 30, 2010. The increase in sales was primarily attributable to the inclusion of $4,390 additional sales from GMP during the three months ended June 30, 2011, an increase in sales of $3,529 by BDEL which was driven by an increase in the quantity of new and existing products sold during the period, as well as an increase in sales of $1,389 due to the strengthening of foreign currencies against the US dollar.

Consolidated domestic sales increased $3,004 or 30.1%, to $12,972 during the three months ended June 30, 2011 compared to combined domestic sales of $9,968 during the three months ended June 30, 2010.  The increase in domestic sales was primarily attributable to the inclusion of $1,940 additional domestic sales from GMP during the three months ended June 30, 2011, as well as an increase in domestic sales of $1,064 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection, general mountain, and ski products sold during the period.

Consolidated international sales increased $6,304 or 69.6%, to $15,366 during the three months ended June 30, 2011 compared to combined international sales of $9,062 during the three months ended June 30, 2010.  The increase in international sales was primarily attributable to the inclusion of $2,450 additional international sales from GMP for the three months ended June 30, 2011, an increase in international sales of $2,465 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold during the period, as well as increase in international sales of $1,389 due to the strengthening of foreign currencies against the US dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $4,739 or 37.7%, to $17,303 during the three months ended June 30, 2011 compared to combined cost of goods sold of $12,564 during the three months ended June 30, 2010.  The amount recorded during the three months ended June 30, 2010 included an increase in inventory value sold of $1,200 due to the step-up in fair value in purchase accounting.  All inventory acquired was sold in 2010.  The increase in cost of goods sold was also attributable to an increase in sales by BDEL and from the inclusion of GMP.

Gross Profit

Consolidated gross profit increased $4,569 or 70.7%, to $11,035 during the three months ended June 30, 2011 compared to combined gross profit of $6,466 during the three months ended June 30, 2010.  Consolidated gross margin was 38.9% during the three months ended June 30, 2011 compared to a combined gross margin of 34.0% during the three months ended June 30, 2010. Excluding the $1,200 impact of the fair value adjustment on sold inventory, gross margin for the three month period ending June 30, 2010 would have been 40.3%.  The dollar increase in gross profit was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP.  The increase in gross margin percentage is primarily driven by not recording any fair value adjustments during the three months ended June 30, 2011.  When compared to the adjusted gross margin of 40.3%, the current period gross margin percentage decreased due to the mix of product sold during 2011 compared to 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $223 or 1.8%, to $11,931 during the three months ended June 30, 2011 compared to combined selling, general and administrative expenses of $12,154 during the three months ended June 30, 2010.  The decrease in selling, general and administrative expenses was primarily attributable to the decrease in non-cash equity compensation of $2,724, which was off-set by an increase attributable to the increase in operations with the inclusion of GMP and continued increase in operations related to selling, marketing, research and development, warehousing, and professional fees of $2,198, and an increase in depreciation and amortization of $303.

Restructuring Charge

Consolidated restructuring expenses decreased 100% to $0 during the three months ended June 30, 2011 compared to combined restructuring expense of $1,377 during the same period in 2010. The restructuring expenses incurred during the three months ended June 30, 2010 were primarily attributable to the acquisitions of BDEL and GMP.  Such restructuring expenses are comprised of  (i) a total of $1,077 relating to the release of the Company from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets partially offset by $462 gain from the write-off of a deferred rent liability for the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah and (iii) $166 relating to the amortization of the $1,061 paid for severance and transition service expenses pursuant to a transition services agreement between the Company and Kanders & Company.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Merger and Integration

Consolidated merger and integration expenses decreased 100.0% to $0 during the three months ended June 30, 2011 compared to combined merger and integration expense of $780 during the same period in 2010, which was attributable to transaction bonuses and consulting fees paid in connection with the acquisition of BDEL and GMP.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the three months ended June 30, 2011 compared to combined transaction expense of $3,253 during the same period in 2010, which consisted primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements in connection with the acquisitions of BDEL and GMP.

Interest Expense

Consolidated interest expense increased $314 or 79.5%, to $709 during the three months ended June 30, 2011 compared to combined interest expense of $395 during the three months ended June 30, 2010. The increase in interest expense was primarily attributable to new debt outstanding related to financing of the acquisitions of BDEL and GMP.

Income Taxes

Consolidated income tax benefit decreased $67,702 or 99.5%, to $349 during the three months ended June 30, 2011 compared to combined income tax benefit of $68,051 during the three months ended June 30, 2010.  The decrease in tax benefit of $67,702 is due primarily to the realization of $65,000 of the Company’s deferred tax asset as well as a $2,702 benefit for period losses during the three months ended June 30, 2010.

Our effective income tax rate was 30.1% for the three months ended June 30, 2011 compared to 691.4% for the same period in 2010.  Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Consolidated Six Months Ended June 30, 2011 Compared to Combined Six Months Ended June 30, 2010

The following presents a discussion of consolidated operations for the six months ended June 30, 2011, compared with the combined six months ended June 30, 2010.  The combined six months ended June 30, 2010 represents the results of the Company for the six months ended June 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.

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

	SIX MONTHS	SIX MONTHS	FIVE MONTHS	SIX MONTHS
	ENDED	ENDED	ENDED	ENDED
			Predecessor
	Consolidated		Company	Combined
	June 30, 2011	June 30, 2010	May 28, 2010	June 30, 2010

Sales
Domestic sales	$28,802	$4,036	$15,751	$19,787
International sales	38,594	3,708	19,192	22,900
Total sales	67,396	7,744	34,943	42,687

Cost of goods sold	41,290	5,936	21,165	27,101
Gross profit	26,106	1,808	13,778	15,586

Operating expenses
Selling, general and administrative	24,260	8,199	12,138	20,337
Restructuring charge	774	1,377	-	1,377
Merger and integration	-	780	-	780
Transaction costs	-	4,762	-	4,762

Total operating expenses	25,034	15,118	12,138	27,256

Operating income (loss)	1,072	(13,310)	1,640	(11,670)

Other (expense) income
Interest expense	(1,437)	(336)	(165)	(501)
Interest income	26	39	3	42
Other, net	847	112	1,803	1,915

Total other (expense) income, net	(564)	(185)	1,641	1,456

Income (loss) before income tax	508	(13,495)	3,281	(10,214)
Income tax provision (benefit)	151	(68,433)	966	(67,467)
Net income	$357	$54,938	$2,315	$57,253

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Sales

Consolidated sales increased $24,709 or 57.9%, to $67,396 during the six months ended June 30, 2011 compared to combined sales of $42,687 during the six months ended June 30, 2010. The increase in sales was primarily attributable to the inclusion of $14,794 in additional sales from GMP during the six months ended June 30, 2011, an increase in sales of $8,498 by BDEL which was driven by an increase in the quantity of new and existing products sold during the period, as well as an increase in sales of $1,417 due to the strengthening of foreign currencies against the US dollar.

Consolidated domestic sales increased $9,015 or 45.6%, to $28,802 during the six months ended June 30, 2011 compared to combined domestic sales of $19,787 during the six months ended June 30, 2010.  The increase in domestic sales was primarily attributable to the inclusion of $5,691 additional domestic sales from GMP during the six months ended June 30, 2011, as well as an increase in domestic sales of $3,324 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection, general mountain, and ski products sold during the period.

Consolidated international sales increased $15,694 or 68.5%, to $38,594 during the six months ended June 30, 2011 compared to combined international sales of $22,900 during the six months ended June 30, 2010.  The increase in international sales was primarily attributable to the inclusion of $9,103 additional international sales from GMP for the six months ended June 30, 2011, an increase in international sales of $5,174 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold during the period, as well as an increase in increase in international sales of $1,417 due to the strengthening of foreign currencies against the US dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $14,189 or 52.4%, to $41,290 during the six months ended June 30, 2011 compared to combined cost of goods sold of $27,101 during the six months ended June 30, 2010. The amount recorded during the six months ended June 30, 2010 included an increase in inventory value sold of $1,200 due to the step-up in fair value in purchase accounting.  All inventory acquired was sold in 2010.  The increase in cost of goods sold was also attributable to an increase in sales by BDEL and from the inclusion of GMP.

Gross Profit

Consolidated gross profit increased $10,520 or 67.5%, to $26,106 during the six months ended June 30, 2011 compared to combined gross profit of $15,586 during the six months ended June 30, 2010.  Consolidated gross margin was 38.7% during the six months ended June 30, 2011 compared to a combined gross margin of 36.5% during the six months ended June 30, 2010. Excluding the $1,200 impact of the fair value adjustment on sold inventory, gross margin for the six month period ending June 30, 2010 would have been 39.3%.  The dollar increase in gross profit was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP.  The increase in gross margin percentage is primarily driven by not recording any fair value adjustments during the six months ended June 30, 2011.  When compared to the adjusted gross margin of 39.3%, the current period gross margin percentage decreased due to the mix of product sold during 2011 compared to 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $3,923 or 19.3%, to $24,260 during the six months ended June 30, 2011 compared to combined selling, general and administrative expenses of $20,337 during the six months ended June 30, 2010.  The increase in selling, general and administrative expenses was primarily attributable to the increase in operations with the inclusion of GMP and continued increase in operations related to selling, marketing, research and development, warehousing, and professional fees of $5,471, an increase in depreciation and amortization of $665, off-set by a decrease in non-cash equity compensation expense of $2,213.

Restructuring Charge

Consolidated restructuring expenses decreased $603 or 43.8%, to $774 during the six months ended June 30, 2011 compared to combined restructuring expenses of $1,377 during the same period in 2010. All of the restructuring expense incurred in 2011 and 2010 were attributable to the acquisitions of BDEL and GMP.  During 2011, such restructuring expenses comprised of: (i) $562 related to the relocation of GMP to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP.  During 2010, such restructuring expenses comprised of (i) a total of $1,077 relating to the release of the Company from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets partially offset by $462 gain from the write-off of a deferred rent liability for the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah and (iii) $166 relating to the amortization of the $1,061 paid for severance and transition service expenses pursuant to a transition services agreement between the Company and Kanders & Company.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Merger and Integration

Consolidated merger and integration expenses decreased 100.0% to $0 during the six months ended June 30, 2011 compared to combined merger and integration expenses of $780 during the same period in 2010, which was attributable to transaction bonuses and consulting fees paid in connection with the acquisition of BDEL and GMP.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the six months ended June 30, 2011 compared to combined transaction expenses of $4,762 during the same period in 2010, which consisted primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements in connection with the acquisition of BDEL and GMP.

Interest Expense

Consolidated interest expense increased $936 or 186.8%, to $1,437 during the six months ended June 30, 2011 compared to combined interest expense of $501 during the six months ended June 30, 2010. The increase in interest expense was primarily attributable to new debt outstanding related to financing of the acquisitions of BDEL and GMP.

Income Tax Expense

Consolidated income tax expense increased $67,618 or 100.2%, to an expense of $151 during the six months ended June 30, 2011 compared to combined income tax benefit of $67,467 during the six months ended June 30, 2010.  The decrease in tax benefit of $67,618 is due primarily to the realization of $65,000 of the Company’s deferred tax asset as well as a $2,618 benefit for period losses during the three months ended June 30, 2010.

Our effective income tax rate was 29.7% for the six months ended June 30, 2011 compared to 660.5% for the same period in 2010.  Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

Liquidity and Capital Resources

Consolidated Six Months Ended June 30, 2011 Compared to Combined Six Months Ended June 30, 2010

The following presents a discussion of cash flows for the consolidated six months ended June 30, 2011, compared with the combined six months ended June 30, 2010.  The combined six months ended June 30, 2010 represents the results of the Company for the six months ended June 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor cash flows is the most useful comparison between periods.

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our operations and general corporate needs.  At June 30, 2011, we had total cash and cash equivalents of $1,655 compared with a cash and cash equivalents balance of $2,767 at December 31, 2010.

	SIX MONTHS
	ENDED	SIX MONTHS ENDED
			Predecessor
			Company	Combined
	June 30, 2011	June 30, 2010	June 30, 2010	June 30, 2010

Net cash provided by (used in) operating activities	$8	$(9,408)	$7,412	$(1,996)
Net cash used in investing activities	(2,095)	(58,829)	(788)	(59,617)
Net cash provided by (used in) financing activities	793	13,133	(6,261)	6,872
Effect of foreign exchange rates on cash	182	33	(60)	(27)
Change in cash and cash equivalents	(1,112)	(55,071)	303	(54,768)
Cash and cash equivalents, beginning of period	2,767	58,363	1,317	59,680
Cash and cash equivalents, end of period	$1,655	$3,292	$1,620	$4,912

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Net Cash Provided by Operating Activities

Consolidated net cash provided by operating activities was $8 during the six months ended June 30, 2011 compared to combined net cash used in operating activities of $1,996 during the six months ended June 30, 2010.  The increase in cash provided by operating activities during 2011 is primarily due to not incurring $4,762 of transaction expenses, $1,576 in restructuring activities, and $780 in merger in integration charges related to the acquisitions of BDE and GMP.  The increases in cash flows resulting from not incurring the before mentioned cash outflows, was partially off-set by timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the six months ended June 30, 2011 compared to the same period in 2010.

Free cash flow, defined as net cash provided by operating activities less capital expenditures was $(2,117) during the six months ended June 30, 2011 compared to $(2,878) during the same period in 2010.

Net Cash Used In Investing Activities

Consolidated net cash used in investing activities decreased by $57,522 to $2,095 during the six months ended June 30, 2011 compared to combined $59,617 during the six months ended June 30, 2010.  The decrease is largely due to the $82,794 used for the acquisitions of BDEL and GMP, net of cash acquired, off-set by the $24,059 net transfer of marketable securities to cash to fund the mergers in 2010, which activity did not take place in 2011.  Additionally, consolidated capital expenditures increased $1,243 to $2,125 during the six months ended June 30, 2011 compared to combined capital expenditures of $882 during the six months ended June 30, 2010.  The increase is due to certain building renovations at the Company’s headquarters and new distribution center in Salt Lake City, UT as part of fully integrating GMP and certain product tooling costs that were incurred during the six months ended June 30, 2011 that were not incurred during the same period in 2010.

Net Cash Provided by (Used In) Financing Activities

Consolidated net cash provided by financing activities decreased by $6,079 to $793 during the six months ended June 30, 2011 compared to combined cash provided by financing activities of $6,872 during the six months ended June 30, 2010.  The decrease is due to the change in net borrowings on the line of credit of $2,944, which was used to finance working capital needs and a portion of the acquisition price, as well as a decrease in stock subscription proceeds and the exercise of stock options of $3,135.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Net Operating Loss

As of December 31, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $226,837, $1,501 and $56, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited by $1,051 under Section 382 of the Internal Revenue Code, as amended (the “Code”) due to a prior ownership change of greater than 50%.  The Company believes it’s more likely than not that its U.S. Federal net operating loss (“NOL”), will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”).  AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL.  Of the $225,786 of NOLs available to offset taxable income, $214,160 does not expire until 2020 or later, subject to compliance with Section 382 of the Code.

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

Shelf Registrations

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

We also recently filed a shelf registration statement with the Securities and Exchange Commission whereby we may issue an aggregate of 5,750,000 shares of common stock, which may be issued from time to time by the Company in connection with acquisitions by the Company of assets, businesses or securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2011 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company of an adverse determination could have a different effect.

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

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLACK DIAMOND, INC.

Date: August 9, 2011

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