Form 10-Q
period 2011-09-30
Black Diamond, Inc.
filed 2011-11-01
CIK 913277

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

As of October 26, 2011, there were 21,763,484 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I FINANCIAL INFORMATION		Page

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2011 (unaudited) and December 31, 2010	3

	Condensed Consolidated Statements of Operations (unaudited) – Three months ended September 30, 2011 and 2010	4

	Condensed Consolidated Statements of Operations (unaudited) – Nine months ended September 30, 2011 and 2010, and five months ended May 28, 2010 (Predecessor)	5

	Condensed Consolidated Statements of Cash Flows (unaudited) – Nine months ended September 30, 2011 and 2010, and five months ended May 28, 2010 (Predecessor)	6

	Notes to Unaudited Condensed Consolidated Financial Statements – September 30, 2011	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 6.	Exhibits	31

Signature Page		32
Exhibit Index		33

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,677	$2,767
Accounts receivable, less allowance for doubtful accounts of $442 and $353, respectively	28,435	20,293
Inventories	45,178	34,942
Prepaid and other current assets	2,827	2,527
Income tax receivable	297	376
Deferred income taxes	1,698	1,698
Total Current Assets	80,112	62,603

Property and equipment, net	14,731	14,740
Definite lived intangible assets, net	16,441	17,439
Indefinite lived intangible assets	32,650	32,650
Goodwill	38,226	38,226
Deferred income taxes	45,350	45,957
Other long-term assets	1,055	1,064
TOTAL ASSETS	$228,565	$212,679

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$19,429	$19,208
Current portion of long-term debt	705	308
Total Current Liabilities	20,134	19,516

Long-term debt	39,768	29,456
Other long-term liabilities	832	785
TOTAL LIABILITIES	60,734	49,757

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 21,839 and 21,814 issued and 21,764 and 21,739 outstanding	2	2
Additional paid in capital	402,129	399,475
Accumulated deficit	(236,814)	(238,178)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	2,516	1,625
TOTAL STOCKHOLDERS' EQUITY	167,831	162,922
TOTAL LIABILITIES AND EQUITY	$228,565	$212,679

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	THREE MONTHS ENDED
	September 30, 2011	September 30, 2010
Sales
Domestic sales	$15,868	$14,056
International sales	26,172	19,890
Total sales	42,040	33,946

Cost of goods sold	26,043	24,411
Gross profit	15,997	9,535

Operating expenses
Selling, general and administrative	12,824	10,764
Restructuring charge	219	772
Merger and integration	-	88
Transaction costs	-	313

Total operating expenses	13,043	11,937

Operating income (loss)	2,954	(2,402)

Other (expense) income
Interest expense	(720)	(644)
Interest income	5	6
Other, net	(702)	(1,586)

Total other expense, net	(1,417)	(2,224)

Income (loss) before income tax	1,537	(4,626)
Income tax provision (benefit)	530	(1,332)
Net income (loss)	$1,007	$(3,294)

Earnings (loss) per share:
Basic	$0.05	$(0.15)
Diluted	0.05	(0.15)

Weighted average shares oustanding:
Basic	21,855	21,731
Diluted	22,101	21,731

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

			PREDECESSOR COMPANY
			FIVE MONTHS
	NINE MONTHS ENDED		ENDED
	September 30, 2011	September 30, 2010	May 28, 2010
Sales
Domestic sales	$44,670	$18,092	$15,751
International sales	64,766	23,598	19,192
Total sales	109,436	41,690	34,943

Cost of goods sold	67,333	30,347	21,165
Gross profit	42,103	11,343	13,778

Operating expenses
Selling, general and administrative	37,084	18,963	12,138
Restructuring charge	993	2,149	-
Merger and integration	-	868	-
Transaction costs	-	5,075	-

Total operating expenses	38,077	27,055	12,138

Operating income (loss)	4,026	(15,712)	1,640

Other (expense) income
Interest expense	(2,157)	(980)	(165)
Interest income	31	45	3
Other, net	145	(1,474)	1,803

Total other (expense) income, net	(1,981)	(2,409)	1,641

Income (loss) before income tax	2,045	(18,121)	3,281
Income tax provision (benefit)	681	(69,765)	966
Net income	$1,364	$51,644	$2,315

Earnings per share:
Basic	$0.06	$2.71
Diluted	0.06	2.67

Weighted average shares oustanding:
Basic	21,841	19,092
Diluted	22,033	19,339

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(IN THOUSANDS)

			PREDECESSOR COMPANY
			FIVE MONTHS
	NINE MONTHS ENDED		ENDED
	September 30, 2011	September 30, 2010	May 28, 2010
Cash Flows From Operating Activities:
Net income	$1,364	$51,644	$2,315
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation on property and equipment	2,358	1,170	865
Amortization of intangible assets	998	444	2
Accretion of notes payable	755	336	17
Loss on disposition of assets	209	597	1
Stock based compensation	2,503	4,423	375
Deferred income taxes	649	(70,354)	(166)
Changes in operating assets and liablities, net of acquisitions:
Accounts receivable	(8,022)	(9,504)	4,063
Inventories	(9,165)	(1,498)	(343)
Prepaid and other current assets	(308)	71	(1,387)
Accounts payable and accrued liabilities	(224)	2,488	1,670
Deferred rent	-	(446)	-
Net Cash (Used In) Provided By Operating Activities	(8,883)	(20,629)	7,412

Cash Flows From Investing Activities:
Purchase of marketable securities	-	(22,065)	-
Proceeds from maturity and sales of marketable securities	-	46,124	-
Purchase of businesses, net of cash received	-	(82,560)	-
Purchase of intangible assets	-	-	(10)
Proceeds from disposition of property and equipment	30	-	10
Purchase of property and equipment	(2,487)	(761)	(788)
Net Cash Used In Investing Activities	(2,457)	(59,262)	(788)

Cash Flows From Financing Activities:
Proceeds from (repayment of) long-term debt, revolving lines of credit and capital leases	9,954	19,098	(6,261)
Proceeds from exercise of stock options	151	1,005	-
Proceeds from the sale of stock	-	2,903	-
Net Cash Provided By (Used In) Financing Activities	10,105	23,006	(6,261)

Effect of foreign exchange rates on cash	145	114	(60)

Change in Cash and Cash Equivalents	(1,090)	(56,771)	303
Cash and Cash Equivalents, beginning of period	2,767	58,363	1,317
Cash and Cash Equivalents, end of period	$1,677	$1,592	$1,620

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(46)	$1,573	$596
Cash paid for interest	$1,345	$554	$183
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for acquisition	$-	$19,465	$-
Notes and deferred compensation issued in acquisition	$-	$13,436	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 1.  BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and nine months ended September 30, 2011 and 2010, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included.  The results of the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be obtained for the year ending December 31, 2011.  These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission.

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

Subsequent to the quarter ended June 30, 2011, and as part of the annual filing of its Federal and State tax returns, the Company identified an error related to the tax basis of certain assets owned by Gregory Mountain Products, Inc. (which may be referred to as “Gregory” or “GMP”) prior to its May 28, 2010 acquisition by the Company.  For income tax purposes the tax attributes of the assets acquired transferred to the Company.  The tax basis correction is $2,375, net and will continue to be amortized by the Company for tax purposes.  We assessed the materiality of this error and determined that it was immaterial to previously reported amounts contained in our annual and periodic reports.  The effect of recording the immaterial revision in the consolidated balance sheet as of December 31, 2010, March 31, 2011, and June 30, 2011 is an increase in the Company’s net deferred income tax assets and a decrease in goodwill of $2,375.  The adjusted amounts reflecting the correction are deferred income taxes of $45,957, $45,933, and $45,738, respectively, and an adjusted goodwill balance of $38,226 for all periods.

Nature of Business

Black Diamond is a leader in designing, manufacturing and bringing to market innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing and other active outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond® and GregoryTM, through which we target the demanding requirements of core climbers and skiers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond® and GregoryTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the climbing, mountaineering, skiing and backpacking communities rely on and embrace in their active lifestyle.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory.  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor” or “Predecessor Company”) for financial reporting purposes (see Note 2 of our condensed consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

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

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.  Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted.  The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted.  The Company believes the adoption of this update will change the process in how it performs its annual goodwill impairment test, but will not have any other impact on our financial statements.

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

Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP, a Delaware corporation in a merger transaction (the “Gregory Merger”, collectively with the Black Diamond Equipment Merger, the “Mergers”) pursuant to the Agreement and Plan of Merger (the “Gregory Merger Agreement”), by and among GMP, the Company, Purchaser, Everest Merger I Corp., a Delaware corporation and a wholly-owned direct subsidiary of Purchaser (“Merger Sub One”), Everest Merger II, LLC, a Delaware limited liability company and a wholly-owned direct subsidiary of Purchaser (“Merger Sub Two”), and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory (collectively, the “Gregory Stockholders”).

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)
Pro Forma Results

The following pro forma results are based on the individual historical results of the Company, BDEL and GMP, with adjustments to give effect to the combined operations as if the Mergers had been consummated at the beginning of the period presented.  The pro forma results are intended for information purposes only and do not purport to represent what the combined companies’ results of operations would actually have been had the transactions in fact occurred at the beginning of the earliest period presented.

PRO FORMA
NINE MONTHS ENDED

September 30, 2010

Sales	$90,794
Net income	$54,532
Earnings per share - basic	$2.86
Earnings per share - diluted	$2.82

NOTE 3.   INVENTORIES

Inventories, as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010

Finished goods	$38,546	$29,192
Work-in-process	941	801
Raw materials and supplies	5,691	4,949
	$45,178	$34,942

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010

Land	$2,850	$2,850
Building and improvements	3,439	3,011
Furniture and fixtures	3,317	2,043
Computer hardware and software	3,296	2,726
Machinery and equipment	6,921	6,419
Construction in progress	1,070	1,431
	20,893	18,480
Less accumulated depreciation	(6,162)	(3,740)
	$14,731	$14,740

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 5.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in goodwill during the three and nine months ended September 30, 2011.

Other Intangible Assets

Other intangible assets, net as of September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011	December 31, 2010

Intangibles subject to amortization
Customer relationships	$16,375	$16,375
Core technologies	1,505	1,505
Product technologies	335	335
	18,215	18,215
Less accumulated amortization	(1,774)	(776)
	$16,441	$17,439

Intangibles not subject to amortization
Tradenames and trademarks	$32,650	$32,650

Future amortization expense for definite-lived intangible assets is as follows as of September 30, 2011:

Remainder 2011	$332
2012	1,330
2013	1,330
2014	1,312
2015	1,275
Thereafter	10,862
$16,441

NOTE 6.  LONG-TERM DEBT

Long-term debt, net as of September 30, 2011 and December 31, 2010, was as follows:

	September 30, 2011	December 31, 2010

Revolving credit facility	$24,948	$14,735
5% Senior Subordinated Notes due 2017	14,749	14,018
Trademark payable	580	706
Capital leases	196	305
	40,473	29,764
Less current portion	(705)	(308)
	$39,768	$29,456

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing twelve month earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a minimum tangible net worth, and a positive amount of asset coverage.  At September 30, 2011, the Company was in compliance with all associated covenants.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $832 and $785 as of September 30, 2011 and December 31, 2010, respectively.  The balance relates to a pension liability of the benefit plan for the Company’s European employees that, under U.S. GAAP, is considered to be a defined benefit plan.  The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company.  The Company has recorded a receivable of $832 and $785 as other long-term assets for the underfunded amount as of September 30, 2011 and December 31, 2010, respectively.

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

The Company held the following contracts designated as hedged instruments as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Euros	3,681	December-11
Foreign exchange contracts - Canadian Dollars	3,475	February-12
Foreign exchange contracts - Swiss Francs	8,700	February-12

	December 31, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	465	January-11
Foreign exchange contracts - British Pounds	415	May-11
Foreign exchange contracts - Canadian Dollars	3,965	June-11
Foreign exchange contracts - Euros	10,072	December-11
Foreign exchange contracts - Swiss Francs	15,835	February-12

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item.  For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings.  $245 and $0 were reclassified to sales during the three months ended September 30, 2011 and 2010, respectively, and $(30) and $0 were reclassified to sales during the nine months ended September 30, 2011 and 2010, respectively.

As of December 31, 2010, the Company reported an accumulated derivative instrument loss of $(237).  During the nine months ended September 30, 2011, the Company reported an adjustment to accumulated other comprehensive income of $58, as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument loss of $(179) reported as of September 30, 2011.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2011 and December 31, 2010:

	Classification	September 30, 2011	December 31, 2010

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$700	$1,346

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$742	$1,387

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$700	$-	$700
	$-	$700	$-	$700

Liabilities
Forward exchange contracts	$-	$742	$-	$742
	$-	$742	$-	$742

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,346	$-	$1,346
	$-	$1,346	$-	$1,346

Liabilities
Forward exchange contracts	$-	$1,387	$-	$1,387
	$-	$1,387	$-	$1,387

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 10.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period.  Diluted earnings (loss) per share is computed by dividing earnings (loss) by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of outstanding stock options and unvested restricted stock grants.  Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive.

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Weighted average shares outstanding - basic	21,855	21,731	21,841	19,092
Effect of dilutive stock options	246	-	192	36
Effect of dilutive unvested restricted stock	-	-	-	211
Weighted average shares outstanding - diluted	22,101	21,731	22,033	19,339

Earnings (loss) per share:
Basic	$0.05	$(0.15)	$0.06	$2.71
Diluted	0.05	(0.15)	0.06	2.67

For the three and nine months ended September 30, 2011, diluted earnings per share excludes the anti-dilutive effect of options to purchase 613 and 848, respectively, shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three and nine months ended September 30, 2011 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

For the three months ended September 30, 2010, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.  For the nine months ended September 30, 2010, diluted earnings per share excludes the anti-dilutive effect of options to purchase 1,563 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the nine months ended September 30, 2010 and 500 shares of unvested restricted stock as their required performance or market conditions were not met.

NOTE 11.  STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries.  The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units.  The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares.  The 2005 Plan will continue in effect until June 2015 unless terminated sooner.

During the nine months ended September 30, 2011, the Company issued 158 stock options, under the Company’s 2005 Plan, to directors and employees of the Company.  Of the 158 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant, 38 will vest in three installments as follows: 15 shares shall vest on December 31, 2012 and the remaining shares shall vest equally on December 31, 2013 and December 31, 2014.  The remaining 80 options granted will vest in three installments as follows: 32 shares shall vest on December 31, 2013 and the remaining shares shall vest equally on December 31, 2014 and December 31, 2015.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During Nine Months Ended September 30, 2011

Number of Options	158
Option Vesting Period	1 - 5 Years
Grant Price	$6.22 - $8.86
Dividend Yield	0.00%
Expected Volatility (a)	55.8% - 59.6%
Risk-free Interest Rate	1.52% - 2.92%
Expected Life (Years)	5.31 - 6.95
Weighted Average Fair Value	$3.65 - $5.04

(a)
Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the nine months ended September 30, 2011 was $667, which will be amortized over the vesting period of the options.

On May 28, 2010, the Company entered into a restricted stock award agreement with Mr. Warren B. Kanders.  On January 17, 2011, the Company granted to Mr. Kanders a seven-year restricted stock award of 250 shares of common stock pursuant to the Company’s 2005 Plan, which award will vest on the date the Fair Market Value (as defined in the 2005 Plan) of the Company’s common stock shall have equaled or exceeded $14.00 per share for 20 consecutive trading days.  For computing the fair value of the 250 seven-year restricted stock-based awards, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the following assumptions:

Restricted Stock Granted on January 17, 2011

Number issued	250
Vesting Period	$14.00 Stock Price target
Grant Price	$7.34
Dividend Yield	0.00%
Expected Volatility (a)	58.00%
Risk-free Interest Rate	2.64%
Expected Life (Years)	1.90
Weighted Average Fair Value	$6.27

(a)
Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the restricted stock award granted on January 17, 2011 was $1,567, which will be amortized over the expected life of the award.

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company during the three and nine months ended September 30, 2011 and 2010, respectively, was as follows.

	THREE MONTHS ENDED
	September 30, 2011	September 30, 2010

Restricted stock	$471	$572
Stock options	170	151
Total	$641	$723

	NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

Restricted stock	$2,008	$1,721
Stock options	495	1,874
Restricted stock units	-	683
Stock subscription expense	-	145
Total	$2,503	$4,423

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date.  As of September 30, 2011, there were 630 unvested stock options and unrecognized compensation cost of $1,862 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of $1,194 related to unvested restricted stock awards.

NOTE 12.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) primarily consists of net income (loss), foreign currency translation adjustments, and changes in fair value of our forward foreign exchange contracts.   The components of comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 were as follows:

	THREE MONTHS ENDED
	September 30, 2011	September 30, 2010

Net income (loss)	$1,007	$(3,294)
Foreign currency translation adjustment, net	(344)	-
Unrealized gain (loss) on hedging activities, net	493	(205)
Comprehensive income (loss)	$1,156	$(3,499)

	NINE MONTHS ENDED
	September 30, 2011	September 30, 2010

Net income	$1,364	$51,644
Unrealized loss on marketable securities, net	-	(6)
Foreign currency translation adjustment, net	833	-
Unrealized gain (loss) on hedging activities, net	58	(205)
Comprehensive income	$2,255	$51,433

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

Total rent expense of the Company for the three months ended September 30, 2011 and 2010 was $357 and $373, respectively, and for the nine months ended September 30, 2011 and 2010 was $1,156 and $692, respectively.

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

BLACK DIAMOND, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(UNAUDITED)
 (in thousands, except per share amounts)

NOTE 15.  RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut.  Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit.  As of September 30, 2011, the stand-by letter of credit of $850 was reduced to $292.

As of September 30, 2011, the Company had a payable of $54 owed to Kanders & Company.  The amount due to Kanders & Company is included in accrued liabilities in the accompanying condensed consolidated balance sheet.  As of December 31, 2010, the Company had a payable of $147 owed to Kanders & Company.  The amount due to Kanders & Company was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.  The outstanding amount as of December 31, 2010 was paid during the three months ended March 31, 2011.

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired GMP pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of GMP (the “Gregory Stockholders”).  Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC.  The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors.  In the acquisition of GMP, the Company acquired all of the outstanding common stock of GMP for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of GMP as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC.  The acquisition of GMP was approved by a special committee comprised of independent directors of the Company’s Board of Directors.

In connection with the Company’s acquisition of GMP, the Company entered into a registration rights agreement with each of the Gregory Stockholders, pursuant to which the Company agreed to use its commercially reasonable efforts to prepare and file with the Securities and Exchange Commission (the “SEC”), as soon as reasonably practicable, a “shelf” registration statement covering the 3,676 shares of the Company’s common stock, received by the Gregory Stockholders as part of the consideration received by them in connection with the acquisition of GMP.  In addition, in the event that the Company files a registration statement during any period that there is not an effective registration statement covering all of the shares received by the Gregory Stockholders in the acquisition, the Gregory Stockholders shall have “piggyback” rights, subject to customary underwriter cutbacks.  On July 29, 2011, the Company filed a prospectus supplement with the SEC covering the shares of the Company’s common stock received by the GMP stockholders and certain other officers and employees of the Company.

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

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS
(in thousands, except per share amounts)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements included in this Quarterly Report on Form 10-Q are “forward-looking statements” within the meaning of the federal securities laws.  Forward-looking statements are made based on our expectations and beliefs concerning future events impacting Black Diamond, Inc. (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its growth strategy; the Company’s ability to successfully integrate and grow acquisitions; the Company’s ability to maintain the strength and security of its information technology systems; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Black Diamond is a leader in designing, manufacturing and bringing to market innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing and other active outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond® and GregoryTM, through which we target the demanding requirements of core climbers and skiers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond® and GregoryTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the climbing, mountaineering, skiing and backpacking communities rely on and embrace in their active lifestyle.

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

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011. The Company does not expect the adoption of this standard to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income.  ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income.  Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements.  ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted.  The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

On September 15, 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.  ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test.  If an entity can support the conclusion that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit.  Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment.  ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted.  The Company believes the adoption of this update will change the process in how it performs its annual goodwill impairment test, but will not have any other impact on our financial statements.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended September 30, 2011 Compared to Consolidated Three Months Ended September 30, 2010

The following presents a discussion of consolidated operations for the three months ended September 30, 2011, compared with the consolidated three months ended September 30, 2010.

	THREE MONTHS ENDED
	September 30, 2011	September 30, 2010

Sales
Domestic sales	$15,868	$14,056
International sales	26,172	19,890
Total sales	42,040	33,946

Cost of goods sold	26,043	24,411
Gross profit	15,997	9,535

Operating expenses
Selling, general and administrative	12,824	10,764
Restructuring charge	219	772
Merger and integration	-	88
Transaction costs	-	313

Total operating expenses	13,043	11,937

Operating income (loss)	2,954	(2,402)

Other (expense) income
Interest expense	(720)	(644)
Interest income	5	6
Other, net	(702)	(1,586)

Total other expense, net	(1,417)	(2,224)

Income (loss) before income tax	1,537	(4,626)
Income tax provision (benefit)	530	(1,332)
Net income (loss)	$1,007	$(3,294)

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Sales

Consolidated sales increased $8,094, or 23.8%, to $42,040 during the three months ended September 30, 2011 compared to consolidated sales of $33,946 during the three months ended September 30, 2010. The increase in sales was primarily attributable to an increase in the quantity of new and existing products sold during the period of $6,696, as well as an increase in sales of $1,398 due to the strengthening of foreign currencies against the US dollar.

Consolidated domestic sales increased $1,812, or 12.9%, to $15,868 during the three months ended September 30, 2011 compared to consolidated domestic sales of $14,056 during the three months ended September 30, 2010.  The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climbing protection and general mountain products sold during the period.

Consolidated international sales increased $6,282, or 31.6%, to $26,172 during the three months ended September 30, 2011 compared to consolidated international sales of $19,890 during the three months ended September 30, 2010.  The increase in international sales was primarily attributable to an increase in the quantity of new and existing climbing protection and general mountain products sold during the period of $4,884, as well as increase in international sales of $1,398 due to the strengthening of foreign currencies against the US dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $1,632, or 6.7%, to $26,043 during the three months ended September 30, 2011 compared to consolidated cost of goods sold of $24,411 during the three months ended September 30, 2010.  The amount recorded during the three months ended September 30, 2010 included an increase in inventory value sold of $3,158 due to the step-up in fair value in purchase accounting; which all inventory acquired, and related step-up in fair value in purchase accounting, was sold in 2010.  The increase in cost of goods sold was also attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $6,462, or 67.8%, to $15,997 during the three months ended September 30, 2011 compared to consolidated gross profit of $9,535 during the three months ended September 30, 2010.  Consolidated gross margin was 38.1% during the three months ended September 30, 2011 compared to a consolidated gross margin of 28.1% during the three months ended September 30, 2010. Excluding the $3,158 impact of the acquisition-related fair value adjustment on sold inventory, gross margin for the three month period ending September 30, 2010 would have been 37.4%.  The dollar increase in gross profit was primarily attributable to an increase in sales.  The increase in gross margin percentage is primarily driven by not being impacted by any acquisition-related fair value adjustments during the three months ended September 30, 2011.  When compared to the adjusted gross margin of 37.4%, the current period gross margin percentage increased due to the mix of product sold during 2011 compared to 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $2,060, or 19.1%, to $12,824 during the three months ended September 30, 2011 compared to consolidated selling, general and administrative expenses of $10,764 during the three months ended September 30, 2010.  The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth.

Restructuring Charge

Consolidated restructuring expenses decreased $553, or 71.6%, to $219 during the three months ended September 30, 2011 compared to consolidated restructuring expense of $772 during the same period in 2010.  The restructuring expenses incurred during the three months ended September 30, 2011 relate to termination costs of GMP’s office lease in Sacramento, CA.  The restructuring expenses incurred during the three months ended September 30, 2010 comprised of: (i) $107 related to severance and relocation benefits provided to GMP employees, (ii) $218 related to the release of the Company from its lease obligations and indemnifications by Kanders & Company, Inc. (“Kanders & Company”) in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, and (iii) $447 relating to the amortization of the $1,061 paid for severance and transition service expenses pursuant to a transition services agreement between the Company and Kanders & Company.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Merger and Integration

Consolidated merger and integration expenses decreased 100.0% to $0 during the three months ended September 30, 2011 compared to consolidated merger and integration expense of $88 during the same period in 2010, which was attributable to consulting fees related to the acquisitions of BDEL and GMP.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the three months ended September 30, 2011 compared to consolidated transaction expense of $313 during the same period in 2010, which consisted primarily of professional fees related to the acquisitions of BDEL and GMP.

Interest Expense

Consolidated interest expense increased $76, or 11.8%, to $720 during the three months ended September 30, 2011 compared to consolidated interest expense of $644 during the three months ended September 30, 2010. The increase in interest expense was primarily attributable to higher average balances outstanding on the line of credit during the three months ended September 30, 2011 compared to the same period in 2010.

Income Taxes

Consolidated income tax expense increased $1,862, or 139.8%, to $530 during the three months ended September 30, 2011 compared to a consolidated income tax benefit of $1,332 during the same period in 2010.  The increase in tax expense is due primarily to the increase in pre-tax income recorded during the three months ended September 31, 2011.

Our effective income tax rate was 34.5% for the three months ended September 30, 2011 compared to 28.8% for the same period in 2010.  Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Consolidated Nine Months Ended September 30, 2011 Compared to Combined Nine Months Ended September 30, 2010

The following presents a discussion of consolidated operations for the nine months ended September 30, 2011, compared with the combined nine months ended September 30, 2010.  The combined nine months ended September 30, 2010 represents the results of the Company for the nine months ended September 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.

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

	NINE MONTHS	NINE MONTHS	FIVE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
			Predecessor
	Consolidated		Company	Combined
	September 30, 2011	September 30, 2010	May 28, 2010	September 30, 2010

Sales
Domestic sales	$44,670	$18,092	$15,751	$33,843
International sales	64,766	23,598	19,192	42,790
Total sales	109,436	41,690	34,943	76,633

Cost of goods sold	67,333	30,347	21,165	51,512
Gross profit	42,103	11,343	13,778	25,121

Operating expenses
Selling, general and administrative	37,084	18,963	12,138	31,101
Restructuring charge	993	2,149	-	2,149
Merger and integration	-	868	-	868
Transaction costs	-	5,075	-	5,075

Total operating expenses	38,077	27,055	12,138	39,193

Operating income (loss)	4,026	(15,712)	1,640	(14,072)

Other (expense) income
Interest expense	(2,157)	(980)	(165)	(1,145)
Interest income	31	45	3	48
Other, net	145	(1,474)	1,803	329

Total other (expense) income, net	(1,981)	(2,409)	1,641	(768)

Income (loss) before income tax	2,045	(18,121)	3,281	(14,840)
Income tax provision (benefit)	681	(69,765)	966	(68,799)
Net income	$1,364	$51,644	$2,315	$53,959

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Sales

Consolidated sales increased $32,803, or 42.8%, to $109,436 during the nine months ended September 30, 2011 compared to combined sales of $76,633 during the nine months ended September 30, 2010. The increase in sales was primarily attributable to the inclusion of $15,501 in additional sales from GMP during the nine months ended September 30, 2011, an increase in sales of $14,487 by BDEL which was driven by an increase in the quantity of new and existing products sold during the period, as well as an increase in sales of $2,815 due to the strengthening of foreign currencies against the US dollar.

Consolidated domestic sales increased $10,827, or 32.0%, to $44,670 during the nine months ended September 30, 2011 compared to combined domestic sales of $33,843 during the nine months ended September 30, 2010.  The increase in domestic sales was primarily attributable to the inclusion of $5,996 additional domestic sales from GMP during the nine months ended September 30, 2011, as well as an increase in domestic sales of $4,831 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection, general mountain, and ski products sold during the period.

Consolidated international sales increased $21,976, or 51.4%, to $64,766 during the nine months ended September 30, 2011 compared to combined international sales of $42,790 during the nine months ended September 30, 2010.  The increase in international sales was primarily attributable to the inclusion of $9,505 additional international sales from GMP for the nine months ended September 30, 2011, an increase in international sales of $9,656 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold during the period, as well as an increase in international sales of $2,815 due to the strengthening of foreign currencies against the US dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $15,821, or 30.7%, to $67,333 during the nine months ended September 30, 2011 compared to combined cost of goods sold of $51,512 during the nine months ended September 30, 2010. The amount recorded during the nine months ended September 30, 2010 included an increase in inventory value sold of $4,321 due to the step-up in fair value in purchase accounting; which all inventory acquired, and related step-up in fair value in purchase accounting, was sold in 2010.  The increase in cost of goods sold was also attributable to an increase in sales by BDEL and from the inclusion of GMP.

Gross Profit

Consolidated gross profit increased $16,982, or 67.6%, to $42,103 during the nine months ended September 30, 2011 compared to combined gross profit of $25,121 during the nine months ended September 30, 2010.  Consolidated gross margin was 38.5% during the nine months ended September 30, 2011 compared to a combined gross margin of 32.8% during the nine months ended September 30, 2010. Excluding the $4,321 impact of the acquisition-related fair value adjustment on sold inventory, gross margin for the nine month period ending September 30, 2010 would have been 38.4%.  The dollar increase in gross profit was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP.  The increase in gross margin percentage is primarily driven by not being impacted by any acquisition-related fair value adjustments during the nine months ended September 30, 2011.  When compared to the adjusted gross margin of 38.4%, the current period gross margin is consistent with that of the same period in 2010.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $5,983, or 19.2%, to $37,084 during the nine months ended September 30, 2011 compared to combined selling, general and administrative expenses of $31,101 during the nine months ended September 30, 2010.  The increase in selling, general and administrative expenses was primarily attributable to the increase in operations with the inclusion of GMP and the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth of $7,403, an increase in depreciation and amortization of $875, off-set by a decrease in non-cash equity compensation expense of $2,295.

Restructuring Charge

Consolidated restructuring expenses decreased $1,156, or 53.8%, to $993 during the nine months ended September 30, 2011 compared to combined restructuring expenses of $2,149 during the same period in 2010.  All of the restructuring expense incurred in 2011 and 2010 were attributable to the acquisitions of BDEL and GMP.  During 2011, such restructuring expenses comprised of: (i) $781 related to the relocation of GMP to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP.  During 2010, such restructuring expenses comprised of: (i) a total of $1,295 relating to the release of the Company from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets partially offset by $462 gain from the write-off of a deferred rent liability for the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (iii) $107 related to severance and relocation benefits provided to GMP employees, and (iv) $613 relating to the amortization of the $1,061 paid for severance and transition service expenses pursuant to a transition services agreement between the Company and Kanders & Company.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
 (in thousands, except per share amounts)

Merger and Integration

Consolidated merger and integration expenses decreased 100.0% to $0 during the nine months ended September 30, 2011 compared to combined merger and integration expenses of $868 during the same period in 2010, which was attributable to transaction bonuses and consulting fees paid in connection with the acquisition of BDEL and GMP.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the nine months ended September 30, 2011 compared to combined transaction expenses of $5,075 during the same period in 2010, which consisted primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements in connection with the acquisition of BDEL and GMP.

Interest Expense

Consolidated interest expense increased $1,012, or 88.4%, to $2,157 during the nine months ended September 30, 2011 compared to combined interest expense of $1,145 during the nine months ended September 30, 2010. The increase in interest expense was primarily attributable to new debt outstanding related to financing of the acquisitions of BDEL and GMP and higher average balances outstanding on the line of credit during the nine months ended September 30, 2011 compared to the same period in 2010.

Income Tax Expense

Consolidated income tax expense increased $69,480, or 101.0%, to an expense of $681 during the nine months ended September 30, 2011 compared to combined income tax benefit of $68,799 during the nine months ended September 30, 2010.  The decrease in tax benefit of $69,480 is due primarily to the realization of $65,000 of the Company’s deferred tax asset as well as a $4,480 benefit for period losses during the nine months ended September 30, 2010.

Our effective income tax rate was 33.3% for the nine months ended September 30, 2011 compared to 463.6% for the same period in 2010.  Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Liquidity and Capital Resources

Consolidated Nine Months Ended September 30, 2011 Compared to Combined Nine Months Ended September 30, 2010

The following presents a discussion of cash flows for the consolidated nine months ended September 30, 2011, compared with the combined nine months ended September 30, 2010.  The combined nine months ended September 30, 2010 represents the results of the Company for the nine months ended September 30, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers.  The Predecessor does not include GMP.  Management believes this combined presentation of the Company and Predecessor cash flows is the most useful comparison between periods.

Our primary ongoing funding requirements are for working capital, investing activities associated with the expansion of our operations and general corporate needs.  At September 30, 2011, we had total cash and cash equivalents of $1,677 compared with a cash and cash equivalents balance of $2,767 at December 31, 2010.

	NINE MONTHS	NINE MONTHS	FIVE MONTHS	NINE MONTHS
	ENDED	ENDED	ENDED	ENDED
	September 30, 2011	September 30, 2010	Predecessor Company May 28, 2010	Combined September 30, 2010

Net cash provided by (used in) operating activities	$(8,883)	$(20,629)	$7,412	$(13,217)
Net cash used in investing activities	(2,457)	(59,262)	(788)	(60,050)
Net cash provided by (used in) financing activities	10,105	23,006	(6,261)	16,745
Effect of foreign exchange rates on cash	145	114	(60)	54
Change in cash and cash equivalents	(1,090)	(56,771)	303	(56,468)
Cash and cash equivalents, beginning of period	2,767	58,363	1,317	59,680
Cash and cash equivalents, end of period	$1,677	$1,592	$1,620	$3,212

Net Cash Used In Operating Activities

Consolidated net cash used in operating activities was $8,883 during the nine months ended September 30, 2011 compared to combined net cash used in operating activities of $13,217 during the nine months ended September 30, 2010.  The decrease in net cash used in operating activities during 2011 is primarily due to not incurring $5,075 of transaction expenses, $1,682 in cash related restructuring activities, and $868 in merger in integration charges related to the acquisitions of BDEL and GMP.  The decrease in cash flows used resulting from not incurring the before mentioned cash outflows, was partially off-set by timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the nine months ended September 30, 2011 compared to the same period in 2010.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $11,370 during the nine months ended September 30, 2011 compared to free cash flows used of $14,766 during the same period in 2010.

Net Cash Used In Investing Activities

Consolidated net cash used in investing activities decreased by $57,593 to $2,457 during the nine months ended September 30, 2011 compared to combined $60,050 during the nine months ended September 30, 2010.  The decrease is largely due to the $82,560 used for the acquisitions of BDEL and GMP, net of cash acquired, off-set by the $24,059 net transfer of marketable securities to cash to fund the mergers in 2010, which activity did not take place in 2011.  Additionally, consolidated capital expenditures increased $938 to $2,487 during the nine months ended September 30, 2011 compared to combined capital expenditures of $1,549 during the nine months ended September 30, 2010.  The increase in capital expenditures is due to certain building renovations at the Company’s headquarters and new distribution center in Salt Lake City, UT as part of fully integrating GMP that were incurred during the nine months ended September 30, 2011 that were not incurred during the same period in 2010.

Net Cash Provided By Financing Activities

Consolidated net cash provided by financing activities decreased by $6,640 to $10,105 during the nine months ended September 30, 2011 compared to combined cash provided by financing activities of $16,745 during the nine months ended September 30, 2010.  The decrease is due to the change in net borrowings on the line of credit of $2,883, which was used to finance working capital needs and a portion of the acquisition price, as well as a decrease in stock subscription proceeds and the exercise of stock options of $3,757.

BLACK DIAMOND, INC.
MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED
(in thousands, except per share amounts)

Net Operating Loss

As of December 31, 2010, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $226,837, $1,501 and $56, respectively.   The Company's ability to benefit from certain net operating loss and tax credit carryforwards is limited by $1,051 under Section 382 of the Internal Revenue Code, as amended (the “Code”), due to a prior ownership change of greater than 50%.  The Company believes it’s more likely than not that its U.S. Federal net operating loss (“NOL”), will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”).  AMT is calculated as 20% of AMT income.  For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL.  Of the $225,786 of NOLs available to offset taxable income, $214,160 does not expire until 2020 or later, subject to compliance with Section 382 of the Code.

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

Loan Agreement

In connection with the closing of the acquisition of BDEL, the Company and certain of its subsidiaries entered into a loan agreement effective May 28, 2010 among Zions First National Bank, a national banking association (“Lender”) and the Company and its direct and indirect subsidiaries as co-borrowers (the “Borrowers”) (the “Loan Agreement”).  Concurrently with the closing of the acquisition of BDEL, Gregory Mountain Products, LLC, as the surviving company of the GMP Merger, entered into an assumption agreement and became an additional Borrower under the Loan Agreement.

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

Shelf Registrations

On February 1, 2011, our shelf registration statement filed with the Securities and Exchange Commission was declared effective whereby we may offer, issue and sell from time to time, in one or more offerings and series, together or separately, shares of common stock, shares of preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $250,000,000.  The proceeds of any offering are anticipated to be used in the strategic development and growth of our business, both organically and through acquisitions.

On August 19, 2011, our shelf registration statement filed with the Securities and Exchange Commission was declared effective whereby we may issue an aggregate of 5,750,000 shares of common stock, which may be issued from time to time by the Company in connection with acquisitions by the Company of assets, businesses or securities.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, pursuant to Exchange Act Rule 13a-15.  Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure.  Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2011 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 1, 2011

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