Form 10-K
period 2011-12-31
Black Diamond, Inc.
filed 2012-03-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2011 was approximately $111.8 million based on $7.88 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

The number of shares of the Registrant's common stock outstanding at February 27, 2012 was 30,675,984 shares.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2011 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our,” or “us,”) is a leader in designing, manufacturing and marketing high performance products for the active outdoor enthusiast.  We believe our principal brands, Black Diamond® and GregoryTM, are synonymous with the performance, innovation, durability and safety that the climbing, mountaineering, skiing and backpacking communities rely on to engage in their active lifestyles year-round.  Our Black Diamond® and GregoryTM brands are iconic in the outdoor industry and are linked intrinsically with the modern history of the sports we serve.  The demand for our brands and products is aspirational in nature, transcending the core enthusiasts to also include general active outdoor recreationalists and consumers interested in outdoor-inspired gear for their urban activities.

We offer a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets and ice-climbing gear), technical backpacks and high-end day packs, travel luggage, lifestyle packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski poles, ski bindings, ski boots, ski skins and avalanche safety equipment. We distribute our products through a network comprised primarily of leading independent specialty retailers, specialty chains such as Recreational Equipment, Inc. (“REI”), independent global distributors selling to specialty retail, and direct-to-consumer through our website and wholly-owned retail store. Our products are sold in North America, Europe, Asia and the rest of the world in approximately 50 countries, with international sales representing approximately 57% of our sales for the year ended December 31, 2011.

Our heritage dates back to 1957 when Chouinard Equipment Ltd. pioneered the market for durable, precise, light and reusable pitons, a device used to ascend or protect oneself in the sport of technical climbing. Over the next thirty years, Chouinard Equipment expanded to design and manufacture all kinds of equipment for rock climbing. In 1989, our President and Chief Executive Officer Peter Metcalf co-founded Black Diamond Equipment, our predecessor company, to purchase the business and assets of Chouinard Equipment. In our 54 year heritage, we have developed a track record of gear innovations that has changed the nature of climbing, telemark skiing, and mountaineering. By extension, our history and brand have become synonymous with the sports in which we participate. The genesis of the current Black Diamond, Inc. was through the May 2010 acquisition of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory” or “GMP”) by Clarus Corporation, a public company. Clarus Corporation, incorporated in Delaware in 1991, was renamed Black Diamond, Inc. in January 2011.

Market Overview

Our business and brands are benefiting from the convergence of function and fashion in the outdoor and athletic apparel, footwear, and equipment space. We believe consumer purchase decisions are driven by both a need for functional products and a desire to create a particular lifestyle perception. This confluence and consumer behavior can be seen in a number of highly successful lifestyle brands including Lululemon, Under Armour, The North Face, and Nike. Primary growth drivers in our business include an increased awareness in health and wellness, the desire to own functional products that are aesthetically pleasing, and the continued success and exposure of our key retail partners including REI, Eastern Mountain Sports, Mountain Equipment Co-op, and Backcountry.com. The outdoor products marketplace, both domestically and internationally, is highly fragmented. Specialty brands, particularly throughout Europe, hold respectable market share relative to larger broadline competitors. We see this fragmentation as an opportunity for a leader to emerge, particularly in the more technical categories. We believe that our strong relationships in the specialty retail channel and our expanding online presence provides us with a competitive advantage and the opportunity for significant growth.

Competitive Strengths

At Black Diamond, Inc. we live and breathe the sports we represent and approach business like we do climbing, where there is precious little room for error. We believe the following strengths differentiate us from our competitors, allowing us to take advantage of the large and growing market in which we participate:

Authentic Portfolio of Iconic/Lifestyle Brands. We believe that our brands are iconic among devoted active outdoor adventurers with a strong reputation for innovation, style, quality, design, safety and durability. Our brands also appeal to everyday customers seeking high quality outdoor-inspired lifestyle products for urban and suburban living. The authenticity of our brands is reinforced by our selective distribution strategy focused on specialty retail stores that we believe are the most influential stores within the outdoor recreation and active lifestyle communities. We believe our brands transcend age, culture and geography, and our paradigm-changing products define the categories in which they belong. Our focus on innovation, safety and style differentiates us from our competitors and positions Black Diamond to address the growing market for outdoor recreation equipment and active lifestyle products. Our portfolio includes the following global brands:

Black Diamond Equipment: Black Diamond Equipment products are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. Our Black Diamond® branded products have received significant industry recognition and numerous awards for our contribution to the outdoor industry including four Editor’s Choice Awards from Backcountry Magazine, Skier’s Choice Awards for six products in Powder Magazine, a Best in Gear Award from Men’s Journal and a Best in Show Award from Gear Junkie for Black Diamond’s Z-Pole trekking pole. We believe that our deep-rooted history of innovation continues to be industry defining and shapes the way in which our customers enjoy outdoor activities.

Gregory Mountain Products: Gregory Mountain Products designs and manufactures premier technical backpacking and mountaineering products and accessories, as well as outdoor-inspired lifestyle bags for urban and suburban living. Gregory packs are world-renowned for setting performance standards in backpacks; they are noted for innovative design, ergonomic and comfortable fit, and an obsession with quality, comfort and durability. In recent years, Gregory has won awards for its pack designs from such diverse media outlets as Backpacker Magazine, Outside Magazine (Outside Gear of the Year 2010), National Geographic Adventure, Popular Science, Men’s Journal, Consumers Digest and Alpinist Magazine. The Gregory research and design team, including company founder Wayne Gregory, continues to lead the way in innovative backpack technology and performance.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 70 patents and patents pending worldwide and over 200 new product introductions since 1989. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas, which we believe provides a significant advantage that will drive our company and industry to new levels. Our Salt Lake City headquarters, nestled in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees, many of whom are high level performance athletes in these sports themselves, to test our new products. We endorse several top athletes who in turn evaluate our products in the field, providing valuable feedback and suggestions to our designers. In recent years, we have developed many innovative products that have revolutionized the active outdoor space including: a new line of freeride ski boots; trekking poles with FlickLock® technology and Z-Poles that can fold to one-third their size; the AvaLung® backpack; and brighter, more compact and lighter-weight headlamps. We seek to design products that enhance our customers’ personal performance, safety and comfort as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality, integrity and safety that our brands are known for. We believe that our vertically integrated design and development process and enthusiast employee base provide us with a unique competitive advantage to continue to drive future innovation for our company and the industry in which we serve.

Diversified Portfolio by Brand, Product, Geography and Channel. Our business is highly diversified across brands, products, geographies and channels. We operate a multi-brand platform with Black Diamond® and GregoryTM branded products spanning 27 single product categories addressing three primary categories of mountaineering, climbing and skiing activities. No single product category accounts for more than 15% of annual sales. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 57% of our sales for the year ended December 31, 2011 generated outside the United States in approximately 50 countries. We have a highly diversified customer base and sell products in over 4,700 retail locations, including independent and specialty stores, our website at www.blackdiamondequipment.com and other retail locations. We believe that our brand, product, geographic and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution.

Scalable Global Operating Platform. We have developed a highly scalable global platform of manufacturing, sourcing, quality assurance, distribution, IT and back office capabilities. We manufacture approximately 30% to 35% of our proprietary products in-house, which is cost competitive and helps us to maintain our competitive advantage over our peers. We also have a global network of high quality, strategic partners, many of whom we have had relationships with for over ten years, from which we source the remaining approximately 65% to 70% of our manufactured products. We have in-house quality assurance teams in our facilities in Salt Lake City and Zhuhai, China and in Bataan, Philippines, the site of a large portion of our third party manufacturing, allowing for real time testing and development. Our back office functions, including supply chain management, warehousing, sourcing and finance, run on our global ERP platform supporting both brands. Our scalable global operating platform provides for separate front-end operations, which allows our individual brands to remain unique to our customers and to retain brand ethos while benefitting from our global scale and back-end infrastructure. Additionally, we believe that we can efficiently insert new brands into the existing structure, as we did with the integration of Gregory Mountain Products.

Core Values Deeply Rooted in Organization. Our company was founded with the vision of being one with the sports we serve, absolutely indistinguishable from them. Our mission is to profitably design, manufacture, and bring to market innovative and technical products of high quality, high performance and exemplary durability that are targeted toward our primary customers – climbers, mountaineers and off-piste skiers. We define ourselves on a Five-Pillar founding construct: passion and intimacy, innovation, efficiency, value and service, and style. We are guided by our Ten Commitments, which include pursuing market leadership, maintaining a global presence, supporting specialty retailing and developing a sustainable competitive advantage. Our employees have a tight bond and shared enthusiasm for the active outdoors. The sports we collectively engage in have athleticism, adventure and commitment at their core and our team shares these qualities throughout the organization. We take pride in our efforts to support conservation, education and recreation groups that are on the frontlines of protecting and preserving the wild lands we love and depend on. These shared core values enable us to attract and retain like-minded, highly motivated employees with passion for the active outdoors.

Experienced and Incentivized Senior Management Team. Our senior management team has been involved in the operation, acquisition and integration of several successful companies. Peter Metcalf, our lead-founder, President and Chief Executive Officer for over 22 years, boasts a lifetime of active participation in outdoor sports and a compelling track record in the outdoor/ski products industry. We are also supported by the skills and collective experience of Warren B. Kanders, our Executive Chairman, and Robert R. Schiller, our Executive Vice Chairman, who have substantial experience working together in managing operations and building public companies through strategic acquisitions and organic development, notably at Armor Holdings, Inc. Mr. Kanders and Mr. Schiller have worked together for the past 15 years. We have assembled a proven and talented global management team led by Mr. Metcalf. We have historically experienced very low management turnover, as our executives share a passion for outdoor recreation and an active lifestyle, and possess substantial experience in product development, marketing and merchandising. Each member of our 11-person senior management team, on average, has been with Black Diamond, Inc. (or its predecessor) for approximately 12 years, with over 129 years of collective experience. The members of our Board of Directors and our executive officers, including Messrs. Kanders, Metcalf and Schiller, are substantial stockholders of the Company and beneficially own approximately 32% of our outstanding common stock as of February 27, 2012, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth Strategy

We intend to achieve sustainable, profitable growth by expanding organically and through targeted, strategic acquisitions. Our goal is for our brands to become the number one leading premium active outdoor gear and lifestyle brands.

Continue to service and grow existing retail accounts. Since our inception, we have developed strong relationships with our key retail partners through a mutual respect and admiration for the sports we serve. As the outdoor retail industry expands in terms of both sales and store count, we believe that we are well-poised to capitalize on this growth opportunity. Through our various corporate initiatives, including our planned introduction of a technical apparel line, the extension of our existing product portfolios, an emphasis on brand awareness and visual merchandising and our general acquisition strategy, we plan to both grow and service our existing retail accounts as well as foster new relationships.

Introduce New Product Technologies and Expand Existing Brands Into New Categories. We believe our new product extensions present opportunities, through both technological innovation and expansion into new categories. We have a long history of technical innovation, introducing over 200 new products and growing sales at a 14% compound annual growth rate since 1989. We expect to continue this product innovation into the future and see the potential for continued double-digit growth driven by future product innovation as well as increasing participation in the active outdoor sports that we serve. For instance, Z-Poles, which can fold to one-third their size, and MagnetronTM technology, which uses the power of magnetic fields to reinvent the locking carabiner, are two examples of recently introduced innovations that we expect to drive sales growth in the near-term.

We plan to expand our business into both adjacent and complementary product categories, including outdoor technical apparel. We recently hired the director of technical apparel and gear from Patagonia to lead our apparel initiative and plan to launch our first apparel line as early as the fall of 2013. We are in the process of building out our apparel team to develop this initiative by seeking out professionals with apparel experience in the outdoor space. We believe that apparel represents the single largest growth opportunity for our brands and that our intimate understanding of the desired fit, performance, style and aesthetics of products for the sports we serve will help us to be successful in this initiative. We have successfully expanded our product offerings and grown our sales through innovation in ski boots, gloves, trekking poles and headlamps and believe that apparel represents a logical progression for our outdoor brands. We also believe that footwear would be another natural extension of our product offerings, and expect to enter that market in the future.

Broaden Distribution Footprint and Elevate Brand Profile. We believe there is a significant opportunity to expand our brand presence and penetration outside of the U.S. market. We believe that the European Alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our brands and positioning ourselves as a global company with American roots. Furthermore, we plan to bring some of our international distributors in-house, increase the number of doors we sell through and drive higher sales through our existing and new doors with our new visual merchandising initiative that showcases our products more prominently. We believe a combination of all of these initiatives can elevate our brands to a “need to have” status internationally, similar to their status in the U.S. outdoor market and provide us with broader retail opportunities.

Our presence in Asia, further solidified with the acquisition of Gregory, also represents a significant growth opportunity. Gregory’s primary business in Asia is currently in Japan, where the brand enjoys a premium position as an iconic American brand. We believe that this success in Japan is driving business in Hong Kong, China, South Korea and other key Asian markets. Additionally, through the combination with Black Diamond, GregoryTM branded products gained immediate access to the European market through Black Diamond Equipment’s legacy distribution platform.

Pursue Selected Outdoor Acquisitions. The fragmented active outdoor industry is in part comprised of numerous, small-scale entrepreneurial brands presenting a significant opportunity for consolidation. We believe we are viewed as an acquiror of choice in the space due to our brand heritage as well as the benefits we can provide to potential targets through our global operating platform. We will target acquisitions that will enable us to gain access to new product categories, geographies and channels and increase our penetration of existing markets. We believe our management’s experience in identifying attractive acquisition targets, our proven integration process and our global infrastructure creates a strong platform for future acquisitions.

Expand Our Operating Margins. We believe opportunities exist to increase our margins to be more in-line with our outdoor peers. Over the past several years, we have made significant investments in our global operating platform and we are currently investing in our apparel initiative. A primary driver of our expected margin expansion will include leveraging these investments as our sales continue to grow. Additionally, we expect to see margin expansion as we shift our sales mix to higher margin products and bring several of our distributors in-house.

Our Brands

Our Black Diamond® and GregoryTM brands represent the pinnacle of innovation, quality and performance to our customers in the active outdoor industry. Both have rich histories that we believe transcend age, ethnicity and geography. Both have reputations as pioneers in the industry, designers and manufacturers of gear that has changed the history of their collective sports.

Black Diamond

Founded in 1989, Black Diamond Equipment is devoted to fostering the enthusiasm and dreams necessary to design and manufacture the best climbing and skiing gear in the world. Black Diamond Equipment’s roots date back to 1957, when Chouinard Equipment Co. first manufactured rock climbing equipment. From its inspired beginning in 1957, Black Diamond Equipment has grown into a global company with operations on three continents. Since then, Black Diamond Equipment’s innovative gear designs have set the standards in numerous areas, including rock climbing, backcountry skiing, mountaineering, ice climbing and trekking. This is the result of dedication, desire and passion on the part of Black Diamond Equipment’s team of people, themselves climbers, skiers and mountaineers.

In 1992, Black Diamond Equipment responded to the needs of telemark skiers in their quest for more downhill ski control by introducing the T1, the world’s first plastic telemark ski boot in conjunction with Scarpa. Today, Black Diamond Equipment offers a full line of skis, poles and bindings for expert skiers and beginners alike. More recently, after considerable testing and extensive research, Black Diamond Equipment unveiled the AvaLung II, and later, AvaLung-equipped packs (essential tools for backcountry safety) that are designed to allow the user to breath if they are buried in snow.

Black Diamond Equipment also introduced the Turbo ExpressTM Ice Screw and CobraTM Ice Tool, which are perfectly matched to the attitudes and needs of today’s extreme ice climbs and mixed routes. For rock climbers, Black Diamond Equipment designed and built the world’s first wire-gate carabiner, the HotWireTM. Stronger, lighter, and easier to clip than previous carabiners, the HotWireTM proved that a seemingly basic design like a carabiner could be improved to meet the continuing demands of the sport.

Today, the commitment to the founding goal of Black Diamond remains as unwavering as ever. After 54 years, Black Diamond has grown to include operations in the United States, Europe and Asia. We strive to serve the spirit for all the sports we serve, and the sports’ values and goals, past, present and future. That dedication has resulted in numerous awards and accolades, including recent awards such as four Editor’s Choice Awards from Backcountry Magazine, Skier’s Choice Awards for six products in Powder Magazine, a Best in Gear Award from Men’s Journal, a Best in Show Award from Gear Junkie for Black Diamond Equipment’s Z-Pole trekking pole and from Outside Magazine for the Magnatron Carabiner.

Gregory

Founded in 1977, Gregory designs and builds backpacks for mountaineers and hikers, as well as for everyday customers seeking outdoor-inspired lifestyle bags for urban and suburban living. Gregory sets the standard in the backpacking and mountaineering industry with its reputation for durability, fit and performance. Our robust Gregory product line spans such diverse uses as trail running, mountain biking, expedition mountaineering, trekking, fastpacking, day hiking, multi-day backpacking, travel and lifestyle packs. Gregory backpacks are in use on the Appalachian Trail, the Pacific Crest Trail, mountaineering expeditions, trail runs around the globe, family car camping, airports everywhere, Europe, Asia and beyond.

Gregory was the first manufacturer to understand the benefits of building backpacks in differing frame sizes and the first to devise a scale that measured torso lengths to achieve a correct match between customer and pack size. In addition, Gregory was the first to offer a range of waist belts and shoulder harnesses in different sizes (in both men’s and women’s models). Gregory also pioneered a waist belt system that automatically adjusts to fit different hip angles, which improves load transfer into the lumbar region of the back to improve the pack’s overall comfort when carrying weight. Over fifteen years ago Gregory started developing a line of urban lifestyle packs for the market in Asia, based on the heritage of the brand and its California origins. The introduction of these lifestyle packs extended Gregory’s customer base significantly beyond the technical product category. In addition, in fall 2011, Gregory introduced its travel collection, which includes an innovative line of rolling luggage.

The guiding principal at Gregory remains as strong today as 34 years ago when the company first began making packs – that a properly fitted backpack leads to considerably more enjoyment for the hiker, backpacker and mountaineer to follow their pursuits. This focus and drive has resulted in numerous awards for pack design from such diverse media outlets as Backpacker Magazine, Outside Magazine, National Geographic Adventure, Popular Science, Men’s Journal, Consumers Digest and Alpinist Magazine. Responsible for many industry firsts in backpacking fit and design, the Gregory research and design team, including company founder Wayne Gregory, continues to lead the way in innovative backpack technology and performance.

Our Products

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

Our products span 27 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, freeride skiers, outdoor enthusiasts and travelers, providing seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. We design many of our products for extreme applications, such as high altitude mountaineering, ice and rock climbing, as well as backcountry, freeride, and alpine skiing. Generally, we divide our product offerings into the following three primary categories:

•	Climb: Our climb line consists of technical equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, dogbones and runners, harnesses, ice axes and piolets, ice protection and rock protection devices and various other climbing accessories. Our climb line represented approximately 30% of our sales during the year ended December 31, 2011.

•	Ski: Our ski line consists of AvaLung backpacks, winter packs for skiing and snowboarding, bindings, boots, poles, skis, skins, snow gloves, snow packs, and snow safety devices. Our ski line represented approximately 15% of our sales during the year ended December 31, 2011.

•	Mountain: Our mountain line consists of mountaineering backpacks for alpine expeditions, backpacks for backcountry excursions, overnight trips, and day hikes, lifestyle packs, travel luggage, bivy sacks, rain sacks, gaiters, gloves, headlamps, lights, tents, trekking poles and various other hiking and mountaineering accessories. Our mountain line represented approximately 55% of our sales during the year ended December 31, 2011.

We also offer hydration packs for trail running and cycling, and travel and lifestyle products such as duffle bags, messenger bags, and small bags and pouches designed to carry electronics and other accessories, and a variety of Black Diamond® and GregoryTM branded apparel and accessories.

Product Design and Development

We are a company founded on innovation and believe that our success is uniquely tied to our ability to consistently introduce new product innovations. We have a long history of technical innovation and product development, introducing over 200 new products since 1989, with over 70 patents and patents pending worldwide. In recent years, we have developed many innovative products that we believe have revolutionized the active outdoor space. For example, in 2008 we introduced a new line of freeride ski boots featuring revolutionary ski/walk performance. We have also been an innovator in trekking poles, introducing the first poles with FlickLock® technology that allow a single-handed locking mechanism and Z-Poles that can fold to one-third their size. Our innovations in lighting have re-defined the headlamp niche by taking simple components and combining them in a unique manner. The AvaLung® backpack is a unique safety device that is designed to help adventurers survive an avalanche by increasing the amount of time a person can breathe while trapped under snow. The effectiveness of the Avalung® was tested by doctors and scientists, who published their results in the Journal of the American Medical Association in 2000.

Each person involved in our product design and development process shares a passion for the active outdoor sports that we serve and strives to develop and iterate new ideas. We regularly rotate our designers and engineers across product categories as we believe that fosters creative inspiration. We conduct our product research and design activities at our locations in Salt Lake City, Utah and Zhuhai, China, and conduct product evaluations at our offices located near Basel, Switzerland.

Our employees’ passion and intimacy with our core outdoor activities helps foster new and innovative ideas. Our in-house research and development team engages in all stages of planning, conceptualization, design, development, commercialization and production. Our vertically integrated process allows our design team to conduct market research, brainstorm, plan product lines, and prototype and review designs before turning them over to our engineers to begin the development and production of the product. Quality assurance and control are a key component of our development process and products undergo rigorous in-house and field-testing at regular stages of the process. Our Salt Lake City headquarters, in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees to test our new products. Additionally, the athletes who we endorse evaluate our products in the field and provide valuable feedback and suggestions to our designers. We believe this collaborative interaction helps preserve the brand image, authenticity, quality and performance.

We are typically able to bring new products from concept to market in approximately 24 to 36 months depending on the technology integration and complexity of the product. We typically work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred. As of December 31, 2011, we had 45 employees dedicated to research and development and have spent approximately $7.1 million in connection with research and development activities over the last three calendar years.

Customers

We market and distribute our products in approximately 50 countries, primarily through independent specialty stores and specialty chains, including premium sporting goods and outdoor recreation stores and consumer catalogs, in the United States, Canada, South America, New Zealand, Europe, Asia, Australia and Africa. Outside of North America and Europe, we also sell our products through independent global distributors into specialty retail stores. In addition, our GregoryTM branded products are sold through licensed Gregory retail stores in Tokyo, Japan, Seoul, South Korea and Taiwan. We also sell our products directly to customers through our wholly-owned retail store in Salt Lake City, Utah and online at www.blackdiamondequipment.com.

We have long-standing relationships with our specialty retail customers and maintain our commitment to continue to sell through this channel. We have a highly diversified customer base and sell products in over 4,700 retail locations, with the bulk of our business being done through independent retailers.

Our end users include a broad range of consumers including mountain climbers, winter outdoor enthusiasts, backpackers and campers, cyclists, top endurance trail runners and outdoor-inspired consumers. Such consumers demand high-quality, reliable and well-designed products to enhance their performance and safety in a multitude of outdoor activities in virtually any climate. We expect to leverage our user intimacy, engineering prowess and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2011, REI accounted for approximately 15% of our sales, while Kabushiki Kaisha A&F (“A&F (Japan)”) accounted for approximately 6% of our sales. The loss of either of these customers could have a material adverse effect on us.

Sales and Marketing

We deploy our sales force by geographic region with a focus on providing our products to a broad spectrum of active outdoor enthusiasts, from core rock climbers and mountaineers to first-time skiers. Within each of our brands we strive to create a unique look and image for our products using enhanced in-store merchandising displays and techniques to communicate those differences to our customer.

Last year we re-strategized our siloed marketing strategy with the goal of creating a truly seamless, "consumer-centric" approach that complements our strong relationships with our specialty retail partners. As a part of this, we are currently in the process of launching our new Visual Merchandising Program, which we expect will grow Black Diamond® brand awareness globally and increase our merchandised presence at the retail level. We’re developing a five-year visual merchandising plan and vision. As part of that plan, we plan to engage a visual merchandising design firm and partner with global retailers to build well-branded and retail-appropriate branding kits and fixturing. In addition, we’re currently exploring ways to incorporate market and brand research into our sales and marketing program. As a regular part of our marketing program, we use various promotions, on both a local and global level as well as public relations campaigns to promote our brands.

For the past 20 years, we’ve established and maintained ongoing relationships with professional athletes who excel at the sports of climbing, mountaineering and skiing. These top athletes evaluate our products in the field with demanding use and under punishing conditions, providing valuable feedback and suggestions to our designers. They also promote our products at events, tradeshows and while in the field, pursuing their sports. Finally, we believe they are invaluable at establishing brand authenticity with customers.

Our online marketing campaign is designed to increase consumer demand and awareness by connecting directly with our customer base as well as potential customers through www.blackdiamondequipment.com and a variety of social media outlets. Our online flagship marketing vehicle is www.blackdiamondequipment.com, where we seek to drive brand awareness, generate buzz and excitement for our products and provide a memorable ecommerce experience for core athletes and beginners alike.

We are currently engaged in developing an email marketing program designed to increase traffic and customers to our online site and create a best-in-class experience for consumers on our website. We’re also developing social media outlets as stand-alone Black Diamond Equipment brand outposts. These outlets will engage targeted Black Diamond® brand enthusiasts with product updates, and information regarding our sponsored athletes and their upcoming plans and accomplishments and create a sense of brand community while reinforcing brand identity.

We are currently pursuing a strategy to increase our Facebook fan base through the addition of original content unique to our brand, Facebook advertising and the launch of Facebook-exclusive interactive applications and raffles. We’re striving to increase our Twitter followers by posting unique and timely content, including product updates and information as well as posts regarding our sponsored athletes and their endeavors.

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

The story of Black Diamond Equipment is based on our history as a manufacturer of precisely engineered rock climbing equipment. As we have grown in both capacity and capability, we have increased our reliance on automation but still maintain the notion of craftsmanship as a driving force for what we manufacture. We operate three manufacturing facilities. The first, located in Salt Lake City, Utah, specializes in the fabrication of highly engineered and tightly controlled components and a short-list of finished products. We have made significant investments in sophisticated, automated and custom built equipment, including cold & hot-forging, laser cutting, heat-treating, CNC turning, machine, and milling, and tool making. Our research and development and design teams are primarily situated at this facility.

The second facility, located in Zhuhai, China, specializes in finishing operations and assembly for the vast majority of products that we manufacture ourselves. This operation includes very sophisticated automated multi-station, internet accessible testing equipment and one of only a handful of clean, close-loop, automated anodizing installations in southeast China. These two facilities operate in tandem and as extensions of each other, representing a true core competency. We are expanding our Asian manufacturing operation over the next 12 to 18 months.

We also operate a third located in Calexico, California that provides “made in the USA” lifestyle product for the Gregory Mountain Products brand.  This operation employs approximately 40 people and, in addition to manufacturing product, serves as a global repair center for all Gregory Mountain Products’ technical, lifestyle and travel packs.

We manufacture approximately 30% to 35% of our products, including nearly all climbing hard goods, in our facilities in the United States and Asia. The remaining approximately 65% to 70% of our products are also manufactured to our specifications in third-party, independently owned facilities in China and the Philippines. We keep employees and agents on-site at this third-party, independently owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

In 2006, we established Black Diamond Sporting Equipment (ZFTZ) Co. Ltd. (“Black Diamond Asia”), a wholly-owned subsidiary of Black Diamond Equipment, in southeast China. Black Diamond Asia’s facility in southeast China is a Black Diamond Equipment-managed 100,000 sq. ft. facility that is operated and staffed by our employees. Each piece of equipment is tested to the same degree at the Black Diamond Asia facility as it is at our Salt Lake City facility. Each of those facilities rely on identical, thoroughly documented systems and procedures to ensure consistent quality and safety for every piece of gear we put our name on. Black Diamond’s Salt Lake City and Zhuhai manufacturing and distribution facilities are ISO 9001–2008 certified by an independent certifying agency.  Both facilities are audited yearly by an independent certifying agency to ensure that Black Diamond’s quality management system meets the requirements of ISO 9001–2008 and to ensure that Black Diamond’s certified products meet the necessary certification requirements.

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

Quality Assurance

Quality assurance at Black Diamond has two primary functions:

•	The first is to ensure that the product that we design and develop is manufactured to meet or exceed Black Diamond’s own standards and international regulatory standards. This involves creating inspection documentation, reviewing manufacturing processes with our various vendor-partners, and inspecting finished product to assure it meets the rigorous standards required by our customers. These activities take place globally, wherever product is manufactured.

•	The second function is to provide real and meaningful input to the new product development process. Quality assurance professionals interact closely with the design team and bring knowledge and expertise to the design process, ensuring that the products we bring to market truly meet the criteria established by the category director when a new product is envisioned.

The engineering prowess of the quality assurance group (much like that of the manufacturing team) is a core competency that Black Diamond seeks to leverage across all product lines and brands that are part of Black Diamond, Inc.

Global Distribution

In addition to manufacturing in our Zhuhai facility, we also run our own global distribution and quality control operations.  Having these functions located geographically close to the source of much of our product allows us to aggregate, inspect, warehouse and then distribute goods coming from an extremely diverse group of small to mid-size vendor partners.  Our distribution model allows us to ship a broad cross-section of our product line in smaller quantities to our own global distribution centers and to those of our Independent Global Distributors (IGD) more frequently and at lower transportation and logistics costs.

Competition

Because of the diversity of our product offerings, we compete by niche with a variety of companies. Our products must stand up to the high standards set by the world’s elite mountain climbers, alpine skiers and adventurers. In the outdoor industry, quality and durability are paramount among these athletes who rely on our products to withstand some of the world’s most extreme conditions. In addition to extreme adventurers, we believe all outdoor enthusiasts benefit from the high-quality standards of our products. We also believe our products compete favorably on the basis of product innovation, product performance, marketing support and price.

The popularity of various outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings, by developing new products with innovative performance features and designs, and by marketing our products in a persuasive and memorable fashion to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl and Mammut.

•	Ski: Our skiing equipment and accessories, such as skis, ski bindings, poles and boots, compete with products from competitors such as Atomic, Dynafit (Salewa), Dynastar (Lange), Garmont, K2, Volkl, Marker, Nordica, Rossignol, Salomon, Scarpa and Scott.

•	Mountain: Our mountaineering products, such as backpacks, trekking poles, headlamps and tents, compete with products from companies such as Petzl, Mammut, Deuter, Kelty, Leki, Komperdell, Marmot, Mountain Hardwear, Mountainsmith, Osprey, Dakine, Sierra Designs and The North Face.

In addition, we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Eastern Mountain Sports, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, skiing and mountaineering products under their own private labels.

Intellectual Property

We believe our primary and pending word and icon trademarks worldwide, including the Black Diamond and Gregory logos, Black Diamond®, ATC®, Camalot®, Gregory™, AvaLung®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper® and Bibler®, create international brand recognition for our products.

We believe our brands have an established reputation for high quality, reliability and value, and, accordingly, we actively monitor and police our brands against infringement to ensure their viability and enforceability.

In addition to trademarks, we hold over 70 patents and patents pending worldwide for a wide variety of technologies across our product lines.

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

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, headlamps, lanterns, packs, trekking poles and tents, and in the third and fourth quarters for our ski, glove and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 54% of our sales while spring/summer represents approximately 46% of our sales.

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

Environmental Matters

Our operations are subject to federal, state and local environmental and health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations. Further, the cost of maintaining compliance has not, and we believe, in the future, will not, have a material adverse effect on our business, consolidated results of operations and consolidated financial condition. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

Employees

As of December 31, 2011, we had 560 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

Pursuant to General Instruction G(3), the information regarding our executive officers called for by Item 401(b) of Regulation S-K is hereby included in Part I of this Annual Report on Form 10-K.

The executive officers of our Company as of December 31, 2011 are as follows:

Warren B. Kanders, 54, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, that makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and as the Chief Executive Officer from April 2003, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Robert R. Schiller, 49, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Peter R. Metcalf, 56, has served as our President, Chief Executive Officer and director since May 2010. Mr. Metcalf served as the Chief Executive Officer and Chairman of the Board of Directors of Black Diamond Equipment since co-founding it in 1989 until the completion of the Company’s acquisition of Black Diamond Equipment in May 2010. He is a graduate of the University of Colorado, with a major in Political Science. He also earned a Certificate in Management from the Peter Drucker Center of Management.

Robert N. Peay, 44, is our Chief Financial Officer, Secretary and Treasurer. Mr. Peay had been the Chief Financial Officer of Black Diamond Equipment since 2008. Mr. Peay joined Black Diamond Equipment in 1996 where he previously served as Accounting Manager and Financial Controller. Before joining Black Diamond Equipment, Mr. Peay worked in public accounting for two years with Arthur Andersen & Co. Mr. Peay received a Master’s degree in addition to a Bachelor of Science in Accounting from the University of Utah. He has been a Certified Public Accountant since 1996.

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

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, Room 1580, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Black Diamond, Inc., c/o the Secretary, 2084 East 3900 South, Salt Lake City, UT 84124. The contents of the websites identified above are not incorporated into this Annual Report on Form 10-K.

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

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff, including an in-house legal counsel, who focus on testing and seek to assure the quality and safety of our products. In addition, we seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our operations meet and are certified to International Personal Protective Equipment (PP) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death.

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

We also face exposure to product liability claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability and a breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

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

Our product liability insurance program is an occurrence-based program based on our current and historical claims experience and the availability and cost of insurance. We carry both general and umbrella liability policies that insure us for product liability claims. The policy has a small retention, which enables us to manage and control our product liability claims. Historically, product liability awards have not exceeded our individual per occurrence self-insured retention. We cannot assure you, however, that our future product liability experience will be consistent with our past experience.

A substantial portion of our sales and gross profit is derived from a small number of large customers, none of whom are contractually obligated to continue buying our products. The loss of any of these customers could substantially reduce our profits.

A few of our customers account for a significant portion of revenues. In the year ended December 31, 2011, REI and A&F (Japan) accounted for approximately 15% and 6%, respectively, of sales.  Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions and the current global financial crisis.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America and Europe and to a lesser extent Asia, Central and South America, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations and financial condition.

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

We operate in a highly competitive industry. In this industry, we compete against numerous other domestic and foreign companies. Competition in the markets in which we operate is based primarily on product quality, product innovation, price and customer service and support, although the degree and nature of such competition vary by location and product line. Some of our competitors are more established in their industries and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Since many of our competitors also source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

If we fail to expand existing or develop new customer relationships, our ability to grow our business will be impaired.

Our growth depends to a significant degree upon our ability to expand existing relationships with current customers or develop new customer relationships. We cannot guarantee that new customers will be found, that any such new relationships will be successful when we do get them, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations and financial condition.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabiners, harnesses and related climbing equipment products increase during warm weather months and decrease during winter, while sales of winter sports equipment such as our skis, boots, bindings and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations and financial condition.

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

We hold numerous patents for the invention of new or improved technologies, which are known as utility patents, and pending patent applications covering a wide variety of products. We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. We also cannot be sure that competitors will not challenge, invalidate or avoid the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products.

Third parties may have patents of which we are unaware, or may be awarded new patents, that may materially adversely affect our ability to market, distribute and sell our products. Accordingly, our products, including, but not limited to, our technical climbing and backpack products, may become subject to patent infringement claims or litigation or interference proceedings, any adverse determination of which could have a material adverse effect on our business, results of operations and financial condition.

Changes in foreign, cultural, political and financial market conditions could impair our international operations and financial performance.

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan; or where economies have suffered economic, social and/or political instability or hyperinflation or where the ability to repatriate funds has been delayed or impaired in recent years, such as China. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls, in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia and Europe, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•	new restrictions on access to markets;

•	lack of developed infrastructure;

•	inflation or recession;

•	devaluations or fluctuations in the value of currencies;

•	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•	social, political or economic instability;

•	acts of war and terrorism;

•	natural disasters or other crises;

•	reduced protection of intellectual property rights in some countries;

•	increases in duties and taxation; and

•	restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, relating to foreign investment or foreign trade by our host countries.

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

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may therefore have a material adverse effect on our business, results of operations and financial condition.

During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. We currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

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

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, the European Union or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Approximately 57% of our sales for the year ended December 31, 2011 were earned in international markets.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States. In recent months, the President and others in his Administration have proposed changes in U.S. income tax laws that could, among other things, accelerate the U.S. taxability of non-U.S. earnings or limit foreign tax credits. Although such proposals have been deferred, if new legislation were enacted, it is possible our U.S. income tax expense could increase, which would reduce our earnings.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations.

A significant portion of our products sold were produced by and purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by our manufacturing facilities located in California, Utah and China. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

•	political or labor instability in countries where our facilities, contractors and suppliers are located;

•	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

•	heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

•	disease epidemics and health-related concerns, such as the H1N1 virus, bird flu, SARS, mad cow and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargo of our goods produced in infected areas;

•	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	imposition of duties, taxes and other charges on imports; and

•	imposition or the repeal of laws that affect intellectual property rights.

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

A key element of our strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities, including blank check companies, private equity groups, venture capital funds, leveraged buyout funds and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•	loss of key employees, customers or suppliers of acquired businesses;

•	diversion of management’s time and attention from our core businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	our ability to secure necessary financing;

•	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•	risks associated with entering markets in which we have limited or no experience;

•	risks associated with our ability to execute successful due diligence; and

•	assumption of contingent or undisclosed liabilities of acquisition targets.

Any of the above risks could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

We have expanded, and are seeking to continue to expand, our business. This growth has placed significant demands on our management, administrative, operating and financial resources as well as our manufacturing capacity capabilities. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, as well as our ability to increase and maintain our manufacturing capacity capabilities to meet the needs of our current and future customers. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

Although we have limited experience in developing new products outside of our core markets of rock-climbing, mountaineering and skiing equipment, our plans call for significant investments in a short period of time to allow us to enter into new lines, such as apparel, and these investments and our plans in general may be delayed.

We plan to expand our brand into new categories such as apparel over the next five years, and we anticipate an initial launch of our first apparel line as early as fall 2013. We have limited experience in developing apparel products. Our ability to develop apparel products, for instance, is dependent upon our making significant investments to attract and retain executives with the skills and expertise to develop, launch and sell an apparel line and to establish the necessary design, manufacturing and testing processes. If we are unable to attract the necessary talent, or otherwise fail to set up the necessary processes for our apparel line, or for other new lines contemplated by our business plan, our growth plans may be delayed or diminished, which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

The Company’s existing credit agreement contains financial and restrictive covenants that may limit our ability to operate our business.

The agreement governing the Company’s credit facility contains, and any of its other future debt agreements may contain, covenant restrictions that limit its ability to operate its business, including restrictions on its ability to:

•	incur debt (including secured debt) or issue guarantees;

•	grant liens on its assets;

•	sell substantially all of our assets; and

•	enter into certain mergers or consolidations or make certain acquisitions.

In addition, the Company’s credit facility contains other affirmative and negative covenants, including the requirements to maintain a minimum level of earnings before interest, tax, depreciation and amortization, tangible net worth and asset coverage. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions. Any failure to comply with the restrictions of our credit facility or any subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lender under our credit facility may be able to terminate any commitments it had made to supply us with further funds. If we default on the financial covenants in our credit facility, our lender could exercise all rights and remedies available to it, which could have a material adverse effect on our business, results of operations and financial condition.

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

Currency devaluations or fluctuations may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressures, such as in the case of the Euro and the Swiss Franc.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours.  These new or changed laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We will face particular challenges in maintaining and reporting on our internal controls over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and requires that we have our system of internal controls audited. If we fail to maintain adequate internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business and the trading price of our common stock. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. In addition, acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we identify any material weaknesses or significant deficiencies in our internal controls over financial reporting, we may need to take costly steps to implement improved controls and may be subject to sanctions for failure to comply with the requirements of the Sarbanes-Oxley Act. Such remedial costs or sanctions could have a material adverse effect on our results of operations and financial condition. Further, we would be required to disclose any material weakness in internal controls over financial reporting, and we would receive an adverse opinion on our internal controls over financial reporting from our independent auditors. These factors could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

Our Board of Directors and executive officers have significant influence over our affairs.

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders, Peter Metcalf and Robert R. Schiller, beneficially own approximately 32% of our outstanding common stock as of February 27, 2012. As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

We may be unable to realize the benefits of our net operating losses and tax credit carryforwards.

Net operating losses (“NOLs”) may be carried forward to offset federal and state taxable income in future years and eliminate income taxes otherwise payable on such taxable income, subject to certain adjustments. Based on current federal corporate income tax rates, our NOL and other carryforwards could provide a benefit to us, if fully utilized, of significant future tax savings. However, our ability to use these tax benefits in future years will depend upon the amount of our otherwise taxable income. If we do not have sufficient taxable income in future years to use the tax benefits before they expire, we will lose the benefit of these NOL carryforwards permanently.

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by one or more “5-percent shareholders” within the meaning of Section 382 of the Internal Revenue Code (“Code”) whose percentage ownership of the stock has increased as of such date over the aggregate of the lowest percentage of the stock owned by such 5-percent shareholder at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all stock owned by persons who are not 5-percent shareholders is treated as owned by one 5-percent shareholder. The issuance of a large number of shares of common stock in connection with our acquisition strategy could result in a limitation of the use of our NOLs.

Further, our certificate of incorporation provides for blank check preferred stock, which allows the Board to issue preferred stock at any time with rights and designations set forth by the Board. Section 382 of the Code generally excludes preferred stock when calculating ownership percentages as they relate to our NOLs if the preferred stock satisfies all of the following criteria: it is not entitled to vote, it is limited and preferred as to dividends and does not participate in corporate growth to any significant extent, it has redemption and liquidation rights which do not exceed the issue price of such stock (except for a reasonable redemption or liquidation premium), and it is not convertible into another class of stock. Our Board may authorize and issue preferred stock that does not meet these criteria, and such preferred stock would count towards determining ownership change under Section 382 of the Code. Therefore the issuance of any preferred stock could increase the likelihood of a limitation of the use of our NOLs.

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

The amount of NOL and tax credit carryforwards that we have claimed has not been audited or otherwise validated by the U.S. Internal Revenue Service (the “IRS”). The IRS could challenge our calculation of the amount of our NOL or our determinations as to when a prior change in ownership occurred, and other provisions of the Code may limit our ability to carry forward our NOL to offset taxable income in future years. If the IRS were successful with respect to any such challenge, the potential tax benefit of the NOL carryforwards to us could be substantially reduced.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Warren B. Kanders, Peter Metcalf and Robert R. Schiller. If we were to lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, and having such opportunities brought to us. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

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

The sale of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock.

We have outstanding an aggregate of 30,675,984 shares of our common stock as of February 27, 2012. This includes 5,647,367 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, that he has hypothecated and/or pledged as security for loans from financial institutions, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2011, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe and Asia. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased
	Calexico, California	Leased

China Distribution and Manufacturing Facility:	Free Trade Zone, Zhuhai City, Guangdong Providence, PR China	Leased

Europe Headquarters:	Reinarch, Switzerland	Leased

Japan Marketing:	Yokohama City, Japan	Leased

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “BDE”. Before June 11, 2010, our common stock was not listed on an exchange but was traded on the OTC Pink Sheets Electronic Quotation Service under the symbol CLRS.PK. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2011
First Quarter	$7.98	$6.09
Second Quarter	$8.50	$6.56
Third Quarter	$9.34	$6.50
Fourth Quarter	$9.05	$6.00

Year ended December 31, 2010
First Quarter	$4.90	$4.17
Second Quarter	$7.80	$4.75
Third Quarter	$7.00	$5.90
Fourth Quarter	$8.29	$6.36

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 200 Index for the period commencing on December 31, 2006 and ending on December 31, 2011 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2006. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Black Diamond, Inc.	$100.00	$83.69	$60.28	$60.28	$112.20	$105.96
NASDAQ Global Select Market	$100.00	$110.86	$67.01	$96.44	$112.62	$111.18
The Russell 2000 Index	$100.00	$97.25	$63.41	$79.40	$99.49	$94.07

Stockholders

On February 27, 2012, the last reported sales price for our common stock was $8.53 per share. As of February 27, 2012, there were 133 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Recent Purchases of our Registered Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2011:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted- average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	2,537,500	$8.06	4,874,244

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	—

Total	3,337,500	$8.23	4,874,244

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Item 7 of Part II of this Annual Report on Form 10-K.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$145,775	$75,912	$-	$-	$-
Gross profit	56,352	23,732	-	-	-
Operating income (loss)	4,866	(16,367)	(5,552)	(4,873)	(4,113)
Net income (loss)	4,892	51,190	(4,845)	(2,402)	117

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.22	$2.58	$(0.29)	$(0.14)	$0.01
Diluted earnings (loss) per share	0.22	2.56	(0.29)	(0.14)	0.01

Weighted average common shares outstanding for earnings per share:
Basic	21,845	19,815	16,867	16,867	16,658
Diluted	22,046	20,022	16,867	16,867	17,051

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Total current assets	$76,997	$62,603	$83,095	$86,145	$87,299
Total assets	227,727	212,679	83,791	87,177	88,680

Long-term obligations, net of current	38,536	30,241	446	-	-
Total liabilities	55,553	49,757	2,159	793	961

Total stockholders' equity	172,174	162,922	81,632	86,384	87,719

	Predecessor Company (Note 1 of our consolidated financial statements)
	Period from July 1, 2009 to May 28,	Year Ended June 30,
	2010	2009	2008	2007
	(in thousands)
Statement of Operations Data:
Net sales	$87,081	$83,956	$77,793	$64,023
Gross profit	33,920	30,564	28,589	23,993
Operating income	7,708	4,629	3,558	3,252
Net income	6,242	2,285	2,057	1,516

	June 30,
	2009	2008	2007
Balance Sheet Data:
Total current assets	$39,034	$35,419	$30,941
Total assets	50,904	44,537	38,052

Long-term obligations, net of current	14,796	11,228	9,865
Total liabilities	27,672	22,971	19,326

Total stockholders' equity	23,232	21,566	18,726

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Annual Report on Form 10-K we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy; the Company's ability to successfully integrate and grow acquisitions; the Company's ability to maintain the strength and security of its information technology systems; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company's financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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

We offer a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets and ice-climbing gear), technical backpacks and high-end day packs, travel luggage, lifestyle packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski poles, ski bindings, ski boots, ski skins and avalanche safety equipment.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory (which may be referred to as “Gregory” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes (see Note 2 of our consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business.

Critical Accounting Policies and Use of Estimates

Management’s discussion of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to derivatives, revenue recognition, income taxes, stock-based compensation, and valuation of long-lived assets, goodwill, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

We use operating budgets and cash flow forecasts to estimate future sales and to determine the level and timing of derivative transactions intended to mitigate such sales in accordance with our risk management policies. If the forecasted sales levels are not reached, our derivative instruments may be deemed to be not effective which may result in foreign currency gains and losses being recorded in our statement of operations, which could materially affect our financial position and results of operations.

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

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conductions by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

•	Compensation expense is recorded for all share-based awards granted based on the fair value of the award at the time of the grant and is recognized on a straight-line basis over the requisite service period of the award. We estimate stock-based compensation for stock-options granted using the Black-Scholes option pricing model, which requires various highly subjective assumptions, including volatility and expected option life. Further, we estimate forfeitures for stock-based awards granted, which are not expected to vest. If any of these inputs or assumptions changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

•	Our depreciation policies for property and equipment reflect judgments on their estimated economic lives and residual value, if any. Our amortization policies for intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. We review property and definite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable. We test for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows. We measure recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If the total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, we estimate the fair value of the asset based on the present value of its future cash flows and recognize an impairment charge for the excess of the asset’s carrying value over its fair value.

•	Indefinite−lived intangible assets, consisting of trademarks, and goodwill are not subject to amortization. Rather, we evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. Fair value of an indefinite−lived trademark intangible asset is based on an income approach using the relief−from−royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•	We assess the recoverability of the carrying value of goodwill by making a qualitative assessment of whether it is more likely than not the fair value of the Company is less than its carrying value. If we are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, it is not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2011 Compared to Combined Year Ended December 31, 2010

The following presents a discussion of consolidated operations for the year ended December 31, 2011, compared with the combined year ended December 31, 2010. The combined year ended December 31, 2010 represents the results of the Company for the year ended December 31, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The Predecessor does not include GMP.

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

	TWELVE MONTHS	TWELVE MONTHS	FIVE MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED	ENDED
			Predecessor Company	Combined
	December 31, 2011	December 31, 2010	May 28, 2010	December 31, 2010

Sales
Domestic sales	$62,813	$32,972	$15,751	$48,723
International sales	82,962	42,940	19,192	62,132
Total sales	145,775	75,912	34,943	110,855

Cost of goods sold	89,423	52,180	21,165	73,345
Gross profit	56,352	23,732	13,778	37,510

Operating expenses
Selling, general and administrative	50,493	31,208	12,138	43,346
Restructuring charge	993	2,842	-	2,842
Merger and integration	-	974	-	974
Transaction costs	-	5,075	-	5,075

Total operating expenses	51,486	40,099	12,138	52,237

Operating income (loss)	4,866	(16,367)	1,640	(14,727)

Other (expense) income
Interest expense	(2,921)	(1,723)	(165)	(1,888)
Interest income	32	46	3	49
Other, net	227	(995)	1,803	808

Total other (expense) income, net	(2,662)	(2,672)	1,641	(1,031)

Income (loss) before income tax	2,204	(19,039)	3,281	(15,758)
Income tax (benefit) expense	(2,688)	(70,229)	966	(69,263)
Net income	$4,892	$51,190	$2,315	$53,505

Sales

Consolidated sales increased $34,920, or 31.5%, to $145,775 during the year ended December 31, 2011 compared to combined sales of $110,855 during the year ended December 31, 2010. The increase in sales was primarily attributable to the inclusion of $15,421 in additional sales from GMP during the year ended December 31, 2011, an increase in sales of $16,623 by BDEL which was driven by an increase in the quantity of new and existing products sold during the period and favorable exchange rates that resulted in an increase in international sales of $2,876.

Consolidated domestic sales increased $14,090, or 28.9%, to $62,813 during the year ended December 31, 2011 compared to combined domestic sales of $48,723 during the year ended December 31, 2010. The increase in domestic sales was primarily attributable to the inclusion of $6,312 additional domestic sales from GMP during the year ended December 31, 2011, as well as an increase in domestic sales of $7,778 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection, general mountain, and ski products sold during the period.

Consolidated international sales increased $20,830, or 33.5%, to $82,962 during the year ended December 31, 2011 compared to combined international sales of $62,132 during the year ended December 31, 2010. The increase in international sales was primarily attributable to the inclusion of $9,109 additional international sales from GMP for the year ended December 31, 2011, an increase in international sales of $8,845 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold during the period and favorable exchange rates that resulted in an increase in international sales of $2,876.

Cost of Goods Sold

Consolidated cost of goods sold increased $16,078, or 21.9%, to $89,423 during the year ended December 31, 2011 compared to combined cost of goods sold of $73,345 during the year ended December 31, 2010. The amount recorded during the year ended December 31, 2010 included $4,997 of inventory sold due to the step-up in fair value in purchase accounting; which all inventory acquired, and related step-up in fair value in purchase accounting, was sold in 2010. Excluding the $4,997 impact of the acquisition-related fair value adjustment on inventory sold, combined cost of goods sold for the year ended December 31, 2010 would have been $68,348, which would have resulted in an increase in consolidated cost of goods sold of $21,075, or 30.8%, to $89,423 during the year ended December 31, 2011. The increase in cost of goods sold was attributable to an increase in sales by BDEL and from the inclusion of GMP’s sales in our financial results.

Gross Profit

Consolidated gross profit increased $18,842, or 50.2%, to $56,352 during the year ended December 31, 2011 compared to combined gross profit of $37,510 during the year ended December 31, 2010. Consolidated gross margin was 38.7% during the year ended December 31, 2011 compared to a combined gross margin of 33.8% during the year ended December 31, 2010. Excluding the $4,997 impact of the acquisition-related fair value adjustment on sold inventory, gross margin for the year ended December 31, 2010 would have been 38.3%. The dollar increase in gross profit was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP’s sales in our financial results. The increase in gross margin percentage is primarily driven by not being impacted by any acquisition-related fair value adjustments during the year ended December 31, 2011. The 2011 gross margin is consistent with the 2010 adjusted gross margin of 38.3%.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $7,147, or 16.5%, to $50,493 during the year ended December 31, 2011 compared to combined selling, general and administrative expenses of $43,346 during the year ended December 31, 2010. The increase in selling, general and administrative expenses was primarily attributable to the increase in operations with the inclusion of GMP and the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth of $8,434, an increase in depreciation and amortization of $1,106, off-set by a decrease in non-cash equity compensation expense of $2,393.

Restructuring Charge

Consolidated restructuring expenses decreased $1,849, or 65.1%, to $993 during the year ended December 31, 2011 compared to combined restructuring expenses of $2,842 during the same period in 2010. All of the restructuring expense incurred in 2011 and 2010 were attributable to the acquisitions of BDEL and GMP. During 2011, such restructuring expenses comprised of: (i) $781 related to the relocation of GMP to the Company’s headquarters in Salt Lake City, Utah, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP. During 2010, such restructuring expenses comprised of: (i) a total of $1,295 relating to the release of the Company from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets partially offset by $462 gain from the write-off of a deferred rent liability for the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (iii) $352 related to severance and relocation benefits provided to GMP employees, and (iv) the complete amortization of the $1,061 paid for severance and transition service expenses pursuant to a transition services agreement between the Company and Kanders & Company.

Merger and Integration

Consolidated merger and integration expenses decreased 100.0% to $0 during the year ended December 31, 2011 compared to combined merger and integration expenses of $974 during the same period in 2010, which was attributable to transaction bonuses and consulting fees paid in connection with the acquisition of BDEL and GMP in 2010.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the year ended December 31, 2011 compared to combined transaction expenses of $5,075 during the same period in 2010, which consisted primarily of professional fees and expenses related to due diligence, negotiation and documentation of acquisition, financing and related agreements in connection with the acquisition of BDEL and GMP in 2010.

Interest Expense

Consolidated interest expense increased $1,033, or 54.7%, to $2,921 during the year ended December 31, 2011 compared to combined interest expense of $1,888 during the year ended December 31, 2010. The increase in interest expense was primarily attributable to new debt outstanding related to financing of the acquisitions of BDEL and GMP and higher average balances outstanding on the line of credit during the year ended December 31, 2011 compared to the same period in 2010.

Income Tax Expense

Consolidated income tax benefit decreased $66,575, or 96.1%, to a benefit of $2,688 during the year ended December 31, 2011 compared to combined income tax benefit of $69,263 during the year ended December 31, 2010. The decrease in tax benefit of $66,575 is due primarily to the reversal of $65,000 of the valuation allowance on the Company’s deferred tax asset as well as a recording a benefit for period losses during the year ended December 31, 2010; whereas, the Company reversed $3,000 of the Company’s valuation allowance on the Company’s deferred tax asset and recorded tax expense of $312 for income during the year ended December 31, 2011.

Our effective income tax rate was a benefit of 122.0% for the year ended December 31, 2011 compared to a benefit of 439.5% for the same period in 2010.

Combined Year Ended December 31, 2010 Compared to Combined Year Ended December 31, 2009

The following presents a discussion of operations for the combined year ended December 31, 2010, compared with the combined year ended December 31, 2009. The combined year ended December 31, 2010, represents the combined results of the Company for the year ended December 31, 2010, and the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The combined year ended December 31, 2009, represents the combined results of the Company and the Predecessor for the year ended December 31, 2009. The Predecessor does not include GMP.

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

	TWELVE MONTHS	FIVE MONTHS	TWELVE MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED	ENDED
		Predecessor	Combined		Predecessor Company	Combined
	December 31, 2010	Company May 28, 2010	December 31, 2010	December 31, 2009	December 31, 2009	December 31, 2009

Sales
Domestic sales	$32,972	$15,751	$48,723	$-	$40,492	$40,492
International sales	42,940	19,192	62,132	-	47,653	47,653
Total sales	75,912	34,943	110,855	-	88,145	88,145

Cost of goods sold	52,180	21,165	73,345	-	55,127	55,127
Gross profit	23,732	13,778	37,510	-	33,018	33,018

Operating expenses
Selling, general and administrative	31,208	12,138	43,346	3,939	26,524	30,463
Restructuring charge	2,842	-	2,842	-	-	-
Merger and integration	974	-	974	-	-	-
Transaction costs	5,075	-	5,075	1,613	-	1,613

Total operating expenses	40,099	12,138	52,237	5,552	26,524	32,076

Operating (loss) income	(16,367)	1,640	(14,727)	(5,552)	6,494	942

Other (expense) income
Interest expense	(1,723)	(165)	(1,888)	-	(994)	(994)
Interest income	46	3	49	701	-	701
Other, net	(995)	1,803	808	-	311	311

Total other (expense) income, net	(2,672)	1,641	(1,031)	701	(683)	18

(Loss) income before income tax	(19,039)	3,281	(15,758)	(4,851)	5,811	960
Income tax (benefit) expense	(70,229)	966	(69,263)	(6)	1,868	1,862
Net income (loss)	$51,190	$2,315	$53,505	$(4,845)	$3,943	$(902)

Sales

Combined sales increased $22,710 or 25.8%, to $110,855 during 2010 compared to $88,145 during 2009. The increase in sales was primarily attributable to the inclusion of $13,598 in sales from GMP for the seven months ended December 31, 2010, as well as an increase in sales of approximately $9,112 by BDEL which increase was driven by an increase in the quantity of new and existing products sold during the period.

Combined domestic sales increased $8,231 or 20.3%, to $48,723 during 2010 compared to $40,492 during 2009. The increase in domestic sales was primarily attributable to the inclusion of $4,245 in domestic sales from GMP for the seven months ended December 31, 2010, as well as an increase in domestic sales of $3,986 by BDEL which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold.

Combined international sales increased $14,479 or 30.4%, to $62,132 during 2010 compared to $47,653 during 2009. The increase in international sales was primarily attributable to the inclusion of $9,353 in international sales by GMP for the seven months ended December 31, 2010, as well as an increase in international sales of approximately $5,126 by BDEL which increase was driven by an increase in the quantity of new and existing general mountain and ski products sold.

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

Transaction Costs

Combined transaction expense increased $3,462 or 214.6%, to $5,075 during 2010 compared to $1,613 during 2009. The increase in transaction expense was attributable to the acquisitions of BDEL and GMP. Transaction expense consists primarily of professional fees and expenses related to due diligence, negotiation and documentation of the acquisitions of BDEL and GMP, financing and related matters. The transaction expenses incurred during 2009 related to a transaction that terminated without consummation by the Company.

Interest Expense

Combined interest expense increased $894 or 89.9%, to $1,888 during 2010 compared to $994 during 2009. The increase in interest expense was primarily attributable to new debt outstanding during the seven months ended December 31, 2010 including $13,582 of discounted 5% Subordinated Notes due in 2017 and a $35,000 line of credit related to financing of the acquisitions of BDEL and GMP, of which $14,735 was outstanding as of December 31, 2010, compared to twelve months of line of credit debt outstanding in the year ended December 31, 2009.

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

Liquidity and Capital Resources (In Thousands)

Consolidated Year Ended December 31, 2011 Compared to Combined Year Ended December 31, 2010

The following presents a discussion of cash flows for the consolidated year ended December 31, 2011, compared with the combined year ended December 31, 2010. The combined year ended December 31, 2010 represents the results of the Company for the year ended December 31, 2010, and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The Predecessor does not include GMP. Management believes this combined presentation of the Company and Predecessor cash flows is the most useful comparison between periods.

Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our 2010 revolving credit facility with Zions First National Bank and public offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and existing revolving credit facility. See “Revolving Credit Facility and Amendment” and “Shelf Registration Statements” below for further discussion regarding our liquidity and capital resources. At December 31, 2011, we had total cash and cash equivalents of $2,400 compared with a cash and cash equivalents balance of $2,767 at December 31, 2010 – which was substantially all in the U.S.

	TWELVE MONTHS	TWELVE MONTHS	FIVE MONTHS	TWELVE MONTHS
	ENDED	ENDED	ENDED	ENDED
			Predecessor
			Company	Combined
	December 31, 2011	December 31, 2010	May 28, 2010	December 31, 2010

Net cash (used in) provided by operating activities	$(5,067)	$(13,751)	$7,412	$(6,339)
Net cash used in investing activities	(2,754)	(60,587)	(788)	(61,375)
Net cash provided by (used in) financing activities	7,410	18,503	(6,261)	12,242
Effect of foreign exchange rates on cash	44	239	(60)	179
Change in cash and cash equivalents	(367)	(55,596)	303	(55,293)
Cash and cash equivalents, beginning of period	2,767	58,363	1,317	59,680
Cash and cash equivalents, end of period	$2,400	$2,767	$1,620	$4,387

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $5,067 during the year ended December 31, 2011 compared to combined net cash used in operating activities of $6,339 during the year ended December 31, 2010. The decrease in net cash used in operating activities during 2011 is primarily due to not incurring $5,075 of transaction expenses, $1,927 in cash related restructuring activities, and $974 in merger in integration charges related to the acquisitions of BDEL and GMP. The decrease in cash flows used resulting from not incurring the before mentioned cash outflows in 2011, was partially off-set by timing differences of when accounts receivable were collected, inventory purchased to support experienced sales growth, and accounts payable were paid during the year ended December 31, 2011 compared to 2010.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $7,851 during the year ended December 31, 2011 compared to combined free cash flows used of $9,213 during 2010.

Net Cash From Investing Activities

Consolidated net cash used in investing activities decreased by $58,621 to $2,754 during the year ended December 31, 2011 compared to combined $61,375 during the year ended December 31, 2010. The decrease is largely due to the $82,560 used for the acquisitions of BDEL and GMP, net of cash acquired, off-set by the $24,059 net transfer of marketable securities to cash to fund the mergers in 2010, which activity did not take place in 2011. Additionally, consolidated capital expenditures decreased $90 to $2,784 during the year ended December 31, 2011 compared to combined capital expenditures of $2,874 during the year ended December 31, 2010.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities decreased by $4,832 to $7,410 during the year ended December 31, 2011 compared to combined cash provided by financing activities of $12,242 during the year ended December 31, 2010. The decrease is due to the change in net borrowings on the line of credit of $1,074, which was used to finance working capital needs and a portion of the acquisition price, as well as a decrease in stock subscription proceeds and the exercise of stock options of $3,758.

Net Operating Loss

As of December 31, 2011, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $217,822 ($725 relates to tax windfall, which will not be realized until an income tax payable exists), $1,693 and $261, respectively. The Company believes it’s more likely than not that its U.S. Federal net operating loss (“NOL”), will substantially offset its future U.S. Federal income taxes through the period of the NOL, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. Of the $217,097 of NOLs available to offset taxable income, $215,538 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code.

As of December 31, 2011, the Company’s gross deferred tax asset was $92,251. The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $73,747, excluding deferred tax liabilities. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2011, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

Revolving Credit Facility and Amendment

The Company and certain of its subsidiaries have a loan agreement with Zions First National Bank, a national banking association (“Lender”) (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender has made available a $35,000 unsecured revolving credit facility (the “Loan”). The Loan matures on July 2, 2013. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

On March 2, 2012, the Company, BDEL, GMP, Black Diamond Retail, Inc. and Everest/Sapphire Acquisition, LLC (collectively, the Borrowers”) entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement. The Amendment modified certain financial covenants contained in the Loan Agreement that require the Company and its subsidiaries to maintain a minimum Trailing Twelve Month EBITDA and a positive amount of asset coverage, replaced the minimum tangible net worth covenant with a minimum net worth covenant, and added a fixed charge coverage ratio, all as more fully set forth in the Amendment. The terms of the Loan Agreement, except as described above, remain unchanged.

Shelf Registration Statements

On February 1, 2011, our shelf registration statement filed with the Securities and Exchange Commission was declared effective whereby we may offer, issue and sell from time to time, in one or more offerings and series, together or separately, shares of common stock, shares of preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $250,000. The proceeds of any offering are anticipated to be used in the strategic development and growth of our business, both organically and through acquisitions.

On February 22, 2012, we consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares are subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the over-allotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. We intend to use the net proceeds from the common stock offered for general corporate purposes, including repayment of debt, capital expenditures and potential acquisitions. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Securities and Exchange Commission on February 15, 2012 and a prospectus supplement filed with the Securities and Exchange Commission on February 17, 2012, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171164) declared effective by the Securities Exchange Commission on February 1, 2011 (the “S-3”). After the Offering, we may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of our common stock, shares of our preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $183,156 pursuant to the S-3.

On August 19, 2011, our shelf registration statement filed with the Securities and Exchange Commission was declared effective whereby we may issue an aggregate of 5,750 shares of common stock, which may be issued from time to time by the Company in connection with acquisitions by the Company of assets, businesses or securities.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2011, excluding note discounts of $7,643, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Operating leases	$4,743	$1,349	$1,728	$1,053	$613
Capital leases	147	86	61	-	-
Line of credit	22,356	-	22,356	-	-
5% Senior Subordinated Notes	22,610	-	-	-	22,610
Trademark payable	600	600	-	-	-
Other long-term liabilities	1,139	-	-	-	1,139
	$51,595	$2,035	$24,145	$1,053	$24,362

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $35,000 unsecured revolving credit facility (the “Loan”). We have cash flow exposure on the Loan since the interest is indexed to LIBOR. As of December 31, 2011, the applicable interest rate for the outstanding borrowings under the Loan was 3.33%.

Foreign Currency Risk

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our operating costs are denominated in other currencies. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2011, approximately 37% of our sales were denominated in foreign currencies, the most significant of which were the Euro, British Pound, Norwegian Kroner, Swiss Franc and Canadian Dollar. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACK DIAMOND, INC. AND SUBSIDIARIES

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	40

Independent Auditors’ Report	41

Independent Auditors’ Report	42

Consolidated Balance Sheets - December 31, 2011 and 2010	43

Consolidated Statements of Operations - Years Ended December 31, 2011, 2010 and 2009 and Period From July 1, 2009 to May 28, 2010, and Year Ended June 30, 2009 (Predecessor)	44

Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009 and Period From July 1, 2009 to May 28, 2010, and Year Ended June 30, 2009 (Predecessor)	45

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss ) - Years Ended December 31, 2011, 2010 and 2009 and Period From July 1, 2009 to May 28, 2010, and Year Ended June 30, 2009 (Predecessor)	47

Notes to Consolidated Financial Statements	49

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries, as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Salt Lake City, UT

March 6, 2012

Independent Auditors’ Report

The Board of Directors and Stockholders

Black Diamond Equipment, Ltd.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows of Black Diamond Equipment, Ltd. and subsidiaries for the period from July 1, 2009 to May 28, 2010. These consolidated financial statements are the responsibility of Black Diamond Equipment, Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Black Diamond Equipment, Ltd.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Black Diamond Equipment, Ltd. and subsidiaries’ operations and their cash flows for the period from July 1, 2009 to May 28, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, UT

March 15, 2011

Independent Auditors’ Report

Board of Directors and Stockholders

Black Diamond Equipment, Ltd. And Subsidiaries:

We have audited the accompanying consolidated balance sheet of Black Diamond Equipment, Ltd. and Subsidiaries as of June 30, 2009 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year ended June 30, 2009. These consolidated financial statements are the responsibility of Black Diamond Equipment, Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Black Diamond Equipment, Ltd.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond Equipment, Ltd. and Subsidiaries as of June 30, 2009 and the results of their operations and their cash flows for the year ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ TANNER LC

Salt Lake City, UT

September 15, 2009

BLACK DIAMOND, INC.

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	December 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$2,400	$2,767
Accounts receivable, net	22,718	20,293
Inventories	47,137	34,942
Prepaid and other current assets	2,472	2,527
Income tax receivable	-	376
Deferred income taxes	2,270	1,698
Total Current Assets	76,997	62,603

Property and equipment, net	14,019	14,740
Definite lived intangible assets, net	16,108	17,439
Indefinite lived intangible assets	32,650	32,650
Goodwill	38,226	38,226
Deferred income taxes	48,429	45,957
Other long-term assets	1,298	1,064
TOTAL ASSETS	$227,727	$212,679

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$16,090	$19,208
Income tax payable	254	-
Current portion of long-term debt	673	308
Total Current Liabilities	17,017	19,516

Long-term debt	37,397	29,456
Other long-term liabilities	1,139	785
TOTAL LIABILITIES	55,553	49,757

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 21,839 and 21,814 issued and 21,764 and 21,739 outstanding	2	2
Additional paid in capital	402,716	399,475
Accumulated deficit	(233,286)	(238,178)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	2,744	1,625
TOTAL STOCKHOLDERS' EQUITY	172,174	162,922
TOTAL LIABILITIES AND EQUITY	$227,727	$212,679

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

				Predecessor Company
	Year Ended December 31,			Period from July 1, 2009 to May 28,	Year Ended June 30,
	2011	2010	2009	2010	2009

Sales
Domestic sales	$62,813	$32,972	$-	$39,905	$40,286
International sales	82,962	42,940	-	47,176	43,670
Total sales	145,775	75,912	-	87,081	83,956

Cost of goods sold	89,423	52,180	-	53,161	53,392
Gross profit	56,352	23,732	-	33,920	30,564

Operating expenses
Selling, general and administrative	50,493	31,208	3,939	26,212	25,935
Restructuring charge	993	2,842	-	-	-
Merger and integration	-	974	-	-	-
Transaction costs	-	5,075	1,613	-	-

Total operating expenses	51,486	40,099	5,552	26,212	25,935

Operating income (loss)	4,866	(16,367)	(5,552)	7,708	4,629

Other (expense) income
Interest expense	(2,921)	(1,723)	-	(530)	(1,018)
Interest income	32	46	701	-	-
Other, net	227	(995)	-	1,889	(69)

Total other (expense) income, net	(2,662)	(2,672)	701	1,359	(1,087)

Income (loss) before income tax	2,204	(19,039)	(4,851)	9,067	3,542
Income tax (benefit) expense	(2,688)	(70,229)	(6)	2,825	1,257
Net income (loss)	$4,892	$51,190	$(4,845)	$6,242	$2,285

Earnings (loss) per share:
Basic	$0.22	$2.58	$(0.29)
Diluted	0.22	2.56	(0.29)

Weighted average shares outstanding:
Basic	21,845	19,815	16,867
Diluted	22,046	20,022	16,867

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

				Predecessor Company
	Year Ended December 31,			Period from July 1, 2009 to May 28,	Year Ended June 30,
	2011	2010	2009	2010	2009

Cash Flows From Operating Activities:
Net income (loss)	$4,892	$51,190	$(4,845)	$6,242	$2,285
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,682	2,709	342	2,140	2,042
Accretion of notes payable	993	596	-	38	-
Loss on disposition of assets	213	624	1	4	4
Stock-based compensation	3,091	5,109	490	165	48
Amortization of discount on securities, net	-	-	(466)	-	-
Excess tax benefit from stock-based compensation	-	-	-	1,147	53
Deferred income taxes	(3,272)	(71,055)	-	816	393
Changes in operating assets and liablities, net of acquisitions:
Accounts receivable	(2,317)	(4,338)	-	(2,264)	(1,373)
Inventories	(11,582)	(2,908)	-	5,257	(3,701)
Prepaid and other current assets	1,125	122	(540)	(2,392)	635
Accounts payable and accrued liabilities	(2,892)	4,646	1,330	(1,414)	757
Deferred rent	-	(446)	36	-	-
Net Cash (Used In) Provided By Operating Activities	(5,067)	(13,751)	(3,652)	9,739	1,143

Cash Flows From Investing Activities:
Purchase of marketable securities	-	(22,065)	(48,943)	-	-
Proceeds from maturity and sales of marketable securities	-	46,124	91,623	-	-
Purchase of businesses, net of cash acquired	-	(82,560)	-	-	-
Purchase of intangible assets	-	-	-	(10)	-
Proceeds from disposition of property and equipment	30	-	-	13	11
Purchase of property and equipment	(2,784)	(2,086)	(7)	(1,821)	(3,912)
Net Cash (Used In) Provided By Investing Activities	(2,754)	(60,587)	42,673	(1,818)	(3,901)

Continued…

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

Cash Flows From Financing Activities:
Repayment of long-term debt	(361)	(5,526)	-	(8,445)	(173)
Proceeds from issuance of long-term debt	7,621	20,121	-	-	2,515
Purchase of treasury stock	-	-	-	(689)	(685)
Proceeds from sales of treasury stock and exercise of stock options	150	1,005	-	1,585	600
Proceeds from the sale of stock	-	2,903	-	-	-
Dividends paid	-	-	-	-	(225)
Net Cash Provided By (Used In) Financing Activities	7,410	18,503	-	(7,549)	2,032

Effect of foreign exchange rates on cash	44	239	-	(23)	(292)

Change in Cash and Cash Equivalents	(367)	(55,596)	39,021	349	(1,018)
Cash and Cash Equivalents, beginning of period	2,767	58,363	19,342	1,271	2,289
Cash and Cash Equivalents, end of period	$2,400	$2,767	$58,363	$1,620	$1,271

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(46)	$1,239	$-	$3,013	$1,130
Cash paid for interest	$1,853	$1,034	$-	$555	$1,024
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Note payable issued to acquire intangible asset	$-	$-	$-	$-	$897
Stock issued for acquisitions	$-	$19,465	$-	$-	$-
Notes and deferred compensation issued in acquisition	$-	$13,442	$-	$-	$-

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity	Income (Loss)
Balance, December 31, 2008	17,442	2	370,504	(284,523)	(75)	(2)	403	86,384
Components of comprehensive income:
Net loss	-	-	-	(4,845)	-	-	-	(4,845)	$(4,845)
Unrealized loss on marketable securities, net	-	-	-	-	-	-	(397)	(397)	(397)
Comprehensive loss	-	-	-	-	-	-	-	-	$(5,242)
Stock-based compensation	-	-	490	-	-	-	-	490
Balance, December 31, 2009	17,442	2	370,994	(289,368)	(75)	(2)	6	81,632
Components of comprehensive income:
Net loss	-	-	-	51,190	-	-	-	51,190	$51,190
Unrealized loss on marketable securities, net	-	-	-	-	-	-	(6)	(6)	(6)
Foreign currency translation adjustment, net	-	-	-	-	-	-	1,862	1,862	1,862
Unrealized loss on hedging activities, net	-	-	-	-	-	-	(237)	(237)	(237)
Comprehensive income	-	-	-	-	-	-	-	-	$52,809
Stock issued due to option exercises	181	-	1,004	-	-	-	-	1,004
Stock issued to employees	484	-	2,903	-	-	-	-	2,903
Shares issued in acquisition of GMP	3,707	-	19,465	-	-	-	-	19,465
Stock-based compensation	-	-	5,109	-	-	-	-	5,109
Balance, December 31, 2010	21,814	$2	$399,475	$(238,178)	(75)	$(2)	$1,625	$162,922
Components of comprehensive income:
Net loss	-	-	-	4,892	-	-	-	4,892	$4,892
Foreign currency translation adjustment, net	-	-	-	-	-	-	376	376	376
Unrealized gain on hedging activities, net	-	-	-	-	-	-	743	743	743
Comprehensive income	-	-	-	-	-	-	-	-	$6,011
Stock issued due to option exercises	25	-	150	-	-	-	-	150
Stock-based compensation	-	-	3,091	-	-	-	-	3,091
Balance, December 31, 2011	21,839	$2	$402,716	$(233,286)	(75)	$(2)	$2,744	$172,174

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Predecessor Company
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Retained	Treasury Stock		Comprehensive	Stockholders'	Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Income	Equity	Income
Balance, June 30, 2008	86	1	2,331	20,439	11	(2,318)	1,113	21,566
Components of comprehensive income:
Net income	-	-	-	2,285	-	-	-	2,285	$2,285
Foreign currency translation adjustment, net	-	-	-	-	-	-	(262)	(262)	(262)
Unrealized loss on hedging activities, net	-	-	-	-	-	-	(148)	(148)	(148)
Comprehensive income	-	-	-	-	-	-	-	-	1,875
Purchase of treasury stock	-	-	-	-	2	(685)	-	(685)
Issuance of stock from treasury	-	-	161	-	(1)	117	-	278
Stock issued due to option exercises	-	-	127	-	(1)	208	-	335
Stock-based compensation	-	-	88	-	-	-	-	88
Dividends paid	-	-	-	(225)	-	-	-	(225)

Balance, June 30, 2009	86	1	2,707	22,499	11	(2,678)	703	23,232
Components of comprehensive income:
Net income	-	-	-	6,242	-	-	-	6,242	$6,242
Foreign currency translation adjustment, net	-	-	-	-	-	-	(305)	(305)	(305)
Comprehensive income	-	-	-	-	-	-	-	-	5,937
Purchase of treasury stock	-	-	-	-	2	(689)	-	(689)
Issuance of stock from treasury	-	-	(7)	-	-	15	-	8
Stock issued due to option exercises	-	-	254	-	(7)	1,331	-	1,585
Stock-based compensation	-	-	1,304	-	-	-	-	1,304
Balance, May 28, 2010	86	$1	$4,258	$28,741	6	$(2,021)	$398	$31,377

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

Nature of Business

Black Diamond is a leader in designing, manufacturing and bringing to market innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing and other active outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond® and GregoryTM, through which we target the demanding requirements of core climbers and skiers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. We believe our Black Diamond® and GregoryTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the climbing, mountaineering, skiing and backpacking communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets and ice-climbing gear), technical backpacks and high-end day packs, travel luggage, lifestyle packs, tents, trekking poles, headlamps and lanterns, gloves and mittens, skis, ski poles, ski bindings, ski boots, ski skins and avalanche safety equipment.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes (see Note 2 for a more detailed explanation of the acquisition). The Predecessor does not include Gregory.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Black Diamond and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2011 and 2010, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific reserve for estimated doubtful accounts based on a percentage of sales. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts. Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged. The allowance for doubtful accounts was $326 and $353 at December 31, 2011 and 2010.

There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2011, 2010, and 2009 and for the Predecessor Company during the period from July 1, 2009 to May 28, 2010, and the year ended June 30, 2009.

Inventories

Inventories at December 31, 2011 and 2010 are stated at the lower of cost (using the first-in, first-out method “FIFO”) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. The Company periodically reviews its inventories for excess, close-out, or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or estimated units of production. The principal estimated useful lives are: building improvements, 20 years; machinery and equipment, 3-10 years – except for certain tooling costs, which are based on units of production; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement, or the life of the lease. Equipment under capital leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2011, our actual annual sales returns have averaged less than 2 percent of net sales. The allowance for outstanding sales returns from customers is insignificant to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense was $1,790, $979, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively, and for the Predecessor Company was $1,269 and $1,334, for the period from July 1, 2009 to May 28, 2010, and for the year ended June 30, 2009, respectively.

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

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs were $2,915, $1,783, and $0 for the years ended December 31, 2011, 2010, and 2009, respectively, and for the Predecessor Company were $1,404 and $2,073 for the period from July 1, 2009 to May 28, 2010, and for the year ended June 30, 2009, respectively.

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

During the years ended December 31, 2011 and 2010, Recreational Equipment, Inc. (“REI”) accounted for approximately 15% and 14%, respectively, of the Company’s sales. REI accounted for approximately 12% and 12% of the Predecessor’s sales for the period from July 1, 2009 to May 28, 2010, and for the year ended June 30, 2009, respectively.

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2011.

Segment Information

The Company has determined that during 2011, 2010, and 2009, the Company operated in one principal business segment.

Recent Accounting Pronouncements

On September 15, 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity can support the conclusion that it is not more than likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the two-step impairment test for that reporting unit. Goodwill must be tested for impairment at least annually, and prior to the ASU, a two-step test was required to assess goodwill for impairment. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 (for us this will be our 2012 first quarter), with early adoption permitted. The Company early adopted the provisions of this update, which changed the process in how it performs its annual goodwill impairment test, but did not have any other impact on its financial statements.

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

Year Ended December 31,
2010

Sales	$125,016
Net income	$54,078
Earnings per share - basic	$2.73
Earnings per share - diluted	$2.70

NOTE 3.  INVENTORIES

Inventories, as of December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010

Finished goods	$41,325	$29,192
Work-in-process	888	801
Raw materials and supplies	4,924	4,949
	$47,137	$34,942

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT, NET

Property and equipment, net as of December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010

Land	$2,850	$2,850
Building and improvements	3,498	3,011
Furniture and fixtures	3,301	2,043
Computer hardware and software	3,387	2,726
Machinery and equipment	7,428	6,419
Construction in progress	640	1,431
	$21,104	$18,480
Less accumulated depreciation	(7,085)	(3,740)
	$14,019	$14,740

Depreciation expense was $3,351, $1,933, and $342 for the years ended December 31, 2011, 2010, and 2009, respectively, and for the Predecessor Company was $2,136 and $2,038, for the period from July 1, 2009 to May 28, 2010, and for the year ended June 30, 2009, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Goodwill was $38,226, $38,226, and $0 as of December 31, 2011, 2010, and 2009, respectively. The increase in goodwill from December 31, 2009 to December 31, 2010 was due to the Mergers. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired.

Indefinite Lived Intangible Assets

In connection with the Mergers, the Company acquired certain tradenames and trademarks which provide BDEL and GMP with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks will not be amortized, but reviewed annually for impairment or upon the existence of a triggering event. Tradenames and trademarks were $32,650 as of December 31, 2011 and 2010. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. Intangible assets, net of amortization as of December 31, 2011 and 2010, were as follows:

	December 31, 2011

		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Customer relationships	$16,375	$(1,730)	$14,645	15.1 years
Core technologies	1,505	(261)	1,244	9.3 years
Product technologies	335	(116)	219	4.6 years
	$18,215	$(2,107)	$16,108	14.4 years

	December 31, 2010

		Accumulated		Weighted Average
	Gross	Amortization	Net	Useful Life

Intangibles subject to amortization
Customer relationships	$16,375	$(637)	$15,738	15.1 years
Core technologies	1,505	(96)	1,409	9.3 years
Product technologies	335	(43)	292	4.6 years
	$18,215	$(776)	$17,439	14.4 years

Amortization expense for the years ended December 31, 2011 and 2010, was $1,331 and $776, respectively. There were no intangible assets as of December 31, 2009. Future amortization expense for definite-lived intangible assets as of December 31, 2011 is as follows:

2012	$1,330
2013	1,330
2014	1,312
2015	1,275
2016	1,257
Thereafter	9,604
$16,108

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of December 31, 2011 and 2010, were as follows:

	December 31,
	2011	2010

Revolving credit facility (a)	$22,356	$14,735
5% Senior Subordinated Notes due 2017 (b)	14,980	14,018
Trademark payable (c )	587	706
Capital leases (d)	147	305
	38,070	29,764
Less current portion	(673)	(308)
	$37,397	$29,456

(a)   In connection with the closing of the acquisition of BDEL, the Company and certain of its subsidiaries entered into a loan agreement effective May 28, 2010 with Zions First National Bank (“Lender”) (the “Loan Agreement”).

Pursuant to the terms of the Loan Agreement, the Lender has made available a thirty-five million dollar ($35,000) unsecured revolving credit facility (the “Loan”); at December 31, 2011, the Company has $903 in letters of credit under the Loan. The Loan matures on July 2, 2013. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan bears interest at the 90-day London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement) as follows: (i) 90-day LIBOR Rate plus 3.5% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.5; (ii) 90-day LIBOR Rate plus 2.75% per annum at all times that Senior Net Debt to Trailing Twelve Month EBITDA ratio is less than 2.5. The Loan requires the payment of an unused commitment fee of (i) 0.6% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.5, and (ii) 0.45% per annum at all times that the ratio of Senior Net Debt to Trailing Twelve Month EBITDA is less than 2.5.

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

(b)   In connection with the Gregory Merger, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes. During the years ended December 31, 2011 and 2010, $962 and $575, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of operations.

(c)   In June 2009, the Company entered into a contract to purchase the exclusive rights to the Black Diamond Equipment trademark for clothing. The face amount of the non-interest bearing note was $1,000. The unamortized discount, based upon an imputed interest rate of 5%, was $103 at inception. During the years ended December 31, 2011 and 2010, $31 and $21, respectively, of the discount was accreted and recorded as interest expense in the accompanying statements of operations.

(d)   Various capital leases payable to banks: interest rates ranging from 6.10% to 7.75%; monthly installments ranging from $1 to $5; ending between March 2012 and April 2014; secured by certain equipment.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2011 are as follows:

2012	$600
2013	22,356
2014	-
2015	-
2016	-
Thereafter	22,610
Total future long-term debt payments	45,566
Less amount representing debt discounts	(7,643)
Total carrying amount of long-term debt	37,923
Less current portion	(587)
Long-term debt obligations	$37,336

Property held under capital leases as of December 31, 2011 and 2010, was $371 and $469, respectively, and accumulated amortization was $77 and $37, respectively.

Capital lease future minimum lease payments and the present value of net minimum lease payments for the years subsequent to December 31, 2011, are as follows:

2012	$92
2013	47
2014	16
2015	-
2016	-
Thereafter	-
Total Future minimum lease payments	155
Less amount representing interest	(8)
Present value of net minimum lease payments	147
Less current portion	(86)
Long-term capial lease obligations	$61

NOTE 7.   OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,139 and $785 as of December 31, 2011 and 2010, respectively. The balances as of December 31, 2011 and 2010 relate to a pension liability of the benefit plan for the Company’s European employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy, whereby; any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,139 and $785 under other long-term assets for the underfunded amount as of December 31, 2011 and 2010, respectively.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative Contracts Not Designated as Hedged Instruments

There were no derivative contracts not designated as hedged instruments as of December 31, 2011 and 2010.

Derivative Contracts Designated as Hedged Instruments

The Company held the following contracts designated as hedged instruments as of December 31, 2011 and 2010.

	December 31, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	3,633	September-12
Foreign exchange contracts - British Pounds	1,632	February-13
Foreign exchange contracts - Euros	14,937	February-13
Foreign exchange contracts - Swiss Francs	24,225	February-13
Foreign exchange contracts - Canadian Dollars	9,141	March-13

	December 31, 2010
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	465	January-11
Foreign exchange contracts - British Pounds	415	May-11
Foreign exchange contracts - Canadian Dollars	3,965	June-11
Foreign exchange contracts - Euros	10,072	December-11
Foreign exchange contracts - Swiss Francs	15,835	February-12

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $(346) and $(43) were reclassified to sales during the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2010, the Company reported an accumulated unrealized loss on hedging activities; net of $(237) in accumulated other comprehensive income. During the year ended December 31, 2011, the Company reported an adjustment to accumulated other comprehensive income of $743, as a result of the change in fair value of these contracts, resulting in an accumulated unrealized gain on hedging activities, net of $506 reported as of December 31, 2011 in accumulated other comprehensive income.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2011 and 2010:

	Classification	December 31, 2011	December 31, 2010

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$842	$1,346

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$156	$1,387

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$842	$-	$842
	$-	$842	$-	$842

Liabilities
Forward exchange contracts	$-	$156	$-	$156
	$-	$156	$-	$156

	December 31, 2010
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,346	$-	$1,346
	$-	$1,346	$-	$1,346

Liabilities
Forward exchange contracts	$-	$1,387	$-	$1,387
	$-	$1,387	$-	$1,387

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

The following table is a reconciliation of basic and diluted shares outstanding used in the calculation of earnings (loss) per share:

	Year Ended December 31,
	2011	2010	2009

Weighted average shares outstanding - basic	21,845	19,815	16,867
Effect of dilutive stock options	201	58	-
Effect of dilutive unvested restricted stock	-	149	-
Weighted average shares outstanding - diluted	22,046	20,022	16,867

Earnings (loss) per share:
Basic	$0.22	$2.58	$(0.29)
Diluted	0.22	2.56	(0.29)

For the year ended December 31, 2011, diluted earnings per share excludes the anti-dilutive effect of options to purchase 800 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2011 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

For the year ended December 31, 2010, diluted earnings per share excludes the anti-dilutive effect of options to purchase 1,322 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2010 and 500 shares of unvested restricted stock as their required performance or market conditions were not met.

For the year ended December 31, 2009, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.

NOTE 11. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner. As of December 31, 2011, the number of shares authorized and reserved for issuance under the 2005 Plan is 4,874, subject to an automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock.

During the year ended December 31, 2011, the Company issued 233 stock options, under the Company’s 2005 Plan, to directors and employees of the Company. Of the 233 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant, 38 will vest in three installments as follows: 15 shares shall vest on December 31, 2012 and the remaining shares shall vest equally on December 31, 2013 and December 31, 2014. The remaining 155 options granted will vest in three installments as follows: 62 shares shall vest on December 31, 2013 and the remaining shares shall vest equally on December 31, 2014 and December 31, 2015.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted:
	2011	2010		2009
Number of Options	233	100	540	64	60
Option Vesting Period	1 - 5 Years	Immediate	1 - 4.5 Years	Immediate	1 Year
Grant Price	$6.22 - $8.86	$6.85	$6.25 - $6.85	$4.06	$4.00
Dividend Yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected Volatility (a)	55.80% - 59.60%	54.60% - 71.70%	53.00% - 55.10%	33.83%	31.51%
Risk-free Interest Rate	1.41% - 2.92%	0.34% - 2.10%	1.58% - 2.75%	0.97%	2.86%
Expected Life (Years)	5.31 - 6.95	1.29 - 5.00	5.31 - 6.45	1.50	5.31
Weighted Average Fair Value	$3.65 - $5.04	$2.18 - $3.33	$3.26 - $3.83	$0.69	$1.36
Aggregate Fair Value	$987	$287	$2,028	$44	$82

(a) Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2011, 2010, and 2009 was $987, $2,315, and $126, respectively, which is being amortized over the vesting period of the options.

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

Restricted Stock Granted:
	2011	2010
Number issued	250	500
Vesting Period	$14.00 Stock Price target	$10.00 - $12.00 Stock Price target
Grant Price	$7.34	$6.85
Dividend Yield	0.00%	0.00%
Expected Volatility (a)	58.00%	56.60%
Risk-free Interest Rate	2.64%	2.88%
Expected Life (Years)	1.90	1.12 - 1.62
Weighted Average Fair Value	$6.27	$5.83 - $6.13
Aggregate Fair Value	$1,567	$2,990

(a) Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the restricted stock awards granted during the years ended December 31, 2011 and 2010 was $1,567 and $2,990, respectively, which is being amortized over the expected life of the award.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company and the Predecessor was as follows:

	Year Ended December 31,
	2011	2010	2009

Restricted stock	$2,462	$2,292	$268
Restricted stock units	-	683	-
Stock options	629	1,989	222
Stock subscription expense	-	145	-
Total	$3,091	$5,109	$490

	Predecessor Company
	Period from July 1,	Year Ended June 30,
	2009 to May 28, 2010	2009

Deferred compensation	$1,172	$72
Stock options	132	16
Total	$1,304	$88

A summary of changes in outstanding options during the year ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Restricted Stock	Restricted Stock Units
Outstanding at December 31, 2010	2,428	$7.07	500	92

Granted	233	7.56	250	-
Exercised	(25)	6.01	-	-
Expired	-		-	-
Forfeited	(48)	6.85	-	-
Outstanding at December 31, 2011	2,588	$7.13	750	92

Options exercisable at December 31, 2011	1,933	$7.17

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2011:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$4.00 - $7.47	1,510	953	6.2	$5.62
$7.48 - $10.00	1,078	980	5.0	$8.67
	2,588	1,933	5.9	$7.17

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of December 31, 2011, there were 655 unvested stock options and unrecognized compensation cost of $1,898 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of $739 related to unvested restricted stock awards.

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

Total rent expense of the Company for the years ended December 31, 2011, 2010, and 2009 was $1,538, $1,367, and $400, respectively. Total rent expense of the Predecessor Company for the period from July 1, 2009 to May 28, 2010, and the year ended June 30, 2009 was $689 and $543, respectively.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2011 are as follows:

2012	$1,349
2013	1,045
2014	683
2015	533
2016	520
Thereafter	613
$4,743

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

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. As of December 31, 2011, the Company had no uncertain tax positions that quality for either recognition or disclosure in the financial statements. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of 2008-2010.

The Company’s foreign operations that are considered to be permanently reinvested have an effective tax rate of 24%.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. No amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended December 31, 2011, 2010, and 2009, respectively, and for the Predecessor Company for the period from July 1, 2009 to May 28, 2010, and for the year ended June 30, 2009.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Consolidated income (losses) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2011	2010	2009

U.S. operations	$1,755	$(21,430)	$(4,851)
Foreign operations	449	2,391	-
Income (loss) before income tax	$2,204	$(19,039)	$(4,851)

	Predecessor Company
	Period from July 1, 2009 to May 28, 2010	Year Ended June 30, 2009

U.S. operations	$7,530	$4,314
Foreign operations	1,537	(772)
Income before income tax	$9,067	$3,542

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2011	2010	2009

Current:
Federal	$206	$-	$-
State and local	41	-	-
Foreign	321	-	-
	568	-	-
Deferred:
Federal	98	(4,344)	(900)
State and local	(132)	(885)	(299)
Foreign	(222)	-	-
	(256)	(5,229)	(1,199)
Increase (decrease) in valuation allowance for deferred income taxes	(3,000)	(65,000)	1,193
	(3,256)	(70,229)	(6)

Income tax benefit	$(2,688)	$(70,229)	$(6)

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Predecessor Company
	Period from July 1, 2009 to May 28,	Year Ended June 30,
	2010	2009

Current:
Federal	$1,621	$758
State and local	227	106
Foreign	161	-
	2,009	864
Deferred:
Federal	716	345
State and local	100	48
Foreign	-	-
	816	393

Income tax expense	$2,825	$1,257

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2011	2010	2009

Computed "expected" income tax expense (benefit)	34.0%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	(2.4)	-	-
State income taxes, net of federal income taxes	3.5	(3.3)	(4.9)
NOL adjustments	-	-	13.4
Transactions costs	-	8.4	-
Other	(21.0)	1.4	1.0
Increase (decrease) in valuation allowance	(136.1)	(341.4)	24.5
Income tax expense (benefit)	(122.0)%	(368.9)%	-%

The Predecessor’s effective tax rates varied from federal statutory rates primarily due to nondeductible items and statutory exclusions, such as a portion of the Predecessor’s meals and entertainment expenses, state income taxes, foreign income not subject to federal tax, federal and state research and development credits, and deductions related to domestic production activities.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31,
	2011	2010

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$82,016	$84,542
Non-cash compensation	2,888	1,972
Accrued liabilities	2,092	1,640
Reserves and other	2,763	2,370
Intangibles	2,492	2,882
	92,251	93,406
Valuation allowance	(18,504)	(21,504)
Net deferred tax assets	73,747	71,902
Deferred tax liabilities:
Depreciation	(1,621)	(1,948)
Discount on notes	(2,846)	(3,161)
Intangibles	(18,012)	(18,683)
Other	(569)	(455)
	(23,048)	(24,247)

Total	$50,699	$47,655

The net change in the valuation allowance for deferred income tax assets was $3,000, $67,364 ($65,000 of this change was benefited through the Company’s income tax expense; whereas, the remaining change of $2,364 was off-set by the write-off of expiring NOL’s during 2010), and $(1,348), during the years ended December 31, 2011, 2010, and 2009, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2011, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

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

The Company’s conclusion, based upon applicable accounting guidelines, that the deferred tax assets noted above is more than likely than not to be realized reflects, among other things, its ability to generate taxable income and its projections of future taxable income and include future years that the Company estimates it would have available net operating loss carryforwards. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company realizes unforeseen material losses in the future, or its ability to generate future taxable income necessary to realize a portion of the deferred tax assets is materially reduced, additions to the valuation allowance which reduce the deferred tax assets could be recorded. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, additions to the valuation allowance which would reduce the deferred tax assets could also be recorded.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2011, 2010, and 2009 is as follows:

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions (a)	Balance at End of Period

2009	$87,520	$1,193	$155	$88,868
2010	88,868	(67,364)	-	21,504
2011	$21,504	$(3,000)	$-	$18,504

(a) Deduction related to valuation allowance for deferred income tax assets represents increase/(decrease) in valuation allowance recorded to stockholders' equity.

As of December 31, 2011, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $217,822 ($725 relates to tax windfall, which will not be realized until an income tax payable exists), $1,693 and $261, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

Of the $217,097 of net operating losses available to offset taxable income, $215,538 does not expire until 2020 or later, subject to compliance with Section 382 of the Code as indicated by the following schedule:

Net Operating Carryforward Expiration Dates
December 31, 2011

Expiration Dates December 31,	Net Operating Loss Amount
2012	$1,559
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	4,405
Total	217,822
Tax Windfall	(725)
After Limitations	$217,097

*Subject to compliance with Section 382 of the Code

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 14. RELATED PARTY TRANSACTIONS

In the opinion of management, the rates, terms and considerations of the transactions with the related parties below are at least as favorable as those we could have obtained in arms length negotiations or otherwise are at prevailing market prices and terms.

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit. As of December 31, 2011, the stand-by letter of credit of $850 was reduced to $292.

As of December 31, 2011, the Company had no amounts outstanding owed to Kanders & Company. As of December 31, 2010, the Company had a payable of $147 owed to Kanders & Company. The amount due to Kanders & Company was included in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 15. SUBSEQUENT EVENTS

Public Offering

On February 22, 2012, Black Diamond consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares are subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the over-allotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400.  We intend to use the net proceeds from the common stock offered for general corporate purposes, including repayment of debt, capital expenditures and potential acquisitions. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Commission on February 15, 2012 and a prospectus supplement filed with the SEC on February 17, 2012, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171164) declared effective by the SEC on February 1, 2011.

Amendment of Revolving Credit Facility

On March 2, 2012, the Company, BDEL, GMP, Black Diamond Retail, Inc. and Everest/Sapphire Acquisition, LLC (collectively, the Borrowers”) entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement, effective as of May 28, 2010 (the “Loan Agreement”), by and among Zions First National Bank (the “Lender”) and the Borrowers. The Amendment modified certain financial covenants contained in the Loan Agreement that require the Company and its subsidiaries to maintain a minimum trailing twelve month EBITDA and a positive amount of asset coverage, replaced the minimum tangible net worth covenant with a minimum net worth covenant, and added a fixed charge coverage ratio, all as more fully set forth in the Amendment. The terms of the Loan Agreement, except as described above, remain unchanged.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2011 and 2010. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$39,058	$28,338	$42,040	$36,339
Gross profit	15,071	11,035	15,997	14,249
Operating (loss) income	1,968	(896)	2,954	840
Net income (loss) (a)	1,168	(811)	1,007	3,528

Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$(0.04)	$0.05	$0.16
Diluted earnings (loss) per share	0.05	(0.04)	0.05	0.16

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$-	$7,744	$33,946	$34,222
Gross profit	-	1,808	9,535	12,389
Operating (loss) income	(2,377)	(10,933)	(2,402)	(655)
Net (loss) income (a)	(2,355)	57,293	(3,294)	(454)

(Loss) earnings per share:
Basic earnings (loss) per share	$(0.14)	$3.08	$(0.15)	$(0.02)
Diluted earnings (loss) per share	(0.14)	3.03	(0.15)	(0.02)

(a)	During the fourth quarter of the year ended December 31, 2011 and the second quarter of the year ended December 31, 2010, net income (loss) included a change of $3,000 and $65,000, respectively, in the valuation allowance for deferred income tax assets that was benefited through the Company’s income tax expense.

The following table sets forth selected quarterly data for the period from July 1, 2009 to May 28, 2010 of the Predecessor. The operating results are not indicative of results for any future period.

	Period from July 1, 2009 to May 28, 2010 - Predecessor Company (Note 1)
	First Quarter	Second Quarter	Third Quarter	Two Months Ended May 28, 2010
	(in thousands)

Net sales	$25,555	$26,583	$23,657	$11,286
Gross profit	9,958	10,184	9,120	4,658
Operating (loss) income	3,419	2,649	1,805	(165)
Net income	2,761	1,166	1,400	915

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2011 are effective. There have been no other changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). The Company's internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2011. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Black Diamond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Black Diamond, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Diamond, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 06, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, UT

March 6, 2012

ITEM 9B. OTHER INFORMATION

Amendment of Revolving Credit Facility

On March 2, 2012, the Company, BDEL, GMP, Black Diamond Retail, Inc. and Everest/Sapphire Acquisition, LLC (collectively, the Borrowers”) entered into Amendment No. 1 (the “Amendment”) to the Loan Agreement, effective as of May 28, 2010 (the “Loan Agreement”), by and among Zions First National Bank (the “Lender”) and the Borrowers.

The Amendment modified certain financial covenants contained in the Loan Agreement that require the Company and its subsidiaries to maintain a minimum trailing twelve month EBITDA and a positive amount of asset coverage, replaced the minimum tangible net worth covenant with a minimum net worth covenant, and added a fixed charge coverage ratio, all as more fully set forth in the Amendment.

The terms of the Loan Agreement, except as described above, remain unchanged. A copy of the Amendment is attached as Exhibit 10.35 to this Annual Report on Form 10-K and is incorporated herein by reference as though fully set forth herein. The foregoing summary description of the Amendment is not intended to be complete and is qualified in its entirety by the complete text of the Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.blackdiamond-inc.com, our Internet website, at the tab "Corporate Governance” under the section called “Investor Relations.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our Proxy Statement used in connection with our 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions, and Director Independence" in our Proxy Statement used in connection with our 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2012 Annual Meeting of Stockholders, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a)(1) The Financial Statements. The Financial Statements of Black Diamond, Inc. are included in Item 8 above.

(a)(2) Financial Statement Schedules. No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

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

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

Exhibit Number	Exhibit

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement, dated as of May 28, 2010, between the Company and Warren B. Kanders (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.3	Employment Agreement, dated as of May 28, 2010, between the Company and Robert R. Schiller (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.4	Employment Agreement between the Company and Peter Metcalf, dated as of May 7, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).*

10.5	Amendment No. 1 to Employment Agreement, dated May 28, 2010, by and between the Company and Peter Metcalf (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.6	Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.8	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference).*

10.9	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).*

10.10	Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2005 and incorporated herein by reference).*

10.11	Amendment to the Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2006 and incorporated herein by reference).*

10.12	Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (filed as Exhibit 4.6 of the Company’s Registration Statement Form S-8, filed with the Commission on August 19, 2005 and incorporated herein by reference).*

10.13	Restricted Stock Agreement, dated as of April 11, 2003, between the Company and Warren B. Kanders (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2003 and incorporated herein by reference.*

10.14	Restricted Stock Award Agreement, dated May 28, 2010, by and between the Company and Warren B. Kanders (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

Exhibit Number	Exhibit

10.17	Transition Agreement, dated as of May 28, 2010, between the Company and Kanders & Company, Inc. (filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.18	Amendment No. 1 to Transition Agreement, dated September 1, 2010, by and between the Company and Kanders & Company, Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).

10.19	Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC as Co-Borrowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.20	Promissory Note Revolving Line of Credit dated as of May 28, 2010 by and among Zions First National Bank and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.21	Assumption Agreement, dated as of May 28, 2010, by and between Gregory Mountain Products, LLC, as Additional Borrower and Zions First National Bank, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.22	First Substitute Promissory Note Revolving Line of Credit, dated May 28, 2010, by and among Zions First National Bank, as Lender, and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC as Borrowers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.23	Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Kanders GMP Holdings, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.24	Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Schiller Gregory Investment Company, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.25	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.26	Form of Lockup Agreement (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.27	Form of Restrictive Covenant Agreement (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.28	Escrow Agreement, dated as of May 28, 2010, by and among Everest/Sapphire Acquisition, LLC, as Purchaser, Ed McCall, as Stockholders’ Representative, Black Diamond Equipment, Ltd. and U.S. Bank National Association, as Escrow Agent (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.29	Registration Rights Agreement, dated as of May 28, 2010, among Clarus Corporation, and each of the Investors on the signature page thereto (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

Exhibit Number	Exhibit

10.30	Registration Rights Agreement, dated as of May 28, 2010, by and among Clarus Corporation, and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the Investors (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.31	Company Stockholders’ Support Agreement, dated as of May 8, 2010, by and among each of Peter Metcalf, Philip Duff and Robert Peay, and Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

10.32	Company Stockholders’ Support Agreement, dated as of May 8, 2010, by and among Christian Jaeggi, Mark Ritchie, Chris Grover, Scott Carlson, Ed McCall and Scott Bowers, Paul Bancroft, Maria Cranor, Michael Metcalf, and Phillip Boone, Jr.; and Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

10.33	Stockholders Support Agreement, dated as of May 8, 2010, by and among Lost Arrow Ltd., Naoe Sakashita and Everest/Sapphire Acquisition LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

10.34	Underwriting Agreement, dated as of February 16, 2011, among Black Diamond, Inc. and the several underwriters party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012 and incorporated herein by reference).

10.35	Amendment No. 1 dated as of March 2, 2012 to the Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Black Diamond, Inc., formerly known as Clarus Corporation, and Everest/Sapphire Acquisition, LLC as Co-Borrowers. **

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm.**

23.2	Independent Auditor’s Consent.**

23.3	Independent Auditor’s Consent.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 6, 2012
By:/s/ Robert Peay
Robert Peay,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Peter Metcalf	Chief Executive Officer, President and Director (Principal Executive
Peter Metcalf	Officer)

/s/ Robert Peay	Chief Financial Officer (Principal Financial Officer and Principal
Robert Peay	Accounting Officer)

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Philip N. Duff	Director
Phillip N. Duff

EXHIBIT INDEX

Exhibit Number	Exhibit

10.35	Amendment No. 1 dated as of March 2, 2012 to the Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Black Diamond, Inc., formerly known as Clarus Corporation, and Everest/Sapphire Acquisition, LLC as Co-Borrowers.

21.1	Subsidiaries of Black Diamond, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Independent Auditor’s Consent.

23.3	Independent Auditor’s Consent.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

