Form 10-Q
period 2012-03-31
Black Diamond, Inc.
filed 2012-05-08
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

As of May 2, 2012, there were 30,685,984 shares of common stock, par value $0.0001, outstanding.

1

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$41,644	$2,400
Accounts receivable, less allowance for doubtful
accounts of $420 and $326, respectively	29,815	22,718
Inventories	45,472	47,137
Prepaid and other current assets	1,197	2,472
Deferred income taxes	2,270	2,270
Total Current Assets	120,398	76,997

Property and equipment, net	14,882	14,019
Definite lived intangible assets, net	15,776	16,108
Indefinite lived intangible assets	32,650	32,650
Goodwill	38,226	38,226
Deferred income taxes	47,115	48,429
Other long-term assets	1,321	1,298
TOTAL ASSETS	$270,368	$227,727

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$15,402	$16,090
Income tax payable	74	254
Current portion of long-term debt	661	673
Total Current Liabilities	16,137	17,017

Long-term debt	15,270	37,397
Other long-term liabilities	1,186	1,139
TOTAL LIABILITIES	32,593	55,553

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
30,756 and 21,839 issued and 30,681 and 21,764 outstanding	3	2
Additional paid in capital	465,784	402,716
Accumulated deficit	(230,696)	(233,286)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	2,686	2,744
TOTAL STOCKHOLDERS' EQUITY	237,775	172,174
TOTAL LIABILITIES AND EQUITY	$270,368	$227,727

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011

Sales
Domestic sales	$18,815	$15,830
International sales	27,604	23,228
Total sales	46,419	39,058

Cost of goods sold	27,803	23,987
Gross profit	18,616	15,071

Operating expenses
Selling, general and administrative	13,775	12,329
Restructuring charge	-	774
Transaction costs	112	-

Total operating expenses	13,887	13,103

Operating income	4,729	1,968

Other (expense) income
Interest expense	(742)	(728)
Interest income	12	10
Other, net	290	418

Total other expense, net	(440)	(300)

Income before income tax	4,289	1,668
Income tax expense	1,699	500
Net income	2,590	1,168

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	480	372
Unrealized loss on hedging activities, net of taxes	(538)	(153)
Other comprehensive (loss) income	(58)	219
Comprehensive income	$2,532	$1,387

Earnings per share:
Basic	$0.10	$0.05
Diluted	0.10	0.05

Weighted average shares oustanding:
Basic	25,677	21,831
Diluted	25,984	21,951

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011
Cash Flows From Operating Activities:
Net income	$2,590	$1,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	771	607
Amortization of intangible assets	332	332
Accretion of notes payable	246	267
Loss on disposition of assets	1	238
Stock-based compensation	404	899
Deferred income taxes	1,046	(187)
Changes in operating assets and liablities:
Accounts receivable	(7,114)	(4,160)
Inventories	2,116	2,455
Prepaid and other current assets	1,155	1,031
Accounts payable and accrued liabilities	(1,028)	(2,237)
Net Cash Provided By Operating Activities	519	413

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,606)	(1,464)
Net Cash Used In Investing Activities	(1,606)	(1,464)

Cash Flows From Financing Activities:
(Repayment of) proceeds from long-term debt, revolving lines of credit and capital leases	(22,385)	3,499
Proceeds from exercise of stock options	30	-
Proceeds from the sale of common stock, net	62,634	-
Net Cash Provided By Financing Activities	40,279	3,499

Effect of foreign exchange rates on cash	52	17

Change in Cash and Cash Equivalents	39,244	2,465
Cash and Cash Equivalents, beginning of period	2,400	2,767
Cash and Cash Equivalents, end of period	$41,644	$5,232

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$286	$96
Cash paid for interest	$495	$450

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three months ended March 31, 2012 and 2011, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2012 are not necessarily indicative of the results to be obtained for the year ending December 31, 2012. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011 (for us this was our 2012 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2012, but did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

On June 16, 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. ASU No. 2011-05 amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (for us was our 2012 first quarter), with early adoption permitted. The Company adopted the provisions of this update during the three months ended March 31, 2012, which changed the order in which certain financial statements are presented and provides additional detail on those financial statements as applicable, but did not have any other impact on our financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 2. PUBLIC OFFERING

On February 22, 2012, Black Diamond consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares are subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the overallotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. We intend to use the net proceeds from the common stock offered for general corporate purposes, including repayment of debt, capital expenditures and potential acquisitions. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Commission on February 15, 2012 and a prospectus supplement filed with the SEC on February 17, 2012, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171164) declared effective by the SEC on February 1, 2011.

NOTE 3. INVENTORIES

Inventories, as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011

Finished goods	$39,129	$41,325
Work-in-process	1,058	888
Raw materials and supplies	5,285	4,924
	$45,472	$47,137

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011

Land	$2,850	$2,850
Building and improvements	3,678	3,498
Furniture and fixtures	3,488	3,301
Computer hardware and software	3,850	3,387
Machinery and equipment	7,660	7,428
Construction in progress	1,265	640
	22,791	21,104
Less accumulated depreciation	(7,909)	(7,085)
	$14,882	$14,019

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in goodwill during the three months ended March 31, 2012.

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (“Gregory” or “GMP”) with the exclusive and perpetual rights to manufacture and sell their respective products. There were no changes in tradenames and trademarks during the three months ended March 31, 2012.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. Intangible assets, net of amortization, as of March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012	December 31, 2011

Customer relationships	$16,375	$16,375
Core technologies	1,505	1,505
Product technologies	335	335
	18,215	18,215
Less accumulated amortization	(2,439)	(2,107)
	$15,776	$16,108

Future amortization expense for definite-lived intangible assets is as follows as of March 31, 2012:

Remainder 2012	$998
2013	1,330
2014	1,312
2015	1,275
2016	1,257
Thereafter	9,604
$15,776

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of March 31, 2012 and December 31, 2011, was as follows:

	March 31, 2012	December 31, 2011

Revolving credit facility	$-	$22,356
5% Senior Subordinated Notes due 2017	15,220	14,980
Trademark payable	593	587
Capital leases	118	147
	15,931	38,070
Less current portion	(661)	(673)
	$15,270	$37,397

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing twelve month earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a positive amount of asset coverage, a minimum net worth, and a fixed charge coverage ratio. At March 31, 2012, the Company was in compliance with all associated covenants. Under the revolving credit facility, the Company had $1,750 and $903 in letters of credit as of March 31, 2012 and December 31, 2011, respectively.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,186 and $1,139 as of March 31, 2012 and December 31, 2011, respectively. These other long-term liabilities relate to a pension liability of the benefit plan for the Company’s European employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,186 and $1,139 as other long-term assets for the underfunded amount as of March 31, 2012 and December 31, 2011, respectively.

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

At March 31, 2012, the Company’s derivative contracts had a remaining maturity of one year or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $63 at March 31, 2012. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	2,420	September-12
Foreign exchange contracts - British Pounds	1,319	February-13
Foreign exchange contracts - Euros	12,240	February-13
Foreign exchange contracts - Swiss Francs	17,061	February-13
Foreign exchange contracts - Canadian Dollars	8,592	March-13

	December 31, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	3,633	September-12
Foreign exchange contracts - British Pounds	1,632	February-13
Foreign exchange contracts - Euros	14,937	February-13
Foreign exchange contracts - Swiss Francs	24,225	February-13
Foreign exchange contracts - Canadian Dollars	9,141	March-13

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $1 and $(210) were reclassified to sales during the three months ended March 31, 2012 and 2011, respectively.

As of December 31, 2011, the Company reported an accumulated derivative instrument gain of $506. During the three months ended March 31, 2012, the Company reported an adjustment to accumulated other comprehensive income of $(538), as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument loss of $(32) reported as of March 31, 2012.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2012 and December 31, 2011:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Classification	March 31, 2012	December 31, 2011
Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$180	$842
Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$243	$156

NOTE 9. FAIR VALUE OF MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$180	$-	$180
	$-	$180	$-	$180
Liabilities
Forward exchange contracts	$-	$243	$-	$243
	$-	$243	$-	$243

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$842	$-	$842
	$-	$842	$-	$842
Liabilities
Forward exchange contracts	$-	$156	$-	$156
	$-	$156	$-	$156

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 10. EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing earnings by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of outstanding stock options and unvested restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their effect is anti-dilutive.

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011
Weighted average shares outstanding - basic	25,677	21,831
Effect of dilutive stock options	307	120
Weighted average shares outstanding - diluted	25,984	21,951
Earnings per share:
Basic	$0.10	$0.05
Diluted	0.10	0.05

For the three months ended March 31, 2012, diluted earnings per share excludes the anti-dilutive effect of options to purchase 430 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three months ended March 31, 2012 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

For the three months ended March 31, 2011, diluted earnings per share excludes the anti-dilutive effect of options to purchase 963 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three months ended March 31, 2011 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

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

During the three months ended March 31, 2012, the Company issued 98 stock options, under the Company’s 2005 Plan, to employees of the Company, which options granted will vest in three installments as follows: 39 shares shall vest on December 31, 2014 and the remaining shares shall vest equally on December 31, 2015 and December 31, 2016.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted During Three Months Ended March 31, 2012

Number of Options	98
Option Vesting Period	5 Years
Grant Price	$7.64 - $8.37
Dividend Yield	0.00%
Expected Volatility (a)	57.9% - 59.1%
Risk-free Interest Rate	1.31% - 1.44%
Expected Life (Years)	6.83 - 6.95
Weighted Average Fair Value	$4.40 - $4.87

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the three months ended March 31, 2012 was $441, which will be amortized over the vesting period of the options.

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company during the three months ended March 31, 2012 and 2011, respectively, was as follows:

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011
Restricted stock	$203	$766
Stock options	201	133
Total	$404	$899

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of March 31, 2012, there were 743 unvested stock options and unrecognized compensation cost of $2,138 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of $536 related to unvested restricted stock awards.

NOTE 12. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

Total rent expense of the Company for the three months ended March 31, 2012 and 2011 was $414 and $438, respectively.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 13. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have an effective tax rate of 25%.

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

Of the $217,097 of net operating losses available to offset taxable income, $215,538 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) as indicated by the following schedule:

Net Operating Loss Carryforward Expiration Dates

December 31, 2011

Expiration Dates December 31,	Net Operating Loss Amount
2012	$1,559
2020	29,533
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	4,405
Total	217,822
Section 382 Limitation	(725)
After Limitations	$217,097

NOTE 14. RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit. As of March 31, 2012, the stand-by letter of credit of $850 was reduced to $292.

As of March 31, 2012 and December 31, 2011, the Company had no amounts outstanding to Kanders & Company.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired Gregory pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory (the “Gregory Stockholders”). Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. In the acquisition of Gregory, the Company acquired all of the outstanding common stock of Gregory for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of Gregory as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Merger Consideration Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Merger Consideration Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash. The acquisition of Gregory was approved by a special committee comprised of independent directors of the Company’s Board of Directors and the merger consideration payable to the Gregory Stockholders was confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Ladenburg Thalmann & Co., Inc.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Deborah Schiller 2005 Revocable Trust and the Robert R. Schiller Cornerstone Trust. During the three months ended March 31, 2012, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to Schiller Gregory Investment Company, LLC, the Deborah Schiller 2005 Revocable Trust and the Robert R. Schiller Cornerstone Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

Public Offering

On February 22, 2012, certain of the Company’s officers, directors and employees, including Messrs. Kanders, Schiller, Mr. Peter R. Metcalf, Mr. Nicholas Sokolow and Mr. Philip N. Duff, purchased an aggregate of 1,333 shares of common stock sold by the Company in the Offering of 8,913 shares of common stock at a price of $7.50 per share.  The last reported sale price of the Company’s common stock on February 15, 2012 prior to pricing of the Offering was $8.01 per share.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended March 31, 2012 Compared to Consolidated Three Months Ended March 31, 2011

The following presents a discussion of consolidated operations for the three months ended March 31, 2012, compared with the consolidated three months ended March 31, 2011.

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011

Sales
Domestic sales	$18,815	$15,830
International sales	27,604	23,228
Total sales	46,419	39,058

Cost of goods sold	27,803	23,987
Gross profit	18,616	15,071

Operating expenses
Selling, general and administrative	13,775	12,329
Restructuring charge	-	774
Transaction costs	112	-

Total operating expenses	13,887	13,103

Operating income	4,729	1,968

Other (expense) income
Interest expense	(742)	(728)
Interest income	12	10
Other, net	290	418

Total other expense, net	(440)	(300)

Income before income tax	4,289	1,668
Income tax expense	1,699	500
Net income	$2,590	$1,168

Sales

Consolidated sales increased $7,361, or 18.8%, to $46,419 during the three months ended March 31, 2012 compared to consolidated sales of $39,058 during the three months ended March 31, 2011. The increase in sales was attributable to an increase in the quantity and average sales price per unit of new and existing general mountain products sold during the period. There was no meaningful impact on sales due to the movement of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $2,985, or 18.9%, to $18,815 during the three months ended March 31, 2012 compared to consolidated domestic sales of $15,830 during the three months ended March 31, 2011. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing general mountain products sold during the period.

Consolidated international sales increased $4,376, or 18.8%, to $27,604 during the three months ended March 31, 2012 compared to consolidated international sales of $23,228 during the three months ended March 31, 2011. The increase in international sales was primarily attributable to an increase in the average sales price per unit of new and existing general mountain products sold during the period. There was no meaningful impact on sales due to the movement of foreign currencies against the U.S. dollar.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $3,816, or 15.9%, to $27,803 during the three months ended March 31, 2012 compared to consolidated cost of goods sold of $23,987 during the three months ended March 31, 2011. The increase in cost of goods sold was attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $3,545, or 23.5%, to $18,616 during the three months ended March 31, 2012 compared to consolidated gross profit of $15,071 during the three months ended March 31, 2011. Consolidated gross margin was 40.1% during the three months ended March 31, 2012 compared to a consolidated gross margin of 38.6% during the three months ended March 31, 2011. The increase in gross margin percentage was primarily driven by the mix of product sold and distribution channel in which it was sold and in part to better operating leverage in the business during 2012 compared to 2011.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $1,446, or 11.7%, to $13,775 during the three months ended March 31, 2012 compared to consolidated selling, general and administrative expenses of $12,329 during the three months ended March 31, 2011. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth.

Restructuring Charge

Consolidated restructuring expenses decreased 100% to $0 during the three months ended March 31, 2012 compared to consolidated restructuring expense of $774 during the same period in 2011. The restructuring expenses incurred during the three months ended March 31, 2011 comprised of: (i) $562 related to the relocation of Gregory Mountain Products, Inc. (“GMP”) to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP.

Transaction Costs

Consolidated transaction expense increased 100.0% to $112 during the three months ended March 31, 2012 compared to consolidated transaction expense of $0 during the same period in 2011, which consisted primarily of professional fees related to analyzing and evaluating potential acquisition candidates.

Interest Expense

Consolidated interest expense increased $14, or 1.9%, to $742 during the three months ended March 31, 2012 compared to consolidated interest expense of $728 during the three months ended March 31, 2011. The increase in interest expense was primarily attributable to higher average balances outstanding on the Company’s line of credit during the three months ended March 31, 2012 compared to the same period in 2011. On February 22, 2012, the Company closed a public offering for 8,913 shares of its common stock, realizing net proceeds of $63,400 before expenses. On February 22, 2012, the Company reduced its outstanding balance on its revolving credit facility with Zions First National Bank to $0, leaving $35,000 of available capacity less outstanding letters of credit.

Income Taxes

Consolidated income tax expense increased $1,199, or 239.8%, to $1,699 during the three months ended March 31, 2012 compared to a consolidated income tax expense of $500 during the same period in 2011. The increase in tax expense due to the increase in pre-tax income and effective income tax rate recorded during the three months ended March 31, 2011.

Our effective income tax rate was 39.6% for the three months ended March 31, 2012 compared to 30.0% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no discrete events recorded in the Company’s effective income tax rate calculation for the three months ended March 31, 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Liquidity and Capital Resources

Consolidated Three Months Ended March 31, 2012 Compared to Consolidated Three Months Ended March 31, 2011

The following presents a discussion of cash flows for the consolidated three months ended March 31, 2012, compared with the consolidated three months ended March 31, 2011. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and existing revolving credit facility. At March 31, 2012, we had total cash and cash equivalents of $41,644 compared with a cash and cash equivalents balance of $2,400 at December 31, 2011 – which was substantially all in the U.S.

	THREE MONTHS ENDED
	March 31, 2012	March 31, 2011

Net cash provided by operating activities	$519	$413
Net cash used in investing activities	(1,606)	(1,464)
Net cash provided by financing activities	40,279	3,499
Effect of foreign exchange rates on cash	52	17
Change in cash and cash equivalents	39,244	2,465
Cash and cash equivalents, beginning of period	2,400	2,767
Cash and cash equivalents, end of period	$41,644	$5,232

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $519 during the three months ended March 31, 2012 compared to consolidated net cash provided by operating activities of $413 during the three months ended March 31, 2011. The increase in net cash provided operating activities during 2012 is primarily due to increased profitability, which was partially off-set by timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the three months ended March 31, 2012 compared to the same period in 2011.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $(1,087) during the three months ended March 31, 2012 compared to free cash flows used of $(1,051) during the same period in 2011.

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $142 to $1,606 during the three months ended March 31, 2012 compared to consolidated $1,464 during the three months ended March 31, 2011. The increase is due to the increase in consolidated capital expenditures. The increase in capital expenditures is due to certain machinery and equipment and computer hardware and software capital expenditures that were incurred during the three months ended March 31, 2012 that were not incurred during the same period in 2011.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities increased by $36,780 to $40,279 during the three months ended March 31, 2012 compared to consolidated cash provided by financing activities of $3,499 during the three months ended March 31, 2011. The increase is due to the proceeds from the sale of stock and proceeds from exercise of stock options $62,634 and $30, respectively, which was partially off-set by net payments on the line of credit of $(22,385) compared to net borrowings on the line of credit of $3,499 during the same period in 2011. On February 22, 2012, the Company closed a public offering for 8,913 shares of its common stock, realizing net proceeds of $63,400 before expenses. On February 22, 2012, the Company reduced its outstanding balance on its revolving credit facility with Zions First National Bank to $0, leaving $35,000 of available capacity less outstanding letters of credit.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Net Operating Loss

As of December 31, 2011, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $217,822 ($725 relates to tax windfall, which will not be realized until an income tax payable exists), $1,693 and $261, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL. Of the $217,097 of net operating losses available to offset taxable income, $215,538 does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Shelf Registration Statements

On February 1, 2011, our shelf registration statement on Form S-3 (File No. 333-171164) (the “Form S-3”) filed with the Securities and Exchange Commission was declared effective whereby we may offer, issue and sell from time to time, in one or more offerings and series, together or separately, shares of common stock, shares of preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $250,000. The proceeds of any offering are anticipated to be used in the strategic development and growth of our business, both organically and through acquisitions.

On February 22, 2012, we consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares are subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the over-allotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. We intend to use the net proceeds from the common stock offered for general corporate purposes, including repayment of debt, capital expenditures and potential acquisitions. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Securities and Exchange Commission on February 15, 2012 and a prospectus supplement filed with the Securities and Exchange Commission on February 17, 2012, in connection with a takedown from the Company’s Form S-3 declared effective by the Securities Exchange Commission on February 1, 2011. After the Offering, we may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of our common stock, shares of our preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $183,156 pursuant to the Form S-3.

On August 19, 2011, our shelf registration statement on Form S-4 (File No. 333-175695) filed with the Securities and Exchange Commission was declared effective whereby we may issue an aggregate of 5,750 shares of common stock, which may be issued from time to time by the Company in connection with acquisitions by the Company of assets, businesses or securities.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2012 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BLACK DIAMOND, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

BLACK DIAMOND, INC.

Date: May 8, 2012

/s/ Peter Metcalf

----------------------------------------------

Peter Metcalf

President and Chief Executive Officer

(Principal Executive Officer)

/s/ Robert Peay

----------------------------------------------

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

