Form 10-Q
period 2012-06-30
Black Diamond, Inc.
filed 2012-08-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

As of August 1, 2012, there were 31,333,450 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$43,423	$2,400
Accounts receivable, less allowance for doubtful accounts of $472 and $326, respectively	19,676	22,718
Inventories	53,039	47,137
Prepaid and other current assets	2,301	2,472
Income tax receivable	324	-
Deferred income taxes	2,270	2,270
Total Current Assets	121,033	76,997

Property and equipment, net	15,182	14,019
Definite lived intangible assets, net	15,443	16,108
Indefinite lived intangible assets	32,650	32,650
Goodwill	38,226	38,226
Deferred income taxes	47,707	48,429
Other long-term assets	1,228	1,298
TOTAL ASSETS	$271,469	$227,727

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$16,284	$16,090
Income tax payable	-	254
Current portion of long-term debt	54	673
Total Current Liabilities	16,338	17,017

Long-term debt	17,659	37,397
Other long-term liabilities	1,115	1,139
TOTAL LIABILITIES	35,112	55,553

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 30,946 and 21,839 issued and 30,871 and 21,764 outstanding	3	2
Additional paid in capital	466,512	402,716
Accumulated deficit	(232,604)	(233,286)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	2,448	2,744
TOTAL STOCKHOLDERS' EQUITY	236,357	172,174
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$271,469	$227,727

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	THREE MONTHS ENDED
	June 30, 2012	June 30, 2011

Sales
Domestic sales	$15,626	$12,972
International sales	16,289	15,366
Total sales	31,915	28,338

Cost of goods sold	19,449	17,303
Gross profit	12,466	11,035

Operating expenses
Selling, general and administrative	13,319	11,931
Transaction costs	1,138	-

Total operating expenses	14,457	11,931

Operating loss	(1,991)	(896)

Other (expense) income
Interest expense	(604)	(709)
Interest income	22	16
Other, net	(195)	429

Total other expense, net	(777)	(264)

Loss before income tax	(2,768)	(1,160)
Income tax benefit	(860)	(349)
Net loss	(1,908)	(811)

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	(617)	805
Unrealized income (loss) on hedging activities, net of taxes	379	(282)
Other comprehensive (loss) income	(238)	523
Comprehensive loss	$(2,146)	$(288)

Loss per share:
Basic	$(0.06)	$(0.04)
Diluted	(0.06)	(0.04)

Weighted average shares outstanding:
Basic	30,814	21,838
Diluted	30,814	21,838

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

Sales
Domestic sales	$34,441	$28,802
International sales	43,893	38,594
Total sales	78,334	67,396

Cost of goods sold	47,252	41,290
Gross profit	31,082	26,106

Operating expenses
Selling, general and administrative	27,094	24,260
Restructuring charge	-	774
Transaction costs	1,250	-

Total operating expenses	28,344	25,034

Operating income	2,738	1,072

Other (expense) income
Interest expense	(1,346)	(1,437)
Interest income	34	26
Other, net	95	847

Total other expense, net	(1,217)	(564)

Income before income tax	1,521	508
Income tax expense	839	151
Net income	682	357

Other comprehensive (loss) income:
Foreign currency translation adjustment, net of taxes	(137)	1,177
Unrealized loss on hedging activities, net of taxes	(159)	(435)
Other comprehensive (loss) income	(296)	742
Comprehensive income	$386	$1,099

Earnings per share:
Basic	$0.02	$0.02
Diluted	0.02	0.02

Weighted average shares outstanding:
Basic	28,246	21,835
Diluted	28,581	22,000

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	SIX MONTHS ENDED
	June 30, 2012	June 30, 2011
Cash Flows From Operating Activities:
Net income	$682	$357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation on property and equipment	1,528	1,331
Amortization of intangible assets	665	665
Accretion of notes payable	500	524
Loss on disposition of assets	49	208
Stock-based compensation	788	1,862
Deferred income taxes	764	276
Changes in operating assets and liabilities:
Accounts receivable	3,100	2,534
Inventories	(6,196)	(7,794)
Prepaid and other current assets	97	(428)
Accounts payable and accrued liabilities	(308)	473
Net Cash Provided By Operating Activities	1,669	8

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	-	30
Purchase of property and equipment	(2,755)	(2,125)
Net Cash Used In Investing Activities	(2,755)	(2,095)

Cash Flows From Financing Activities:
(Repayment of) proceeds from long-term debt, revolving lines of credit and capital leases	(20,857)	673
Proceeds from exercise of stock options	447	120
Proceeds from the sale of common stock, net	62,562	-
Net Cash Provided By Financing Activities	42,152	793

Effect of foreign exchange rates on cash	(43)	182

Change in Cash and Cash Equivalents	41,023	(1,112)
Cash and Cash Equivalents, beginning of period	2,400	2,767
Cash and Cash Equivalents, end of period	$43,423	$1,655

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$639	$(50)
Cash paid for interest	$840	$891

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2012 are not necessarily indicative of the results to be obtained for the year ending December 31, 2012. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

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

Nature of Business

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling and other outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond®, GregoryTM and POCTM through which we target the demanding requirements of core climbers, skiers and cyclers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond®, GregoryTM and POCTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the outdoor and action sport communities rely on and embrace in their active lifestyle.

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

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 2. PUBLIC OFFERING

On February 22, 2012, Black Diamond consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares were subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the overallotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Commission on February 15, 2012 and a prospectus supplement filed with the SEC on February 17, 2012, in connection with a takedown from the Company’s shelf registration statement on Form S-3 (File No. 333-171164) declared effective by the SEC on February 1, 2011.

NOTE 3. INVENTORIES

Inventories, as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011

Finished goods	$45,702	$41,325
Work-in-process	1,313	888
Raw materials and supplies	6,024	4,924
	$53,039	$47,137

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011

Land	$2,850	$2,850
Building and improvements	3,843	3,498
Furniture and fixtures	3,544	3,301
Computer hardware and software	3,909	3,387
Machinery and equipment	7,844	7,428
Construction in progress	1,710	640
	23,700	21,104
Less accumulated depreciation	(8,518)	(7,085)
	$15,182	$14,019

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in goodwill during the three and six months ended June 30, 2012.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (“Gregory” or “GMP”) with the exclusive and perpetual rights to manufacture and sell their respective products. There were no changes in tradenames and trademarks during the three and six months ended June 30, 2012.

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. Intangible assets, net of amortization as of June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012	December 31, 2011

Customer relationships	$16,375	$16,375
Core technologies	1,505	1,505
Product technologies	335	335
	18,215	18,215
Less accumulated amortization	(2,772)	(2,107)
	$15,443	$16,108

Future amortization expense for definite-lived intangible assets is as follows as of June 30, 2012:

Remainder 2012	$665
2013	1,330
2014	1,312
2015	1,275
2016	1,257
Thereafter	9,604
$15,443

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2012 and December 31, 2011, was as follows:

	June 30, 2012	December 31, 2011

Revolving credit facility	$2,153	$22,356
5% Senior Subordinated Notes due 2017	15,468	14,980
Trademark payable	-	587
Capital leases	92	147
	17,713	38,070
Less current portion	(54)	(673)
	$17,659	$37,397

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing twelve month earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a positive amount of asset coverage, a minimum net worth, and a fixed charge coverage ratio. At June 30, 2012, the Company was in compliance with all associated covenants. Under the revolving credit facility, the Company had $324 and $903 in letters of credit as of June 30, 2012 and December 31, 2011, respectively.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,115 and $1,139 as of June 30, 2012 and December 31, 2011, respectively. These other long-term liabilities relate to a pension liability of the benefit plan for the Company’s Swiss employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,115 and $1,139 as other long-term assets for the underfunded amount as of June 30, 2012 and December 31, 2011, respectively.

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

At June 30, 2012, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized gain of all contracts with that counterparty, was less than $644 at June 30, 2012. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	322	September-12
Foreign exchange contracts - British Pounds	940	February-13
Foreign exchange contracts - Canadian Dollars	6,828	March-13
Foreign exchange contracts - Euros	12,878	August-13
Foreign exchange contracts - Swiss Francs	16,892	August-13

	December 31, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	3,633	September-12
Foreign exchange contracts - British Pounds	1,632	February-13
Foreign exchange contracts - Euros	14,937	February-13
Foreign exchange contracts - Swiss Francs	24,225	February-13
Foreign exchange contracts - Canadian Dollars	9,141	March-13

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $120 and $(65) were reclassified to sales during the three months ended June 30, 2012 and 2011, respectively, and $121 and $(275) were reclassified to sales during the six months ended June 30, 2012 and 2011, respectively.

As of December 31, 2011, the Company reported an accumulated derivative instrument gain of $506. During the six months ended June 30, 2012, the Company reported an adjustment to accumulated other comprehensive income of $(159), as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument gain of $347 reported as of June 30, 2012.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2012 and December 31, 2011:

	Classification	June 30, 2012	December 31, 2011
Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$672	$842
Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$28	$156

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$672	$-	$672
	$-	$672	$-	$672
Liabilities
Forward exchange contracts	$-	$28	$-	$28
	$-	$28	$-	$28

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$842	$-	$842
	$-	$842	$-	$842
Liabilities
Forward exchange contracts	$-	$156	$-	$156
	$-	$156	$-	$156

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Weighted average shares outstanding - basic	30,814	21,838	28,246	21,835
Effect of dilutive stock awards	-	-	335	165
Weighted average shares outstanding - diluted	30,814	21,838	28,581	22,000

Earnings per share:
Basic	$(0.06)	$(0.04)	$0.02	$0.02
Diluted	(0.06)	(0.04)	0.02	0.02

For the three months ended June 30, 2012, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. For the six months ended June 30, 2012, diluted earnings per share excludes the anti-dilutive effect of options to purchase 420 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the six months ended June 30, 2012 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

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

During the six months ended June 30, 2012, the Company issued 148 stock options, under the Company’s 2005 Plan, to employees of the Company. Of the 148 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant. The remaining 108 options granted will vest in three installments as follows: 43 shares shall vest on December 31, 2014 and the remaining shares shall vest equally on December 31, 2015 and December 31, 2016.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During Six Months Ended June 30, 2012

Number of options	148
Option vesting period	1-5 Years
Grant price	$7.64 - $9.89
Dividend yield	0.00%
Expected volatility (a)	56.4% - 59.2%
Risk-free interest rate	.71% - 1.44%
Expected life (years)	5.31 - 6.95
Weighted average fair value	$4.40 - $5.34

(a) Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the six months ended June 30, 2012 was $690, which will be amortized over the vesting period of the options.

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company during the three and six months ended June 30, 2012 and 2011, respectively, was as follows:

	THREE MONTHS ENDED
	June 30, 2012	June 30, 2011

Restricted stock	$206	$771
Stock options	178	192
Total	$384	$963

	SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

Restricted stock	$409	$1,537
Stock options	379	325
Total	$788	$1,862

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of June 30, 2012, there were 753 unvested stock options and unrecognized compensation cost of $2,089 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of $330 related to unvested restricted stock awards.

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

Total rent expense of the Company for the three months ended June 30, 2012 and 2011 was $413 and $361, respectively, and for the six months ended June 30, 2012 and 2011 was $827 and $799, respectively.

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

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit. As of June 30, 2012, the stand-by letter of credit of $850 was reduced to $225.

As of June 30, 2012 and December 31, 2011, the Company had no amounts outstanding to Kanders & Company.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and six months ended June 30, 2012, $183 and $364 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $189, respectively, in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

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

5% Unsecured Subordinated Notes due May 28, 2017

On May 29, 2012, four former employees of Gregory exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $288 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $149 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 15. SUBSEQUENT EVENT

Acquisition POC Sweden AB

On July 2, 2012, the Company acquired all of the issued and outstanding shares of capital stock POC Sweden AB (“POC”), a Stockholm-based developer and manufacturer of protective gear for action sports athletes pursuant to the terms of the Share Transfer Agreement (the “Agreement”) dated as of June 7, 2012, and as amended on July 2, 2012 (the “Amendment,” and together with the Agreement, the “POC Agreement”), by and among the Company, Ember Scandinavia AB, a Swedish corporation and a wholly owned subsidiary of the Company, and the shareholders of POC (the “Sellers”). Under the terms of the POC Agreement, the Company acquired POC for a total consideration valued at 311,300 Swedish kronor (SEK) or approximately $44,900 through the delivery to the Sellers of approximately $40,600 in cash and approximately 460 shares of Black Diamond common stock, par value $0.0001 (the “Black Diamond Shares”). The Black Diamond Shares issued to the Sellers were valued based on the average closing price of such shares on NASDAQ-GS for the ten consecutive trading days ending five trading days prior to the execution of the Agreement.  The Black Diamond Shares issued at closing are subject to a lock-up agreement restricting sales for two years and are pledged to the Company as security for indemnification claims under the POC Agreement. The Company has committed an additional estimated $12,500 payable in a series of significant, long-term, performance-based incentives payable to management, structured as compensation, with multiple measurement and payment dates over a six and a half year period.

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

Overview

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling and other outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond®, GregoryTM and POCTM through which we target the demanding requirements of core climbers, skiers and cyclers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond®, GregoryTM and POCTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the outdoor and action sport communities rely on and embrace in their active lifestyle.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended June 30, 2012 Compared to Consolidated Three Months Ended June 30, 2011

The following presents a discussion of consolidated operations for the three months ended June 30, 2012, compared with the consolidated three months ended June 30, 2011.

	THREE MONTHS ENDED
	June 30, 2012	June 30, 2011

Sales
Domestic sales	$15,626	$12,972
International sales	16,289	15,366
Total sales	31,915	28,338

Cost of goods sold	19,449	17,303
Gross profit	12,466	11,035

Operating expenses
Selling, general and administrative	13,319	11,931
Transaction costs	1,138	-

Total operating expenses	14,457	11,931

Operating loss	(1,991)	(896)

Other (expense) income
Interest expense	(604)	(709)
Interest income	22	16
Other, net	(195)	429

Total other expense, net	(777)	(264)

Loss before income tax	(2,768)	(1,160)
Income tax benefit	(860)	(349)
Net loss	$(1,908)	$(811)

Sales

Consolidated sales increased $3,577, or 12.6%, to $31,915 during the three months ended June 30, 2012 compared to consolidated sales of $28,338 during the three months ended June 30, 2011. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period of $4,721. This increase was partially off-set by a decrease in sales of $1,144 due to the weakening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $2,654, or 20.5%, to $15,626 during the three months ended June 30, 2012 compared to consolidated domestic sales of $12,972 during the three months ended June 30, 2011. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated international sales increased $923, or 6.0%, to $16,289 during the three months ended June 30, 2012 compared to consolidated international sales of $15,366 during the three months ended June 30, 2011. The increase in international sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period of $2,067. This increase was partially off-set by a decrease in sales of $1,144 due to the weakening of foreign currencies against the U.S. dollar.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $2,146, or 12.4%, to $19,449 during the three months ended June 30, 2012 compared to consolidated cost of goods sold of $17,303 during the three months ended June 30, 2011. The increase in cost of goods sold was attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $1,431, or 13.0%, to $12,466 during the three months ended June 30, 2012 compared to consolidated gross profit of $11,035 during the three months ended June 30, 2011. Consolidated gross margin was 39.1% during the three months ended June 30, 2012 compared to a consolidated gross margin of 38.9% during the three months ended June 30, 2011, which gross margins were consistent with one another.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $1,388, or 11.6%, to $13,319 during the three months ended June 30, 2012 compared to consolidated selling, general and administrative expenses of $11,931 during the three months ended June 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth.

Transaction Costs

Consolidated transaction expense increased to $1,138 during the three months ended June 30, 2012 compared to consolidated transaction expense of $0 during the same period in 2011, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC on July 2, 2012.

Interest Expense

Consolidated interest expense decreased $105, or 14.8%, to $604 during the three months ended June 30, 2012 compared to consolidated interest expense of $709 during the three months ended June 30, 2011. The decrease in interest expense was primarily attributable to lower average balances outstanding on the Company’s line of credit during the three months ended June 30, 2012 compared to the same period in 2011.

Income Taxes

Consolidated income tax benefit increased $511, or 146.4%, to $860 during the three months ended June 30, 2012 compared to a consolidated income tax benefit of $349 during the same period in 2011. The increase in tax benefit is due to the increase in pre-tax loss and effective income tax rate recorded during the three months ended June 30, 2011.

Our effective income tax rate was 31.1% for the three months ended June 30, 2012 compared to 30.1% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Consolidated Six Months Ended June 30, 2012 Compared to Consolidated Six Months Ended June 30, 2011

The following presents a discussion of consolidated operations for the six months ended June 30, 2012, compared with the consolidated six months ended June 30, 2011.

	SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

Sales
Domestic sales	$34,441	$28,802
International sales	43,893	38,594
Total sales	78,334	67,396

Cost of goods sold	47,252	41,290
Gross profit	31,082	26,106

Operating expenses
Selling, general and administrative	27,094	24,260
Restructuring charge	-	774
Transaction costs	1,250	-

Total operating expenses	28,344	25,034

Operating income	2,738	1,072

Other (expense) income
Interest expense	(1,346)	(1,437)
Interest income	34	26
Other, net	95	847

Total other expense, net	(1,217)	(564)

Income before income tax	1,521	508
Income tax expense	839	151
Net income	$682	$357

Sales

Consolidated sales increased $10,938, or 16.2%, to $78,334 during the six months ended June 30, 2012 compared to consolidated sales of $67,396 during the six months ended June 30, 2011. The increase in sales was attributable to an increase in the quantity and average sales price per unit of new and existing climb and mountain products sold during the period of $12,252. This increase was partially off-set by a decrease in sales of $1,314 due to the weakening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $5,639, or 19.6%, to $34,441 during the six months ended June 30, 2012 compared to consolidated domestic sales of $28,802 during the six months ended June 30, 2011. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated international sales increased $5,299, or 13.7%, to $43,893 during the six months ended June 30, 2012 compared to consolidated international sales of $38,594 during the six months ended June 30, 2011. The increase in international sales was primarily attributable to an increase in the quantity and average sales price per unit of new and existing climb and mountain products sold during the period of $6,613. This increase was partially off-set by a decrease in sales of $1,314 due to the weakening of foreign currencies against the U.S. dollar.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $5,962, or 14.4%, to $47,252 during the six months ended June 30, 2012 compared to consolidated cost of goods sold of $41,290 during the six months ended June 30, 2011. The increase in cost of goods sold was attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $4,976, or 19.1%, to $31,082 during the six months ended June 30, 2012 compared to consolidated gross profit of $26,106 during the six months ended June 30, 2011. Consolidated gross margin was 39.7% during the six months ended June 30, 2012 compared to a consolidated gross margin of 38.7% during the six months ended June 30, 2011. The increase in gross margin percentage is primarily driven by the mix of product sold and distribution channel in which it was sold during 2012 compared to 2011.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $2,834, or 11.7%, to $27,094 during the six months ended June 30, 2012 compared to consolidated selling, general and administrative expenses of $24,260 during the six months ended June 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth.

Restructuring Charge

Consolidated restructuring expenses decreased 100.0% to $0 during the six months ended June 30, 2012 compared to consolidated restructuring expense of $774 during the same period in 2011. The restructuring expenses incurred during the six months ended June 30, 2011 comprised of: (i) $562 related to the relocation of Gregory Mountain Products, Inc. (“GMP”) to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part integrating GMP.

Transaction Costs

Consolidated transaction expense increased to $1,250 during the six months ended June 30, 2012 compared to consolidated transaction expense of $0 during the same period in 2011, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC on July 2, 2012.

Interest Expense

Consolidated interest expense decreased $91, or 6.3%, to $1,346 during the six months ended June 30, 2012 compared to consolidated interest expense of $1,437 during the six months ended June 30, 2011. The decrease in interest expense was primarily attributable to lower average balances outstanding on the Company’s line of credit during the six months ended June 30, 2012 compared to the same period in 2011. On February 22, 2012, the Company closed a public offering for 8,913 shares of its common stock, realizing net proceeds of $63,400 before expenses. On February 22, 2012, the Company reduced its outstanding balance on its revolving credit facility with Zions First National Bank to $0.

Income Taxes

Consolidated income tax expense increased $688, or 455.6%, to $839 during the six months ended June 30, 2012 compared to a consolidated income tax expense of $151 during the same period in 2011. The increase in tax expense is due to the increase in pre-tax income and the change in the effective income tax rate compared to the six months ended June 30, 2011.

Our effective income tax rate was 55.2% for the six months ended June 30, 2012 compared to 29.7% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the six months ended June 30, 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Liquidity and Capital Resources

Consolidated Six Months Ended June 30, 2012 Compared to Consolidated Six Months Ended June 30, 2011

The following presents a discussion of cash flows for the consolidated six months ended June 30, 2012, compared with the consolidated six months ended June 30, 2011. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facility. At June 30, 2012, we had total cash and cash equivalents of $43,423 compared with a cash and cash equivalents balance of $2,400 at December 31, 2011 – which was substantially all controlled by the Company’s U.S. entities.

	SIX MONTHS ENDED
	June 30, 2012	June 30, 2011

Net cash provided by operating activities	$1,669	$8
Net cash used in investing activities	(2,755)	(2,095)
Net cash provided by financing activities	42,152	793
Effect of foreign exchange rates on cash	(43)	182
Change in cash and cash equivalents	41,023	(1,112)
Cash and cash equivalents, beginning of period	2,400	2,767
Cash and cash equivalents, end of period	$43,423	$1,655

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $1,669 during the six months ended June 30, 2012 compared to consolidated net cash provided by operating activities of $8 during the six months ended June 30, 2011. The increase in net cash provided operating activities during 2012 is primarily due to timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the six months ended June 30, 2012 compared to the same period in 2011. Excluding $1,250 of transaction costs primarily related to the acquisition of POC, net cash provided by operating activities would have been $2,919.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $1,086 during the six months ended June 30, 2012 compared to free cash flows used of $2,117 during the same period in 2011.

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $660 to $2,755 during the six months ended June 30, 2012 compared to $2,095 during the six months ended June 30, 2011. The increase is due to the increase in consolidated capital expenditures. The increase in capital expenditures is due to certain machinery and equipment and computer hardware and software capital expenditures that were incurred during the six months ended June 30, 2012 that were not incurred during the same period in 2011.

On July 2, 2012, the Company acquired all of the issued and outstanding shares of capital stock of POC. The Company acquired POC for a total consideration valued at 311,300 Swedish kronor (SEK) or approximately $44,900 through the delivery to the Sellers of approximately $40,600 in cash and approximately 460 shares of Black Diamond common stock, par value $0.0001.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities increased by $41,359 to $42,152 during the six months ended June 30, 2012 compared to consolidated cash provided by financing activities of $793 during the six months ended June 30, 2011. The increase is due to the proceeds from the sale of stock and proceeds from the exercise of stock options $62,562 and $447, respectively, which was partially off-set by net payments on the Company’s debt (line of credit, capital leases, and other long-term debt) of $20,857 compared to proceeds from the exercise of stock options of $120 and net proceeds from borrowings of $673 during the same period in 2011. On February 22, 2012, the Company closed a public offering for 8,913 shares of its common stock, realizing net proceeds of $63,400 before expenses. On February 22, 2012, the Company reduced its outstanding balance on its revolving credit facility with Zions First National Bank to $0.

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

Revolving Credit Facility

The Company and certain of its subsidiaries have a loan agreement with Zions First National Bank, a national banking association (“Lender”) (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender has made available a $35,000 unsecured revolving credit facility (the “Loan”). The Loan matures on July 2, 2013. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement). As of June 30, 2012, there was $2,153 outstanding, and $32,847 available capacity, less outstanding letters of credit of $324.

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

On February 22, 2012, we consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares were subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the over-allotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Securities and Exchange Commission on February 15, 2012 and a prospectus supplement filed with the Securities and Exchange Commission on February 17, 2012, in connection with a takedown from the Company’s Form S-3 declared effective by the Securities Exchange Commission on February 1, 2011. After the Offering, we may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of our common stock, shares of our preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $183,156 pursuant to the Form S-3.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2012 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On August 3, 2012, the Board of Directors of the Company appointed Mr. Mark Ritchie as the Company’s Chief Operating Officer. Mr. Ritchie, who is 53 years of age, had been the Vice President of Operations, from 2004 to 2012, Director Planning Purchasing and Logistics, from 1995 to 2004, and Production Planner from 1994 to 1995, of Black Diamond Equipment, Ltd. Mr. Ritchie previously served as Chief Financial Officer of Sierra South from 1985 to 1992.  Mr. Ritchie graduated with a Bachelor of Science in Economics from California State University, Los Angeles in 1983 and received an M.B.A. from Pepperdine University, The George L. Graziadio School of Business and Management in 1994. Mr. Ritchie has no family relationships with any other director or officer of the Company.  Mr. Ritchie’s employment with the Company is at-will and the Company pays Mr. Ritchie a salary of $225,000 per year.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Share Transfer Agreement, dated as of June 7, 2012, by and among Black Diamond, Inc., Ember Scandinavia AB, and the shareholders of POC Sweden AB (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 13, 2012 and incorporated herein by reference).

10.2	Amendment, dated July 2, 2012, to Share Transfer Agreement, dated as of June 7, 2012, by and among Black Diamond, Inc., Ember Scandinavia AB, and the shareholders of POC Sweden AB (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on July 6, 2012 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BLACK DIAMOND, INC.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLACK DIAMOND, INC.

Date: August 7, 2012	/s/ Peter Metcalf
Name: Peter Metcalf
Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert Peay
Name: Robert Peay,
Title: Chief Financial Officer
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

