Form 10-Q
period 2012-09-30
Black Diamond, Inc.
filed 2012-11-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

As of November 1, 2012, there were 31,354,450 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$14,287	$2,400
Accounts receivable, less allowance for doubtful accounts of $551 and $326, respectively	33,932	22,718
Inventories	65,038	47,137
Prepaid and other current assets	2,246	2,472
Income tax receivable	492	-
Deferred income taxes	2,270	2,270
Total Current Assets	118,265	76,997

Property and equipment, net	16,159	14,019
Definite lived intangible assets, net	33,478	16,108
Indefinite lived intangible assets	47,629	32,650
Goodwill	54,214	38,226
Deferred income taxes	39,645	48,429
Other long-term assets	1,747	1,298
TOTAL ASSETS	$311,137	$227,727

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$23,355	$16,090
Income tax payable	-	254
Current portion of long-term debt	26,016	673
Total Current Liabilities	49,371	17,017

Long-term debt	16,328	37,397
Other long-term liabilities	1,780	1,139
TOTAL LIABILITIES	67,479	55,553

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 31,428 and 21,839 issued and 31,353 and 21,764 outstanding	3	2
Additional paid in capital	470,951	402,716
Accumulated deficit	(231,878)	(233,286)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	4,584	2,744
TOTAL STOCKHOLDERS' EQUITY	243,658	172,174
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$311,137	$227,727

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	THREE MONTHS ENDED
	September 30, 2012	September 30, 2011

Sales
Domestic sales	$19,128	$15,868
International sales	29,614	26,172
Total sales	48,742	42,040

Cost of goods sold	30,283	26,043
Gross profit	18,459	15,997

Operating expenses
Selling, general and administrative	16,347	12,824
Restructuring charge	86	219
Merger and integration	76	-
Transaction costs	415	-

Total operating expenses	16,924	13,043

Operating income	1,535	2,954

Other (expense) income
Interest expense	(722)	(720)
Interest income	9	5
Other, net	521	(702)

Total other expense, net	(192)	(1,417)

Income before income tax	1,343	1,537
Income tax expense	617	530
Net income	726	1,007

Other comprehensive income:
Foreign currency translation adjustment, net of taxes	2,628	(344)
Unrealized (loss) income on hedging activities, net of taxes	(492)	493
Other comprehensive income	2,136	149
Comprehensive income	$2,862	$1,156

Earnings per share:
Basic	$0.02	$0.05
Diluted	0.02	0.05

Weighted average shares outstanding:
Basic	31,329	21,855
Diluted	31,710	22,101

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

 (In thousands, except per share amounts)

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

Sales
Domestic sales	$53,569	$44,670
International sales	73,507	64,766
Total sales	127,076	109,436

Cost of goods sold	77,535	67,333
Gross profit	49,541	42,103

Operating expenses
Selling, general and administrative	43,441	37,084
Restructuring charge	86	993
Merger and integration	76	-
Transaction costs	1,665	-

Total operating expenses	45,268	38,077

Operating income	4,273	4,026

Other (expense) income
Interest expense	(2,068)	(2,157)
Interest income	43	31
Other, net	616	145

Total other expense, net	(1,409)	(1,981)

Income before income tax	2,864	2,045
Income tax expense	1,456	681
Net income	1,408	1,364

Other comprehensive income:
Foreign currency translation adjustment, net of taxes	2,491	833
Unrealized (loss) income on hedging activities, net of taxes	(651)	58
Other comprehensive income	1,840	891
Comprehensive income	$3,248	$2,255

Earnings per share:
Basic	$0.05	$0.06
Diluted	0.05	0.06

Weighted average shares outstanding:
Basic	29,281	21,841
Diluted	29,631	22,033

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (Unaudited)

 (In thousands)

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011
Cash Flows From Operating Activities:
Net income	$1,408	$1,364
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	2,695	2,358
Amortization of intangible assets	1,397	998
Accretion of notes payable	758	755
Loss on disposition of assets	35	209
Stock-based compensation	1,314	2,503
Deferred income taxes	1,327	649
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,390)	(8,022)
Inventories	(8,669)	(9,165)
Prepaid and other current assets	322	(308)
Accounts payable and accrued liabilities	311	(224)
Net Cash Used In Operating Activities	(8,492)	(8,883)

Cash Flows From Investing Activities:
Purchase of businesses, net of cash received	(40,128)	-
Proceeds from disposition of property and equipment	33	30
Purchase of property and equipment	(3,637)	(2,487)
Net Cash Used In Investing Activities	(43,732)	(2,457)

Cash Flows From Financing Activities:
Proceeds from long-term debt, revolving lines of credit and capital leases	1,018	9,954
Proceeds from exercise of stock options	569	151
Proceeds from the sale of common stock, net	62,562	-
Net Cash Provided By Financing Activities	64,149	10,105

Effect of foreign exchange rates on cash	(38)	145

Change in Cash and Cash Equivalents	11,887	(1,090)
Cash and Cash Equivalents, beginning of period	2,400	2,767
Cash and Cash Equivalents, end of period	$14,287	$1,677

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$843	$(46)
Cash paid for interest	$1,229	$1,345
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for acquisition	$3,791	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. BASIS OF PRESENTATION AND ORGANIZATION

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be obtained for the year ending December 31, 2012. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period. Actual results could differ from these estimates. Some of the more significant estimates relate to revenue recognition, hedge accounting, allowance for doubtful accounts, inventory, long-lived and intangible assets and income taxes.

Nature of Business

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling and other outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond®, GregoryTM, POCTM and PIEPSTM through which we target the demanding requirements of core climbers, skiers and cyclers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond®, GregoryTM, POCTM and PIEPSTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the outdoor and action sport communities rely on and embrace in their active lifestyle.

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

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (for us this will be our 2013 first quarter), with early adoption permitted. The Company plans to early adopt the provisions of this update during our 2012 fourth quarter. The Company believes the adoption of this update will change the process in how it performs its indefinite-lived intangible asset impairment test, but will not have any other impact on our financial statements.

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

NOTE 3. ACQUISITIONS

On July 2, 2012, the Company acquired all of the issued and outstanding shares of capital stock of POC Sweden AB (“POC”), a Stockholm-based developer and manufacturer of protective gear for action sports athletes pursuant to the terms of the Share Transfer Agreement (the “Agreement”) dated as of June 7, 2012, and as amended on July 2, 2012 (the “Amendment,” and together with the Agreement, the “POC Agreement”), by and among the Company, Ember Scandinavia AB, a Swedish corporation and a wholly owned subsidiary of the Company, and the shareholders of POC (the “Sellers”). Under the terms of the POC Agreement, the Company acquired POC for a total consideration valued at 311,300 Swedish kronor (SEK) or $44,917 through the delivery to the Sellers of $40,569 in cash and 460 shares of Black Diamond common stock, par value $0.0001 (the “Black Diamond Shares”). The Black Diamond Shares issued to the Sellers were valued based on the average closing price of such shares on NASDAQ-GS for the ten consecutive trading days ending five trading days prior to the execution of the Agreement.  The Black Diamond Shares issued at closing are subject to a lock-up agreement (the “POC Lock-up Agreement”) restricting sales for two years and are pledged to the Company as security for indemnification claims under the POC Agreement. The Company’s actual closing stock price was $9.45 on June 29, 2012, the last closing stock price prior to the completion of the POC acquisition. Because the Black Diamond Shares issued to the Sellers are subject to a two-year lock-up pursuant to the POC Lock-up Agreement, a discount of $1.21 (12.8%) was applied against the $9.45 closing stock price to yield a fair value of $8.24 per share. The 12.8% discount was calculated using the Finerty model with a two-year term and a volatility of 40.5%.

The Company believes the acquisition of POC is expected to provide the Company with the following benefits:

•	increased intellectual property that compliments and expands multi-seasonal offerings;
•	greater combined global revenue balance;
•	improved efficiencies by combining certain operational functions;
•	ability to better leverage existing supply chain and distribution channels;
•	advance the development and appeal of products; and
•	access to ample liquidity to fuel brand penetration and expansion.

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

	Number of Shares	Estimated Fair Value

Cash Paid	-	$40,569

Issuance of Shares of Black Diamond, Inc.	460	3,791

Total Purchase Consideration	460	$44,360

Assets Acquired and Liabilities Assumed
Assets
Cash and cash equivalents		$441
Accounts receivable, net		1,350
Inventories		8,983
Prepaid and other current assets		848
Property and equipment		1,203
Amortizable definite lived intangible assets		17,800
Identifiable indefinite lived intangible assets		14,200
Goodwill		15,158
Other long-term assets		512
Total Assets		60,495

Liabilities
Accounts payable and accrued liabilities		6,054
Current portion of long-term debt		1,664
Long-term debt		649
Deferred income taxes		7,387
Other long-term liabilities		381
Total Liabilities		16,135

Net Book Value Acquired		$44,360

The amount of accounts receivable deemed to be not collectible was $115. The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts. The debt assumed as part of the Company’s acquisition of POC consists of (i) a line of credit with an outstanding balance of $1,277 with a variable interest rate of 4.2%, which matures on December 31, 2012, (ii) a term note of $865 with an interest rate of 9.2%, which was subsequently reduced to 6.0% on October 10, 2012, and which matures on November 30, 2014 and (iii) $171 in capital leases and other debt.

In connection with the acquisition, the Company acquired exclusive rights to POC’s tradenames and trademarks. The intangible assets, other than goodwill, acquired and related weighted average useful lives are as follows:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

		Weighted Average
	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$9,900	13.1 years
Product technologies	5,800	16.0 years
Tradenames and trademarks	2,100	20.0 years
Intangibles not subject to amortization
Tradenames and trademarks	14,200	N/A
	$32,000	14.8 years

The fair value of POC’s assembled workforce and buyer-specific synergies has been included in goodwill. There is no amount of goodwill that is expected to be deductible for tax purposes.

Pro Forma Results

The following pro forma results are based on the individual historical results of the Company and POC, with adjustments to give effect to the combined operations as if the acquisition had been consummated at the beginning of the periods presented. The pro forma results are intended for information purposes only and do not purport to represent what the Company’s results of operations would actually have been had the Company’s acquisition of POC on July 2, 2012 in fact occurred at the beginning of the earliest periods presented.

	THREE MONTHS ENDED	NINE MONTHS ENDED

	September 30, 2011	September 30, 2012	September 30, 2011

Sales	$48,468	$132,082	$119,197
Net income (loss)	$1,834	$164	$(3,176)
Net income (loss) per share - basic	$0.08	$0.01	$(0.15)
Net income (loss) per share - diluted	$0.08	$0.01	$(0.15)

NOTE 4. INVENTORIES

Inventories, as of September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011

Finished goods	$58,043	$41,325
Work-in-process	931	888
Raw materials and supplies	6,064	4,924
	$65,038	$47,137

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011

Land	$2,850	$2,850
Building and improvements	4,345	3,498
Furniture and fixtures	3,800	3,301
Computer hardware and software	3,824	3,387
Machinery and equipment	9,438	7,428
Construction in progress	789	640
	25,046	21,104
Less accumulated depreciation	(8,887)	(7,085)
	$16,159	$14,019

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the three and nine months ended September 30, 2012 from $38,226 to $54,214 due to the Company’s acquisition of POC on July 2, 2012. The following table summarizes the changes in goodwill:

Balance at December 31, 2011	$38,226

Increase due to acquisitions	15,158
Change due to foreign currency	830

Balance at September 30, 2012	$54,214

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory Mountain Products, Inc. (“Gregory” or “GMP”), and POC with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the three and nine months ended September 30, 2012 from $32,650 to $47,629 due to the Company’s acquisition of POC on July 2, 2012. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2011	$32,650

Increase due to acquisitions	14,200
Change due to foreign currency	779

Balance at September 30, 2012	$47,629

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. The following table summarizes the changes in gross definite lived intangible assets:

Balance at December 31, 2011	$18,215

Increase due to acquisitions	17,800
Change due to foreign currency	977

Balance at September 30, 2012	$36,992

Intangible assets, net of amortization as of September 30, 2012 and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011

Customer relationships	$26,819	$16,375
Core technologies	1,505	1,505
Product technologies	6,453	335
Trade name	2,215	-
	36,992	18,215
Less accumulated amortization	(3,514)	(2,107)
	$33,478	$16,108

NOTE 7. LONG-TERM DEBT

Long-term debt, net as of September 30, 2012 and December 31, 2011, was as follows:

	September 30, 2012	December 31, 2011

Revolving credit facility	$25,562	$22,356
5% Senior Subordinated Notes due 2017	15,725	14,980
Trademark payable	-	587
Capital leases	134	147
Term note	923	-
	42,344	38,070
Less current portion	(26,016)	(673)
	$16,328	$37,397

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing twelve month earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a positive amount of asset coverage, a minimum net worth, and a fixed charge coverage ratio. At September 30, 2012, the Company was in compliance with all associated covenants. Under the revolving credit facility, the Company had $3,399 and $903 in letters of credit as of September 30, 2012 and December 31, 2011, respectively.

NOTE 8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,780 and $1,139 as of September 30, 2012 and December 31, 2011, respectively. $1,145 of the balance as of September 30, 2012 relate to a pension liability of the benefit plan for the Company’s Swiss employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,145 and $1,139 as other long-term assets for the underfunded amount as of September 30, 2012 and December 31, 2011, respectively.

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

At September 30, 2012, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized loss of all contracts with that counterparty, was $193 at September 30, 2012. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - British Pounds	1,157	August-13
Foreign exchange contracts - Canadian Dollars	9,007	September-13
Foreign exchange contracts - Euros	18,628	February-14
Foreign exchange contracts - Swiss Francs	23,988	February-14

	December 31, 2011
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	3,633	September-12
Foreign exchange contracts - British Pounds	1,632	February-13
Foreign exchange contracts - Euros	14,937	February-13
Foreign exchange contracts - Swiss Francs	24,225	February-13
Foreign exchange contracts - Canadian Dollars	9,141	March-13

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $157 and $245 were reclassified to sales during the three months ended September 30, 2012 and 2011, respectively, and $278 and $(30) were reclassified to sales during the nine months ended September 30, 2012 and 2011, respectively.

As of December 31, 2011, the Company reported an accumulated derivative instrument gain of $506. During the nine months ended September 30, 2012, the Company reported an adjustment to accumulated other comprehensive income of $(651), as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument loss of $145 reported as of September 30, 2012.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2012 and December 31, 2011:

	Classification	September 30, 2012	December 31, 2011

Derivative instruments in asset positions:

Forward exchange contracts	Prepaid and other current assets	$444	$842

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$637	$156

NOTE 10. FAIR VALUE OF MEASUREMENTS

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$444	$-	$444
	$-	$444	$-	$444

Liabilities
Forward exchange contracts	$-	$637	$-	$637
	$-	$637	$-	$637

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$842	$-	$842
	$-	$842	$-	$842

Liabilities
Forward exchange contracts	$-	$156	$-	$156
	$-	$156	$-	$156

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 11. EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Weighted average shares outstanding - basic	31,329	21,855	29,281	21,841
Effect of dilutive stock awards	381	246	350	192
Weighted average shares outstanding - diluted	31,710	22,101	29,631	22,033

Earnings per share:
Basic	$0.02	$0.05	$0.05	$0.06
Diluted	0.02	0.05	0.05	0.06

For the three and nine months ended September 30, 2012, diluted earnings per share excludes the anti-dilutive effect of options to purchase 930 and 590, respectively, shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the three and nine months ended September 30, 2012 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

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

NOTE 12. STOCK-BASED COMPENSATION PLAN

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

During the nine months ended September 30, 2012, the Company issued 653 stock options, under the Company’s 2005 Plan, to employees of the Company. Of the 653 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant. 500 options will vest in four equal consecutive yearly tranches on April 1, 2015, 2016, 2017 and 2018. The remaining 113 options granted will vest in three installments as follows: 43 shares shall vest on December 31, 2014, 34 shares shall vest on December 31, 2015 and December 31, 2016, and 2 shares shall vest on December 31, 2017.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted During Nine Months Ended September 30, 2012

Number of options	153	500
Option vesting period	1-5 Years	3-6 Years
Grant price	$7.64 - $9.89	$13.00 - $16.00
Dividend yield	0.00%	0.00%
Expected volatility (a)	53.3% - 59.2%	50.3% - 58.6%
Risk-free interest rate	.71% - 1.44%	.39% - 1.04%
Expected life (years)	5.31 - 7.33	3.25 - 6.25
Weighted average fair value	$4.40 - $5.40	$2.64 - $3.94

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the stock options granted during the nine months ended September 30, 2012 was $2,469, which will be amortized over the vesting period of the options.

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company during the three and nine months ended September 30, 2012 and 2011, respectively, was as follows:

	THREE MONTHS ENDED
	September 30, 2012	September 30, 2011

Restricted stock	$208	$471
Stock options	318	170
Total	$526	$641

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

Restricted stock	$617	$2,008
Stock options	697	495
Total	$1,314	$2,503

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of September 30, 2012, there were 1,248 unvested stock options and unrecognized compensation cost of $3,550 related to unvested stock options, as well as 750 unvested restricted stock awards and unrecognized compensation cost of $123 related to unvested restricted stock awards.

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

Total rent expense of the Company for the three months ended September 30, 2012 and 2011 was $546 and $357, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,373 and $1,156, respectively.

On September 28, 2012, Gregory, a wholly owned subsidiary of the Company, entered into a definitive agreement (the “A&F Agreement”) to acquire Gregory’s Japanese distribution assets from Kabushiki Kaisha A&F (“A&F”).

As part of the terms of the A&F Agreement, the parties agreed to terminate their prior agreement and commencing on January 1, 2013, Gregory will acquire from A&F all responsibilities relating to the sale, marketing and distribution of Gregory’s products in Japan in exchange for the payment of $750 to A&F, of which $500 is payable on or before January 1, 2013, and $250 on or before December 31, 2013. Gregory has also agreed to purchase 100% of A&F’s then existing “in-line” inventory of Gregory products as of December 31, 2012, which is expected to be in the range of $650 to $750. The A&F Agreement also provides for certain other agreements and arrangements between the parties relating to the transition of the sales, marketing and distribution responsibilities to Gregory as well as certain understandings concerning A&F’s and Gregory’s relationship in the future.

The Company has not recognized revenue of $604 on inventory shipped during the three and nine months ended September 30, 2012 related to the agreement to purchase 100% of A&F’s then existing “in-line” inventory of Gregory products as of December 31, 2012.

NOTE 14. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have an effective tax rate of approximately 25%.

As of December 31, 2011, the Company’s gross deferred tax asset was $92,251. The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $73,747, excluding deferred tax liabilities. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2011, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria. During the three and nine months ended September 30, 2012, the Company reversed $530 of the Company’s valuation allowance on the Company’s deferred tax asset as it was determined to be more likely than not that the related deferred tax asset would be realized.

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

NOTE 15. RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit. As of September 30, 2012, the stand-by letter of credit of $850 was reduced to $225.

As of September 30, 2012 and December 31, 2011, the Company had no amounts outstanding to Kanders & Company.

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

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and nine months ended September 30, 2012, $183 and $547 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $284, respectively, in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

Public Offering

On February 22, 2012, certain of the Company’s officers, directors and employees, including Messrs. Kanders, Schiller, Peter R. Metcalf, Nicholas Sokolow and Philip N. Duff, purchased an aggregate of 1,333 shares of common stock sold by the Company in the Offering of 8,913 shares of common stock at a price of $7.50 per share.  The last reported sale price of the Company’s common stock on February 15, 2012 prior to pricing of the Offering was $8.01 per share.

5% Unsecured Subordinated Notes due May 28, 2017

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash.

NOTE 16. SUBSEQUENT EVENT

Acquisition of PIEPS Holding GmbH

On October 1, 2012, the Company acquired all of the issued and outstanding shares of capital stock of PIEPS Holding GmbH and its subsidiaries PIEPS GmbH and Pieps Corporation (collectively, “PIEPS”), a leading Austrian designer and marketer of avalanche beacons and snow safety products pursuant to the terms of the Share Purchase Agreement (the “PIEPS Agreement”) dated as of September 24, 2012, by and among the Company, ADMIN BG Holding GmbH (to be renamed Black Diamond Austria GmbH “BD Austria”), an Austrian corporation and a wholly owned subsidiary of the Company, and the Seidel Privatstiftung (the “Seller”). Under the terms of the PIEPS Agreement, the Company acquired PIEPS for a total consideration valued at 8,000 Euros (EUR) or approximately $10,300 in cash and assumed approximately 2,100 EUR or $2,700 in debt. The Company has also committed up to an additional 2,300 EUR or approximately $3,000 of contingent purchase price upon PIEPS’ achievement of certain sales targets between April 1, 2012 and March 31, 2015, which may be paid at the Company’s discretion in cash, shares of the Company’s common stock, or a combination of cash and such shares.

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

Overview

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling and other outdoor recreation activities for a wide range of year-round use. Our principal brands include Black Diamond®, GregoryTM, POCTM and PIEPSTM through which we target the demanding requirements of core climbers, skiers and cyclers, more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond®, GregoryTM, POCTM and PIEPSTM brands are iconic in the active outdoor industry and are linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with performance, innovation, durability and safety that the outdoor and action sport communities rely on and embrace in their active lifestyle.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended September 30, 2012 Compared to Consolidated Three Months Ended September 30, 2011

The following presents a discussion of consolidated operations for the three months ended September 30, 2012, compared with the consolidated three months ended September 30, 2011.

	THREE MONTHS ENDED
	September 30, 2012	September 30, 2011

Sales
Domestic sales	$19,128	$15,868
International sales	29,614	26,172
Total sales	48,742	42,040

Cost of goods sold	30,283	26,043
Gross profit	18,459	15,997

Operating expenses
Selling, general and administrative	16,347	12,824
Restructuring charge	86	219
Merger and integration	76	-
Transaction costs	415	-

Total operating expenses	16,924	13,043

Operating income	1,535	2,954

Other (expense) income
Interest expense	(722)	(720)
Interest income	9	5
Other, net	521	(702)

Total other expense, net	(192)	(1,417)

Income before income tax	1,343	1,537
Income tax expense	617	530
Net income	$726	$1,007

Sales

Consolidated sales increased $6,702, or 15.9%, to $48,742 during the three months ended September 30, 2012 compared to consolidated sales of $42,040 during the three months ended September 30, 2011. The increase in sales was primarily attributable to the inclusion of POC Sweden AB and its subsidiaries (collectively, “POC”). This increase was partially off-set by a decrease in sales of $1,314 due to the weakening of foreign currencies against the U.S. dollar and not recognizing revenue of $604 on inventory shipped to the Company’s Gregory Mountain Products, LLC (“Gregory” or “GMP”) Japanese distributor, as the inventory will be repurchased in accordance with the terms of the definitive agreement (the “A&F Agreement”) entered into on September 28, 2012, by and between Gregory and Kabushiki Kaisha A&F (“A&F”).

Consolidated domestic sales increased $3,260, or 20.5%, to $19,128 during the three months ended September 30, 2012 compared to consolidated domestic sales of $15,868 during the three months ended September 30, 2011. The increase in domestic sales was primarily attributable to the inclusion of POC and an increase in the quantity of new and existing climb and mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Consolidated international sales increased $3,442, or 13.2%, to $29,614 during the three months ended September 30, 2012 compared to consolidated international sales of $26,172 during the three months ended September 30, 2011. The increase in international sales was primarily attributable to the inclusion of POC. This increase was partially off-set by a decrease in sales of $1,314 due to the weakening of foreign currencies against the U.S. dollar and not recognizing revenue of $604 on inventory shipped to the Company’s GMP Japanese distributor, as the inventory will be repurchased in accordance with the terms of the A&F Agreement.

Cost of Goods Sold

Consolidated cost of goods sold increased $4,240, or 16.3%, to $30,283 during the three months ended September 30, 2012 compared to consolidated cost of goods sold of $26,043 during the three months ended September 30, 2011. The increase in cost of goods sold was primarily attributable to the inclusion of POC and $1,094 related to the sale of inventory that was recorded at fair value in purchase accounting; the remaining amount of inventory that was recorded at fair value in purchase accounting is expected to be sold during the fourth quarter.

Gross Profit

Consolidated gross profit increased $2,462, or 15.4%, to $18,459 during the three months ended September 30, 2012 compared to consolidated gross profit of $15,997 during the three months ended September 30, 2011. Consolidated gross margin was 37.9% during the three months ended September 30, 2012 compared to a consolidated gross margin of 38.1% during the three months ended September 30, 2011, which gross margins were consistent with one another. Consolidated gross margin during the three months ended September 30, 2012 increased compared to the prior year due to the inclusion of POC; however, it was off-set by a decrease in gross margin of 2.2% due to the sale of inventory that was recorded at fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $3,523, or 27.5%, to $16,347 during the three months ended September 30, 2012 compared to consolidated selling, general and administrative expenses of $12,824 during the three months ended September 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to the inclusion of POC and the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth.

Restructuring Charges

Consolidated restructuring expense decreased $133, or 60.7%, to $86 during the three months ended September 30, 2012 compared to consolidated restructuring expense of $219 during the three months ended September 30, 2011. The restructuring expenses incurred during the three months ended September 30, 2012 relate to severance benefits provided to GMP employees at its Calexico, CA facility and to certain POC employees at its Portsmouth, NH office. The restructuring expenses incurred during the three months ended September 30, 2011 also include termination costs of GMP’s office lease in Sacramento, CA.

Merger and Integration Costs

Consolidated merger and integration expense increased to $76 during the three months ended September 30, 2012 compared to consolidated merger and integration expense of $0 during the same period in 2011, which consisted primarily of expenses related to the integration of POC. We expect to incur additional merger and integration expenses in the fourth quarter related to the integration of current acquisitions.

Transaction Costs

Consolidated transaction expense increased to $415 during the three months ended September 30, 2012 compared to consolidated transaction expense of $0 during the same period in 2011, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) on October 1, 2012.

Interest Expense

Consolidated interest expense increased $2, or 0.3%, to $722 during the three months ended September 30, 2012 compared to consolidated interest expense of $720 during the three months ended September 30, 2011, which interest expenses were consistent with one another.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Other, net

Consolidated other, net increased to income of $521 during the three months ended September 30, 2012 compared to a consolidated other, net expense of $702 during the three months ended September 30, 2011. The increase in other, net was primarily attributable to the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense increased $87, or 16.4%, to $617 during the three months ended September 30, 2012 compared to a consolidated income tax expense of $530 during the same period in 2011. The increase in tax expense is due to the increase in the effective income tax rate recorded during the three months ended September 30, 2012, which is primarily the result of non-deductible transaction costs. During the three months ended September 30, 2012, the Company reversed $530 of the Company’s valuation allowance on the Company’s deferred tax asset.

Our effective income tax rate was 45.9% for the three months ended September 30, 2012 compared to 34.5% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended September 30, 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Consolidated Nine Months Ended September 30, 2012 Compared to Consolidated Nine Months Ended September 30, 2011

The following presents a discussion of consolidated operations for the nine months ended September 30, 2012, compared with the consolidated nine months ended September 30, 2011.

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

Sales
Domestic sales	$53,569	$44,670
International sales	73,507	64,766
Total sales	127,076	109,436

Cost of goods sold	77,535	67,333
Gross profit	49,541	42,103

Operating expenses
Selling, general and administrative	43,441	37,084
Restructuring charge	86	993
Merger and integration	76	-
Transaction costs	1,665	-

Total operating expenses	45,268	38,077

Operating income	4,273	4,026

Other (expense) income
Interest expense	(2,068)	(2,157)
Interest income	43	31
Other, net	616	145

Total other expense, net	(1,409)	(1,981)

Income before income tax	2,864	2,045
Income tax expense	1,456	681
Net income	$1,408	$1,364

Sales

Consolidated sales increased $17,640, or 16.1%, to $127,076 during the nine months ended September 30, 2012 compared to consolidated sales of $109,436 during the nine months ended September 30, 2011. The increase in sales was attributable to an increase in the quantity and average sales price per unit of new and existing climb and mountain products sold during the period and the inclusion of POC. This increase was partially off-set by a decrease in sales of $2,628 due to the weakening of foreign currencies against the U.S. dollar and not recognizing revenue of $604 on inventory shipped to the Company’s GMP Japanese distributor during the three months ended September 30, 2012, as the inventory will be repurchased in accordance with the terms of the A&F Agreement.

Consolidated domestic sales increased $8,899, or 19.9%, to $53,569 during the nine months ended September 30, 2012 compared to consolidated domestic sales of $44,670 during the nine months ended September 30, 2011. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period and the inclusion of POC.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Consolidated international sales increased $8,741, or 13.5%, to $73,507 during the nine months ended September 30, 2012 compared to consolidated international sales of $64,766 during the nine months ended September 30, 2011. The increase in international sales was primarily attributable to an increase in the quantity and average sales price per unit of new and existing climb and mountain products sold during the period and the inclusion of POC. This increase was partially off-set by a decrease in sales of $2,628 due to the weakening of foreign currencies against the U.S. dollar and not recognizing revenue of $604 on inventory shipped to the Company’s GMP Japanese distributor during the three months ended September 30, 2012, as the inventory will be repurchased in accordance with the terms of the A&F Agreement.

Cost of Goods Sold

Consolidated cost of goods sold increased $10,202, or 15.2%, to $77,535 during the nine months ended September 30, 2012 compared to consolidated cost of goods sold of $67,333 during the nine months ended September 30, 2011. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and $1,094 related to the sale of inventory that was recorded at fair value in purchase accounting; the remaining amount of inventory that was recorded at fair value in purchase accounting is expected to be sold during the fourth quarter.

Gross Profit

Consolidated gross profit increased $7,438, or 17.7%, to $49,541 during the nine months ended September 30, 2012 compared to consolidated gross profit of $42,103 during the nine months ended September 30, 2011. Consolidated gross margin was 39.0% during the nine months ended September 30, 2012 compared to a consolidated gross margin of 38.5% during the nine months ended September 30, 2011. The increase in gross margin percentage is primarily driven by the mix of product sold and distribution channel in which it was sold during 2012 compared to 2011. Consolidated gross margin during the nine months ended September 30, 2012 increased compared to the prior year due to the inclusion of POC; however, it was off-set by a decrease in gross margin of 0.8% due to the sale of inventory that was recorded at fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $6,357, or 17.1%, to $43,441 during the nine months ended September 30, 2012 compared to consolidated selling, general and administrative expenses of $37,084 during the nine months ended September 30, 2011. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth and the inclusion of POC.

Restructuring Charge

Consolidated restructuring expenses decreased $907, or 91.3%, to $86 during the nine months ended September 30, 2012 compared to consolidated restructuring expense of $993 during the nine months ended September 30, 2011. The restructuring expenses incurred during the nine months ended September 30, 2012 relate to severance benefits provided to GMP employees at its Calexico, CA facility and to certain POC employees at its Portsmouth, NH office. The restructuring expenses incurred during the nine months ended September 30, 2011 comprised of: (i) $781 related to the relocation of GMP to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP.

Merger and Integration Costs

Consolidated merger and integration expense increased to $76 during the nine months ended September 30, 2012 compared to consolidated merger and integration expense of $0 during the same period in 2011, which consisted primarily of expenses related to the integration of POC. We expect to incur additional merger and integration expenses in the fourth quarter related to the integration of current acquisitions.

Transaction Costs

Consolidated transaction expense increased to $1,665 during the nine months ended September 30, 2012 compared to consolidated transaction expense of $0 during the same period in 2011, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Interest Expense

Consolidated interest expense decreased $89, or 4.1%, to $2,068 during the nine months ended September 30, 2012 compared to consolidated interest expense of $2,157 during the nine months ended September 30, 2011. The decrease in interest expense was primarily attributable to lower average balances outstanding on the Company’s line of credit during the nine months ended September 30, 2012 compared to the same period in 2011.

Other, net

Consolidated other, net increased to income of $616 during the nine months ended September 30, 2012 compared to consolidated other, net income of $145 during the nine months ended September 30, 2011. The increase in other, net was primarily attributable to the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense increased $775, or 113.8%, to $1,456 during the nine months ended September 30, 2012 compared to a consolidated income tax expense of $681 during the same period in 2011. The increase in tax expense is due to the increase in pre-tax income and the change in the effective income tax rate compared to the nine months ended September 30, 2011, which is primarily the result of non-deductible transaction costs. During the nine months ended September 30, 2012, the Company reversed $530 of the Company’s valuation allowance on the Company’s deferred tax asset.

Our effective income tax rate was 50.8% for the nine months ended September 30, 2012 compared to 33.3% for the same period in 2011. Many factors could cause our annual effective tax rate to differ materially from our quarterly effective tax rates, including changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Consolidated Nine months ended September 30, 2012 Compared to Consolidated Nine months ended September 30, 2011

The following presents a discussion of cash flows for the consolidated nine months ended September 30, 2012, compared with the consolidated nine months ended September 30, 2011. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facility. At September 30, 2012, we had total cash and cash equivalents of $14,287 compared with a cash and cash equivalents balance of $2,400 at December 31, 2011 – which was substantially all controlled by the Company’s U.S. entities.

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

Net cash used in operating activities	$(8,492)	$(8,883)
Net cash used in investing activities	(43,732)	(2,457)
Net cash provided by financing activities	64,149	10,105
Effect of foreign exchange rates on cash	(38)	145
Change in cash and cash equivalents	11,887	(1,090)
Cash and cash equivalents, beginning of period	2,400	2,767
Cash and cash equivalents, end of period	$14,287	$1,677

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $8,492 during the nine months ended September 30, 2012 compared to consolidated net cash used in operating activities of $8,883 during the nine months ended September 30, 2011. The decrease in net cash used in operating activities during 2012 is primarily due to timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the nine months ended September 30, 2012 compared to the same period in 2011. Consolidated net cash used during the nine months ended September 30, 2012 was also negatively impacted by the inclusion of $1,665 of transaction expenses relating to the acquisitions of POC and PIEPS, the increase in inventory sold of $1,094 due to the step-up in fair value in purchase accounting, $76 in merger and integration charges related to the acquisition of POC, partially off-set by the decrease in restructuring charges of $907.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $12,129 during the nine months ended September 30, 2012 compared to free cash flows used of $11,370 during the same period in 2011. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	NINE MONTHS ENDED
	September 30, 2012	September 30, 2011

Net cash used in operating activities	$(8,492)	$(8,883)
Purchase of property and equipment	(3,637)	(2,487)
Free cash flow	$(12,129)	$(11,370)

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $41,275 to $43,732 during the nine months ended September 30, 2012 compared to $2,457 during the nine months ended September 30, 2011. The increase is primarily due to the $40,128 used for the purchase of POC, net of cash acquired, with the remaining increase due to the increase in capital expenditures. The increase in capital expenditures is due to certain machinery and equipment and computer hardware and software capital expenditures that were incurred during the nine months ended September 30, 2012 that were not incurred during the same period in 2011. Subsequent to quarter-end, the Company acquired PIEPS for a total consideration valued at 8,000 Euros (EUR) or approximately $10,300 in cash and assumed approximately 2,100 EUR or $2,700 in debt.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities increased by $54,044 to $64,149 during the nine months ended September 30, 2012 compared to consolidated cash provided by financing activities of $10,105 during the nine months ended September 30, 2011. The increase is due to the proceeds from the sale of stock and proceeds from the exercise of stock options $62,562 and $569, respectively, as well as net proceeds from borrowings on the Company’s debt (line of credit, capital leases, and other long-term debt) of $1,018 compared to proceeds from the exercise of stock options of $151 and net proceeds from borrowings of $9,954 during the same period in 2011. On February 22, 2012, the Company closed a public offering for 8,913 shares of its common stock, realizing net proceeds of $63,400 before expenses.

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

Revolving Credit Facility

The Company and certain of its subsidiaries have a loan agreement with Zions First National Bank, a national banking association (“Lender”) (the “Loan Agreement”). Pursuant to the terms of the Loan Agreement, the Lender has made available a $35,000 unsecured revolving credit facility (the “Loan”). The Loan matures on July 2, 2013. The Loan may be prepaid or terminated at the Company's option at anytime without penalty. No amortization is required. Any outstanding principal balance together with any accrued but unpaid interest or fees will be due in full at maturity. The Loan bears interest at the 90-day LIBOR rate plus an applicable margin as determined by the ratio of Senior Net Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement). As of September 30, 2012, there was $22,845 outstanding and $12,155 available capacity. There were no outstanding letters of credit.

On September 28, 2012, POC USA, LLC (“POC USA”), a Delaware limited liability company and wholly owned subsidiary of Black Diamond, entered into an assumption agreement (the “Assumption Agreement”) and a substitute promissory note (the “Second Substitute Promissory Note”) pursuant to which POC USA became an additional borrower under the loan agreement (the “Loan Agreement”) dated May 28, 2010, as amended from time to time, by and among Zions First National Bank, a national banking association, and Black Diamond, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC, and Gregory.

On October 4, 2012, Pieps Corporation, a California corporation, and BD European Holdings, LLC, a Delaware limited liability company, each a wholly owned subsidiary of Black Diamond, also entered into an Assumption Agreement and a substitute promissory note (the “Third Substitute Promissory Note”) pursuant to which each of Pieps Corporation and BD European Holdings, LLC became an additional borrower under the Loan Agreement.

The terms of the Loan Agreement, except as described above, remain unchanged.

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the Stockholders of GMP when the Company acquired GMP, the Company issued $22,056 and $554 in 5% seven year subordinated promissory notes dated May 28, 2010 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code. The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness. Additionally, an uncured event of default under the Merger Consideration Subordinated Notes may result in an event of default under the Loan Agreement discussed above.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted the notes to $13,127 and $316, respectively, at the date of acquisition. We will accrete the discount on the notes to interest expense using the effective interest method over the term of the notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and nine months ended September 30, 2012, $183 and $547 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $284, respectively, in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash.

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

On February 22, 2012, we consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares were subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the over-allotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Securities and Exchange Commission on February 15, 2012 and a prospectus supplement filed with the Securities and Exchange Commission on February 17, 2012, in connection with a takedown from the Company’s Form S-3. After the Offering, we may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of our common stock, shares of our preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $183,156 pursuant to the Form S-3.

On August 19, 2011, our shelf registration statement on Form S-4 (File No. 333-175695) (the “Form S-4”) filed with the Securities and Exchange Commission was declared effective whereby we may issue an aggregate of 5,750 shares of common stock, which may be issued from time to time by the Company in connection with acquisitions by the Company of assets, businesses or securities.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2012 are effective.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS - CONTINUED

(in thousands, except per share amounts)

Changes in Internal Control over Financial Reporting

On July 2, 2012, the Company acquired POC. Because POC utilizes separate information and accounting systems, the Company has implemented changes to its internal controls over financial reporting to include the consolidation of POC, as well as acquisition-related accounting and disclosures. The acquisition of POC represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2011.

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the POC acquisition and evaluating when it will complete an evaluation and review of POC’s internal controls over financial reporting.

Except as described above, there have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Share Purchase Agreement dated September 24, 2012, by and among Black Diamond Austria GmbH and SEIDEL Privatstiftung (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 28, 2012 and incorporated herein by reference).

10.2	Agreement, dated September 28, 2012, by and between Gregory Mountain Products and Kabushiki Kaisha A&F (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2012 and incorporated herein by reference).

10.3	Assumption Agreement, dated September 28, 2012, by and between Zions First National Bank, a national banking association and POC USA, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2012 and incorporated herein by reference).

10.4	Second Substitute Promissory Note, dated September 28, 2012, by and among Zions First National Bank, a national banking association, Black Diamond, Inc., Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC and POC USA, LLC, as co-borrowers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2012 and incorporated herein by reference).

10.5	Assumption Agreement, dated October 4, 2012, by and between Zions First National Bank, a national banking association, Pieps Corporation, and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2012 and incorporated herein by reference).

10.6	Third Substitute Promissory Note, dated October 4, 2012, by and among Zions First National Bank, a national banking association, Black Diamond, Inc., Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC, POC USA, LLC, Pieps Corporation, and BD European Holdings, LLC, as co-borrowers (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 4, 2012 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BLACK DIAMOND, INC.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLACK DIAMOND, INC.

Date: November 6, 2012
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

