Form 10-K
period 2012-12-31
Black Diamond, Inc.
filed 2013-03-12
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2012 was approximately $207.9 million based on $9.45 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 5, 2013, there were 31,763,062 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2012 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

BLACK DIAMOND, INC.

PART I

ITEM 1. BUSINESS

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our,” or “us,”) is a global leader in designing, manufacturing, and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities.  Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor industry and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability, and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear), technical backpacks and high-end day packs, travel luggage, lifestyle packs, tents, trekking poles, headlamps and lanterns, and gloves and mittens. We also offer advanced design helmets for skiing, mountain and road cycling, body armor, goggles for skiing, mountain and road cycling, eyewear, skis, ski poles, ski bindings, ski boots, ski skins and ski safety products, including avalanche transceivers, shovels, and probes, as well as satellite-based devices for messaging, tracking and navigation.  We distribute our products through a network comprised primarily of leading independent specialty retailers, specialty chains such as Recreational Equipment, Inc. (“REI”), independent global distributors selling to specialty retail, and direct-to-consumer through our websites and wholly-owned retail stores. Our products are sold in North America, Europe, Asia, and the rest of the world in approximately 50 countries, with international sales representing approximately 58% of our sales for the year ended December 31, 2012.

Our heritage dates back to 1957 when Chouinard Equipment Ltd. pioneered the market for durable, precise, light, and reusable pitons, a device used to ascend or protect oneself in the event of a fall in the sport of technical big wall climbing. Over the next thirty years, Chouinard Equipment expanded to design and manufacture all kinds of equipment for rock climbing and mountain, canyon, and crag activities. In 1989, our President and Chief Executive Officer Peter Metcalf co-founded Black Diamond Equipment, our predecessor company, to purchase the business and assets of Chouinard Equipment. In our 55 year heritage, we have developed a track record of gear innovations that has changed the nature of climbing, freeride and telemark skiing, and mountaineering. By extension, our history and brand have become synonymous with the sports in which we participate. The genesis of the current Black Diamond, Inc. was through the May 2010 acquisition of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory Mountain Products” or “GMP”) by Clarus Corporation, a public company. Clarus Corporation, incorporated in Delaware in 1991, was renamed Black Diamond, Inc. in January 2011. In June 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Market Overview

Our business and brands are benefiting from the convergence of function and fashion in the outdoor and athletic apparel, footwear, and equipment space. We believe consumer purchase decisions are driven by both a need for functional products with distinctive aesthetics and a desire to create a particular lifestyle perception. This confluence and consumer behavior can be seen in a number of highly successful lifestyle brands including Lululemon, Under Armour, The North Face, and Nike. Primary growth drivers in our business include an increased awareness in health and wellness, the desire to own functional products that are aesthetically pleasing, and the continued success and exposure of our key retail partners including REI, Eastern Mountain Sports, Mountain Equipment Co-op, and Backcountry.com. The outdoor products marketplace, both domestically and internationally, is highly fragmented. Specialty brands, particularly throughout Europe, hold respectable market share relative to larger competitors. We see this fragmentation as an opportunity for a leader to emerge, particularly in the more technical categories. We believe that our strong relationships in the specialty retail channel and our expanding online presence provides us with a competitive advantage and the opportunity for significant growth.

Competitive Strengths

At Black Diamond we live and breathe the adventure sports that we represent and approach business like we approach our sporting passions, where there is precious little room for error. We believe the following strengths differentiate us from our competitors, allowing us to take advantage of the large and growing market in which we participate:

Authentic Portfolio of Iconic/Lifestyle Brands. We believe that our brands are iconic among devoted active outdoor adventurers with a strong reputation for innovation, style, quality, design, safety and durability. Our brands also appeal to everyday customers seeking high quality, outdoor-inspired lifestyle products for urban and suburban living. The authenticity of our brands is reinforced by our selective distribution strategy focused on specialty retail stores that we believe are the most influential stores within the outdoor recreation and active lifestyle communities. We believe our brands transcend age, culture and geography, and our paradigm-changing products define their respective product categories. Our focus on innovation, safety and style differentiates us from our competitors and positions Black Diamond to address the growing market for outdoor recreation equipment and active lifestyle products. Our portfolio includes the following global brands:

Black Diamond Equipment: Black Diamond Equipment products are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. Black Diamond® branded products received over thirty international awards in 2012 for design and innovation in outdoor and snowsports and broad based media, honoring Black Diamond Equipment skis, ski boots, tents, headlamps, backpacks, climbing equipment, and the notable Magnetron carabiner. In 2013, Black Diamond Equipment won the prestigious ISPO award for three products in the Ski category for the Carbon Compactor poles, Carbon Megawatt ski, and Factor MX 130 freeride/touring ski boot. Black Diamond Equipment also won ISPO Gold for the marketing category for its ski campaign and digital flipbook. (ISPO is a Munich based international trade show that presents the latest trends in Outdoor, Ski, Action, and Performance sports). In fall 2013, Black Diamond expects to launch a new apparel line specifically focused on the rigors of alpine climbing and backcountry skiing. The anticipated Black Diamond apparel line integrates best-in-class ingredient brands Schoeller Textil®, Polartec®, PrimaLoft®, and Pertex®.

Gregory Mountain Products: Gregory Mountain Products designs and manufactures premier technical backpacking, running, and mountaineering products and accessories, as well as outdoor-inspired lifestyle bags for urban and suburban living. Gregory™ packs are world-renowned for setting performance standards in backpacks; they are noted for innovative design, ergonomic, and comfortable fit, and an obsession with quality, comfort, and durability. Select recent awards for Gregory Mountain Products include National Geographic Magazine’s Gear of the Year 2012 for the Cache 22 rolling travel bag and a coveted ISPO Award 2013 for the Targee 32 ski mountaineering backpack. For spring 2013, Gregory Mountain Products is expected to introduce a new line of trail running hydrations systems that will be available in lightweight backpacks, lumbar packs, and handheld bottle systems.

POC: Based in Stockholm, Sweden, POC is a developer of protective gear for action sports. POC produces and distributes advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” like skiing, snowboarding, and cycling, with a particular emphasis on safety and protection. POC, renowned for its design aesthetic, research, and innovation, is the recipient of numerous industry awards, including the Ski Industry Association and US Ski Team’s DesRoches Award for innovation in marketing and outstanding support and promotion of the US Ski Team and USSA club programs. Additionally, POC won ISPO awards in the ski category for the new Orbic helmet and Lids goggles. POC’s patented technologies continue to set new standards for construction, material combinations, and engineering for personal protection.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in alpine safety equipment. PIEPS offers a focused range of premium alpine performance products, including avalanche transceivers and probes, shovels, safety equipment, packs, and satellite-based devices for messaging, route tracking, and navigation. PIEPS is the only authorized European Iridium satellite network partner within the alpine sport and outdoor sectors. PIEPS’ Vector transceiver has garnered significant attention and awards as the first beacon to concurrently employ four antennae and GPS technology. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 80 patents and patents pending worldwide and hundreds of new product introductions since 1989. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas, which we believe provides a significant advantage that will drive our Company and industry to new levels. Our Salt Lake City headquarters, nestled in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees, many of whom are high-level performance athletes in these sports themselves, to test and refine our new products. We endorse several top athletes who evaluate our products in the field, providing valuable feedback and suggestions to our designers. In recent years, we have developed many innovative products that have revolutionized the active outdoor space including: a new line of freeride ski boots; trekking poles with FlickLock® technology; Z-Poles that can fold to one-third their size; the AvaLung® backpack; the Magnetron magnetically locking carabiner; the Vapor climbing helmet, one of the lightest climbing helmets on the market; and brighter, more compact and lighter-weight headlamps. We believe that our POC™ brand has brought a higher level of safety to ski racers and cyclists with patented protective gear technologies. We seek to design products that enhance our customers’ personal performance, safety, and comfort as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality, integrity, and safety that our brands are known for. We believe that our vertically integrated design and development process and enthusiastic employee base provide us with a unique competitive advantage to continue to drive future innovation for our Company and the industry we serve.

Diversified Portfolio by Brand, Product, Geography and Channel. Our business is highly diversified across brands, products, geographies, and channels. We operate a multi-brand platform with Black Diamond®, Gregory™, POC™, and PIEPS™ branded products spanning 33 single product categories addressing four primary categories of mountaineering, climbing, skiing, and wheels. No single product category accounts for more than 15% of annual sales. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 58% of our sales for the year ended December 31, 2012 generated outside the United States in approximately 50 countries. We have a highly diversified customer base and sell products in approximately 10,000 retail locations, including independent and specialty stores, our websites at www.blackdiamondequipment.com and www.pocsports.com, and other retail locations. We believe that our brand, product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution.

Scalable Global Operating Platform. We have developed a highly scalable global platform of manufacturing, sourcing, quality assurance, distribution, IT, and back office capabilities. We manufacture approximately 20% to 25% of our proprietary products in-house, which we believe is cost competitive and helps us maintain our competitive advantage over our peers. We also have a global network of high-quality strategic partners, many of whom we have had relationships with for over ten years, from which we source the remaining approximately 75% to 80% of our manufactured products. We have in-house quality assurance teams in our facilities in Salt Lake City, Zhuhai, China, and in Bataan, Philippines, the site of a large portion of our third party manufacturing, allowing for real-time testing and development. Our back-office functions, including supply chain management, warehousing, sourcing, and finance, run on our global ERP platform. Our scalable global operating platform provides for separate front-end operations, which allows our individual brands to remain unique to our customers and to retain brand ethos while benefitting from our global scale and back-end infrastructure. Additionally, we believe that we can efficiently insert new brands into the existing structure, as we did with the integration of Gregory Mountain Products and are in the process of doing with the POC and PIEPS operations.

Core Values Deeply Rooted in Organization. Our Company was founded with the vision of being one with the sports we serve, absolutely indistinguishable from them. Our mission is to profitably design, manufacture, and bring to market innovative and technical products of high quality, high performance, and exemplary durability that are targeted toward our primary customers – climbers, mountaineers, off-piste skiers, as well as ski racers and cyclists. We define ourselves on a five-pillar founding construct: passion and intimacy, innovation, efficiency, value and service, and style. We are guided by our ten commitments, which include pursuing market leadership, maintaining a global presence, supporting specialty retailing, and developing a sustainable competitive advantage. Our employees have a tight bond and shared enthusiasm for the active outdoors. The sports we collectively engage in have athleticism, adventure and commitment at their core, and our team shares these qualities throughout the organization. We take pride in our efforts to support conservation, education, and recreation groups that are on the frontlines of protecting and preserving the wild lands we love and depend on. These shared core values enable us to attract and retain like-minded, highly motivated employees with passion for the active outdoors.

Experienced and Incentivized Senior Management Team. Our senior management team has been involved in the operation, acquisition, and integration of several successful companies. Peter Metcalf, our lead-founder, President and Chief Executive Officer for over 23 years, boasts a lifetime of active participation in outdoor sports and a compelling track record in the outdoor/ski products industry. We are also supported by the skills and collective experience of Warren B. Kanders, our Executive Chairman, and Robert R. Schiller, our Executive Vice Chairman, who have substantial experience working together in managing operations and building public companies through strategic acquisitions and organic development, notably at Armor Holdings, Inc. Mr. Kanders and Mr. Schiller have worked together for the past 16 years. We have assembled a proven and talented global management team led by Mr. Metcalf. We have historically experienced very low management turnover, as our executives share a passion for outdoor recreation and an active lifestyle, and possess substantial experience in product development, marketing, and merchandising. The members of our Board of Directors and our executive officers, including Messrs. Kanders, Metcalf, and Schiller, are substantial stockholders of the Company and beneficially own approximately 32% of our outstanding common stock as of March 5, 2013, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth Strategy

We intend to achieve sustainable, profitable growth by expanding organically and through targeted, strategic acquisitions. Our goal is to become the number one premium active outdoor gear and lifestyle company.

Continue to service and grow existing retail accounts. Since our inception, we have developed strong relationships with our key retail partners through a mutual respect and admiration for the sports we serve. As the outdoor retail industry expands in terms of both sales and store count, we believe that we are well-poised to capitalize on this growth opportunity. Through our various corporate initiatives, including our trade introduction of a technical apparel line, the extension of our existing product portfolios, an emphasis on brand awareness and visual merchandising, and our general acquisition strategy, we plan to grow and service our existing retail accounts as well as foster new relationships.

Introduce New Product Technologies and Expand Existing Brands Into New Categories. We believe our new product extensions present opportunities, through both technological innovation and expansion into new categories. We have a long history of technical innovation, introducing hundreds of new products and growing sales at a 15% compound annual growth rate since 1989. We expect to continue this product innovation and see the potential for continued double-digit growth driven by future product innovation as well as increasing participation in the active outdoor sports that we serve. For instance, the Black Diamond Equipment Vapor helmet sandwiches a sheet of Kevlar and carbon rods in between expanded polystyrene (EPS) foam to create a helmet with exceptional venting and weighing 186 grams. Further innovation specific to climbing is evident with the new Camalot X4 camming protection devices which recently won Climbing Magazine’s Editor’s Choice with its sleek, flexible, and durable design.

We plan to expand our business into both adjacent and complementary product categories, including outdoor technical apparel. In the first half of 2011, we hired the director of technical apparel and gear from Patagonia to lead our apparel initiative and assemble a strong team. In 2012, we introduced to the trade our first apparel line which is expected to be in stores in Fall 2013. We believe that apparel represents the single largest growth opportunity for our brands and that our intimate understanding of the desired fit, performance, style, and aesthetics of products for the sports we serve will help us to be successful in this initiative. We have expanded our product offerings and grown our sales through innovation in ski boots, gloves, trekking poles, helmets, and headlamps and believe apparel represents a logical progression for our outdoor brands. We also believe that footwear may be another natural extension of our product offerings and expect to seek to enter that market in the future.

Broaden Distribution Footprint and Elevate Brand Profile. We believe there is a significant opportunity to expand our brand presence and penetration outside of the U.S. market. We believe that the European Alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond® and Gregory™ brands, positioning them as global brands with American roots and POC™ and PIEPS™ as global brands with Scandinavian and European roots, respectively. Furthermore, we plan to seek to bring some of our international distributors in-house, as we recently did with Gregory Mountain Products’ Japanese distribution, to seek to increase the number of doors we sell through and drive higher sales through new and existing doors. Our new visual merchandising initiative is expected to launch at retail in spring 2013 and will showcase our products more prominently. We believe a combination of these initiatives may elevate our brands to a “need to have” status internationally, similar to their status in the U.S. outdoor market, and may provide us with broader retail opportunities.

We believe that our presence in Asia, further solidified with the acquisition of Gregory Mountain Products’ distribution assets, also represents a significant growth opportunity. Gregory Mountain Products’ primary business in Asia is currently in Japan, where the brand enjoys a premium position as an iconic American brand. We believe that this success in Japan is driving business in Hong Kong, China, South Korea, and other key Asian markets. Additionally, through the combination with Black Diamond Equipment, Gregory™ branded products gained immediate access to the European market through Black Diamond Equipment’s legacy distribution platform. Likewise, we expect that our POC™ and PIEPS™ brands will derive similar benefits in specific geographic markets.

Pursue Selected Outdoor Acquisitions. The fragmented active outdoor industry is in part comprised of numerous, small-scale entrepreneurial brands, which we believe presents a significant opportunity for consolidation. We believe Black Diamond is viewed as an acquirer of choice due to our brand heritage as well as the benefits we can provide to potential targets through our global operating platform. We will seek to target acquisitions that will enable us to gain access to new product categories, geographies, and channels and increase our penetration of existing markets. We believe our management’s experience in identifying attractive acquisition targets, our proven integration process, and our global infrastructure creates a strong platform for future acquisitions. We believe that both POC and PIEPS, which we acquired in 2012, are good examples of the strategy in action.

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

Our Brands

Our Black Diamond®, Gregory™, POC™, and PIEPS™ brands represent the pinnacle of innovation, quality, and performance to our customers in the active outdoor industry. All have rich histories that we believe transcend age, ethnicity, and geography. All have reputations as pioneers in the industry, designing and manufacturing gear that has changed the history of their collective sports.

Black Diamond®

Founded in 1989, Black Diamond Equipment is devoted to fostering the enthusiasm and dreams necessary to design and manufacture what we believe to be the best climbing and skiing gear in the world. Black Diamond Equipment’s roots date back to 1957, when Chouinard Equipment Ltd. first manufactured rock climbing equipment. From its inspired beginning in 1957, Black Diamond Equipment has grown into a global company with operations on three continents. Since then, Black Diamond Equipment’s innovative gear designs have set the standards in numerous areas, including rock climbing, backcountry skiing, mountaineering, ice climbing, and trekking. This is the result of dedication, desire, and passion on the part of Black Diamond Equipment’s team of people who are climbers, skiers and mountaineers.

In 1992, Black Diamond Equipment responded to the needs of telemark skiers in their quest for more downhill ski control by introducing the T1, the world’s first plastic telemark ski boot in conjunction with Scarpa. Today, Black Diamond Equipment offers a full line of skis, boots, poles, and bindings for expert skiers and beginners alike. More recently, after considerable testing and extensive research, Black Diamond Equipment unveiled the AvaLung®, and later, AvaLung-equipped packs (essential tools for backcountry safety) that are designed to allow the user to breathe under snow if buried in an avalanche.

Black Diamond Equipment also introduced the Turbo ExpressTM Ice Screw and CobraTM Ice Tool, which are perfectly matched to the attitudes and needs of today’s extreme ice climbs and mixed routes. For rock climbers, Black Diamond Equipment designed and built the world’s first wire-gate carabiner, the HotWireTM. Stronger, lighter, and easier to clip than previous carabiners, the HotWire proved that a seemingly basic design like a carabiner could be improved to meet the continuing demands of the sport.

Today, our commitment to the founding principles of Black Diamond Equipment remains as unwavering as ever. After 55 years, Black Diamond Equipment has grown to include operations in the United States, Europe, and Asia. We strive to serve the spirit for all the sports we serve, and the sports’ values and goals, past, present, and future. Black Diamond Equipment’s intimacy with skiing, climbing, and mountaineering is proven by more than 20 awards we have received for skis and boots in 2012 from titles such as National Geographic, Men’s Journal, Outside, Skiing, Powder, and Backcountry magazines. Similarly, the progressive Magnetron carabiner won accolades from Popular Science, Outside, Men’s Journal, Red Dot (Germany) iF Design Awards (Germany), Climbing, Urban Climber, and National Geographic.

Gregory™

Founded in 1977, Gregory Mountain Products designs and builds backpacks for mountaineers and hikers, as well as for everyday customers seeking outdoor-inspired lifestyle bags for urban and suburban living. Gregory Mountain Products sets the standard in the backpacking and mountaineering industry with its reputation for durability, fit, and performance. Our robust Gregory™ branded product line spans such diverse uses as trail running, mountain biking, expedition mountaineering, trekking, fast-packing, day hiking, multi-day backpacking, travel, and lifestyle packs. Gregory™ branded backpacks are in use on the Appalachian Trail, the Pacific Crest Trail, mountaineering expeditions, trail runs around the globe, family car camping, and airports everywhere.

Gregory Mountain Products was the first manufacturer to understand the benefits of building backpacks in differing frame sizes and the first to devise a scale that measured torso lengths to achieve a correct match between customer and pack size. In addition, Gregory Mountain Products was the first to offer a range of waist belts and shoulder harnesses in different sizes (in both men’s and women’s models). Gregory Mountain Products also pioneered a waist belt system that automatically adjusts to fit different hip angles, which improves load transfer into the lumbar region of the back to improve its overall comfort when carrying weight. Over fifteen years ago, Gregory Mountain Products began developing a line of urban lifestyle packs for the market in Asia, based on the heritage of the brand and its California origins. The introduction of these lifestyle packs extended Gregory Mountain Product’s customer base significantly beyond the technical product category.

The guiding principal at Gregory Mountain Products remains as strong today as 35 years ago when the company first began making packs – that a properly fitted backpack leads to considerably more enjoyment for the hiker, backpacker, and mountaineer to follow their pursuits. This focus and drive has resulted in numerous awards for pack design from such diverse media outlets as Backpacker Magazine, Outside Magazine, National Geographic Adventure, Popular Science, Men’s Journal, Consumers Digest, and Alpinist Magazine. In 2012, Gregory Mountain Products introduced new product offerings seeking to expand the appeal of the brand and broaden consumer interest with award winning travel luggage. In spring 2013, Gregory Mountain Products expects to debut a new trail running hydration system in addition to new offerings in technical backpacks and lifestyle travel.

POC™

Founded in 2004, POC produces and distributes to 27 countries advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” like skiing, snowboarding, and cycling, with a particular emphasis on safety and protection.

POC, renowned for its design aesthetic, research, and innovation, is the recipient of numerous recent industry awards in 2013, including the Ski Industry Association and US Ski Team’s DesRoches Award for innovation in marketing and outstanding support and promotion of the US Ski Team and USSA club programs. Additionally, POC won ISPO awards in the ski category for the new Orbic helmet and Lids goggles. POC’s patented technologies continue to set new standards for construction, material combinations, and engineering for personal protection.

PIEPS™

Founded in 2006, with roots dating back to 1972, PIEPS is recognized as an innovator and technology leader in alpine safety equipment. PIEPS offers a focused range of premium alpine performance products, including avalanche transceivers and probes, shovels, safety equipment, packs, and satellite-based devices for messaging, route tracking, and navigation. PIEPS is the only authorized European Iridium satellite network partner within the alpine sport and outdoor sectors. PIEPS’ Vector transceiver has garnered significant attention and awards as the first beacon to concurrently employ four antennae and GPS technology. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides.

Our Products

We have developed a reputation for designing, manufacturing, and distributing products considered to be both innovative and dependable in their respective market niches. Our commitment to designing innovative, durable, and reliable products that enhance our customers’ capabilities, comfort, and safety in their outdoor endeavors will remain our hallmark and mission. In addition to function, we believe our products’ unique aesthetic appearance is another hallmark that distinguishes us in the outdoor marketplace. Our products have won numerous awards from industry magazines including Alpinist, Backcountry, Backpacker, Climbing, Consumers Digest, Freeskier, National Geographic Adventure, Men’s Journal, Outside, Popular Science, Powder, Rock & Ice, Ski, and Skiing.

Our products span 33 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, skiers, cyclists, outdoor enthusiasts, and travelers, providing seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. We design many of our products for extreme applications, such as high altitude mountaineering, ice and rock climbing, mountain and road riding, as well as backcountry, freeride, alpine skiing, and race skiing. Generally, we divide our product offerings into the following four primary categories:

•	Climb: Our climb line consists of technical equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, harnesses, climbing packs, crampons, technical and mountaineering ice axes, ice and rock protection devices, and various other climbing accessories. Our climb line represented approximately 26% of our sales during the year ended December 31, 2012.

•	Ski: Our ski line consists of helmets, AvaLung avalanche backpacks, winter packs for skiing and snowboarding, bindings, body armor, boots, goggles, poles, skis, skins, snow gloves, snow packs, and avalanche safety devices, including transceivers, probes, and shovels. Our ski line represented approximately 23% of our sales during the year ended December 31, 2012.

•	Mountain: Our mountain line consists of mountaineering backpacks for backpacking, expeditions, alpinism, endurance sports, and an array of day uses in both the outdoor and urban environments. We also offer lifestyle packs, travel luggage, gaiters, gloves, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 50% of our sales during the year ended December 31, 2012.

•	Wheels: Our wheels line consists of helmets, body armor, goggles, eyewear, gloves, hydration packs, and apparel for road and mountain biking. Our wheels line represented approximately 1% of our sales during the year ended December 31, 2012.

Product Design and Development

We are a company founded on innovation and believe that our success is uniquely tied to our ability to consistently introduce new product innovations across all of our brands. We have a long history of technical innovation and product development, introducing hundreds of new products since 1989, with over 80 patents and patents pending worldwide. In recent years, we have developed many innovative products that we believe have revolutionized the active outdoor space. For example, in 2008, we introduced a new line of freeride ski boots featuring revolutionary ski/walk performance. We have also been an innovator in trekking poles, introducing the first poles with FlickLock® technology that allow a single-handed locking mechanism and Z-Poles that can fold to one-third their size. Our innovations in lighting have re-defined the headlamp niche by taking simple components and combining them in a unique manner. The AvaLung® backpack is a unique safety device that is designed to help adventurers survive an avalanche by increasing the amount of time a person can breathe while trapped under snow. The effectiveness of the Avalung® was tested by doctors and scientists, who published their results in the Journal of the American Medical Association in 2000.

POC has quickly established its reputation for sleek design and safety in the helmet and protection ranks in gravity sports such as skiing, snowboarding, and cycling. POC™ was one of the first helmet brands to use MIPS (Multi-directional Impact Protection Systems) to combat rotational impact which is common in most action sports falls. Similarly, PIEPS™, a brand name synonymous with avalanche beacons, is the first company to combine GPS technology and four antennae in the new Vector transceiver.

Each person involved in our product design and development process shares a passion for the active outdoor sports that we serve and strives to develop and iterate new ideas. We regularly rotate our designers and engineers across product categories as we believe this fosters creative inspiration. We conduct our product research and design activities at our locations in Salt Lake City, Utah, Stockholm, Sweden, and Lebring, Austria and conduct product evaluations at our offices located near Basel, Switzerland.

Our employees’ passion and intimacy with our core outdoor activities helps foster new and innovative ideas. Our in-house research and development teams engage in all stages of planning, conceptualization, design, development, commercialization, and production. Our vertically integrated process allows our design team to conduct market research, brainstorm, plan product lines, prototype, and review designs before turning them over to our engineers to begin the development and production of the product. Quality assurance and control are a key component of our development process and products undergo rigorous in-house and field-testing at regular stages of the process. Our Salt Lake City headquarters, in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees to test our new products. Likewise, our European locations provide quick access to their products intended environments. Additionally, the athletes who we endorse evaluate our products in the field and provide valuable feedback and suggestions to our designers. We believe this collaborative interaction helps preserve the brand image, authenticity, quality, and performance.

We are typically able to bring new products from concept to market in approximately 24 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred. As of December 31, 2012, we had 73 employees dedicated to research and development and have spent approximately $12.6 million in connection with research and development activities over the last three calendar years. This does not include amounts incurred by POC and PIEPS during this entire time, which we acquired during 2012, and both have dedicated teams to their respective significant research and development activities.

Customers

We market and distribute our products in approximately 50 countries, primarily through independent specialty stores and specialty chains, including premium sporting goods and outdoor recreation stores and consumer catalogs, in the United States, Canada, South America, New Zealand, Europe, Asia, Australia, and Africa. Outside of North America and Europe, we also sell our products through independent global distributors into specialty retail stores. In addition, our GregoryTM branded products are sold through licensed Gregory retail stores in Tokyo, Japan, Seoul, South Korea, and Taiwan. We also sell our products directly to customers through our wholly-owned Black Diamond retail store in Salt Lake City, Utah, POC retail store in Chamonix, France, as well as online at www.blackdiamondequipment.com and www.pocsports.com.

We have long-standing relationships with our specialty retail customers and maintain our commitment to continue to sell through this channel. We have a highly diversified customer base and sell products in approximately 10,000 retail locations, with the bulk of our business being done through independent retailers.

Our end users include a broad range of consumers, including mountain climbers, winter outdoor enthusiasts, backpackers and campers, cyclists, ski racers, top endurance trail runners, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and well-designed products to enhance their performance and safety in a multitude of outdoor activities in virtually any climate. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2012, REI accounted for approximately 14% of our sales. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

We deploy our sales force by geographic region with a focus on providing our products to a broad spectrum of active outdoor enthusiasts, from core rock climbers and mountaineers to first-time skiers and cyclists. Within each of our brands, we strive to create a unique look and image for our products using enhanced in-store merchandising displays and techniques to communicate those differences to our customer.

In 2011, we re-strategized our marketing strategy with the goal of creating a truly seamless, "consumer-centric" approach that complements our strong relationships with our specialty retail partners. As part of this, we are currently in the process of launching our new Visual Merchandising Initiative, which we expect will grow Black Diamond® brand awareness globally and increase our merchandised presence at the retail level. We are in the middle of deploying a five-year visual merchandising plan and vision. As part of that plan, we are engaging a visual merchandising design firm and partner with global retailers to build well-branded and retail-appropriate branding kits, fixturing, and window kits. In addition, we’re currently exploring ways to incorporate market and brand research into our sales and marketing program. As a regular part of our marketing program, we use various promotions, on both a local and global level as well as public relations campaigns to promote our brands.

For the past 20 years, we’ve established and maintained ongoing relationships with professional athletes who excel at the sports of climbing, mountaineering, skiing, and cycling. These top athletes evaluate our products in the field with demanding use and under punishing conditions, providing valuable feedback and suggestions to our designers. They also promote our products at events, tradeshows and while in the field pursuing their sports. Finally, we believe they are invaluable at establishing brand authenticity with customers.

Our award-winning online marketing campaign is designed to increase consumer demand and awareness by connecting directly with our customer base as well as potential customers through www.blackdiamondequipment.com, www.gregorypacks.com, www.pocsports.com, www.pieps.com, and a variety of social media outlets. Our online flagship marketing vehicles are www.blackdiamondequipment.com and www.pocsports.com, where we seek to give consumers in depth insight into our research and technology efforts, including helmet and protection design in the POC Lab, educate consumers, drive excitement for our products, and provide a memorable ecommerce experience for core athletes and beginners alike.

This past year we have focused heavily on evolving our approach to social media and online marketing (email, paid and organic search) with the goal of increasing qualified visitation to our websites. The broader goal is and remains to offer our customer a best-in-class, intuitive, consistent, two-way conversation that enables them to interact with our brands in a manner consistent with the expectations set by the very products that have founded the Company. Part of this effort includes the development and nurturing of social media outlets as stand-alone Black Diamond® brand outposts. These outposts engage our most enthusiastic brand advocates with product updates, information regarding our sponsored athletes, their accomplishments and in turn, better help us create a sense of brand community while reinforcing brand identity. This past year has seen us grow our Facebook "Likes" by 30% to 102,000, and the  progress in our online marketing programs enabled the online business to achieve a record 34% year-over-year.

Our social media strategy is to lever the strength of our growing fan bases as extremely well-targeted segments for brand-rich communications. We will seek to increase Facebook fan bases for all of the Company’s brands, curating original content uniquely suited to our communities, Facebook advertising and the launch of Facebook-exclusive interactive applications and raffles. We are seeking to increase our Twitter followers by posting unique and timely content, including product updates and information as well as posts regarding our sponsored athletes and their endeavors.

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

The story of Black Diamond Equipment is based on our history as a manufacturer of precisely engineered rock climbing equipment. As we have grown in both capacity and capability, we have increased our reliance on automation but still maintain the notion of craftsmanship melded to engineering as a driving force for what we manufacture. We operate two manufacturing facilities. The first, located in Salt Lake City, Utah, specializes in the fabrication of highly engineered and tightly controlled components and a short-list of finished products. We have made significant investments in sophisticated, automated, and custom built equipment, including cold & hot-forging, laser cutting, heat-treating, CNC turning, machining and milling, and tool making. Our research and development and design teams are primarily situated at this facility.

The second facility, located in Zhuhai, China, specializes in finishing operations and assembly for the vast majority of products that we manufacture ourselves. This operation includes very sophisticated, automated, multi-station, internet accessible testing equipment and one of only a handful of clean, close-loop, automated anodizing installations in southeast China. These two facilities operate in tandem and as extensions of each other, representing a true core competency. In 2012, we established a wholly-owned, state-of-the-art ski manufacturing factory adjacent to our Zhuhai, China operations. We plan to continue to expand our Asian manufacturing capabilities over the next 12 to 18 months.

We manufacture approximately 20% to 25% of our products, including nearly all climbing hard goods, in our facilities in the United States and Asia. The remaining approximately 75% to 80% of our products are also manufactured to our specifications in third-party, independently-owned facilities in China and the Philippines. We keep employees and agents on-site at these third-party, independently owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

In 2006, we established Black Diamond Sporting Equipment (ZFTZ) Co. Ltd. (“Black Diamond Asia”), a wholly-owned subsidiary of Black Diamond Equipment, in southeast China. Black Diamond Asia’s facility in southeast China is a Black Diamond Equipment-managed 100,000 sq. ft. facility that is operated and staffed by our employees. Each piece of equipment is tested to the same degree at the Black Diamond Asia facility as it is at our Salt Lake City facility. Each of those facilities relies on identical, thoroughly documented systems and procedures to ensure consistent quality and safety for every piece of gear we put our name on. Black Diamond’s Salt Lake City and Zhuhai manufacturing and distribution facilities are ISO 9001–2008 certified by an independent certifying agency. Both facilities are audited yearly by an independent certifying agency to ensure that Black Diamond’s quality management system meets the requirements of ISO 9001–2008 and to ensure that Black Diamond’s certified products meet the necessary certification requirements.

Sourcing

We source raw materials and components from a variety of suppliers. Our primary raw materials include aluminum, steel, nylon, corrugated cardboard for packaging, electrical components, plastic resin, urethane, and various textiles, foams, and fabrics. The raw materials used in the manufacture of our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

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

The engineering prowess of the quality assurance group (much like that of the manufacturing team) is a core competency that Black Diamond seeks to leverage across all product lines and brands.

Global Distribution

In addition to manufacturing in our Zhuhai facility, we also run our own global distribution and quality control operations.  Having these functions located close to the source of much of our product allows us to aggregate, inspect, warehouse, and then distribute goods coming from an extremely diverse group of small to mid-size vendor partners.  Our distribution model allows us to ship a broad cross-section of our product line in smaller quantities to our own global distribution centers and to those of our Independent Global Distributors (IGD) more frequently and at lower transportation and logistics costs.

Competition

Because of the diversity of our product offerings, we compete by niche with a variety of companies. Our products must stand up to the high standards set by the world’s elite mountain climbers, alpine skiers, adventurers, and cyclists. In the outdoor industry, quality and durability are paramount among these athletes who rely on our products to withstand some of the world’s most extreme conditions. In addition to extreme adventurers and racers, we believe all outdoor enthusiasts benefit from the high-quality standards of our products. We also believe our products compete favorably on the basis of product innovation, product performance, marketing support, and price.

The popularity of various outdoor activities and changing design trends affect the desirability of our products. Therefore, we seek to anticipate and respond to trends and shifts in consumer preferences by adjusting the mix of available product offerings by developing new products with innovative performance features and designs, and by marketing our products in a persuasive and memorable fashion to drive consumer awareness and demand. Failure to anticipate or respond to consumer needs and preferences in a timely and adequate manner could have a material adverse effect on our sales and profitability.

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl, and Mammut.

•	Ski: Our skiing equipment and accessories, such as skis, ski bindings, poles, transceivers, and boots, compete with products from competitors such as Atomic, Arc’Teryx, Backcountry Access, Dynafit (Salewa), Dynastar (Lange), K2, Marker, Nordica, Ortovox, Rossignol, Salomon, Scarpa, Scott, and Volkl.

•	Mountain: Our mountaineering products, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Mammut, Deuter, Kelty, Leki, Komperdell, Marmot, Mountain Hardwear, Mountainsmith, Osprey, Dakine, Sierra Designs, and The North Face.

•	Wheels: Our wheels products, such as helmets, body armor, goggles, eyewear, and gloves, compete with products from companies such as Giro, Smith, K2, Uvex, and Oakley.

In addition, we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Eastern Mountain Sports, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, skiing, and mountaineering products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond, Diamond "C" and Gregory logos, Black Diamond®, ATC®, Camalot®, Gregory™, AvaLung®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol™, Bibler®, "Use.Design.Build.Engineer.Repeat"™, POC™, and PIEPS™, create international brand recognition for our products.

We believe our brands have an established reputation for high quality, reliability, and value, and accordingly, we actively monitor and police our brands against infringement to ensure their viability and enforceability.

In addition to trademarks, we hold over 80 patents and patents pending worldwide for a wide variety of technologies across our product lines.

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

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, body armor, eyewear, goggles, headlamps, helmets, lanterns, packs, trekking poles, and tents and in the third and fourth quarters for our ski, glove, avalanche safety, and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 55% of our sales while spring/summer represents approximately 45% of our sales.

Working capital requirements vary throughout the year. We fund our working capital through the use of our line of credit, which is classified as a long-term liability. Working capital increases during the first and third quarters of the year as inventory builds to support peak shipping periods and then decreases during the second and fourth quarters of the year as those inventories are sold and accounts receivable are collected, which cash collected is then used to pay down the outstanding amounts on the line of credit. Cash provided by operating activities is substantially higher in the first half of the year due to reduced working capital requirements.

Environmental Matters

Our operations are subject to federal, state, and local environmental, health and safety laws and regulations, including those that impose workplace standards and regulate the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of materials and substances including solid and hazardous wastes. We believe that we are in material compliance with such laws and regulations. Further, the cost of maintaining compliance has not, and we believe in the future, will not have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. Due to the nature of our operations and the frequently changing nature of environmental compliance standards and technology, we cannot predict with any certainty that future material capital or operating expenditures will not be required in order to comply with applicable environmental laws and regulations.

Employees

As of December 31, 2012, we had 696 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2012 are as follows:

Warren B. Kanders, 55, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Robert R. Schiller, 50, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Peter R. Metcalf, 57, has served as our President, Chief Executive Officer and director since May 2010. Mr. Metcalf served as the Chief Executive Officer and Chairman of the Board of Directors of Black Diamond Equipment since co-founding it in 1989 until the completion of the Company’s acquisition of Black Diamond Equipment in May 2010. He is a graduate of the University of Colorado, with a major in Political Science. He also earned a Certificate in Management from the Peter Drucker Center of Management.

Robert N. Peay, 45, is our Chief Financial Officer, Secretary and Treasurer. Mr. Peay had been the Chief Financial Officer of Black Diamond Equipment since 2008. Mr. Peay joined Black Diamond Equipment in 1996 where he previously served as Accounting Manager and Financial Controller. Before joining Black Diamond Equipment, Mr. Peay worked in public accounting for two years with Arthur Andersen & Co. Mr. Peay received a Master’s degree in addition to a Bachelor of Science in Accounting from the University of Utah. He has been a Certified Public Accountant since 1996.

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

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff, including an in-house legal counsel, who focus on the appropriate disclaimers and markings and testing and seek to assure the quality and safety of our products. We stay current with the law to seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our operations meet and are certified to International Personal Protective Equipment (PP) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death.

We remain exposed to product liability claims by the nature of the products we produce. Exposure occurs if one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability, and a breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

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

We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations, and financial condition.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2012, REI accounted for approximately 14% of sales.  Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions and the current global financial crisis.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America, Europe and to a lesser extent, Asia, Central and South America, which have recently deteriorated significantly and may remain depressed, or be subject to further deterioration, for the foreseeable future. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks, and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations, and financial condition.

Purchases of many consumer products are discretionary and tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect consumer discretionary spending patterns, our sales, and our results of operations. In particular, decreased consumer confidence or a reduction in discretionary income as a result of unfavorable macroeconomic conditions may negatively affect our business. If the current macroeconomic environment persists or worsens, consumers may reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our business, financial condition, and results of operations.

Changes in the retail industry and markets for consumer products affecting our customers or retailing practices could negatively impact existing customer relationships and our results of operations.

We sell our products to retailers, including sporting goods and specialty retailers, as well as direct to consumers. A significant deterioration in the financial condition of our major customers could have a material adverse effect on our sales and profitability. We regularly monitor and evaluate the credit status of our customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations, and financial condition.

In addition, as a result of the desire of retailers to more closely manage inventory levels, there is a growing trend among retailers to make purchases on a “just-in-time” basis. This requires us to shorten our lead time for production in certain cases and more closely anticipate demand, which could in the future require us to carry additional inventories.

We may be negatively affected by changes in the policies of our retailer customers, such as inventory destocking, limitations on access to and time on shelf space, use of private label brands, price demands, payment terms, and other conditions, which could negatively impact our results of operations.

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

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabiners, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of winter sports equipment such as our skis, boots, bindings, and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations, and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

Competition in our industries may hinder our ability to execute our business strategy, achieve profitability, or maintain relationships with existing customers.

We operate in a highly competitive industry. In this industry, we compete against numerous other domestic and foreign companies. Competition in the markets in which we operate is based primarily on product quality, product innovation, price, and customer service and support, although the degree and nature of such competition vary by location and product line. Some of our competitors are more established in their industries and have substantially greater revenue or resources than we do. Our competitors may take actions to match new product introductions and other initiatives. Since many of our competitors also source their products from third parties, our ability to obtain a cost advantage through sourcing is reduced. Certain of our competitors may be willing to reduce prices and accept lower profit margins to compete with us. Further, retailers often demand that suppliers reduce their prices on existing products. Competition could cause price reductions, reduced profits or losses or loss of market share, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our growth depends to a significant degree upon our ability to expand existing relationships with current customers or develop new customer relationships. We cannot guarantee that new customers will be found, that any such new relationships will be successful when we do get them, or that business with current customers will increase. Failure to develop and expand such relationships could have a material adverse effect on our business, results of operations, and financial condition.

If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours, which could adversely affect our market share and results of operations.

Our success with our proprietary products depends, in part, on our ability to protect our current and future technologies and products and to defend our intellectual property rights. If we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our trademarks, patents, and trade secrets.

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

Changes in foreign, cultural, political, and financial market conditions could impair our international operations and financial performance.

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan or where economies have suffered economic, social and/or political instability or hyperinflation, or where the ability to repatriate funds has been delayed or impaired in recent years, such as China. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline. The economies of other foreign countries important to our operations, including other countries in Asia and Europe, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

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

We believe that our future success will depend, in part, upon our ability to continue to introduce innovative design extensions for our existing products and to develop, manufacture, and market new products. We cannot assure you that we will be successful in the introduction, manufacturing, and marketing of any new products or product innovations, or develop and introduce, in a timely manner, innovations to our existing products that satisfy customer needs or achieve market acceptance. Our failure to develop new products and introduce them successfully and in a timely manner, and at favorable margins, would harm our ability to successfully grow our business and could have a material adverse effect on our business, results of operations, and financial condition.

Our operating results can be adversely affected by changes in the cost or availability of raw materials.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic, and international economic conditions, labor costs, production levels, competition, consumer demand, import duties, and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may therefore have a material adverse effect on our business, results of operations, and financial condition.

During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sale prices and, to the extent we have existing inventory, lower margins. We currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations, and financial condition.

Supply shortages or changes in availability for any particular type of raw material can delay production or cause increases in the cost of manufacturing our products. We may be negatively affected by changes in availability and pricing of raw materials, which could negatively impact our results of operations.

Our operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political, and economic risks.

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

Approximately 58% of our sales for the year ended December 31, 2012 were earned in international markets.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations.

A significant portion of our products sold were produced by and purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by our manufacturing facilities located in Utah and China. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

•	political or labor instability in countries where our facilities, contractors, and suppliers are located;

•	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

•	heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

•	disease epidemics and health-related concerns, such as the H1N1 virus, bird flu, SARS, mad cow, and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargo of our goods produced in infected areas;

•	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•	imposition of duties, taxes and other charges on imports; and

•	imposition or the repeal of laws that affect intellectual property rights.

Our business is subject to foreign, national, state, and local laws and regulations for environmental, employment, safety, and other matters. The costs of compliance with, or the violation of, such laws and regulations by us or by independent suppliers who manufacture products for us could have an adverse effect on our business, results of operations and financial condition.

Numerous governmental agencies in the United States and in other countries in which we have operations, enforce comprehensive national, state, and local laws and regulations on a wide range of environmental, employment, health, safety, and other matters. We could be adversely affected by costs of compliance or violations of those laws and regulations. In addition, the costs of products purchased by us from independent contractors could increase due to the costs of compliance by those contractors. Further, violations of such laws and regulations could affect the availability of inventory, thereby affecting our net sales.

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

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition, and/or operating results as well as our ability to effectively execute our acquisition strategy.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute our acquisition strategy, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products, which could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

We may not be able to adequately manage our growth.

We have expanded, and are seeking to continue to expand, our business. This growth has placed significant demands on our management, administrative, operating, and financial resources as well as our manufacturing capacity capabilities. The continued growth of our customer base, the types of products offered and the geographic markets served can be expected to continue to place a significant strain on our resources. Personnel qualified in the production and marketing of our products are difficult to find and hire, and enhancements of information technology systems to support growth are difficult to implement. Our future performance and profitability will depend in large part on our ability to attract and retain additional management and other key personnel, as well as our ability to increase and maintain our manufacturing capacity capabilities to meet the needs of our current and future customers. Any failure to adequately manage our growth could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

Although we have limited experience in developing new products outside of our core markets of rock-climbing, mountaineering, and skiing equipment, our plans call for significant investments in a short period of time to allow us to enter into new lines, such as apparel, and these investments and our plans in general may be delayed.

We plan to expand our brand into new categories such as apparel over the next five years, and we anticipate an initial launch of our first apparel line as early as fall 2013. We have limited experience in developing apparel products. Our ability to develop apparel products, for instance, is dependent upon our making significant investments to attract and retain executives with the skills and expertise to develop, launch, and sell an apparel line and to establish the necessary design, manufacturing, and testing processes. If we are unable to attract the necessary talent, or otherwise fail to set up the necessary processes for our apparel line, or for other new lines contemplated by our business plan, our growth plans may be delayed or diminished, which could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

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

In addition, the Company’s credit facility contains other affirmative and negative covenants, including the requirements to maintain a minimum level of earnings before interest, tax, depreciation, and amortization, tangible net worth and asset coverage. The Company’s ability to comply with these covenants is dependent on its future performance, which will be subject to many factors, some of which are beyond its control, including prevailing economic conditions. Any failure to comply with the restrictions of our credit facility or any subsequent financing agreements may result in an event of default. An event of default may allow the creditors, if the agreements so provide, to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. In addition, the lender under our credit facility may be able to terminate any commitments it had made to supply us with further funds. If we default on the financial covenants in our credit facility, our lender could exercise all rights and remedies available to it, which could have a material adverse effect on our business, results of operations and financial condition.

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

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our assets, revenues, costs, and earnings are denominated in other currencies, such as the Euro and the Swiss Franc.  Changes in the relation of these and other currencies to the U.S. dollar will affect the carrying value of our international assets as well as our sales and profitability and could result in exchange losses. For example, a devaluation of the Euro would negatively impact the carrying value of our assets in Europe and our results of operations because the earnings and assets in Europe would be reduced when translated into U.S. dollars.

Additionally, as the Company has substantial operations and assets located outside the United States, foreign operations expose us to foreign currency devaluations or fluctuations that could have a material adverse impact on our business, results of operations and financial condition based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar, both for purposes of actual conversion and financial reporting purposes. The impact of future exchange rate devaluations or fluctuations on our results of operations cannot be accurately predicted. There can be no assurance that the U.S. dollar foreign exchange rates will be stable in the future or that fluctuations in financial or foreign markets will not have a material adverse effect on our business, results of operations, and financial condition.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission regulations and NASDAQ rules, are creating uncertainty for companies such as ours.  These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity.  As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

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

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders, Peter Metcalf and Robert R. Schiller, beneficially own approximately 32% of our outstanding common stock as of March 5, 2013. As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

We have outstanding an aggregate of 31,763,062 shares of our common stock as of March 5, 2013. This includes 7,335,284 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, that he has hypothecated and/or pledged as security for loans from financial institutions, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2012, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe and Asia. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Owned/Leased

China Distribution and Manufacturing Facilities:	Free Trade Zone, Zhuhai City, Guangdong Providence, PR China	Leased

Europe Headquarters:	Reinach, Switzerland	Leased

POC Sales and Marketing Office:	Stockholm, Sweden	Leased

Japan Headquarters:	Yokohama City, Japan	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “BDE”. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2012
First Quarter	$10.05	$7.23
Second Quarter	$10.10	$8.63
Third Quarter	$10.63	$8.26
Fourth Quarter	$10.02	$7.64

Year ended December 31, 2011
First Quarter	$7.98	$6.09
Second Quarter	$8.50	$6.56
Third Quarter	$9.34	$6.50
Fourth Quarter	$9.05	$6.00

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2007 and ending on December 31, 2012 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2007. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Black Diamond, Inc.	$100.00	$72.03	$72.03	$134.07	$126.61	$138.98
The Russell 2000 Index	$100.00	$65.20	$81.64	$102.30	$96.72	$110.88
NASDAQ Global Select Market	$100.00	$60.44	$87.00	$101.59	$100.29	$116.27

Stockholders

On March 5, 2013, the last reported sales price for our common stock was $7.99 per share. As of March 5, 2013, there were 164 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Recent Purchases of our Registered Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2012:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	2,706,500	$9.88	5,014,783

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	3,506,500	$9.62	5,014,783

(1) Consists of stock options and restricted stock awards issued under the Amended and Restated Stock Incentive Plan of Clarus Corporation (the “2000 Plan”). Also consists of stock options issued and issuable under the 2005 Plan.

(2) Includes options granted to the Company’s Executive Chairman Warren B. Kanders on December 20, 2003 to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(3) Includes options granted to the Company’s Executive Chairman Warren B. Kanders on December 20, 2003 to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$175,877	$145,775	$75,912	$-	$-
Gross profit	67,264	56,352	23,732	-	-
Operating income (loss)	2,176	4,866	(16,367)	(5,552)	(4,873)
Net income (loss)	1,952	4,892	51,190	(4,845)	(2,402)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$0.07	$0.22	$2.58	$(0.29)	$(0.14)
Diluted earnings (loss) per share	0.06	0.22	2.56	(0.29)	(0.14)

Weighted average common shares outstanding for earnings per share:
Basic	29,817	21,845	19,815	16,867	16,867
Diluted	30,126	22,046	20,022	16,867	16,867

	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Total current assets	$104,542	$76,997	$62,603	$83,095	$86,145
Total assets	320,786	227,727	212,679	83,791	87,177

Long-term obligations, net of current	46,543	38,536	30,241	446	-
Total liabilities	72,780	55,553	49,757	2,159	793

Total stockholders' equity	248,006	172,174	162,922	81,632	86,384

	Predecessor Company (Note 1 of our consolidated financial statements)
	Period from July 1, 2009 to May 28,	Year Ended June 30,
	2010	2009	2008
	(in thousands)
Statement of Operations Data:
Sales	$87,081	$83,956	$77,793
Gross profit	33,920	30,564	28,589
Operating income	7,708	4,629	3,558
Net income	6,242	2,285	2,057

	June 30,
	2009	2008
Balance Sheet Data:
Total current assets	$39,034	$35,419
Total assets	50,904	44,537

Long-term obligations, net of current	14,796	11,228
Total liabilities	27,672	22,971

Total stockholders' equity	23,232	21,566

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Annual Report on Form 10-K we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy; the Company's ability to successfully integrate and grow acquisitions; the Company's exposure to product liability of product warranty claims and other loss contingencies; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company's financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our,” or “us,”) is a global leader in designing, manufacturing, and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling, and a wide range of other year round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™, and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts, and consumers interested in outdoor-inspired gear for their urban activities.  Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor industry and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability, and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear), technical backpacks and high-end day packs, travel luggage, lifestyle packs, tents, trekking poles, headlamps and lanterns, and gloves and mittens. We also offer advanced design helmets, body armor, and goggles for skiing, mountain and road cycling, eyewear, skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes, as well as satellite-based devices for messaging, tracking, and navigation.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products (which may be referred to as “Gregory Mountain Products” or “GMP”) (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes (see Note 3 of our consolidated financial statements for a more detailed explanation of the acquisition). The Predecessor does not include Gregory Mountain Products. On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In June 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Critical Accounting Policies and Use of Estimates

Management’s discussion of financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to derivatives, revenue recognition, income taxes, and valuation of long-lived assets, goodwill, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

We believe the following critical accounting policies include the more significant estimates and assumptions used in the preparation of our consolidated financial statements. Our accounting policies are more fully described in Note 1 of our consolidated financial statements.

•	We use derivative instruments to hedge currency rate movements on foreign currency denominated sales. We enter into forward contracts, option contracts, and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of our forecasted sales denominated in foreign currencies. These derivatives are carried at fair value on our consolidated balance sheets in other assets and accrued liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to earnings in the period the underlying hedged item is recognized in earnings.

We use operating budgets and cash flow forecasts to estimate future sales and to determine the level and timing of derivative transactions intended to mitigate such sales in accordance with our risk management policies. If the forecasted sales levels are not reached, our derivative instruments may be deemed to be not effective which may result in foreign currency gains and losses being recorded in our statement of comprehensive income, which could materially affect our financial position and results of operations.

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

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conductions by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

•	Our depreciation policies for property and equipment reflect judgments on their estimated economic lives and residual value, if any. Our amortization policies for intangible assets reflect judgments on the estimated amounts and duration of future cash flows expected to be generated by those assets. We review property and definite-lived intangible assets for possible impairment whenever events or changes in circumstances indicate that it is more likely than not that the carrying amount of an asset may not be fully recoverable. We test for possible impairment at the asset or asset group level, which is the lowest level for which there are identifiable cash flows. We measure recoverability of the carrying value of an asset or asset group by comparison with estimated undiscounted cash flows expected to be generated by the asset. If the total of undiscounted cash flows exceeds the carrying value of the asset, there is no impairment charge. If the undiscounted cash flows are less than the carrying value of the asset, we estimate the fair value of the asset based on the present value of its future cash flows and recognize an impairment charge for the excess of the asset’s carrying value over its fair value.

•	Indefinite−lived intangible assets, consisting of trademarks are not subject to amortization. Rather, we qualitatively evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. If our analysis leads us to believe that it is more likely than not that the carrying value of an asset may exceed its fair value, we perform a quantitative analysis based on an income approach using the relief−from−royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•	We assess the recoverability of the carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, it is not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2012 Compared to Consolidated Year Ended December 31, 2011

The following presents a discussion of consolidated operations for the year ended December 31, 2012, compared with the consolidated year ended December 31, 2011.

	Year Ended December 31,
	2012	2011

Sales
Domestic sales	$74,600	$62,813
International sales	101,277	82,962
Total sales	175,877	145,775

Cost of goods sold	108,613	89,423
Gross profit	67,264	56,352

Operating expenses
Selling, general and administrative	62,590	50,493
Restructuring charge	225	993
Merger and integration	244	-
Transaction costs	2,029	-

Total operating expenses	65,088	51,486

Operating income	2,176	4,866

Other (expense) income
Interest expense	(2,993)	(2,921)
Interest income	35	32
Other, net	870	227

Total other expense, net	(2,088)	(2,662)

Income before income tax	88	2,204
Income tax benefit	(1,864)	(2,688)
Net income	$1,952	$4,892

Sales

Consolidated sales increased $30,102, or 20.6%, to $175,877 during the year ended December 31, 2012 compared to consolidated sales of $145,775 during the year ended December 31, 2011. The increase in sales was attributable to an increase in the quantity and average sales price of new and existing climb and mountain products sold during the period and the inclusion of POC for six months and PIEPS for three months. This increase was partially off-set by a decrease in sales of $2,299 due to the weakening of foreign currencies against the U.S. dollar and not recognizing revenue of $999 on GMP’s “inline” inventory shipped to Kabushiki Kaisha A&F (“A&F”), the prior distributor of GMP’s products in Japan, as such inventory was repurchased in accordance with the terms of the agreement dated September 28, 2012, between GMP and A&F (the “A&F Agreement”) pursuant to which GMP agreed to acquire its Japanese distribution assets from A&F.

Consolidated domestic sales increased $11,787, or 18.8%, to $74,600 during the year ended December 31, 2012 compared to consolidated domestic sales of $62,813 during the year ended December 31, 2011. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period and the inclusion of POC.

Consolidated international sales increased $18,315, or 22.1%, to $101,277 during the year ended December 31, 2012 compared to consolidated international sales of $82,962 during the year ended December 31, 2011. The increase in international sales was primarily attributable to an increase in the quantity and average sales price per unit of new and existing climb and mountain products sold during the period and the inclusion of POC and PIEPS. This increase was partially off-set by a decrease in sales of $2,299 due to the weakening of foreign currencies against the U.S. dollar and not recognizing revenue of $999 on GMP’s “inline” inventory shipped to A&F, the prior distributor of GMP’s products in Japan, as such inventory was repurchased in accordance with the terms of the A&F Agreement, pursuant to which GMP acquired its Japanese distribution assets from A&F.

Cost of Goods Sold

Consolidated cost of goods sold increased $19,190, or 21.5%, to $108,613 during the year ended December 31, 2012 compared to consolidated cost of goods sold of $89,423 during the year ended December 31, 2011. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and PIEPS, as well as $2,257 related to the sale of inventory that was recorded at fair value in purchase accounting. All inventory acquired, and related purchase accounting fair market value inventory adjustment, was sold in 2012.

Gross Profit

Consolidated gross profit increased $10,912, or 19.4%, to $67,264 during the year ended December 31, 2012 compared to consolidated gross profit of $56,352 during the year ended December 31, 2011. Consolidated gross margin was 38.2% during the year ended December 31, 2012 compared to a consolidated gross margin of 38.7% during the year ended December 31, 2011. Consolidated gross margin during the year ended December 31, 2012 increased compared to the prior year due to the inclusion of POC and PIEPS; however, it was off-set by a decrease in gross margin of 1.3% due to the sale of inventory that was recorded at fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $12,097, or 24.0%, to $62,590 during the year ended December 31, 2012 compared to consolidated selling, general, and administrative expenses of $50,493 during the year ended December 31, 2011. The increase in selling, general, and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth and the inclusion of POC and PIEPS.

Restructuring Charges

Consolidated restructuring expense decreased $768, or 77.3%, to $225 during the year ended December 31, 2012 compared to consolidated restructuring expense of $993 during the year ended December 31, 2011. The restructuring expenses incurred during the year ended December 31, 2012 relate to severance benefits provided to GMP employees at its Calexico, CA facility and to certain POC employees at its Portsmouth, NH office. The restructuring expenses incurred during the year ended December 31, 2011 comprised of: (i) $781 related to the relocation of GMP to the Company’s headquarters, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP.

Merger and Integration Costs

Consolidated merger and integration expense increased to $244 during the year ended December 31, 2012 compared to consolidated merger and integration expense of $0 during the same period in 2011, which consisted of expenses related to the integration of POC and PIEPS. We expect to incur additional merger and integration expenses in 2013 related to the ongoing integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense increased to $2,029 during the year ended December 31, 2012 compared to consolidated transaction expense of $0 during the same period in 2011, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012.

Interest Expense

Consolidated interest expense increased $72, or 2.5%, to $2,993 during the year ended December 31, 2012 compared to consolidated interest expense of $2,921 during the year ended December 31, 2011. The increase in interest expense was primarily attributable to debt amounts assumed in connection with the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012.

Other, net

Consolidated other, net, increased to income of $870 during the year ended December 31, 2012 compared to a consolidated other, net expense of $227 during the year ended December 31, 2011. The increase in other, net, was primarily attributable to the re-measurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit decreased $824, or 30.7%, to a benefit of $1,864 during the year ended December 31, 2012 compared to a consolidated income tax benefit of $2,688 during the same period in 2011. The decrease in tax benefit is due primarily to the reversal of $3,000 of the valuation allowance on the Company’s deferred tax asset during the year ended December 31, 2011; whereas, the Company reversed $1,300 of the Company’s valuation allowance on the Company’s deferred tax asset and recorded a benefit of $564 during the year ended December 31, 2012. The benefit of $564 was primarily driven by the change in enacted foreign statutory rates and change in effective state rate, partially off-set by non-deductible transaction costs incurred related to the acquisitions of POC and PIEPS.

Our effective income tax rate was a benefit of 2,118.2% for the year ended December 31, 2012 compared to a benefit of 122.0% for the same period in 2011.

Consolidated Year Ended December 31, 2011 Compared to Combined Year Ended December 31, 2010

The following presents a discussion of consolidated operations for the year ended December 31, 2011 compared with the combined year ended December 31, 2010. The combined year ended December 31, 2010 represents the results of the Company for the year ended December 31, 2010 and the results of the Predecessor for the period from January 1, 2010 through May 28, 2010, the closing date of the Mergers. The Predecessor does not include GMP.

The Mergers were accounted for in accordance with ASC 805, Business Combinations, resulting in a new basis of accounting from those previously reported by the Predecessor. However, sales and most operating cost items are consistent with those reflected by the Predecessor. Inventories were revalued in accordance with the purchase accounting rules. Depreciation and amortization changed as a result of adjustments to the fair values of property and equipment and amortizable intangible assets due to fair value purchase allocation.

	TWELVE MONTHS ENDED	TWELVE MONTHS ENDED	FIVE MONTHS ENDED	TWELVE MONTHS ENDED
	December 31, 2011	December 31, 2010	Predecessor Company May 28, 2010	Combined December 31, 2010

Sales
Domestic sales	$62,813	$32,972	$15,751	$48,723
International sales	82,962	42,940	19,192	62,132
Total sales	145,775	75,912	34,943	110,855

Cost of goods sold	89,423	52,180	21,165	73,345
Gross profit	56,352	23,732	13,778	37,510

Operating expenses
Selling, general and administrative	50,493	31,208	12,138	43,346
Restructuring charge	993	2,842	-	2,842
Merger and integration	-	974	-	974
Transaction costs	-	5,075	-	5,075

Total operating expenses	51,486	40,099	12,138	52,237

Operating income (loss)	4,866	(16,367)	1,640	(14,727)

Other (expense) income
Interest expense	(2,921)	(1,723)	(165)	(1,888)
Interest income	32	46	3	49
Other, net	227	(995)	1,803	808

Total other (expense) income, net	(2,662)	(2,672)	1,641	(1,031)

Income (loss) before income tax	2,204	(19,039)	3,281	(15,758)
Income tax (benefit) expense	(2,688)	(70,229)	966	(69,263)
Net income	$4,892	$51,190	$2,315	$53,505

Sales

Consolidated sales increased $34,920, or 31.5%, to $145,775 during the year ended December 31, 2011 compared to combined sales of $110,855 during the year ended December 31, 2010. The increase in sales was primarily attributable to the inclusion of $15,421 in additional sales from GMP during the year ended December 31, 2011, an increase in sales of $16,623 by BDEL, which was driven by an increase in the quantity of new and existing products sold during the period and favorable exchange rates that resulted in an increase in international sales of $2,876.

Consolidated domestic sales increased $14,090, or 28.9%, to $62,813 during the year ended December 31, 2011 compared to combined domestic sales of $48,723 during the year ended December 31, 2010. The increase in domestic sales was primarily attributable to the inclusion of $6,312 additional domestic sales from GMP during the year ended December 31, 2011, as well as an increase in domestic sales of $7,778 by BDEL, which increase was driven by an increase in the quantity of new and existing climbing protection, general mountain, and ski products sold during the period.

Consolidated international sales increased $20,830, or 33.5%, to $82,962 during the year ended December 31, 2011 compared to combined international sales of $62,132 during the year ended December 31, 2010. The increase in international sales was primarily attributable to the inclusion of $9,109 additional international sales from GMP for the year ended December 31, 2011, an increase in international sales of $8,845 by BDEL, which increase was driven by an increase in the quantity of new and existing climbing protection and general mountain products sold during the period and favorable exchange rates that resulted in an increase in international sales of $2,876.

Cost of Goods Sold

Consolidated cost of goods sold increased $16,078, or 21.9%, to $89,423 during the year ended December 31, 2011 compared to combined cost of goods sold of $73,345 during the year ended December 31, 2010. The amount recorded during the year ended December 31, 2010 included $4,997 of inventory sold due to the purchase accounting fair market value inventory adjustment. All inventory acquired, and related purchase accounting fair market value inventory adjustment, was sold in 2010. The increase in cost of goods sold was attributable to an increase in sales by BDEL and from the inclusion of GMP’s sales in our financial results.

Gross Profit

Consolidated gross profit increased $18,842, or 50.2%, to $56,352 during the year ended December 31, 2011 compared to combined gross profit of $37,510 during the year ended December 31, 2010. Consolidated gross margin was 38.7% during the year ended December 31, 2011 compared to a combined gross margin of 33.8% during the year ended December 31, 2010. The dollar increase in gross profit was primarily attributable to an increase in sales by BDEL and from the inclusion of GMP’s sales in our financial results. The increase in gross margin percentage is primarily driven by not being impacted by any purchase accounting fair value adjustments during the year ended December 31, 2011.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $7,147, or 16.5%, to $50,493 during the year ended December 31, 2011 compared to combined selling, general, and administrative expenses of $43,346 during the year ended December 31, 2010. The increase in selling, general, and administrative expenses was primarily attributable to the increase in operations with the inclusion of GMP and the Company’s investments in its strategic initiatives and infrastructure to support both current and anticipated future growth of $8,434, an increase in depreciation and amortization of $1,106, off-set by a decrease in non-cash equity compensation expense of $2,393.

Restructuring Charge

Consolidated restructuring expenses decreased $1,849, or 65.1%, to $993 during the year ended December 31, 2011 compared to combined restructuring expenses of $2,842 during the same period in 2010. All of the restructuring expense incurred in 2011 and 2010 were attributable to the acquisitions of BDEL and GMP. During 2011, such restructuring expenses comprised of: (i) $781 related to the relocation of GMP to the Company’s headquarters in Salt Lake City, Utah, and (ii) $212 related to the disposal of long-lived assets in conjunction with the relocation of the Company’s U.S. distribution facilities in Salt Lake City, UT to a new location in Salt Lake City, UT as part of integrating GMP. During 2010, such restructuring expenses comprised of: (i) a total of $1,295 relating to the release of the Company from its lease obligations and indemnifications by Kanders & Company in connection with the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (ii) a total of $596 relating to the write-off of fixed assets, partially offset by $462 gain from the write-off of a deferred rent liability for the relocation of our corporate office from Stamford, Connecticut to Salt Lake City, Utah, (iii) $352 related to severance and relocation benefits provided to GMP employees, and (iv) the complete amortization of the $1,061 paid for severance and transition service expenses pursuant to a transition services agreement between the Company and Kanders & Company.

Merger and Integration

Consolidated merger and integration expenses decreased 100.0% to $0 during the year ended December 31, 2011 compared to combined merger and integration expenses of $974 during the same period in 2010, which was attributable to transaction bonuses and consulting fees paid in connection with the acquisition of BDEL and GMP in 2010.

Transaction Costs

Consolidated transaction expense decreased 100.0% to $0 during the year ended December 31, 2011 compared to combined transaction expenses of $5,075 during the same period in 2010, which consisted primarily of professional fees and expenses related to due diligence, negotiation, and documentation of acquisition, financing, and related agreements in connection with the acquisition of BDEL and GMP in 2010.

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

Income Tax Expense

Consolidated income tax benefit decreased $66,575, or 96.1%, to a benefit of $2,688 during the year ended December 31, 2011 compared to combined income tax benefit of $69,263 during the year ended December 31, 2010. The decrease in tax benefit of $66,575 is due primarily to the reversal of $65,000 of the valuation allowance on the Company’s deferred tax asset as well as recording a benefit for period losses during the year ended December 31, 2010; the Company reversed $3,000 of the Company’s valuation allowance on the Company’s deferred tax asset and recorded tax expense of $312 for income during the year ended December 31, 2011.

Our effective income tax rate was a benefit of 122.0% for the year ended December 31, 2011 compared to a benefit of 439.5% for the same period in 2010.

Liquidity and Capital Resources

Consolidated Year ended December 31, 2012 Compared to Consolidated Year ended December 31, 2011

The following presents a discussion of cash flows for the consolidated year ended December 31, 2012 compared with the consolidated year ended December 31, 2011. Our primary ongoing funding requirements are for working capital, expansion of our operations, and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facility. At December 31, 2012, we had total cash of $5,111 compared with a cash balance of $2,400 at December 31, 2011, which was substantially all controlled by the Company’s U.S. entities. At December 31, 2012 the Company had $1,463 of the $5,111 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Year Ended December 31,
	2012	2011

Net cash used in operating activities	$(3,441)	$(5,067)
Net cash used in investing activities	(55,792)	(2,754)
Net cash provided by financing activities	62,241	7,410
Effect of foreign exchange rates on cash	(297)	44
Change in cash	2,711	(367)
Cash, beginning of period	2,400	2,767
Cash, end of period	$5,111	$2,400

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $3,441 during the year ended December 31, 2012 compared to consolidated net cash used in operating activities of $5,067 during the year ended December 31, 2011. The decrease in net cash used in operating activities during 2012 is primarily due to a decrease in working capital needs and timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the year ended December 31, 2012 compared to the same period in 2011. Consolidated net cash used during the year ended December 31, 2012 was also negatively impacted by the inclusion of $2,029 of transaction expenses relating to the acquisitions of POC and PIEPS, the increase in inventory sold of $2,257 due to the purchase accounting fair market value inventory adjustment, $244 in merger and integration charges related to the acquisition of POC and PIEPS, partially off-set by the decrease in restructuring charges of $768.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $8,937 during the year ended December 31, 2012 compared to free cash flows used of $7,851 during the same period in 2011. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2012	2011

Net cash used in operating activities	$(3,441)	$(5,067)
Purchase of property and equipment	(5,496)	(2,784)
Free cash flow	$(8,937)	$(7,851)

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $53,038 to $55,792 during the year ended December 31, 2012 compared to $2,754 during the year ended December 31, 2011. The increase is primarily due to the $40,128 and $10,199 used for the purchase of POC and PIEPS, respectively, net of cash acquired, with the remaining increase due to the increase in capital expenditures. The increase in capital expenditures is due to certain tooling/machinery and equipment and computer hardware and software capital expenditures that were incurred during the year ended December 31, 2012 that were not incurred during the same period in 2011.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities increased by $54,831 to $62,241 during the year ended December 31, 2012 compared to consolidated cash provided by financing activities of $7,410 during the year ended December 31, 2011. The increase is due to the proceeds from the sale of stock and proceeds from the exercise of stock options $62,562 and $2,761, respectively, partially off-set by net repayments of the Company’s debt (line of credit, capital leases, and other long-term debt) of $3,082 compared to proceeds from the exercise of stock options of $150 and net proceeds from borrowings of $7,260 during the same period in 2011.

Net Operating Loss

As of December 31, 2012, the Company had net operating loss, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $214,195 ($1,853 relates to tax windfall, which will not be realized until an income tax payable exists), $1,640 and $291, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S., as Subpart F. income and will be offset with the NOL. Of the $212,342 of net operating losses available to offset taxable income, all of which does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2012, the Company’s gross deferred tax asset was $91,976. The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $74,366, excluding deferred tax liabilities. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2012, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

Revolving Credit Facility

On March 8, 2013, the Company together with its direct and indirect domestic subsidiaries entered into an amended and restated loan agreement (the “Loan Agreement”) with Zions First National Bank to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The term loan is due and payable in monthly payments of principal and interest based on a 10 year amortization from the closing date and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the Stockholders of GMP when the Company acquired GMP, the Company issued $14,517, $7,539, and $554 in 5% seven year subordinated promissory notes dated May 28, 2010 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory Mountain Products, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code. The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness. Additionally, an uncured event of default under the Merger Consideration Subordinated Notes may result in an event of default under the Loan Agreement discussed above.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted the notes to $8,640, $4,487, and $316, respectively, at the date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the years ended December 31, 2012, $735 in interest was paid to Kanders GMP Holdings, LLC, and $382 in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, the five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash.

Shelf Registration Statements

On February 1, 2011, our shelf registration statement on Form S-3 (File No. 333-171164) (the “Form S-3”) filed with the Securities and Exchange Commission was declared effective whereby we may offer, issue, and sell, from time to time, in one or more offerings and series, together or separately, shares of common stock, shares of preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $250,000. The proceeds of any offering are anticipated to be used in the strategic development and growth of our business, both organically and through acquisitions.

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

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2012, excluding note discounts of $6,618, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Recorded liabilities:
Long-term debt (1)	$23,111	$327	$161	$22,623	$-
Line of credit facilities (2)	23,995	3,732	263	10,000	10,000
Other long-term liabilities (3)	2,000	-	521	-	1,479
Unrecorded commitments:
Interest payment obligations (4)	9,364	1,804	3,575	2,306	1,679
Operating leases (5)	5,062	1,716	2,040	1,121	185
	$63,532	$7,579	$6,560	$36,050	$13,343

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)	Line of credit facilities represents required principal payments on the Company’s line of credit with Zions as well as foreign credit facilities and receivable securitization securities.

(3)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet primarily related to a pension liability of the benefit plan for the Company’s Swiss employees.

(4)	Interest payment obligations represent required interest payments on long-term debt, long-term credit facilities, and the interest portion of payments on long-term capital leases. Amounts exclude bank fees and accretion of debt discount that would be included in interest expense in the consolidated financial statements.

(5)	Operating leases represent required minimum lease payments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, we can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing, and financing under those conditions. The Company believes it has moderate exposure to these risks. We assess market risk based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values, and cash flows based on a hypothetical 10% change in these rates and prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $35,000 unsecured revolving credit facility (the “Loan”). We have cash flow exposure on the Loan since the interest is indexed to LIBOR. As of December 31, 2012, the applicable interest rate for the outstanding borrowings under the Loan was 3.25%.

Foreign Currency Risk

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our operating costs are denominated in other currencies. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2012, approximately 41% of our sales were denominated in foreign currencies, the most significant of which were the Euro, Canadian Dollar, British Pound, Norwegian Kroner, Swedish Krona, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACK DIAMOND, INC. AND SUBSIDIARIES

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	46

Independent Auditors’ Report	47

Consolidated Balance Sheets - December 31, 2012 and 2011	48

Consolidated Statements of Comprehensive Income - Years Ended December 31, 2012, 2011 and 2010 and Period From July 1, 2009 to May 28, 2010 (Predecessor)	49

Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010 and Period From July 1, 2009 to May 28, 2010 (Predecessor)	50

Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2012, 2011 and 2010 and Period From July 1, 2009 to May 28, 2010 (Predecessor)	51

Notes to Consolidated Financial Statements	52

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries, as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, UT
March 12, 2013

Independent Auditors’ Report

The Board of Directors and Stockholders

Black Diamond Equipment, Ltd.:

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows of Black Diamond Equipment, Ltd. and subsidiaries for the period from July 1, 2009 to May 28, 2010. These consolidated financial statements are the responsibility of Black Diamond Equipment, Ltd.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/s/ KPMG LLP

Salt Lake City, UT
March 15, 2011

BLACK DIAMOND, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2012	2011

Assets
Current assets
Cash	$5,111	$2,400
Accounts receivable, net	30,925	22,718
Inventories	60,664	47,137
Prepaid and other current assets	4,846	2,472
Income tax receivable	659	-
Deferred income taxes	2,337	2,270
Total current assets	104,542	76,997

Property and equipment, net	17,508	14,019
Definite lived intangible assets, net	38,100	16,108
Indefinite lived intangible assets	51,462	32,650
Goodwill	57,481	38,226
Deferred income taxes	49,631	48,429
Other long-term assets	2,062	1,298
Total assets	$320,786	$227,727

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$22,178	$16,090
Income tax payable	-	254
Current portion of long-term debt	4,059	673
Total current liabilities	26,237	17,017

Long-term debt	36,429	37,397
Deferred income taxes	8,114	-
Other long-term liabilities	2,000	1,139
Total liabilities	72,780	55,553

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 31,838 and 21,839 issued and 31,763 and 21,764 outstanding	3	2
Additional paid in capital	473,628	402,716
Accumulated deficit	(231,334)	(233,286)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	5,711	2,744
Total stockholders' equity	248,006	172,174
Total liabilities and stockholders' equity	$320,786	$227,727

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

				Predecessor Company
	Year Ended December 31,			Period from July 1, 2009 to May 28,
	2012	2011	2010	2010

Sales
Domestic sales	$74,600	$62,813	$32,972	$39,905
International sales	101,277	82,962	42,940	47,176
Total sales	175,877	145,775	75,912	87,081

Cost of goods sold	108,613	89,423	52,180	53,161
Gross profit	67,264	56,352	23,732	33,920

Operating expenses
Selling, general and administrative	62,590	50,493	31,208	26,212
Restructuring charge	225	993	2,842	-
Merger and integration	244	-	974	-
Transaction costs	2,029	-	5,075	-

Total operating expenses	65,088	51,486	40,099	26,212

Operating income (loss)	2,176	4,866	(16,367)	7,708

Other (expense) income
Interest expense	(2,993)	(2,921)	(1,723)	(530)
Interest income	35	32	46	-
Other, net	870	227	(995)	1,889

Total other (expense) income, net	(2,088)	(2,662)	(2,672)	1,359

Income (loss) before income tax	88	2,204	(19,039)	9,067
Income tax (benefit) expense	(1,864)	(2,688)	(70,229)	2,825
Net income	1,952	4,892	51,190	6,242

Other comprehensive income, net of tax:
Unrealized loss on marketable securities	-	-	(6)	-
Foreign currency translation adjustment	3,642	376	1,862	(305)
Unrealized (loss) income on hedging activities	(675)	743	(237)	-
Other comprehensive income	2,967	1,119	1,619	(305)
Comprehensive income	$4,919	$6,011	$52,809	$5,937

Earnings per share:
Basic	$0.07	$0.22	$2.58
Diluted	0.06	0.22	2.56

Weighted average shares outstanding:
Basic	29,817	21,845	19,815
Diluted	30,126	22,046	20,022

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

				Predecessor Company
	Year Ended December 31,			Period from July 1, 2009 to May 28,
	2012	2011	2010	2010
Cash Flows From Operating Activities:
Net income	$1,952	$4,892	$51,190	$6,242
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	3,685	3,351	1,933	2,136
Amortization of intangible assets	2,268	1,331	776	4
Accretion of notes payable	1,025	993	596	38
Loss on disposition of assets	39	213	624	4
Stock-based compensation	1,766	3,091	5,109	165
Excess tax benefit from stock-based compensation	33	-	-	1,147
Deferred income taxes	(1,702)	(3,272)	(71,055)	816
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,589)	(2,317)	(4,338)	(2,264)
Inventories	(2,391)	(11,582)	(2,908)	5,257
Prepaid and other current assets	(2,782)	1,125	122	(2,392)
Accounts payable and accrued liabilities	(1,745)	(2,892)	4,200	(1,414)
Net cash (used in) provided by operating activities	(3,441)	(5,067)	(13,751)	9,739

Cash Flows From Investing Activities:
Purchase of marketable securities	-	-	(22,065)	-
Proceeds from maturity and sales of marketable securities	-	-	46,124	-
Purchase of businesses, net of cash received	(50,327)	-	(82,560)	-
Purchase of intangible assets	-	-	-	(10)
Proceeds from disposition of property and equipment	31	30	-	13
Purchase of property and equipment	(5,496)	(2,784)	(2,086)	(1,821)
Net cash used in investing activities	(55,792)	(2,754)	(60,587)	(1,818)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from long-term debt, revolving lines of credit and capital leases	(3,082)	7,260	14,595	(8,445)
Purchase of treasury stock	-	-	-	(689)
Proceeds from sales of treasury stock and exercise of stock options	2,761	150	1,005	1,585
Proceeds from the sale of common stock, net	62,562	-	2,903	-
Net cash provided by (used in) financing activities	62,241	7,410	18,503	(7,549)

Effect of foreign exchange rates on cash	(297)	44	239	(23)

Change in cash	2,711	(367)	(55,596)	349
Cash, beginning of period	2,400	2,767	58,363	1,271
Cash, end of period	$5,111	$2,400	$2,767	$1,620

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$881	$(46)	$1,239	$3,013
Cash paid for interest	$1,834	$1,853	$1,034	$555
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$3,791	$-	$19,465	$-
Notes and deferred compensation issued in acquisition	$-	$-	$13,442	$-

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity

Balance, December 31, 2009	17,442	$2	$370,994	$(289,368)	(75)	$(2)	$6	$81,632
Net income	-	-	-	51,190	-	-	-	51,190
Other comprehensive income	-	-	-	-	-	-	1,619	1,619
Issuance of common stock under stock incentive plans, net	181	-	1,004	-	-	-	-	1,004
Stock issued to employees	484	-	2,903	-	-	-	-	2,903
Shares issued in acquisition of GMP	3,707	-	19,465	-	-	-	-	19,465
Stock-based compensation	-	-	5,109	-	-	-	-	5,109
Balance, December 31, 2010	21,814	$2	$399,475	$(238,178)	(75)	$(2)	$1,625	$162,922
Net income	-	-	-	4,892	-	-	-	4,892
Other comprehensive income	-	-	-	-	-	-	1,119	1,119
Issuance of common stock under stock incentive plans, net	25	-	150	-	-	-	-	150
Stock-based compensation	-	-	3,091	-	-	-	-	3,091
Balance, December 31, 2011	21,839	$2	$402,716	$(233,286)	(75)	$(2)	$2,744	$172,174
Net income	-	-	-	1,952	-	-	-	1,952
Other comprehensive income	-	-	-	-	-	-	2,967	2,967
Issuance of common stock under stock incentive plans, net	626	-	2,761	-	-	-	-	2,761
Shares issued in acquisition of POC	460	-	3,791	-	-	-	-	3,791
Issuance of common stock	8,913	1	62,561	-	-	-	-	62,562
Stock-based compensation	-	-	1,766	-	-	-	-	1,766
Tax benefit from employee stock options	-	-	33	-	-	-	-	33
Balance, December 31, 2012	31,838	$3	$473,628	$(231,334)	(75)	$(2)	$5,711	$248,006

	Predecessor Company
							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity

Balance, June 30, 2009	86	$1	$2,707	$22,499	11	$(2,678)	$703	$23,232
Net income	-	-	-	6,242	-	-	-	6,242
Other comprehensive income	-	-	-	-	-	-	(305)	(305)
Purchase of treasury stock	-	-	-	-	2	(689)	-	(689)
Issuance of stock from treasury	-	-	(7)	-		15	-	8
Stock issued due to option exercises	-	-	254	-	(7)	1,331	-	1,585
Stock-based compensation	-	-	1,304	-	-	-	-	1,304
Balance, May 28, 2010	86	$1	$4,258	$28,741	6	$(2,021)	$398	$31,377

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Nature of Business

Black Diamond, Inc. is a global leader in designing, manufacturing and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling and a wide range of other year round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor industry and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products (the “Mergers”).  Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes (see Note 3 for a more detailed explanation of the acquisition). The Predecessor does not include Gregory Mountain Products.

On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In June 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates. Some of the more significant estimates relate to derivatives, revenue recognition, income taxes, and valuation of long-lived assets, goodwill, and other intangible assets.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Black Diamond and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and the weighted average exchange rate for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other income (expense) in the consolidated statements of comprehensive income.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2012 and 2011, the Company did not hold any amounts that were considered to be cash equivalents.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific reserve for estimated doubtful accounts based on a percentage of sales. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts. Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged. The allowance for doubtful accounts was $499 and $326 at December 31, 2012 and 2011. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2012, 2011, and 2010 and for the Predecessor Company during the period from July 1, 2009 to May 28, 2010.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method “FIFO”) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. The Company periodically reviews its inventories for excess, close-out, or slow moving items and makes provisions as necessary to properly reflect inventory value.

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives or estimated units of production. The principal estimated useful lives are: building improvements, 20 years; computer hardware and software and machinery and equipment, 3-10 years – except for certain tooling costs, which are based on units of production; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement, or the life of the lease. Equipment under capital leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill resulted from acquisitions and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill and indefinite lived intangible assets are not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists. Definite lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2012, our actual annual sales returns have been less than 2 percent of net sales. The allowance for outstanding sales returns from customers is insignificant to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense was $1,973, $1,790, and $979 for the years ended December 31, 2012, 2011, and 2010, respectively, and for the Predecessor Company was $1,269 for the period from July 1, 2009 to May 28, 2010.

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

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs were $5,520, $4,690, and $2,436 for the years ended December 31, 2012, 2011, and 2010, respectively, and for the Predecessor Company were $1,404 for the period from July 1, 2009 to May 28, 2010.

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

During the years ended December 31, 2012 and 2011, Recreational Equipment, Inc. (“REI”) accounted for approximately 14% and 15%, respectively, of the Company’s sales. REI accounted for approximately 12% of the Predecessor’s sales for the period from July 1, 2009 to May 28, 2010.

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2012.

Segment Information

The Company has determined that during 2012, 2011, and 2010, the Company operated in one principal business segment.

Recent Accounting Pronouncements

On May 12, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. ASU No. 2011-04 was issued concurrently with International Financial Reporting Standards (“IFRS”) 13 Fair Value Measurements, to provide largely identical guidance about fair value measurement and disclosure requirements. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. This standard is effective prospectively for interim and annual periods beginning after December 15, 2011 (for us this was our 2012 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2012. The adoption of these provisions did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

On July 27, 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment is required to perform the quantitative impairment test for an indefinite-lived intangible asset if it is more likely than not that the asset is impaired. This standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (for us this will be our 2013 first quarter), with early adoption permitted. The Company early adopted the provisions of this update, which changed the process in how it performs its annual indefinite-lived intangible asset impairment test, but did not have any other impact on its financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. This standard is effective for annual and interim periods for fiscal years beginning after December 15, 2012 (for us this will be our 2013 first quarter). The Company believes the adoption of this update will change the order in which certain financial statements are presented and provide additional detail on those financial statements when applicable, but will not have any other impact on our financial statements.

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

Acquisitions in 2012:

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

PIEPS Holding GmbH

On October 1, 2012, the Company acquired all of the issued and outstanding shares of capital stock of PIEPS Holding GmbH and its subsidiaries PIEPS GmbH and Pieps Corporation (collectively, “PIEPS”), a leading Austrian designer and marketer of avalanche beacons and snow safety products pursuant to the terms of the Share Purchase Agreement (the “PIEPS Agreement”) dated as of September 24, 2012, by and among the Company, ADMIN BG Holding GmbH (to be renamed Black Diamond Austria GmbH “BD Austria”), an Austrian corporation and a wholly-owned subsidiary of the Company, and the Seidel Privatstiftung (the “Seller”). Under the terms of the PIEPS Agreement, the Company acquired PIEPS for a total consideration valued at 7,959 Euros (“EUR”) or $10,265 in cash (after closing adjustments of 41 EUR or $53 relating to working capital). The Company has also committed up to an additional 2,300 EUR or approximately $3,000 of contingent purchase price upon PIEPS’ achievement of certain sales targets between April 1, 2012 and March 31, 2015, which may be paid at the Company’s discretion in cash, shares of the Company’s common stock, or a combination of cash and such shares. Using the discounted cash flow method, the Company estimated the value of the contingent consideration to be $121. Black Diamond has guaranteed the obligations of BD Austria under the PIEPS Agreement.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company believes the acquisitions of POC and PIEPS are expected to provide the Company with the following significant benefits:

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

	POC		PIEPS
	Number of Shares	Estimated Fair Value	Estimated Fair Value	Estimated Fair Value

Cash paid		$40,569	$10,265	$50,834

Issuance of shares of Black Diamond, Inc.	460	3,791	-	3,791

Contingent consideration	-	-	121	121

Total purchase consideration	460	$44,360	$10,386	$54,746

Assets Acquired and Liabilities Assumed
Assets
Cash		$441	$66	$507
Accounts receivable, net		1,458	905	2,363
Inventories		8,983	1,882	10,865
Prepaid and other current assets		848	-	848
Property and equipment		1,203	380	1,583
Amortizable definite lived intangible assets		17,800	5,200	23,000
Identifiable indefinite lived intangible assets		14,200	3,600	17,800
Goodwill		14,530	3,690	18,220
Other long-term assets		512	-	512
Total assets		59,975	15,723	75,698

Liabilities
Accounts payable and accrued liabilities		6,208	1,458	7,666
Current portion of long-term debt		1,774	584	2,358
Long-term debt		649	1,133	1,782
Deferred income taxes		6,603	1,980	8,583
Other long-term liabilities		381	182	563
Total liabilities		15,615	5,337	20,952

Fair value		$44,360	$10,386	$54,746

The amount of POC’s accounts receivable deemed to be not collectible was $115. The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts. The debt assumed as part of the Company’s acquisition of POC consists of (i) a line of credit with an outstanding balance of $1,277 with a variable interest rate of 4.2%, which matured on December 31, 2012, (ii) a term note of $865 with an interest rate of 9.2%, which was subsequently reduced to 6.0% on October 10, 2012, and which matures on November 30, 2014 and (iii) $171 in capital leases and other debt.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The amount of PIEPS’ accounts receivable deemed to be not collectible was $17. The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts. The debt assumed as part of the Company’s acquisition of PIEPS consists of (i) a line of credit with an outstanding balance of $1,024 with a variable interest rate of 4.7%, which matures on May 31, 2014, (ii) a line of credit with an outstanding balance of $383 with an interest rate of 2.8%, with the balance due on demand (iii) a factoring line of credit with an outstanding balance of $201, with a variable interest rate of 2.5%, which matures December 31, 2013, and (iii) a term note with and outstanding balance of $109, with a variable interest rate of 3.4%, which matures December 31, 2014.

In connection with the acquisition, the Company acquired exclusive rights to POC’s and PIEPS’ tradenames and trademarks. The intangible assets, other than goodwill, acquired and related weighted average useful lives are as follows:

	POC		PIEPS
		Weighted Average		Weighted Average
	Gross	Useful Life	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$9,900	13.1 years	$2,900	12.1 years
Product technologies	5,800	16.0 years	2,300	15.0 years
Tradenames and trademarks	2,100	20.0 years	-	N/A
Intangibles not subject to amortization
Tradenames and trademarks	14,200	N/A	3,600	N/A
	$32,000	14.8 years	$8,800	13.4 years

The fair value of POC’s and PIEPS’ assembled workforce and buyer-specific synergies has been included in goodwill. There is no amount of goodwill that is expected to be deductible for tax purposes.

Pro Forma Results

The following pro forma results are based on the individual historical results of the Company and POC and PIEPS, with adjustments to give effect to the combined operations as if the Mergers and acquisitions had been consummated at the beginning of the periods presented. The pro forma results are intended for information purposes only and do not purport to represent what the Company’s results of operations would actually have been had the Company’s transactions in fact occurred at the beginning of the earliest periods presented.

	Year Ended December 31,
	2012	2011

Sales	$184,052	$174,465
Net income	$545	$3,376
Net income per share - basic	$0.02	$0.15
Net income per share - diluted	$0.02	$0.15

Acquisitions in Prior Years:

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

NOTE 4. INVENTORIES

Inventories, as of December 31, 2012 and December 31, 2011, were as follows:

	December 31,
	2012	2011

Finished goods	$53,009	$41,325
Work-in-process	1,112	888
Raw materials and supplies	6,543	4,924
	$60,664	$47,137

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2012 and December 31, 2011, were as follows:

	December 31,
	2012	2011

Land	$2,850	$2,850
Building and improvements	4,568	3,498
Furniture and fixtures	4,140	3,301
Computer hardware and software	4,759	3,387
Machinery and equipment	11,718	7,428
Construction in progress	1,855	640
	29,890	21,104
Less accumulated depreciation	(12,382)	(7,085)
	$17,508	$14,019

Depreciation expense was $3,685, $3,351, and $1,933 for the years ended December 31, 2012, 2011, and 2010, respectively, and for the Predecessor Company was $2,136, for the period from July 1, 2009 to May 28, 2010.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the year ended December 31, 2012 from $38,226 to $57,481 due to the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. The following table summarizes the changes in goodwill:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Balance at December 31, 2010	$38,226

Balance at December 31, 2011	$38,226

Increase due to acquisitions	18,220
Impact of foreign currency exchange rates	1,035

Balance at December 31, 2012	$57,481

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory Mountain Products, Inc. (“Gregory” or “GMP”), POC, and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks will not be amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was an increase in tradenames and trademarks during the year ended December 31, 2012 due to the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2011	$32,650

Increase due to acquisitions	17,800
Impact of foreign currency exchange rates	1,012

Balance at December 31, 2012	$51,462

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross definite lived intangible assets during the year ended December 31, 2012 due to the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012. The following table summarizes the changes in gross definite lived intangible assets:

Gross balance at December 31, 2011	$18,215

Increase due to acquisitions	23,000
Impact of foreign currency exchange rates	1,285

Gross balance at December 31, 2012	$42,500

Intangible assets, net of amortization as of December 31, 2012 and December 31, 2011, were as follows:

	December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$29,890	$(3,498)	$26,392	14.1 years
Product technologies	8,868	(421)	8,447	15.3 years
Trade name	2,237	(56)	2,181	20.0 years
Core technologies	1,505	(425)	1,080	9.3 years
	$42,500	$(4,400)	$38,100	14.5 years

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31, 2011
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$16,375	$(1,730)	$14,645	15.1 years
Product technologies	335	(116)	219	4.6 years
Core technologies	1,505	(261)	1,244	9.3 years
	$18,215	$(2,107)	$16,108	14.4 years

Amortization expense for the years ended December 31, 2012, 2011, and 2010, was $2,268, $1,331, and $776, respectively. Future amortization expense for definite-lived intangible assets as of December 31, 2012 is as follows:

2013	$3,532
2014	3,514
2015	3,133
2016	2,652
2017	2,652
Thereafter	22,617
$38,100

NOTE 7. LONG-TERM DEBT

Long-term debt, net as of December 31, 2012 and December 31, 2011, was as follows:

	December 31,
	2012	2011

Revolving credit facilities (a)	$20,000	$22,356
Foreign credit facilities (b)	3,995	-
5% Senior Subordinated Notes due 2017 (c)	15,992	14,980
Trademark payable (d)	-	587
Capital leases (e)	119	147
Term note (f)	382	-
	40,488	38,070
Less current portion	(4,059)	(673)
	$36,429	$37,397

(a)	As of December 31, 2012, the Company had drawn $20,000 on a $35 million ($35,000) revolving credit facility with Zions First National Bank (the “Lender”). The credit facility had a maturity date of July 2, 2013. On March 8, 2013, the Company entered into a new amended and restated loan agreement (the “Loan Agreement”) to refinance the line of credit with a new maturity date of March 8, 2016. Accordingly, the balance of $20,000 has been classified as long-term debt at December 31, 2012.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The term loan is due and payable in monthly payments of principal and interest based on a 10 year amortization from the closing date and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021.

All debt associated with the Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 3.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 2.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBIDTA ratio is less than 2.75. The Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that the ratio of Total Senior Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.75, and (ii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 2.75.

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage and limitations on capital expenditures, all as calculated in the Loan Agreement. In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement. The Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts. The Company had $903 in letters of credit as of December 31, 2011.

(b)	The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions. As of December 31, 2012, the credit limit on these facilities was approximately $2,593 and the Company’s foreign subsidiaries had drawn $1,426 on these facilities. The facilities have variable interest rates ranging from 2.75% to 4.63% as of December 31, 2012 with maturities ranging from due on demand through May 31, 2014. The facilities are secured by accounts receivable. The Company had $1,488 in letters of credit as of December 31, 2012.

Liabilities assumed through the Company’s acquisition of POC and PIEPS included receivable securitization facilities with foreign financial institutions, which are utilized in the normal course of business as part of managing cash flows. As of December 31, 2012 the Company had utilized $2,569 of the available $4,947 on these facilities. The Company's obligations to the financial institutions are collateralized by accounts receivable. Interest rates are variable and ranged from 2.25% to 3.94% as of December 31, 2012 maturing on December 31, 2013. At December 31, 2012, the Company's consolidated balance sheet included $2,569 receivables that were securitized and $2,569 of associated liabilities.

(c)	In connection with the Gregory Merger, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes. During the years ended December 31, 2012 and 2011, $1,012 and $962, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of operations.

(d)	In June 2009, the Company entered into a contract to purchase the exclusive rights to the Black Diamond Equipment trademark for clothing. The face amount of the non-interest bearing note was $1,000. The unamortized discount, based upon an imputed interest rate of 5%, was $103 at inception. During the years ended December 31, 2012 and 2011, $13 and $31, respectively, of the discount was accreted and recorded as interest expense in the accompanying statements of comprehensive income.

(e)	Various capital leases payable to banks: interest rates ranging from 3.55% to 7.00%; monthly installments ranging from $1 to $4; ending between April 2014 and November 2016; secured by certain equipment.

(f)	Various term loans payable to financial institutions and a government entity; interest rates ranging from 2.00% to 5.50%; monthly installments ranging from $0 to $4: maturing between December 2013 and January 2016; secured by certain equipment.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2012 are as follows:

2013	$4,059
2014	374
2015	50
2016	20,013
2017	22,610
Thereafter	-
Total future long-term debt payments	47,106
Less amount representing debt discounts	(6,618)
Total carrying amount of long-term debt	40,488
Less current portion	(4,059)
Long-term debt obligations	$36,429

Property held under capital leases as of December 31, 2012 and 2011, was $268 and $371, respectively, and accumulated amortization was $87 and $77, respectively.

NOTE 8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,000 and $1,139 as of December 31, 2012 and December 31, 2011, respectively. $1,479 of the balance as of December 31, 2012 relate to a pension liability of the benefit plan for the Company’s Swiss employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,479 and $1,139 as other long-term assets for the underfunded amount as of December 31, 2012 and December 31, 2011, respectively.

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

At December 31, 2012, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized loss of all contracts with that counterparty, was $238 at December 31, 2012. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2012 and December 31, 2011:

	December 31, 2012
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	7,131	February-14
Foreign exchange contracts - British Pounds	1,452	February-14
Foreign exchange contracts - Euros	17,186	February-14
Foreign exchange contracts - Swiss Francs	23,838	February-14
Foreign exchange contracts - Canadian Dollars	10,499	February-14

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

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $394 and $(346) were reclassified to sales during the years ended December 31, 2012 and 2011, respectively.

As of December 31, 2011, the Company reported an accumulated derivative instrument gain of $506. During the year ended December 31, 2012, the Company reported an adjustment to accumulated other comprehensive income of $(675), as a result of the change in fair value of these contracts, resulting in an accumulated derivative instrument loss of $169 reported as of December 31, 2012.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2012 and 2011:

	Classification	December 31, 2012	December 31, 2011

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$680	$842

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$918	$156

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 and December 31, 2011 were as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$680	$-	$680
	$-	$680	$-	$680
Liabilities
Forward exchange contracts	$-	$918	$-	$918
	$-	$918	$-	$918

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$842	$-	$842
	$-	$842	$-	$842
Liabilities
Forward exchange contracts	$-	$156	$-	$156
	$-	$156	$-	$156

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2012	2011	2010

Weighted average shares outstanding - basic	29,817	21,845	19,815
Effect of dilutive stock awards	309	201	58
Effect of dilutive unvested restricted stock	-	-	149
Weighted average shares outstanding - diluted	30,126	22,046	20,022

Earnings per share:
Basic	0.07	$0.22	$2.58
Diluted	0.06	0.22	2.56

For the year ended December 31, 2012, diluted earnings per share excludes the anti-dilutive effect of options to purchase 696 shares of common stock whose exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2012 and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

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

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2012, the number of shares authorized and reserved for issuance under the 2005 Plan is 5,015, subject to automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2012, the Company issued 770 stock options, under the Company’s 2005 Plan, to employees of the Company. Of the 770 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant. 500 options will vest in four equal consecutive yearly tranches on April 1, 2015, 2016, 2017 and 2018. 45 options will vest in three installments as follows: 17 shall vest on March 31, 2015 and the remaining shares shall vest equally on March 31, 2016 and March 31, 2017. The remaining 185 options granted will vest in four installments as follows: 43 shares shall vest on December 31, 2014, 64 shares shall vest on December 31, 2015, 55 shares shall vest on December 31, 2016, and 23 shares shall vest on December 31, 2017.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2012		2011	2010
Number of options	270	500	233	100	540
Option vesting period	1-5 Years	3-6 Years	1-5 Years	Immediate	1 - 4.5 Years
Grant price	$7.64 - $9.89	$13.00 - $16.00	$6.22 - $8.86	$6.85	$6.25 - $6.85
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility (a)	53.3% - 59.2%	50.3% - 58.6%	55.8% - 59.6%	54.6% - 71.7%	53.0% - 55.1%
Risk-free interest rate	.71% - 1.44%	.39% - 1.04%	1.41% - 2.92%	0.34% - 2.10%	1.58% - 2.75%
Expected life (years) (b)	5.31 - 7.08	3.25 - 6.25	5.31 - 6.95	1.29 - 5.00	5.31 - 6.45
Weighted average fair value	$4.40 - $5.34	$2.64 - $3.94	$3.65 - $5.04	$2.18 - $3.33	$3.26 - $3.83

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2012, 2011, and 2010 was $3,011, $987, and $2,315, respectively, which will be amortized over the vesting period of the options.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Restricted Stock Granted:

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

	2011	2010
Number issued	250	500
Vesting Period	$14.00 Stock Price target	$10.00 - $12.00 Stock Price target
Grant Price	$7.34	$6.85
Dividend Yield	0.00%	0.00%
Expected Volatility (a)	58.0%	56.6%
Risk-free Interest Rate	2.64%	2.88%
Expected Life (Years)	1.90	1.12 - 1.62
Weighted Average Fair Value	$6.27	$5.83 - $6.13

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the restricted stock awards granted during the years ended December 31, 2011 and 2010 was $1,567 and $2,990, respectively, which is being amortized over the expected life of the award.

The total non-cash stock compensation expense related to stock options and restricted stock recorded by the Company and the Predecessor, was as follows:

	Year Ended December 31,
	2012	2011	2010

Restricted stock	$739	$2,462	$2,292
Restricted stock units	-	-	683
Stock options	1,027	629	1,989
Stock subscription expense	-	-	145
Total	$1,766	$3,091	$5,109

Predecessor Company
Period from July 1, 2009 to May 28, 2010

Deferred compensation	$1,172
Stock options	132
Total	$1,304

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

A summary of changes in outstanding options during the year ended December 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock	Restricted Stock Units
Outstanding at December 31, 2011	2,588	$7.13	$877	750	92

Granted	770	12.40		-	-
Exercised	(561)	5.30		-	(92)
Expired	(45)	8.35		-	-
Forfeited	(40)	7.61		-	-
Outstanding at December 31, 2012	2,712	$8.98	$-	750	-

Options exercisable at December 31, 2012	1,557	$7.82	$594

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2012:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$4.00 - $9.06	1,767	1,127	6.0	$6.99
$9.07 - $16.00	945	430	8.5	$9.99
	2,712	1,557	6.3	$7.82

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of December 31, 2012, there were 1,155 unvested stock options and unrecognized compensation cost of $3,709 related to unvested stock options, as well as 750 unvested restricted stock awards for which the compensation cost has been fully recognized.

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

Total rent expense of the Company for the years ended December 31, 2012, 2011, and 2010 was $1,944, $1,538, and $1,367, respectively. Total rent expense of the Predecessor Company for the period from July 1, 2009 to May 28, 2010 was $689.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2012 are as follows:

2013	$1,716
2014	1,254
2015	786
2016	605
2017	516
Thereafter	185
$5,062

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

On September 28, 2012, Gregory Mountain Products, a wholly owned subsidiary of the Company, entered into a definitive agreement (the “A&F Agreement”) to acquire Gregory Mountain Products’ Japanese distribution assets from Kabushiki Kaisha A&F (“A&F”).

As part of the terms of the A&F Agreement, the parties agreed to terminate their prior agreement and commencing on January 1, 2013, Gregory will acquire from A&F all responsibilities relating to the sale, marketing and distribution of Gregory Mountain Products’ products in Japan in exchange for the payment of $750 to A&F, of which $500 is payable on or before January 1, 2013, and $250 on or before December 31, 2013. Gregory has also agreed to purchase 100% of A&F’s then existing “in-line” inventory of Gregory products as of December 31, 2012, which was $999. The A&F Agreement also provides for certain other agreements and arrangements between the parties relating to the transition of the sales, marketing and distribution responsibilities to Gregory Mountain Products as well as certain understandings concerning A&F’s and Gregory Mountain Products’ relationship in the future.

The Company has not recognized revenue of $999 on inventory shipped during the year ended December 31, 2012 related to the agreement to purchase 100% of A&F’s then existing “in-line” inventory of Gregory products as of December 31, 2012.

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

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. As of December 31, 2012, the Company had no uncertain tax positions that quality for either recognition or disclosure in the financial statements. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of 2009-2011.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 19% - 33%.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. No amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended December 31, 2012, 2011, and 2010, respectively, and for the Predecessor Company for the period from July 1, 2009 to May 28, 2010.

Consolidated income (losses) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2012	2011	2010

U.S. operations	$3,179	$1,755	$(21,430)
Foreign operations	(3,091)	449	2,391
Income (loss) before income tax	$88	$2,204	$(19,039)

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Predecessor Company
Period from July 1, 2009 to May 28, 2010

U.S. operations	$7,530
Foreign operations	1,537
Income before income tax	$9,067

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2012	2011	2010

Current:
Federal	$10	$206	$-
State and local	(20)	41	-
Foreign	3	321	-
	(7)	568	-
Deferred:
Federal	2,115	98	(4,344)
State and local	(1,067)	(132)	(885)
Foreign	(1,605)	(222)	-
	(557)	(256)	(5,229)
Decrease in valuation allowance for deferred income taxes	(1,300)	(3,000)	(65,000)
	(1,857)	(3,256)	(70,229)

Income tax benefit	$(1,864)	$(2,688)	$(70,229)

Predecessor Company
Period from July 1, 2009 to May 28, 2010

Current:
Federal	$1,621
State and local	227
Foreign	161
2,009
Deferred:
Federal	716
State and local	100
Foreign	-
816

Income tax expense	$2,825

During the year ended December 31, 2012, the Company’s deferred foreign benefit for income taxes included a benefit of $1,025 related to changes in enacted foreign statutory tax rates.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2012	2011	2010

Computed "expected" income tax expense (benefit)	34.0%	34.0%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	145.1	(2.4)	-
State income taxes, net of federal income taxes	126.2	3.5	(3.3)
Transactions costs	682.9	-	8.4
Change in effective state rate	(501.4)	-	-
Change in enacted foreign statutory rates	(1,178.1)	-	-
Other	365.4	(21.0)	1.4
Decrease in valuation allowance	(1,792.3)	(136.1)	(341.4)
Income tax benefit	(2,118.2)%	(122.0)%	(368.9)%

The Predecessor’s effective tax rates varied from federal statutory rates primarily due to nondeductible items and statutory exclusions, such as a portion of the Predecessor’s meals and entertainment expenses, state income taxes, foreign income not subject to federal tax, federal and state research and development credits, and deductions related to domestic production activities.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$82,140	$82,016
Non-cash compensation	2,717	2,888
Accrued liabilities	1,968	2,092
Reserves and other	2,740	2,763
Intangibles	2,411	2,492
	91,976	92,251
Valuation allowance	(17,610)	(18,504)
Net deferred tax assets	74,366	73,747
Deferred tax liabilities:
Depreciation	(1,219)	(1,621)
Discount on notes	(2,383)	(2,846)
Intangibles	(26,610)	(18,012)
Other	(300)	(569)
	(30,512)	(23,048)

Total	$43,854	$50,699

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net change in the valuation allowance for deferred income tax assets was $894 ($1,300 of this change was benefited through the Company’s income tax expense; whereas, the off-setting change of $406 relates to an increase in valuation allowance due to the acquisition of certain deferred tax assets where the more likely than not criteria was not met), $3,000, and $67,364 ($65,000 of this change was benefited through the Company’s income tax expense; whereas, the remaining change of $2,364 was off-set by the write-off of expiring NOL’s during 2010), during the years ended December 31, 2012, 2011, and 2010, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2012, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

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

A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2012, 2011, and 2010 is as follows:

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Other Adjustments (a)	Balance at End of Period

2010	$88,868	$(67,364)	$-	$21,504
2011	21,504	(3,000)	-	18,504
2012	$18,504	$(1,300)	$406	$17,610

(a)	Increase in valuation allowance due to the acquisition of certain deferred tax assets where the more likely than not criteria was not met.

As of December 31, 2012, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $214,195 ($1,853, relates to tax windfall, which will not be realized until an income tax payable exists), $1,640 and $291, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

Of the $212,342 of net operating losses available to offset taxable income, all of which does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) as indicated by the following schedule:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Net Operating Loss Carryforward Expiration Dates

December 31, 2012

Expiration Dates December 31,	Net Operating Loss Amount
2020	$27,465
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	476
2028	1,360
2029	4,074
2030	4,405
Total	214,195
Tax windfall	(1,853)
After limitations	$212,342

NOTE 15. RELATED PARTY TRANSACTIONS

Kanders & Company, Inc.

In September 2003, the Company and Kanders & Company, Inc. (“Kanders & Company”), an entity owned and controlled by the Company’s Executive Chairman, Warren B. Kanders, entered into a 15-year lease with a five-year renewal option, as co-tenants with Kanders & Company to lease approximately 11,500 square feet in Stamford, Connecticut. Until May 28, 2010, the Company paid $32 a month for its 75% portion of the lease, Kanders & Company paid $11 a month for its 25% portion of the lease and rent expense was recognized on a straight-line basis. The lease provides the co-tenants with an option to terminate the lease in years eight and ten in consideration for a termination payment. In connection with the lease, the Company obtained a stand-by letter of credit in the amount of $850 to secure lease obligations for the Stamford facility and Kanders & Company reimbursed the Company for a pro rata portion of the approximately $5 annual cost of the letter of credit. As of December 31, 2012, the stand-by letter of credit of $850 was reduced to $222.

As of December 31, 2012 and 2011, the Company had no amounts outstanding to Kanders & Company.

Acquisition of Gregory Mountain Products, Inc.

On May 28, 2010, the Company acquired Gregory Mountain Products pursuant to a certain Agreement and Plan of Merger, dated as of May 7, 2010, from each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the stockholders of Gregory Mountain Products (the “Gregory Stockholders”). Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. In the acquisition of Gregory Mountain Products, the Company acquired all of the outstanding common stock of Gregory Mountain Products for an aggregate amount of approximately $44,100 (after closing adjustments of $889 relating to debt repayments, working capital and equity plan allocation), payable to the Gregory Stockholders in proportion to their respective ownership interests of Gregory Mountain Products as follows: (i) the issuance of 2,419 unregistered shares of the Company’s common stock to Kanders GMP Holdings, LLC and 1,256 unregistered shares of the Company’s common stock to Schiller Gregory Investment Company, LLC, and (ii) the issuance by the Company of Merger Consideration Subordinated Notes in the aggregate principal amount of $14,517 to Kanders GMP Holdings, LLC and in the aggregate principal amount of $7,539 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Merger Consideration Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Merger Consideration Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash. The acquisition of Gregory Mountain Products was approved by a special committee comprised of independent directors of the Company’s Board of Directors and the merger consideration payable to the Gregory Stockholders was confirmed to be fair to the Company’s stockholders from a financial point of view by a fairness opinion received from Ladenburg Thalmann & Co., Inc.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the year ended December 31, 2012, $735 in interest was paid to Kanders GMP Holdings, LLC, and $382 in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

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

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the Stockholders of GMP when the Company acquired GMP, the Company issued $14,517, $7,539, and $554 in 5% seven year subordinated promissory notes dated May 28, 2010 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory Mountain Products, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code. The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness. Additionally, an uncured event of default under the Merger Consideration Subordinated Notes may result in an event of default under the Loan Agreement discussed above.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted the notes to $8,640, $4,487, and $316, respectively, at the date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the years ended December 31, 2012, $735 in interest was paid to Kanders GMP Holdings, LLC, and $382 in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, the five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 16. SUBSEQUENT EVENT

Amendment of Revolving Credit Facility

On March 8, 2013, the Company entered into a new amended and restated loan agreement (the “Loan Agreement”) with Zions First National Bank to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a thirty million dollar ($30,000) Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The loan is due and payable in monthly payments of principal and interest and is adjusted monthly based on new advances. Advances on the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Any unfunded facility will mature three years from close. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2012 and 2011. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$46,419	$31,915	$48,742	$48,801
Gross profit	18,616	12,466	18,459	17,723
Operating income (loss)	4,729	(1,991)	1,535	(2,097)
Net income (loss)	2,590	(1,908)	726	544

Earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$(0.06)	$0.02	$0.02
Diluted earnings (loss) per share	0.10	(0.06)	0.02	0.02

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$39,058	$28,338	$42,040	$36,339
Gross profit	15,071	11,035	15,997	14,249
Operating income (loss)	1,968	(896)	2,954	840
Net income (loss)	1,168	(811)	1,007	3,528

Earnings (loss) per share:
Basic earnings (loss) per share	$0.05	$(0.04)	$0.05	$0.16
Diluted earnings (loss) per share	0.05	(0.04)	0.05	0.16

BLACK DIAMOND, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2012, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2012 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

The Company acquired POC on July 2, 2012 and PIEPS on October 1, 2012. Management excluded POC and PIEPS from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. POC and PIEPS represent 26% of the Company’s total assets and 12% of the Company’s total sales as reported in the consolidated financial statements for the year ended December 31, 2012.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

BLACK DIAMOND, INC.

Changes in Internal Control Over Financial Reporting

As a result of the acquisitions of POC on July 2, 2012 and PIEPS on October 1, 2012, the Company has implemented internal controls over financial reporting to include consolidation of POC and PIEPS, as well as acquisition-related accounting and disclosures. The acquisitions of POC and PIEPS represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2011. POC and PIEPS utilize separate information and accounting systems and processes.

BLACK DIAMOND, INC.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Black Diamond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Black Diamond, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Black Diamond, Inc. acquired POC Sweden AB (“POC”) on July 2, 2012 and PIEPS Holding GmbH and its subsidiaries (“PIEPS”) on October 1, 2012. Management excluded POC and PIEPS from its assessment of the effectiveness of Black Diamond Inc.’s internal control over financial reporting as of December 31, 2012, POC’s and PIEPS’ internal control over financial reporting associated with total assets of 26% and total sales of 12% included in the consolidated financial statements of Black Diamond, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Black Diamond, Inc. also excluded an evaluation of the internal control over financial reporting of POC and PIEPS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Diamond, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, UT
March 12, 2013

BLACK DIAMOND, INC.

ITEM 9B. OTHER INFORMATION

Amended and Restated Loan Agreement

On March 8, 2013, the Company together with its direct and indirect domestic subsidiaries (the “Borrowers”) entered into an amended and restated loan agreement (the “Loan Agreement”) with Zion First National Bank (the “Lender”) to refinance the line of credit with a new maturity date of March 8, 2016. Accordingly, the balance of $20,000 has been classified as long-term debt at December 31, 2012.

Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The term loan is due and payable in monthly payments of principal and interest and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021.

All debt associated with the Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 3.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 2.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBIDTA ratio is less than 2.75. The Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that the ratio of Total Senior Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.75, and (ii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 2.75.

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage and limitations on capital expenditures, all as calculated in the Loan Agreement. In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement. The Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts.

In connection with entering into the Loan Agreement (i) Kanders GMP Holdings, LLC (“Kanders GMP”) entered into a Subordination Agreement dated March 8, 2013, among Lender and each of the Borrowers (the “Kanders Subordination Agreement”), and (ii) each of Schiller Gregory Investment Company, LLC (“SGIC”), Deborah Schiller 2005 Revocable Trust Dated September 27, 2005 (“DS Trust”), and Robert R. Schiller Cornerstone Trust Dated September 9, 2010 (“RS Trust”, and together with Kanders GMP, SGIC, DS Trust and RS Trust, the “Subordinated Noteholders”) entered into a Subordination Agreement dated March 8, 2013, among Lender and each of the Borrowers (the “Schiller Subordination Agreement” and together with the Kanders Subordination Agreement, the “Subordination Agreements”).  Pursuant to the terms of the Subordination Agreements, the Subordinated Noteholders each agreed that so long as any amount is outstanding and owing to Lender under the Loan Agreement (i) the right of the Subordinated Noteholders to receive payment under the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Subordinated Notes”) is subordinated in right of Lender to receive payment under the Loan Agreement, (ii) to refrain from exercising default rights under their respective Subordinated Notes, with permitted exceptions, and (iii) to accept only regularly scheduled cash interest payments and, under certain circumstances, principal payments in respect of their Subordinated Notes to the extent that certain conditions are met. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP. The sole manager of SGIC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors.

Copies of the Loan Agreement, the Revolving Line of Credit Promissory Note, the Term Loan Facility Promissory Note, Acquisition Facility Promissory Note, and the Subordination Agreements are attached to this Annual Report on Form 10-K as Exhibits 10.35 through Exhibits 10.40 and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the Loan Agreement, the Revolving Line of Credit Promissory Note, the Term Loan Facility Promissory Note, Acquisition Facility Promissory Note, and the Subordination Agreements is not intended to be complete and is qualified in its entirety by the complete text of the Loan Agreement, the Revolving Line of Credit Promissory Note, the Term Loan Facility Promissory Note, Acquisition Facility Promissory Note, and the Subordination Agreements.

BLACK DIAMOND, INC.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our Proxy Statement used in connection with our 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions, and Director Independence" in our Proxy Statement used in connection with our 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2013 Annual Meeting of Stockholders, is incorporated herein by reference.

BLACK DIAMOND, INC.

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

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement, dated as of May 28, 2010, between the Company and Warren B. Kanders (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.3	Employment Agreement, dated as of May 28, 2010, between the Company and Robert R. Schiller (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.4	Employment Agreement between the Company and Peter Metcalf, dated as of May 7, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).*

10.5	Amendment No. 1 to Employment Agreement, dated May 28, 2010, by and between the Company and Peter Metcalf (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.6	Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.7	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.8	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference).*

10.9	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).*

10.10	Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2005 and incorporated herein by reference).*

10.11	Amendment to the Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2006 and incorporated herein by reference).*

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.12	Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (filed as Exhibit 4.6 of the Company’s Registration Statement Form S-8, filed with the Commission on August 19, 2005 and incorporated herein by reference).*

10.13	Restricted Stock Agreement, dated as of April 11, 2003, between the Company and Warren B. Kanders (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2003 and incorporated herein by reference.*

10.14	Restricted Stock Award Agreement, dated May 28, 2010, by and between the Company and Warren B. Kanders (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.15	Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC as Co-Borrowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.16	Promissory Note Revolving Line of Credit dated as of May 28, 2010 by and among Zions First National Bank and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.17	Assumption Agreement, dated as of May 28, 2010, by and between Gregory Mountain Products, LLC, as Additional Borrower and Zions First National Bank, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.18	First Substitute Promissory Note Revolving Line of Credit, dated May 28, 2010, by and among Zions First National Bank, as Lender, and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC as Borrowers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.19	Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Kanders GMP Holdings, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.20	Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Schiller Gregory Investment Company, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.21	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.22	Form of Restrictive Covenant Agreement (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.23	Registration Rights Agreement, dated as of May 28, 2010, among Clarus Corporation, and each of the Investors on the signature page thereto (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.24	Registration Rights Agreement, dated as of May 28, 2010, by and among Clarus Corporation, and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the Investors (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).
Underwriting Agreement, dated as of February 16, 2011, among Black Diamond, Inc. and the several underwriters party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012 and incorporated herein by reference).

10.25

Underwriting Agreement, dated as of February 16, 2011 among Black Diamond, Inc. and the several underwriters party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012 and incorporated herein by reference).

10.26	Amendment No. 1 dated as of March 2, 2012 to the Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Black Diamond, Inc., formerly known as Clarus Corporation, and Everest/Sapphire Acquisition, LLC as Co-Borrowers.

10.27	Share Transfer Agreement, dated June 7, 2012, by and among Black Diamond, Inc., Ember Scandinavia AB, and the shareholders of POC Sweden AB (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2012 and incorporated herein by reference).

10.28	Amendment, dated July 2, 2012, to Share Transfer Agreement, dated as of June 7, 2012, by and among Black Diamond, Inc., Ember Scandinavia AB and the shareholders of POC Sweden AB (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Commission on July 6, 2012 and incorporated herein by reference).

10.29	Share Purchase Agreement, dated September 24, 2012, by and among Black Diamond Austria GmbH and SEIDEL Privatstiftung (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 28, 2012 and incorporated herein by reference).

10.30	Agreement, dated September 28, 2012, by and between Gregory Mountain Products, LLC and Kabushiki Kaisha A&F (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.31	Assumption Agreement, dated September 28, 2012, by and between Zions First National Bank, a national banking association and POC USA, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.32	Second Substitute Promissory Note, dated September 28, 2012, by and among Zions First National Bank, a national banking association, Black Diamond, Inc., Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC and POC USA, LLC, as co-borrowers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.33	Assumption Agreement, dated October 4, 2012, by and between Zions First National Bank, a national banking association, Pieps Corporation, and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.34	Third Substitute Promissory Note, dated October 4, 2012, by and among Zions First National Bank, a national banking association, Black Diamond, Inc., Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC, POC USA, LLC, Pieps Corporation, and BD European Holdings, LLC, as co-borrowers (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.35

Amended and Restated Loan Agreement, effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers. **

10.36

Promissory Note (Term Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC. **

10.37

Promissory Note (Revolving Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC. **

10.38

Promissory Note (Acquisition Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC. **

10.39

Amended and Restated Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC. **

10.40

Amended and Restated Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC. **

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm.**

23.2	Independent Auditor’s Consent.**

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 12, 2013
By:/s/ Robert Peay
Robert Peay,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Peter Metcalf	Chief Executive Officer, President and Director (Principal Executive
Peter Metcalf	Officer)

/s/ Robert Peay	Chief Financial Officer (Principal Financial Officer and Principal
Robert Peay	Accounting Officer)

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Philip N. Duff	Director
Phillip N. Duff

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.35	Amended and Restated Loan Agreement, effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers.

10.36	Promissory Note (Term Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC.

10.37	Promissory Note (Revolving Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC.

10.38	Promissory Note (Acquisition Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC.

10.39	Amended and Restated Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC.

10.40	Amended and Restated Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC.

21.1	Subsidiaries of Black Diamond, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Independent Auditor’s Consent.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

