Form 10-Q
period 2013-03-31
Black Diamond, Inc.
filed 2013-05-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 31,792,747 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$4,127	$5,111
Accounts receivable, less allowance for doubtful accounts of $650 and $499, respectively	35,810	30,925
Inventories	55,142	60,664
Prepaid and other current assets	4,329	4,846
Income tax receivable	151	659
Deferred income taxes	2,922	2,337
Total current assets	102,481	104,542

Property and equipment, net	17,534	17,508
Definite lived intangible assets, net	37,762	38,100
Indefinite lived intangible assets	51,317	51,462
Goodwill	57,332	57,481
Deferred income taxes	48,757	49,631
Other long-term assets	2,221	2,062
Total assets	$317,404	$320,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,316	$22,178
Current portion of long-term debt	2,142	4,059
Total current liabilities	23,458	26,237

Long-term debt	39,351	36,429
Deferred income taxes	7,461	8,114
Other long-term liabilities	1,939	2,000
Total liabilities	72,209	72,780

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 31,841 and 31,838 issued and 31,766 and 31,763 outstanding	3	3
Additional paid in capital	473,998	473,628
Accumulated deficit	(234,366)	(231,334)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	5,562	5,711
Total stockholders' equity	245,195	248,006
Total liabilities and stockholders' equity	$317,404	$320,786

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2013	March 31, 2012

Sales
Domestic sales	$20,110	$18,815
International sales	30,890	27,604
Total sales	51,000	46,419

Cost of goods sold	31,784	27,803
Gross profit	19,216	18,616

Operating expenses
Selling, general and administrative	20,878	13,775
Restructuring charge	175	-
Merger and integration	143	-
Transaction costs	54	112

Total operating expenses	21,250	13,887

Operating (loss) income	(2,034)	4,729

Other (expense) income
Interest expense, net	(826)	(730)
Other, net	(395)	290

Total other expense, net	(1,221)	(440)

(Loss) income before income tax	(3,255)	4,289
Income tax (benefit) expense	(223)	1,699
Net (loss) income	(3,032)	2,590

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(930)	480
Unrealized income (loss) on hedging activities	781	(538)
Other comprehensive loss	(149)	(58)
Comprehensive (loss) income	$(3,181)	$2,532

(Loss) earnings per share:
Basic	$(0.10)	$0.10
Diluted	(0.10)	0.10

Weighted average shares outstanding:
Basic	31,764	25,677
Diluted	31,764	25,984

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash Flows From Operating Activities:
Net (loss) income	$(3,032)	$2,590
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	1,032	771
Amortization of intangible assets	900	332
Accretion of notes payable	275	246
Loss on disposition of assets	42	1
Stock-based compensation	370	404
Deferred income taxes	(753)	1,046
Changes in operating assets and liabilities:
Accounts receivable	(4,724)	(7,114)
Inventories	5,000	2,116
Prepaid and other current assets	1,324	1,155
Accounts payable and accrued liabilities	(432)	(1,028)
Net cash provided by operating activities	2	519

Cash Flows From Investing Activities:
Purchase of intangible assets	(750)	-
Purchase of property and equipment	(1,139)	(1,606)
Net cash used in investing activities	(1,889)	(1,606)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) long-term debt, revolving lines of credit and capital leases	648	(22,385)
Proceeds from exercise of stock options	-	30
Proceeds from the sale of common stock, net	-	62,634
Net cash provided by financing activities	648	40,279

Effect of foreign exchange rates on cash	255	52

Change in cash	(984)	39,244
Cash, beginning of period	5,111	2,400
Cash, end of period	$4,127	$41,644

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(37)	$286
Cash paid for interest	$611	$495

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2013 are not necessarily indicative of the results to be obtained for the year ending December 31, 2013. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 establishes new requirements for disclosing reclassifications of items out of accumulated other comprehensive income and includes identification of the line items in net earnings affected by the reclassifications. This standard is effective for annual and interim periods for fiscal years beginning after December 15, 2012 (for us this was our 2013 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2013, which provides additional detail on those financial statements as applicable, but did not have any other impact on our financial statements.

NOTE 2. ACQUISITIONS

POC Sweden AB

On July 2, 2012, the Company acquired all of the issued and outstanding shares of capital stock of POC Sweden AB (“POC”), a Stockholm-based developer and manufacturer of protective gear for action sports athletes pursuant to the terms of the Share Transfer Agreement dated as of June 7, 2012, and as amended on July 2, 2012, by and among the Company, Ember Scandinavia AB, a Swedish corporation and a wholly owned subsidiary of the Company, and the shareholders of POC.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

PIEPS Holding GmbH

On October 1, 2012, the Company acquired all of the issued and outstanding shares of capital stock of PIEPS Holding GmbH and its subsidiaries PIEPS GmbH and Pieps Corporation (collectively, “PIEPS”), a leading Austrian designer and marketer of avalanche beacons and snow safety products pursuant to the terms of the Share Purchase Agreement dated as of September 24, 2012, by and among the Company, ADMIN BG Holding GmbH (now named Black Diamond Austria GmbH), an Austrian corporation and a wholly-owned subsidiary of the Company, and the Seidel Privatstiftung.

Pro Forma Results

The following pro forma results are based on the individual historical results of the Company and POC and PIEPS, with adjustments to give effect to the combined operations as if the acquisitions had been consummated at the beginning of the period presented. The pro forma results are intended for information purposes only and do not purport to represent what the Company’s results of operations would actually have been had the Company’s acquisitions of POC and PIEPS in fact occurred at the beginning of the earliest periods presented.

Three Months Ended
March 31, 2012

Sales	$51,107
Net income	$854
Net income per share - basic	$0.03
Net income per share - diluted	$0.03

NOTE 3. INVENTORIES

Inventories, as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012

Finished goods	$46,914	$53,009
Work-in-process	894	1,112
Raw materials and supplies	7,334	6,543
	$55,142	$60,664

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012

Land	$2,850	$2,850
Building and improvements	4,924	4,568
Furniture and fixtures	4,264	4,140
Computer hardware and software	4,973	4,759
Machinery and equipment	11,813	11,718
Construction in progress	1,923	1,855
	30,747	29,890
Less accumulated depreciation	(13,213)	(12,382)
	$17,534	$17,508

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the three months ended March 31, 2013 from $57,481 to $57,332 due to the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2012	$57,481

Impact of foreign currency exchange rates	(149)

Balance at March 31, 2013	$57,332

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory Mountain Products, Inc. (“Gregory” or “GMP”), POC, and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the three months ended March 31, 2013 due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2012	$51,462

Impact of foreign currency exchange rates	(145)

Balance at March 31, 2013	$51,317

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross definite lived intangible assets during the three months ended March 31, 2013 as a result of the Company’s purchase of customer lists and customer relationships from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, partially off-set by a decrease due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Gross balance at December 31, 2012	$42,500

Increase due to purchase of customer lists and relationships	750
Impact of foreign currency exchange rates	(203)

Gross balance at March 31, 2013	$43,047

Intangible assets, net of amortization as of March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012

Customer lists and relationships	$30,528	$29,890
Product technologies	8,782	8,868
Trade name	2,232	2,237
Core technologies	1,505	1,505
	43,047	42,500
Less accumulated amortization	(5,285)	(4,400)
	$37,762	$38,100

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013	December 31, 2012

Revolving credit facilities (a)	$13,374	$20,000
Foreign credit facilities (b)	1,289	3,995
5% Senior Subordinated Notes due 2017	16,267	15,992
Capital leases	88	119
Term notes (c)	10,475	382
	41,493	40,488
Less current portion	(2,142)	(4,059)
	$39,351	$36,429

(a)	As of March 31, 2013, the Company had drawn down $13,374 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”). On March 8, 2013, the Company entered into a new amended and restated loan agreement (the “Loan Agreement”) to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. The Loan Agreement also provides for an Acquisition Facility which allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021.

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing twelve month earnings before interest, taxes, depreciation, and amortization (“EBITDA”), a positive amount of asset coverage, a minimum net worth, and a fixed charge coverage ratio. At March 31, 2013, the Company was in compliance with all associated covenants.

(b)	The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions. The Company had $1,895 and $1,488 in letters of credit as of March 31, 2013 and December 31, 2012, respectively.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(c)	The Loan Agreement also provides for a Term Facility pursuant to which the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The Term Facility is due and payable in monthly payments of principal and interest based on a 10 year amortization from March 8, 2013 and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 2.00% to 5.50% and monthly installments ranging from $0 to $4. The notes mature between October 2013 and December 2016 and are secured by equipment.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,939 and $2,000 as of March 31, 2013 and December 31, 2012, respectively. $1,419 and $1,479 of the balance as of March 31, 2013 and December 31, 2012, respectively, relate to a pension liability of the benefit plan for the Company’s Swiss employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,419 and $1,479 as other long-term assets for the underfunded amount as of March 31, 2013 and December 31, 2012, respectively.

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

At March 31, 2013, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At March 31, 2013 there was no such exposure to the counterparty. The Company’s exposure is limited to the aggregate unrealized gain of $1,209 on all contracts at March 31, 2013. However, the Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2013 and December 31, 2012:

	March 31, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	6,883	February-14
Foreign exchange contracts - British Pounds	1,161	February-14
Foreign exchange contracts - Euros	14,470	February-14
Foreign exchange contracts - Swiss Francs	20,110	February-14
Foreign exchange contracts - Canadian Dollars	8,750	February-14
Foreign exchange contracts - Japanese Yen	553,175	February-14

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

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $171 and $1 were reclassified to sales during the three months ended March 31, 2013 and 2012, respectively.

As of December 31, 2012, the Company reported an accumulated derivative instrument loss of $169. During the three months ended March 31, 2013, the Company reported an adjustment to accumulated other comprehensive income of $781, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument gain of $612 reported as of March 31, 2013.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2013 and December 31, 2012:

	Classification	March 31, 2013	December 31, 2012

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$1,467	$680

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$258	$918

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2012	$5,880	$(169)	$5,711
Other comprehensive income (loss) before reclassifications	(930)	890	(40)
Amounts reclassified from other comprehensive income	-	(109)	(109)
Net current period other comprehensive (loss) income	(930)	781	(149)
Balance as of March 31, 2013	$4,950	$612	$5,562

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2013 were as follows:

Affected line item in the Consolidated Statement of Comprehensive (Loss) Income	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive (Loss) Income

Sales	$171
Income tax (benefit) expense	62
Amount reclassified net of tax	$109

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,467	$-	$1,467
	$-	$1,467	$-	$1,467

Liabilities
Forward exchange contracts	$-	$258	$-	$258
	$-	$258	$-	$258

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$680	$-	$680
	$-	$680	$-	$680

Liabilities
Forward exchange contracts	$-	$918	$-	$918
	$-	$918	$-	$918

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2013	March 31, 2012

Weighted average shares outstanding - basic	31,764	25,677
Effect of dilutive stock awards	-	307
Weighted average shares outstanding - diluted	31,764	25,984

Earnings per share:
Basic	$(0.10)	$0.10
Diluted	(0.10)	0.10

For the three months ended March 31, 2013, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. Options to purchase 1,581 shares of common stock were outstanding and anti-dilutive due to the net loss for the period. Additionally, options to purchase 1,159 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three months ended March 31, 2013 and 750 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

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

During the three months ended March 31, 2013, the Company issued 33 stock options, under the Company’s 2005 Plan, to employees of the Company, which options granted will vest in three installments as follows: 13 shall vest on December 31, 2015 and the remaining shares shall vest equally on December 31, 2016 and December 31, 2017.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2013

Number of options	33
Option vesting period	5 Years
Grant price	$8.02 - $8.20
Dividend yield	0.00%
Expected volatility (a)	54.8% - 55.2%
Risk-free interest rate	1.25% - 1.40%
Expected life (years) (b)	6.95
Weighted average fair value	$4.46 - $4.51

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the three months ended March 31, 2013 was $146, which will be amortized over the vesting period of the options.

During the three months ended March 31, 2013, the Company awarded 3 shares of common stock to an employee. At the date the awards were issued the common stock was valued at $7.85 per share.

The total non-cash stock compensation expense related to restricted stock, stock options, and stock awards recorded by the Company during the three months ended March 31, 2013 and 2012, respectively, was as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012

Restricted stock	$-	$203
Stock options	345	201
Stock awards	25	-
Total	$370	$404

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of March 31, 2013, there were 1,198 unvested stock options and unrecognized compensation cost of $3,510 related to unvested stock options, as well as 750 unvested restricted stock awards for which the compensation cost has been fully recognized.

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

Total rent expense of the Company for the three months ended March 31, 2013 and 2012 was $579 and $414, respectively.

NOTE 14. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 19% - 39%.

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

(Unaudited)

(in thousands, except per share amounts)

NOTE 15. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory on May 28, 2010, the Company issued $14,517 and $7,539 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, and Schiller Gregory Investment Company, LLC, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code. The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three months ended March 31, 2013, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 held by them (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2013, $5 in interest was paid to Kanders GMP Holdings, LLC, and $3 in interest was paid to Schiller Gregory Investment Company, LLC.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Quarterly Report on Form 10-Q we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy; the Company's ability to successfully integrate and grow acquisitions; the Company's exposure to product liability of product warranty claims and other loss contingencies; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

Results of Operations

Consolidated Three Months Ended March 31, 2013 Compared to Consolidated Three Months Ended March 31, 2012

The following presents a discussion of consolidated operations for the three months ended March 31, 2013, compared with the consolidated three months ended March 31, 2012.

	Three Months Ended
	March 31, 2013	March 31, 2012

Sales
Domestic sales	$20,110	$18,815
International sales	30,890	27,604
Total sales	51,000	46,419

Cost of goods sold	31,784	27,803
Gross profit	19,216	18,616

Operating expenses
Selling, general and administrative	20,878	13,775
Restructuring charge	175	-
Merger and integration	143	-
Transaction costs	54	112

Total operating expenses	21,250	13,887

Operating (loss) income	(2,034)	4,729

Other (expense) income
Interest expense, net	(826)	(730)
Other, net	(395)	290

Total other expense, net	(1,221)	(440)

(Loss) income before income tax	(3,255)	4,289
Income tax (benefit) expense	(223)	1,699
Net (loss) income	$(3,032)	$2,590

Sales

Consolidated sales increased $4,581, or 9.9%, to $51,000 during the three months ended March 31, 2013 compared to consolidated sales of $46,419 during the three months ended March 31, 2012. The increase in sales was primarily attributable to the inclusion of POC and PIEPS and an increase in the quantity and average sales price of new and existing climb products sold during the period, partially off-set by the expected decline in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, to Gregory, as well as delayed spring/summer orders resulting from an extended late winter season. We also experienced a decrease in sales of $188 due to the weakening of foreign currencies against the U.S. dollar.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $1,295, or 6.9%, to $20,110 during the three months ended March 31, 2013 compared to consolidated domestic sales of $18,815 during the three months ended March 31, 2012. The increase in domestic sales was primarily attributable to the inclusion of POC and an increase in the quantity of new and existing climb products sold during the period, partially off-set by delayed spring/summer orders resulting from an extended late winter season.

Consolidated international sales increased $3,286, or 11.9%, to $30,890 during the three months ended March 31, 2013 compared to consolidated international sales of $27,604 during the three months ended March 31, 2012. The increase in international sales was primarily attributable to the inclusion of POC and PIEPS and an increase in the quantity and average sales price per unit of new and existing climb products sold during the period, partially off-set by the expected decline in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, to Gregory, as well as delayed spring/summer orders resulting from an extended late winter season. We also experienced a decrease in sales of $188 due to the weakening of foreign currencies against the U.S. dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,981, or 14.3%, to $31,784 during the three months ended March 31, 2013 compared to consolidated cost of goods sold of $27,803 during the three months ended March 31, 2012. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and PIEPS.

Gross Profit

Consolidated gross profit increased $600, or 3.2%, to $19,216 during the three months ended March 31, 2013 compared to consolidated gross profit of $18,616 during the three months ended March 31, 2012. Consolidated gross margin was 37.7% during the three months ended March 31, 2013 compared to a consolidated gross margin of 40.1% during the three months ended March 31, 2012. Consolidated gross margin during the three months ended March 31, 2013 decreased compared to the prior year due to an unfavorable product mix in lower margin products and a higher level of close-out and promotional activity on winter seasonal inventory as a result of the slow start to the 2012/2013 winter season. The strengthening of the U.S. dollar compared to the Japanese Yen also had a negative input on both sales and gross margin.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $7,103, or 51.6%, to $20,878 during the three months ended March 31, 2013 compared to consolidated selling, general, and administrative expenses of $13,775 during the three months ended March 31, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of POC, PIEPS, Black Diamond Japan GK, and the Company’s investments in its strategic initiatives, such as apparel, and infrastructure to support both current and anticipated future growth.

Restructuring Charges

Consolidated restructuring expense increased to $175 during the three months ended March 31, 2013 compared to consolidated restructuring expense of $0 during the same period in 2012. The restructuring expenses incurred during the three months ended March 31, 2013 relate to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense increased to $143 during the three months ended March 31, 2013 compared to consolidated merger and integration expense of $0 during the same period in 2012, which consisted of expenses related to the integration of POC and PIEPS. We expect to incur additional merger and integration expenses throughout the year related to our ongoing integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased $58, or 51.8%, to $54 during the three months ended March 31, 2013 compared to consolidated transaction expense of $112 during the three months ended March 31, 2012, which primarily consisted of professional accounting fees related to the Company’s acquisitions of POC and PIEPS.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense increased $96, or 13.2%, to $826 during the three months ended March 31, 2013 compared to consolidated interest expense of $730 during the three months ended March 31, 2012. The increase in interest expense was primarily attributable to debt amounts assumed in connection with the Company’s acquisition of POC and PIEPS.

Other, net

Consolidated other, net, decreased to expense of $395 during the three months ended March 31, 2013 compared to a consolidated other, net income of $290 during the three months ended March 31, 2012. The decrease in other, net, was primarily attributable to the remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable partially off-set by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense decreased $1,922, or 113.1%, to a benefit of $223 during the three months ended March 31, 2013 compared to a consolidated income tax expense of $1,699 during the same period in 2012. The decrease in tax expense is due to the decrease in pre-tax income and effective income tax rate recorded during the three months ended March 31, 2012.

Our effective income tax rate was 6.9% for the three months ended March 31, 2013 compared to 39.6% for the same period in 2012. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. During the three months ended March 31, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013.

Liquidity and Capital Resources

Consolidated Three months ended March 31, 2013 Compared to Consolidated Three months ended March 31, 2012

The following presents a discussion of cash flows for the consolidated three months ended March 31, 2013 compared with the consolidated three months ended March 31, 2012. Our primary ongoing funding requirements are for working capital, expansion of our operations, and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facility. At March 31, 2013, we had total cash of $4,127 compared with a cash balance of $5,111 at December 31, 2012, which was substantially all controlled by the Company’s U.S. entities. At March 31, 2013 the Company had $1,059 of the $4,127 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Three Months Ended
	March 31, 2013	March 31, 2012

Net cash provided by operating activities	$2	$519
Net cash used in investing activities	(1,889)	(1,606)
Net cash provided by financing activities	648	40,279
Effect of foreign exchange rates on cash	255	52
Change in cash	(984)	39,244
Cash, beginning of period	5,111	2,400
Cash, end of period	$4,127	$41,644

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $2 during the three months ended March 31, 2013 compared to consolidated net cash provided by operating activities of $519 during the three months ended March 31, 2012. The decrease in net cash provided by operating activities during 2013 is primarily due to decreased profitability, which was partially off-set by timing differences of when accounts receivable were collected, inventory purchased, and accounts payable were paid during the three months ended March 31, 2013 compared to the same period in 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $1,137 during the three months ended March 31, 2013 compared to free cash flows used of $1,087 during the same period in 2012. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2013	March 31, 2012

Net cash provided by operating activities	$2	$519
Purchase of property and equipment	(1,139)	(1,606)
Free cash flow	$(1,137)	$(1,087)

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $283 to $1,889 during the three months ended March 31, 2013 compared to $1,606 during the three months ended March 31, 2012. The increase is a result of the Company’s acquisition of Gregory’s Japanese distribution assets from A&F, the prior distributor of Gregory’s products in Japan, for $750, partially offset by a decrease in capital expenditures.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities decreased by $39,631 to $648 during the three months ended March 31, 2013 compared to consolidated cash provided by financing activities of $40,279 during the three months ended March 31, 2012. The financing activities during the three months ended March 31, 2012 were comprised of: (i) proceeds from the sale of stock and proceeds from the exercise of stock options $62,634 and $30, respectively, and (ii) net payments on the Company’s debt line of credit of $22,385. The absence of these activities during the three months ended March 31, 2013 generated a decrease in net cash provided by financing compared to the three months ended March 31, 2012.

Net Operating Loss

As of December 31, 2012, the Company had net operating loss, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $214,195 ($1,853 relates to tax windfall, which will not be realized until an income tax payable exists), $1,640 and $291, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S., as Subpart F. income and will be offset with the NOL. The $212,342 of net operating losses available to offset taxable income does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Revolving Credit Facility

On March 8, 2013, the Company together with its direct and indirect domestic subsidiaries entered into an amended and restated loan agreement (the “Loan Agreement”) with Zions First National Bank to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The term loan is due and payable in monthly payments of principal and interest based on a 10 year amortization from the closing date and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement). As of March 31, 2013, the Company had drawn down $13,374, $10,000, and $0 on the Revolving Line of Credit, Term Facility, and Acquisition Facility, respectively. As of March 31, 2013, the Company had the availability to draw on $16,626, $5,000, and $10,000 on the Revolving Line of Credit, Term Facility, and Acquisition Facility, respectively.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the Stockholders of GMP when the Company acquired GMP, the Company issued $14,517, $7,539, and $554 in 5% seven year subordinated promissory notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory Mountain Products, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code. The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness. Additionally, an uncured event of default under the Merger Consideration Subordinated Notes may result in an event of default under the Loan Agreement discussed above.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we have discounted the notes to $8,640, $4,487, and $316, respectively, at the date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three months ended March 31, 2013, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 held by them (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash. During the three months ended March 31, 2013, $5 in interest was paid to Kanders GMP Holdings, LLC, and $3 in interest was paid to Schiller Gregory Investment Company, LLC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer/Vice President of Finance, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer/Vice President of Finance concluded that the Company’s disclosure controls and procedures as of March 31, 2013 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our control over financial reporting that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Amended and Restated Loan Agreement, effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013 and incorporated herein by reference).

10.2	Promissory Note (Term Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013 and incorporated herein by reference).

10.3	Promissory Note (Revolving Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC(filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013 and incorporated herein by reference).

10.4	Promissory Note (Acquisition Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC(filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013 and incorporated herein by reference).

10.5	Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013 and incorporated herein by reference).

10.6	Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 12, 2013 and incorporated herein by reference).

BLACK DIAMOND, INC.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BLACK DIAMOND, INC.

Date: May 7, 2013
/s/ Peter Metcalf
Name: Peter R. Metcalf
Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne,
Title: Interim Chief Financial Officer and
Vice President of Finance
(Principal Financial Officer and
Chief Accounting Officer)

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

