Form 10-Q
period 2013-06-30
Black Diamond, Inc.
filed 2013-08-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

or

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

As of August 1, 2013, there were 31,899,747 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$2,054	$5,111
Accounts receivable, less allowance for doubtful accounts of $580 and $499, respectively	31,302	30,925
Inventories	56,715	60,664
Prepaid and other current assets	4,493	4,846
Income tax receivable	308	659
Deferred income taxes	3,006	2,337
Total current assets	97,878	104,542

Property and equipment, net	17,937	17,508
Definite lived intangible assets, net	36,410	38,100
Indefinite lived intangible assets	50,902	51,462
Goodwill	56,907	57,481
Deferred income taxes	48,594	49,631
Other long-term assets	2,219	2,062
Total assets	$310,847	$320,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$22,361	$22,178
Current portion of long-term debt	2,804	4,059
Total current liabilities	25,165	26,237

Long-term debt	33,971	36,429
Deferred income taxes	6,860	8,114
Other long-term liabilities	1,961	2,000
Total liabilities	67,957	72,780

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
31,975 and 31,838 issued and 31,900 and 31,763 outstanding	3	3
Additional paid in capital	475,113	473,628
Accumulated deficit	(236,634)	(231,334)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	4,410	5,711
Total stockholders' equity	242,890	248,006
Total liabilities and stockholders' equity	$310,847	$320,786

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2013	June 30, 2012

Sales
Domestic sales	$15,485	$15,626
International sales	23,370	16,289
Total sales	38,855	31,915

Cost of goods sold	23,201	19,449
Gross profit	15,654	12,466

Operating expenses
Selling, general and administrative	18,053	13,319
Merger and integration	83	-
Transaction costs	-	1,138

Total operating expenses	18,136	14,457

Operating loss	(2,482)	(1,991)

Other (expense) income
Interest expense, net	(834)	(582)
Other, net	303	(195)

Total other expense, net	(531)	(777)

Loss before income tax	(3,013)	(2,768)
Income tax benefit	(745)	(860)
Net loss	(2,268)	(1,908)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,061)	(617)
Unrealized (loss) income on hedging activities	(91)	379
Other comprehensive loss	(1,152)	(238)
Comprehensive loss	$(3,420)	$(2,146)

Loss per share:
Basic	$(0.07)	$(0.06)
Diluted	(0.07)	(0.06)

Weighted average shares outstanding:
Basic	31,836	30,814
Diluted	31,836	30,814

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2013	June 30, 2012

Sales
Domestic sales	$35,595	$34,441
International sales	54,260	43,893
Total sales	89,855	78,334

Cost of goods sold	54,985	47,252
Gross profit	34,870	31,082

Operating expenses
Selling, general and administrative	38,931	27,094
Restructuring charge	175	-
Merger and integration	226	-
Transaction costs	54	1,250

Total operating expenses	39,386	28,344

Operating (loss) income	(4,516)	2,738

Other (expense) income
Interest expense, net	(1,660)	(1,312)
Other, net	(92)	95

Total other expense, net	(1,752)	(1,217)

(Loss) income before income tax	(6,268)	1,521
Income tax (benefit) expense	(968)	839
Net (loss) income	(5,300)	682

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,991)	(137)
Unrealized income (loss) on hedging activities	690	(159)
Other comprehensive loss	(1,301)	(296)
Comprehensive (loss) income	$(6,601)	$386

(Loss) earnings per share:
Basic	$(0.17)	$0.02
Diluted	(0.17)	0.02

Weighted average shares outstanding:
Basic	31,800	28,246
Diluted	31,800	28,581

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash Flows From Operating Activities:
Net (loss) income	$(5,300)	$682
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	2,036	1,528
Amortization of intangible assets	1,791	665
Accretion of notes payable	561	500
Loss on disposition of assets	48	49
Stock-based compensation	642	788
Deferred income taxes	(1,089)	764
Changes in operating assets and liabilities:
Accounts receivable	(330)	3,100
Inventories	3,615	(6,196)
Prepaid and other current assets	1,182	97
Accounts payable and accrued liabilities	473	(308)
Net cash provided by operating activities	3,629	1,669

Cash Flows From Investing Activities:
Purchase of intangible assets	(750)	-
Proceeds from disposition of property and equipment	18	-
Purchase of property and equipment	(2,544)	(2,755)
Net cash used in investing activities	(3,276)	(2,755)

Cash Flows From Financing Activities:

Net repayments of long-term debt, revolving lines of credit and capital leases	(4,309)	(20,857)
Proceeds from exercise of stock options	843	447
Proceeds from the sale of common stock, net	-	62,562
Net cash (used in) provided by financing activities	(3,466)	42,152

Effect of foreign exchange rates on cash	56	(43)

Change in cash	(3,057)	41,023
Cash, beginning of period	5,111	2,400
Cash, end of period	$2,054	$43,423

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(288)	$639
Cash paid for interest	$1,102	$840

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2013 are not necessarily indicative of the results to be obtained for the year ending December 31, 2013. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

Nature of Business

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance products for climbing, mountaineering, backpacking, skiing, cycling and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their urban activities. Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor industry and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

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

	Three Months Ended	Six Months Ended,
	June 30, 2012	June 30, 2012

Sales	$34,369	$85,476
Net income	$(2,753)	$(1,899)
Net income per share - basic	$(0.09)	$(0.07)
Net income per share - diluted	$(0.09)	$(0.07)

NOTE 3. INVENTORIES

Inventories, as of June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012

Finished goods	$47,254	$53,009
Work-in-process	971	1,112
Raw materials and supplies	8,490	6,543
	$56,715	$60,664

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012

Land	$2,850	$2,850
Building and improvements	4,966	4,568
Furniture and fixtures	4,518	4,140
Computer hardware and software	6,004	4,759
Machinery and equipment	12,945	11,718
Construction in progress	827	1,855
	32,110	29,890
Less accumulated depreciation	(14,173)	(12,382)
	$17,937	$17,508

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the six months ended June 30, 2013 from $57,481 to $56,907 due to the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2012	$57,481

Impact of foreign currency exchange rates	(574)

Balance at June 30, 2013	$56,907

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory Mountain Products, Inc. (“Gregory” or “GMP”), POC, and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the six months ended June 30, 2013 due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2012	$51,462

Impact of foreign currency exchange rates	(560)

Balance at June 30, 2013	$50,902

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross definite lived intangible assets during the six months ended June 30, 2013 as a result of the Company’s purchase of customer lists and customer relationships from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, off-set by a decrease due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Gross balance at December 31, 2012	$42,500

Increase due to purchase of customer lists and relationships	750
Impact of foreign currency exchange rates	(710)

Gross balance at June 30, 2013	$42,540

Intangible assets, net of amortization as of June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012

Customer lists and relationships	$30,245	$29,890
Product technologies	8,628	8,868
Trade name	2,162	2,237
Core technologies	1,505	1,505
	42,540	42,500
Less accumulated amortization	(6,130)	(4,400)
	$36,410	$38,100

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2013 and December 31, 2012, was as follows:

	June 30, 2013	December 31, 2012

Revolving credit facilities (a)	$8,426	$20,000
Foreign credit facilities (b)	1,631	3,995
5% Senior Subordinated Notes due 2017 (refer to Note 15)	16,553	15,992
Capital leases	75	119
Term notes (c)	10,090	382
	36,775	40,488
Less current portion	(2,804)	(4,059)
	$33,971	$36,429

(a)	As of June 30, 2013, the Company had drawn down $8,426 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”). On March 8, 2013, the Company entered into a new amended and restated loan agreement (the “Loan Agreement”) to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. The Loan Agreement also provides for an Acquisition Facility which allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021.

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing 12-month earnings before interest, taxes, depreciation, and amortization, a positive amount of asset coverage, a minimum net worth, and a fixed charge coverage ratio. At June 30, 2013, the Company was in compliance with all associated covenants.

(b)	The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions. The Company had $764 and $1,488 in letters of credit as of June 30, 2013 and December 31, 2012, respectively.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(c)	The Loan Agreement also provides for a Term Facility pursuant to which the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The Term Facility is due and payable in monthly payments of principal and interest based on a 10-year amortization from March 8, 2013 and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with the all principal and interest due March 8, 2023. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 2.00% to 5.50% and monthly installments ranging from $0 to $3. The notes mature between October 2013 and January 2016 and are secured by equipment.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,961 and $2,000 as of June 30, 2013 and December 31, 2012, respectively, with $1,432 and $1,479 of the balance as of June 30, 2013 and December 31, 2012, respectively, relating to a pension liability of the benefit plan for the Company’s Swiss employees that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are recoverable from the insurance company. The Company has recorded a receivable of $1,432 and $1,479 as other long-term assets for the underfunded amount as of June 30, 2013 and December 31, 2012, respectively.

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

At June 30, 2013, the Company’s derivative contracts had a remaining maturity of less than two years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At June 30, 2013 there was no such exposure to the counterparty. The Company’s exposure is limited to the aggregate unrealized gain of $1,044 on all contracts at June 30, 2013. However, the Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of June 30, 2013 and December 31, 2012:

	June 30, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroners	5,113	February-14
Foreign exchange contracts - British Pounds	932	February-14
Foreign exchange contracts - Euros	10,365	February-14
Foreign exchange contracts - Swiss Francs	14,582	February-14
Foreign exchange contracts - Canadian Dollars	6,295	February-14
Foreign exchange contracts - Japanese Yen	1,000,526	February-15

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

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $324 and $120 were reclassified to sales during the three months ended June 30, 2013 and 2012, respectively, and $495 and $121 were reclassified to sales during the six months ended June 30, 2013 and 2012, respectively.

As of December 31, 2012, the Company reported an accumulated derivative instrument loss of $169. During the six months ended June 30, 2013, the Company reported an adjustment to accumulated other comprehensive income of $690, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument gain of $521 reported as of June 30, 2013.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2013 and December 31, 2012:

	Classification	June 30, 2013	December 31, 2012

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$1,338	$680

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$294	$918

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2012	$5,880	$(169)	$5,711
Other comprehensive income (loss) before reclassifications	(1,991)	1,007	(984)
Amounts reclassified from other comprehensive income	-	(317)	(317)
Net current period other comprehensive (loss) income	(1,991)	690	(1,301)
Balance as of June 30, 2013	$3,889	$521	$4,410

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2013 were as follows:

	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive (Loss) Income
Affected line item in the Consolidated Statement of Comprehensive (Loss) Income	For the Three Months Ended June 30, 2013	For the Six Months Ended June 30, 2013

Sales	$324	$495
Income tax (benefit) expense	117	178
Amount reclassified net of tax	$207	$317

NOTE 10. FAIR VALUE OF MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,338	$-	$1,338
	$-	$1,338	$-	$1,338

Liabilities
Forward exchange contracts	$-	$294	$-	$294
	$-	$294	$-	$294

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$680	$-	$680
	$-	$680	$-	$680

Liabilities
Forward exchange contracts	$-	$918	$-	$918
	$-	$918	$-	$918

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Weighted average shares outstanding - basic	31,836	30,814	31,800	28,246
Effect of dilutive stock awards	-	-	-	335
Weighted average shares outstanding - diluted	31,836	30,814	31,800	28,581

Earnings per share:
Basic	$(0.07)	$(0.06)	$(0.17)	$0.02
Diluted	(0.07)	(0.06)	(0.17)	0.02

For the three and six months ended June 30, 2013, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. For the three and six months ended June 30, 2013, options to purchase 1,659 and 1,620 shares of common stock, respectively, were outstanding and anti-dilutive due to the net loss for the period. Additionally, options to purchase 894 and 1,027 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and six months ended June 30, 2013, respectively, and 750 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the three months ended June 30, 2012, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. Options to purchase 2,162 shares of common stock were outstanding and anti-dilutive due to the net loss for the period. Additionally, options to purchase 410 and 420 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and six months ended June 30, 2012, respectively, and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

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

During the six months ended June 30, 2013, the Company issued 73 stock options under the Company’s 2005 Plan to employees of the Company. Of the 73 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant. The remaining 33 options granted will vest in three installments as follows: 13 shall vest on December 31, 2015 and the remaining shares shall vest equally on December 31, 2016 and December 31, 2017.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2013

Number of options	73
Option vesting period	1-5 Years
Grant price	$8.02 - $8.75
Dividend yield	0.00%
Expected volatility (a)	54.1% - 55.2%
Risk-free interest rate	1.12% - 1.40%
Expected life (years) (b)	5.31 - 6.95
Weighted average fair value	$4.23 - $4.51

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the six months ended June 30, 2013 was $315, which will be recognized over the vesting period of the options.

During the six months ended June 30, 2013, the Company awarded 3 shares of common stock to an employee. At the date the awards were issued the common stock was valued at $7.85 per share.

The total non-cash stock compensation expense related to restricted stock, stock options, and stock awards recorded by the Company during the three months ended June 30, 2013 and 2012, respectively, was as follows:

	Three Months Ended
	June 30, 2013	June 30, 2012

Restricted stock	$-	$206
Stock options	272	178
Total	$272	$384

	Six Months Ended
	June 30, 2013	June 30, 2012

Restricted stock	$-	$409
Stock options	617	379
Stock awards	25	-
Total	$642	$788

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of June 30, 2013, there were 1,151 unvested stock options and unrecognized compensation cost of $3,171 related to unvested stock options, as well as 750 unvested restricted stock awards for which the compensation cost has been fully recognized.

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

Total rent expense of the Company for the three months ended June 30, 2013 and 2012 was $557 and $413, respectively, and for the six months ended June 30, 2013 and 2012 was $1,136 and $827, respectively.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and six months ended June 30, 2013, $182 and $363 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $94 and $188, respectively, in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 held by them (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2013, $4 and $9 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $5, respectively, in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

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

We offer a broad range of products including: rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; travel luggage; lifestyle packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced design helmets, body armor, and goggles for skiing, mountain and road cycling, eyewear, skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes.

In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and, in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

Results of Operations

Consolidated Three Months Ended June 30, 2013 Compared to Consolidated Three Months Ended June 30, 2012

The following presents a discussion of consolidated operations for the three months ended June 30, 2013, compared with the consolidated three months ended June 30, 2012.

	Three Months Ended
	June 30, 2013	June 30, 2012

Sales
Domestic sales	$15,485	$15,626
International sales	23,370	16,289
Total sales	38,855	31,915

Cost of goods sold	23,201	19,449
Gross profit	15,654	12,466

Operating expenses
Selling, general and administrative	18,053	13,319
Merger and integration	83	-
Transaction costs	-	1,138

Total operating expenses	18,136	14,457

Operating loss	(2,482)	(1,991)

Other (expense) income
Interest expense, net	(834)	(582)
Other, net	303	(195)

Total other expense, net	(531)	(777)

Loss before income tax	(3,013)	(2,768)
Income tax benefit	(745)	(860)
Net loss	$(2,268)	$(1,908)

Sales

Consolidated sales increased $6,940, or 21.7%, to $38,855 during the three months ended June 30, 2013 compared to consolidated sales of $31,915 during the three months ended June 30, 2012. The increase in sales was primarily attributable to the inclusion of POC, an increase in the quantity and average sales price of new and existing mountain products sold during the period, as well as the expected increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, to Gregory. We also experienced a decrease in sales of $140 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales decreased $141, or 0.9%, to $15,485 during the three months ended June 30, 2013 compared to consolidated domestic sales of $15,626 during the three months ended June 30, 2012. The decrease in domestic sales was primarily attributable to reduced spring/summer orders resulting from a cool wet spring as well as evolving industry purchasing trends, partially offset by an increase in sales due to the inclusion of POC.

Consolidated international sales increased $7,081, or 43.5%, to $23,370 during the three months ended June 30, 2013 compared to consolidated international sales of $16,289 during the three months ended June 30, 2012. The increase in international sales was primarily attributable to an increase in the quantity and average sales price of new and existing mountain products sold during the period, the inclusion of POC, as well as the expected increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from A&F. We also experienced a decrease in sales of $140 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2013.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,752, or 19.3%, to $23,201 during the three months ended June 30, 2013 compared to consolidated cost of goods sold of $19,449 during the three months ended June 30, 2012. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC.

Gross Profit

Consolidated gross profit increased $3,188, or 25.6%, to $15,654 during the three months ended June 30, 2013 compared to consolidated gross profit of $12,466 during the three months ended June 30, 2012. Consolidated gross margin was 40.3% during the three months ended June 30, 2013 compared to a consolidated gross margin of 39.1% during the three months ended June 30, 2012. Consolidated gross margin during the three months ended June 30, 2013 increased compared to the prior year due to a favorable mix in higher margin product as a result of the inclusion of POC as well as channel distribution, which was expected due to the transition of the Japanese distribution of Gregory’s products from A&F. This was partially offset by a higher level of close-out and promotional activity. The strengthening of the U.S. dollar compared to the Japanese yen also had a negative impact on both sales and gross margin during the three months ended June 30, 2013.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $4,734, or 35.5%, to $18,053 during the three months ended June 30, 2013 compared to consolidated selling, general, and administrative expenses of $13,319 during the three months ended June 30, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of POC, PIEPS, Black Diamond Japan GK, and the Company’s investments in its strategic initiatives, such as apparel, and infrastructure to support both current and anticipated future growth.

Merger and Integration Costs

Consolidated merger and integration expense increased to $83 during the three months ended June 30, 2013 compared to consolidated merger and integration expense of $0 during the same period in 2012, which consisted of expenses related to the integration of POC and PIEPS. We expect to incur additional merger and integration expenses throughout the year related to our ongoing integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased 100% to $0 during the three months ended June 30, 2013 compared to consolidated transaction expense of $1,138 during the three months ended June 30, 2012, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC on July 2, 2012.

Interest Expense, net

Consolidated interest expense increased $252, or 43.3%, to $834 during the three months ended June 30, 2013 compared to consolidated interest expense of $582 during the three months ended June 30, 2012. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the three months ended June 30, 2013 compared to the same period in 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, increased to income of $303 during the three months ended June 30, 2013 compared to a consolidated other, net expense of $195 during the three months ended June 30, 2012. The increase in other, net, was primarily attributable to the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable partially off-set by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit decreased $115, or 13.4%, to a benefit of $745 during the three months ended June 30, 2013 compared to consolidated income tax benefit of $860 during the same period in 2012. The decrease in tax benefit is primarily due to the decrease in the effective income tax rate recorded during the three months ended June 30, 2012.

Our effective income tax rate was 24.7% for the three months ended June 30, 2013 compared to 31.1% for the same period in 2012. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2013.

Consolidated Six Months Ended June 30, 2013 Compared to Consolidated Six Months Ended June 30, 2012

The following presents a discussion of consolidated operations for the six months ended June 30, 2013, compared with the consolidated six months ended June 30, 2012.

	Six Months Ended
	June 30, 2013	June 30, 2012

Sales
Domestic sales	$35,595	$34,441
International sales	54,260	43,893
Total sales	89,855	78,334

Cost of goods sold	54,985	47,252
Gross profit	34,870	31,082

Operating expenses
Selling, general and administrative	38,931	27,094
Restructuring charge	175	-
Merger and integration	226	-
Transaction costs	54	1,250

Total operating expenses	39,386	28,344

Operating (loss) income	(4,516)	2,738

Other (expense) income
Interest expense, net	(1,660)	(1,312)
Other, net	(92)	95

Total other expense, net	(1,752)	(1,217)

(Loss) income before income tax	(6,268)	1,521
Income tax (benefit) expense	(968)	839
Net (loss) income	$(5,300)	$682

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Sales

Consolidated sales increased $11,521, or 14.7%, to $89,855 during the six months ended June 30, 2013 compared to consolidated sales of $78,334 during the six months ended June 30, 2012. The increase in sales was primarily attributable to the inclusion of POC and PIEPS and an increase in the quantity and average sales price of new and existing climb and mountain products sold during the period, partially off-set by reduced spring/summer orders resulting from an extended late winter season and a cool wet spring as well as evolving industry purchasing trends. We also experienced a decrease in sales of $328 due to the weakening of foreign currencies against the U.S. dollar during the six months ended June 30, 2013.

Consolidated domestic sales increased $1,154, or 3.4%, to $35,595 during the six months ended June 30, 2013 compared to consolidated domestic sales of $34,441 during the six months ended June 30, 2012. The increase in domestic sales was primarily attributable to the inclusion of POC, partially off-set by reduced spring/summer orders resulting from an extended late winter season and a cool wet spring as well as evolving industry purchasing trends.

Consolidated international sales increased $10,367, or 23.6%, to $54,260 during the six months ended June 30, 2013 compared to consolidated international sales of $43,893 during the six months ended June 30, 2012. The increase in international sales was primarily attributable to the inclusion of POC and PIEPS and an increase in the quantity and average sales price per unit of new and existing climb and mountain products sold during the period. We also experienced a decrease in sales of $328 due to the weakening of foreign currencies against the U.S. dollar during the six months ended June 30, 2013.

Cost of Goods Sold

Consolidated cost of goods sold increased $7,733, or 16.4%, to $54,985 during the six months ended June 30, 2013 compared to consolidated cost of goods sold of $47,252 during the six months ended June 30, 2012. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and PIEPS.

Gross Profit

Consolidated gross profit increased $3,788 or 12.2%, to $34,870 during the six months ended June 30, 2013 compared to consolidated gross profit of $31,082 during the six months ended June 30, 2012. Consolidated gross margin was 38.8% during the six months ended June 30, 2013 compared to a consolidated gross margin of 39.7% during the six months ended June 30, 2012. Consolidated gross margin during the six months ended June 30, 2013 decreased compared to the prior year due to an unfavorable product mix in lower margin products and a higher level of close-out and promotional activity. The strengthening of the US dollar compared to the Japanese yen also had a negative impact on both sales and gross margin.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $11,837, or 43.7%, to $38,931 during the six months ended June 30, 2013 compared to consolidated selling, general, and administrative expenses of $27,094 during the six months ended June 30, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of POC, PIEPS, Black Diamond Japan GK, and the Company’s investments in its strategic initiatives, such as apparel, and infrastructure to support both current and anticipated future growth.

Restructuring Charges

Consolidated restructuring expense increased to $175 during the six months ended June 30, 2013 compared to consolidated restructuring expense of $0 during the same period in 2012. The restructuring expenses incurred during the six months ended June 30, 2013 relate to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense increased to $226 during the six months ended June 30, 2013 compared to consolidated merger and integration expense of $0 during the same period in 2012, which consisted of expenses related to the integration of POC and PIEPS. We expect to incur additional merger and integration expenses throughout the year related to our ongoing integration of POC and PIEPS.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Transaction Costs

Consolidated transaction expense decreased $1,196, or 95.7%, to $54 during the six months ended June 30, 2013 compared to consolidated transaction expense of $1,250 during the six months ended June 30, 2012, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC on July 2, 2012.

Interest Expense, net

Consolidated interest expense increased $348, or 26.5%, to $1,660 during the six months ended June 30, 2013 compared to consolidated interest expense of $1,312 during the six months ended June 30, 2012. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the six months ended June 30, 2013 compared to the same period in 2012.

Other, net

Consolidated other, net, decreased to expense of $92 during the six months ended June 30, 2013 compared to a consolidated other, net income of $95 during the six months ended June 30, 2012. The decrease in other, net, was primarily attributable to losses on mark-to-market adjustments on non-hedged foreign currency contracts partially off-set by the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax expense decreased $1,807, or 215.4%, to a benefit of $968 during the six months ended June 30, 2013 compared to consolidated income tax expense of $839 during the same period in 2012. The decrease in tax expense is due to the decrease in pre-tax income and effective income tax rate recorded during the six months ended June 30, 2012.

Our effective income tax rate was 15.4% for the six months ended June 30, 2013 compared to 55.2% for the same period in 2012. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. During the six months ended June 30, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013.

Liquidity and Capital Resources

Consolidated Six Months Ended June 30, 2013 Compared to Consolidated Six Months Ended June 30, 2012

The following presents a discussion of cash flows for the consolidated six months ended June 30, 2013 compared with the consolidated six months ended June 30, 2012. Our primary ongoing funding requirements are for working capital, expansion of our operations, and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facility. At June 30, 2013, we had total cash of $2,054 compared with a cash balance of $5,111 at December 31, 2012, which was substantially all controlled by the Company’s U.S. entities. At June 30, 2013, the Company had $479 of the $2,054 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Six Months Ended
	June 30, 2013	June 30, 2012

Net cash provided by operating activities	$3,629	$1,669
Net cash used in investing activities	(3,276)	(2,755)
Net cash (used in) provided by financing activities	(3,466)	42,152
Effect of foreign exchange rates on cash	56	(43)
Change in cash	(3,057)	41,023
Cash, beginning of period	5,111	2,400
Cash, end of period	$2,054	$43,423

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $3,629 during the six months ended June 30, 2013 compared to consolidated net cash provided by operating activities of $1,669 during the six months ended June 30, 2012. The increase in net cash provided by operating activities during 2013 is primarily due to improved inventory levels, which was partially off-set by decreased profitability during the six months ended June 30, 2013 compared to the same period in 2012.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flow of $1,085 during the six months ended June 30, 2013 compared to free cash flow used of $1,086 during the same period in 2012. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flow to the comparable GAAP financial measure is set forth below:

	Six Months Ended
	June 30, 2013	June 30, 2012

Net cash provided by operating activities	$3,629	$1,669
Purchase of property and equipment	(2,544)	(2,755)
Free cash flow	$1,085	$(1,086)

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $521 to $3,276 during the six months ended June 30, 2013 compared to $2,755 during the six months ended June 30, 2012. The increase is a result of the Company’s acquisition of Gregory’s Japanese distribution assets from A&F, the prior distributor of Gregory’s products in Japan, for $750, partially offset by a decrease in capital expenditures.

Net Cash From Financing Activities

Consolidated net cash used by financing activities decreased by $45,618 to $3,466 during the six months ended June 30, 2013 compared to consolidated cash provided by financing activities of $42,152 during the six months ended June 30, 2012. The financing activities during the six months ended June 30, 2012 were comprised of: (i) proceeds from the sale of stock and proceeds from the exercise of stock options $62,562 and $447, respectively; and (ii) net payments on the Company’s debt line of credit of $20,857. The absence of these activities during the six months ended June 30, 2013 generated a decrease in net cash provided by financing compared to the six months ended June 30, 2012.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Revolving Credit Facility

On March 8, 2013, the Company together with its direct and indirect domestic subsidiaries entered into an amended and restated loan agreement (the “Loan Agreement”) with Zions First National Bank to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The term loan is due and payable in monthly payments of principal and interest based on a 10 year amortization from the closing date and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with all the principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement). As of June 30, 2013, the Company had drawn down $8,426, $10,000, and $0 on the Revolving Line of Credit, Term Facility, and Acquisition Facility, respectively. As of June 30, 2013, the Company had the availability to draw on $21,574, $5,000, and $10,000 on the Revolving Line of Credit, Term Facility, and Acquisition Facility, respectively.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and six months ended June 30, 2013, $182 and $363 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 held by them (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash. During the three and six months ended June 30, 2013, $4 and $9 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer/Vice President of Finance, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer/Vice President of Finance concluded that the Company’s disclosure controls and procedures as of June 30, 2013 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our control over financial reporting that occurred during our fiscal quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Employment Agreement, dated as of June 5, 2013, between Black Diamond, Inc. and Peter R. Metcalf (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013 and incorporated herein by reference).

10.2	Employment Agreement, dated as of June 5, 2013, between Black Diamond, Inc. and Warren B. Kanders (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013 and incorporated herein by reference).

10.3	Employment Agreement, dated as of June 5, 2013, between Black Diamond, Inc. and Robert R. Schiller (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2013 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

BLACK DIAMOND, INC.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: August 6, 2013

/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
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

