Form 10-Q
period 2013-09-30
Black Diamond, Inc.
filed 2013-11-05
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

As of November 1, 2013, there were 32,420,747 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets
Cash	$4,394	$5,111
Accounts receivable, less allowance for doubtful accounts of $733 and $499, respectively	44,022	30,925
Inventories	57,193	60,664
Prepaid and other current assets	3,636	4,846
Income tax receivable	292	659
Deferred income taxes	3,128	2,337
Total current assets	112,665	104,542

Property and equipment, net	17,410	17,508
Definite lived intangible assets, net	36,467	38,100
Indefinite lived intangible assets	51,719	51,462
Goodwill	57,744	57,481
Deferred income taxes	49,582	49,631
Other long-term assets	2,216	2,062
Total assets	$327,803	$320,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$27,691	$22,178
Current portion of long-term debt	5,959	4,059
Total current liabilities	33,650	26,237

Long-term debt	40,089	36,429
Deferred income taxes	6,654	8,114
Other long-term liabilities	2,040	2,000
Total liabilities	82,433	72,780

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,241 and 31,838 issued and 32,166 and 31,763 outstanding	3	3
Additional paid in capital	476,942	473,628
Accumulated deficit	(237,940)	(231,334)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	6,367	5,711
Total stockholders' equity	245,370	248,006
Total liabilities and stockholders' equity	$327,803	$320,786

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2013	September 30, 2012

Sales
Domestic sales	$19,811	$19,128
International sales	32,965	29,614
Total sales	52,776	48,742

Cost of goods sold	33,106	30,283
Gross profit	19,670	18,459

Operating expenses
Selling, general and administrative	20,970	16,347
Restructuring charge	-	86
Merger and integration	190	76
Transaction costs	-	415

Total operating expenses	21,160	16,924

Operating (loss) income	(1,490)	1,535

Other (expense) income
Interest expense, net	(939)	(713)
Other, net	309	521

Total other expense, net	(630)	(192)

(Loss) income before income tax	(2,120)	1,343
Income tax (benefit) expense	(814)	617
Net (loss) income	(1,306)	726

Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,097	2,628
Unrealized loss on hedging activities	(1,140)	(492)
Other comprehensive income	1,957	2,136
Comprehensive income	$651	$2,862

(Loss) earnings per share:
Basic	$(0.04)	$0.02
Diluted	(0.04)	0.02

Weighted average shares outstanding:
Basic	32,023	31,329
Diluted	32,023	31,710

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Sales
Domestic sales	$55,406	$53,569
International sales	87,225	73,507
Total sales	142,631	127,076

Cost of goods sold	88,091	77,535
Gross profit	54,540	49,541

Operating expenses
Selling, general and administrative	59,901	43,441
Restructuring charge	175	86
Merger and integration	416	76
Transaction costs	54	1,665

Total operating expenses	60,546	45,268

Operating (loss) income	(6,006)	4,273

Other (expense) income
Interest expense, net	(2,599)	(2,025)
Other, net	217	616

Total other expense, net	(2,382)	(1,409)

(Loss) income before income tax	(8,388)	2,864
Income tax (benefit) expense	(1,782)	1,456
Net (loss) income	(6,606)	1,408

Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,106	2,491
Unrealized loss on hedging activities	(450)	(651)
Other comprehensive income	656	1,840
Comprehensive (loss) income	$(5,950)	$3,248

(Loss) earnings per share:
Basic	$(0.21)	$0.05
Diluted	(0.21)	0.05

Weighted average shares outstanding:
Basic	31,875	29,281
Diluted	31,875	29,631

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash Flows From Operating Activities:
Net (loss) income	$(6,606)	$1,408
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	3,619	2,695
Amortization of intangible assets	2,684	1,397
Accretion of notes payable	855	758
Loss on disposition of assets	59	35
Stock-based compensation	2,361	1,314
Deferred income taxes	(2,650)	1,327
Changes in operating assets and liabilities:
Accounts receivable	(12,491)	(9,390)
Inventories	4,142	(8,669)
Prepaid and other current assets	1,592	322
Accounts payable and accrued liabilities	4,537	311
Net cash used in operating activities	(1,898)	(8,492)

Cash Flows From Investing Activities:
Purchase of businesses, net of cash received	-	(40,128)
Purchase of intangible assets	(750)	-
Proceeds from disposition of property and equipment	21	33
Purchase of property and equipment	(3,135)	(3,637)
Net cash used in investing activities	(3,864)	(43,732)

Cash Flows From Financing Activities:
Net proceeds of long-term debt, revolving lines of credit and capital leases	4,521	1,018
Proceeds from exercise of stock options	953	569
Proceeds from the sale of common stock, net	-	62,562
Net cash provided by financing activities	5,474	64,149

Effect of foreign exchange rates on cash	(429)	(38)

Change in cash	(717)	11,887
Cash, beginning of period	5,111	2,400
Cash, end of period	$4,394	$14,287

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(242)	$843
Cash paid for interest	$1,658	$1,229
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$-	$3,791
Property and equipment purchased with accounts payable	$393	$-

See accompanying notes to unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us,” or “our”) as of and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be obtained for the year ending December 31, 2013. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

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

	Three Months Ended	Nine Months Ended,
	September 30, 2012	September 30, 2012

Sales	$49,775	$135,251
Net income	$1,035	$(864)
Net income per share - basic	$0.03	$(0.03)
Net income per share - diluted	$0.03	$(0.03)

NOTE 3. INVENTORIES

Inventories, as of September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012

Finished goods	$48,274	$53,009
Work-in-process	1,168	1,112
Raw materials and supplies	7,751	6,543
	$57,193	$60,664

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012

Land	$2,850	$2,850
Building and improvements	4,990	4,568
Furniture and fixtures	4,629	4,140
Computer hardware and software	6,273	4,759
Machinery and equipment	13,568	11,718
Construction in progress	1,001	1,855
	33,311	29,890
Less accumulated depreciation	(15,901)	(12,382)
	$17,410	$17,508

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the nine months ended September 30, 2013 from $57,481 to $57,744 due to the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2012	$57,481

Impact of foreign currency exchange rates	263

Balance at September 30, 2013	$57,744

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory Mountain Products, Inc. (“Gregory” or “GMP”), POC, and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the nine months ended September 30, 2013 due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2012	$51,462

Impact of foreign currency exchange rates	257

Balance at September 30, 2013	$51,719

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross definite lived intangible assets during the nine months ended September 30, 2013 as a result of the Company’s purchase of customer lists and customer relationships from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, and due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Gross balance at December 31, 2012	$42,500

Increase due to purchase of customer lists and relationships	750
Impact of foreign currency exchange rates	340

Gross balance at September 30, 2013	$43,590

Intangible assets, net of amortization as of September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012

Customer lists and relationships	$30,830	$29,890
Product technologies	8,993	8,868
Trade name	2,262	2,237
Core technologies	1,505	1,505
	43,590	42,500
Less accumulated amortization	(7,123)	(4,400)
	$36,467	$38,100

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of September 30, 2013 and December 31, 2012, was as follows:

	September 30, 2013	December 31, 2012

Revolving credit facilities (a)	$14,439	$20,000
Foreign credit facilities (b)	4,806	3,995
5% Senior Subordinated Notes due 2017 (refer to Note 15)	16,847	15,992
Capital leases	61	119
Term notes (c)	9,895	382
	46,048	40,488
Less current portion	(5,959)	(4,059)
	$40,089	$36,429

(a)	As of September 30, 2013, the Company had drawn down $14,439 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”). On March 8, 2013, the Company entered into a new amended and restated loan agreement (the “Loan Agreement”) to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. The Loan Agreement also provides for an Acquisition Facility which allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021.

The long-term debt agreements contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing 12-month earnings before interest, taxes, depreciation, and amortization, a positive amount of asset coverage, a minimum net worth, and a fixed charge coverage ratio. At September 30, 2013, the Company was in compliance with all associated covenants.

(b)	The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions. The Company had $1,411 and $1,488 in letters of credit as of September 30, 2013 and December 31, 2012, respectively.

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

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,040 and $2,000 as of September 30, 2013 and December 31, 2012, respectively, with $1,491 and $1,479 of the balance as of September 30, 2013 and December 31, 2012, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,491 and $1,479 as other long-term assets for the underfunded amount as of September 30, 2013 and December 31, 2012, respectively.

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

At September 30, 2013, the Company’s derivative contracts had a remaining maturity of less than two years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized loss of all contracts with that counterparty, was $783 at September 30, 2013. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of September 30, 2013 and December 31, 2012:

	September 30, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	4,376	February-14
Foreign exchange contracts - Norwegian Kroner	7,320	August-14
Foreign exchange contracts - British Pounds	1,228	August-14
Foreign exchange contracts - Euros	25,706	February-15
Foreign exchange contracts - Swiss Francs	34,297	February-15
Foreign exchange contracts - Japanese Yen	946,547	February-15
Foreign exchange contracts - Swedish Kronor	6,034	February-15

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	December 31, 2012
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	7,131	February-14
Foreign exchange contracts - British Pounds	1,452	February-14
Foreign exchange contracts - Euros	17,186	February-14
Foreign exchange contracts - Swiss Francs	23,838	February-14
Foreign exchange contracts - Canadian Dollars	10,499	February-14

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $337 and $157 were reclassified to sales during the three months ended September 30, 2013 and 2012, respectively, and $832 and $278 were reclassified to sales during the nine months ended September 30, 2013 and 2012, respectively.

As of December 31, 2012, the Company reported an accumulated derivative instrument loss of $169. During the nine months ended September 30, 2013, the Company reported an adjustment to accumulated other comprehensive income of $450, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument loss of $619 reported as of September 30, 2013.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2013 and December 31, 2012:

	Classification	September 30, 2013	December 31, 2012

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$687	$680

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,470	$918

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2012	$5,880	$(169)	$5,711
Other comprehensive income before reclassifications	1,106	82	1,188
Amounts reclassified from other comprehensive income	-	(532)	(532)
Net current period other comprehensive income (loss)	1,106	(450)	656
Balance as of September 30, 2013	$6,986	$(619)	$6,367

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2013 were as follows:

	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive (Loss) Income
Affected line item in the Consolidated Statement of Comprehensive (Loss) Income	For the Three Months Ended September 30, 2013	For the Nine Months Ended September 30, 2013

Sales	$337	$832
Income tax (benefit) expense	121	300
Amount reclassified net of tax	$216	$532

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$687	$-	$687
	$-	$687	$-	$687

Liabilities
Forward exchange contracts	$-	$1,470	$-	$1,470
	$-	$1,470	$-	$1,470

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$680	$-	$680
	$-	$680	$-	$680

Liabilities
Forward exchange contracts	$-	$918	$-	$918
	$-	$918	$-	$918

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Weighted average shares outstanding - basic	32,023	31,329	31,875	29,281
Effect of dilutive stock awards	-	381	-	350
Weighted average shares outstanding - diluted	32,023	31,710	31,875	29,631

(Loss) earnings per share:
Basic	$(0.04)	$0.02	$(0.21)	$0.05
Diluted	(0.04)	0.02	(0.21)	0.05

For the three and nine months ended September 30, 2013, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. For the three and nine months ended September 30, 2013, options to purchase 2,294 and 1,845 shares of common stock, respectively, were outstanding and anti-dilutive due to the net loss for the period and 18 and 6 shares of restricted stock were outstanding and anti-dilutive due to the net loss for the three and nine months September 30, 2013, respectively. Additionally, options to purchase 449 and 834 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and nine months ended September 30, 2013, respectively, and 572 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the three and nine months ended September 30, 2012, options to purchase 930 and 590 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and nine months ended September 30, 2012, respectively, and 750 shares of unvested restricted stock as their required performance or market conditions were not met.

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

During the nine months ended September 30, 2013, the Company issued 560 stock options under the Company’s 2005 Plan to employees of the Company. Of the 560 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant. 35 options granted will vest in three installments as follows: 14 shall vest on December 31, 2014 and the remaining shares shall vest equally on December 31, 2015 and December 31, 2016. 5 options granted will vest in three installments as follows: 2 shall vest on March 31, 2015 and the remaining shares shall vest equally on March 31, 2016 and March 31, 2017. 40 options granted will vest in three installments as follows: 16 shall vest on December 31, 2015 and the remaining shares shall vest equally on December 31, 2016 and December 31, 2017. The remaining 440 vested immediately.

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2013

Number of options	120	440
Option vesting period	1-5 Years	Immediate
Grant price	$8.02 - $10.20	$10.40
Dividend yield	0.00%	0.00%
Expected volatility (a)	52.8% - 55.2%	53.9%
Risk-free interest rate	1.04% - 1.98%	1.62%
Expected life (years)	5.31 - 6.95 (b)	5.00 (c)
Discount for post-vesting restrictions (d)	0.0%	16.0% - 35.0%
Weighted average fair value	$4.23 - $5.38	$1.59 - $3.64

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

(c)	The Company considered the applicable employee groups as well as the anticipated exercise behavior over the contractual term of the award in developing an estimate of the expected term of these options.

(d)	Because options with post-vesting restrictions create a lack of marketability, the Company discounted the market price used in the Black-Scholes option-pricing model. The Company utilized the Finnerty model to calculate the discount.

Using these assumptions, the fair value of all stock options granted during the nine months ended September 30, 2013 was $1,906, which will be recognized over the vesting period of the options. The fair value attributable to the 440 stock options immediately vested was $1,357.

During the nine months ended September 30, 2013, the Company awarded 3 shares of common stock to an employee. At the date the awards were issued the common stock was valued at $7.85 per share.

During the nine months ended September 30, 2013, the Company awarded 90 shares of restricted stock to employees. The vesting of 72 shares is contingent on meeting various service conditions and sales targets, which were deemed probable. The remaining 18 shares vest in two to five years assuming the employees remain employed through the vesting date. The fair value of the restricted stock shares granted during the nine months ended September 30, 2013 was $936, which is equal to the market value of the underlying shares on the date of grant. The fair value will be recognized over the vesting period of two to five years.

The total non-cash stock compensation expense related to restricted stock, stock options, and stock awards recorded by the Company during the three and nine months ended September 30, 2013 and 2012, respectively, was as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012

Restricted stock	$20	$208
Stock options	1,699	318
Total	$1,719	$526

BLACK DIAMOND, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Restricted stock	$20	$617
Stock options	2,316	697
Stock awards	25	-
Total	$2,361	$1,314

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of September 30, 2013, there were 1,184 unvested stock options and unrecognized compensation cost of $3,034 related to unvested stock options, as well as 590 unvested restricted stock awards and unrecognized compensation cost of $916 related to unvested restricted stock awards.

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

Total rent expense of the Company for the three months ended September 30, 2013 and 2012 was $582 and $546, respectively, and for the nine months ended September 30, 2013 and 2012 was $1,718 and $1,373, respectively.

PIEPS, the Company’s subsidiary, has implemented a voluntary recall of all of its PIEPS VECTOR avalanche transceivers due to functional issues that may not be readily apparent to a user of this product. As a result of the voluntary recall the Company incurred a charge of $1,541 in costs of goods sold during the three and nine months ended September 30, 2013.

NOTE 14. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 19% - 39%.

As of December 31, 2012, the Company’s gross deferred tax asset was $91,976. The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $74,366, excluding deferred tax liabilities. The Company has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2012, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and nine months ended September 30, 2013, $181 and $544 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $283, respectively, in interest was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 held by them (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2013, $5 and $14 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $7, respectively, in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

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

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs) rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; travel luggage; lifestyle packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced design helmets, body armor, and goggles for skiing, mountain and road cycling, eyewear, skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes.

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

Results of Operations

Consolidated Three Months Ended September 30, 2013 Compared to Consolidated Three Months Ended September 30, 2012

The following presents a discussion of consolidated operations for the three months ended September 30, 2013, compared with the consolidated three months ended September 30, 2012.

	Three Months Ended
	September 30, 2013	September 30, 2012

Sales
Domestic sales	$19,811	$19,128
International sales	32,965	29,614
Total sales	52,776	48,742

Cost of goods sold	33,106	30,283
Gross profit	19,670	18,459

Operating expenses
Selling, general and administrative	20,970	16,347
Restructuring charge	-	86
Merger and integration	190	76
Transaction costs	-	415

Total operating expenses	21,160	16,924

Operating (loss) income	(1,490)	1,535

Other (expense) income
Interest expense, net	(939)	(713)
Other, net	309	521

Total other expense, net	(630)	(192)

(Loss) income before income tax	(2,120)	1,343
Income tax (benefit) expense	(814)	617
Net (loss) income	$(1,306)	$726

Sales

Consolidated sales increased $4,034, or 8.3%, to $52,776 during the three months ended September 30, 2013 compared to consolidated sales of $48,742 during the three months ended September 30, 2012. The increase in sales was primarily attributable to the addition of apparel sold by Black Diamond Equipment and an increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, to Gregory. Sales also increased due to the inclusion of PIEPS and an increase in the quantity of POC products sold, partially offset by a shift in fall/winter orders resulting from evolving industry purchasing trends. We also experienced an increase in sales of $125 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended September 30, 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $683, or 3.6%, to $19,811 during the three months ended September 30, 2013 compared to consolidated domestic sales of $19,128 during the three months ended September 30, 2012. The increase in domestic sales was primarily attributable to the addition of apparel sales by Black Diamond Equipment and an increase in the quantity of POC products sold, partially offset by a shift in fall/winter orders resulting from evolving purchasing trends.

Consolidated international sales increased $3,351, or 11.3%, to $32,965 during the three months ended September 30, 2013 compared to consolidated international sales of $29,614 during the three months ended September 30, 2012. The increase in sales was primarily attributable to the addition of apparel sales by Black Diamond Equipment, and an increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from A&F, the prior distributor of Gregory’s products in Japan, to Gregory. Sales also increased due to the inclusion of PIEPS and an increase in the quantity of POC products sold. We also experienced an increase in sales of $125 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended September 30, 2013.

Cost of Goods Sold

Consolidated cost of goods sold increased $2,823, or 9.3%, to $33,106 during the three months ended September 30, 2013 compared to consolidated cost of goods sold of $30,283 during the three months ended September 30, 2012. The increase in cost of goods sold was primarily attributable to the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541 as well as an increase in sales.

Gross Profit

Consolidated gross profit increased $1,211, or 6.6%, to $19,670 during the three months ended September 30, 2013 compared to consolidated gross profit of $18,459 during the three months ended September 30, 2012. Consolidated gross margin was 37.3% during the three months ended September 30, 2013 compared to a consolidated gross margin of 37.9% during the three months ended September 30, 2012. Consolidated gross margin during the three months ended September 30, 2013 decreased by 2.9% compared to the prior year due to the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541, a higher level of close-out and promotional activity and the strengthening of the U.S. dollar compared to the Japanese yen. These decreases were partially offset by increased gross margins due to favorable product and geographical mix.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $4,623, or 28.3%, to $20,970 during the three months ended September 30, 2013 compared to consolidated selling, general, and administrative expenses of $16,347 during the three months ended September 30, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of Black Diamond Japan GK, an increase in stock based compensation expense of $1,357 as a result of the Company issuing fully vested stock option awards, and the Company’s investments in its strategic initiatives, such as apparel sold by Black Diamond Equipment, and infrastructure to support both current and anticipated future growth.

Merger and Integration Costs

Consolidated merger and integration expense increased $114, or 150.0%, to $190 during the three months ended September 30, 2013 compared to consolidated merger and integration expense of $76 during the same period in 2012, which consisted of expenses related to the integration of POC and PIEPS. We expect to incur additional merger and integration expenses through the remainder of 2013 related to our ongoing integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased 100% to $0 during the three months ended September 30, 2013 compared to consolidated transaction expense of $415 during the three months ended September 30, 2012, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of PIEPS on October 1, 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense increased $226, or 31.7%, to $939 during the three months ended September 30, 2013 compared to consolidated interest expense of $713 during the three months ended September 30, 2012. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the three months ended September 30, 2013 compared to the same period in 2012 due to the inclusion of PIEPS and Black Diamond Japan, GK.

Other, net

Consolidated other, net, decreased to income of $309 during the three months ended September 30, 2013 compared to a consolidated other, net income of $521 during the three months ended September 30, 2012. The decrease in other, net, was primarily attributable to the losses on mark-to-market adjustments on non-hedged foreign currency contracts offset by remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax expense decreased $1,431, or 231.9%, to a benefit of $814 during the three months ended September 30, 2013 compared to consolidated income tax expense of $617 during the same period in 2012. The decrease in tax benefit is primarily due to the decrease in the effective income tax rate recorded during the three months ended September 30, 2012.

Our effective income tax rate was 38.4% for the three months ended September 30, 2013 compared to 45.9% for the same period in 2012. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended September 30, 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated Nine Months Ended September 30, 2013 Compared to Consolidated Nine Months Ended September 30, 2012

The following presents a discussion of consolidated operations for the nine months ended September 30, 2013, compared with the consolidated nine months ended September 30, 2012.

	Nine Months Ended
	September 30, 2013	September 30, 2012

Sales
Domestic sales	$55,406	$53,569
International sales	87,225	73,507
Total sales	142,631	127,076

Cost of goods sold	88,091	77,535
Gross profit	54,540	49,541

Operating expenses
Selling, general and administrative	59,901	43,441
Restructuring charge	175	86
Merger and integration	416	76
Transaction costs	54	1,665

Total operating expenses	60,546	45,268

Operating (loss) income	(6,006)	4,273

Other (expense) income
Interest expense, net	(2,599)	(2,025)
Other, net	217	616

Total other expense, net	(2,382)	(1,409)

(Loss) income before income tax	(8,388)	2,864
Income tax (benefit) expense	(1,782)	1,456
Net (loss) income	$(6,606)	$1,408

Sales

Consolidated sales increased $15,555, or 12.2%, to $142,631 during the nine months ended September 30, 2013 compared to consolidated sales of $127,076 during the nine months ended September 30, 2012. The increase in sales was primarily attributable to the inclusion of POC and PIEPS, the addition of apparel sales by Black Diamond Equipment and an increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from A&F, the prior distributor of Gregory’s products in Japan, to Gregory. Sales also increased due to an increase in the quantity and average sales price of new and existing mountain and climb products sold during the period, partially offset by reduced orders resulting from an extended late winter season, a cool wet spring, as well as evolving industry purchasing trends. We also experienced a decrease in sales of $203 due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2013.

Consolidated domestic sales increased $1,837, or 3.4%, to $55,406 during the nine months ended September 30, 2013 compared to consolidated domestic sales of $53,569 during the nine months ended September 30, 2012. The increase in domestic sales was primarily attributable to the inclusion of POC and the addition of apparel sales by Black Diamond Equipment, partially offset by reduced orders resulting from an extended late winter season, a cool wet spring, as well as evolving industry purchasing trends.

Consolidated international sales increased $13,718, or 18.7%, to $87,225 during the nine months ended September 30, 2013 compared to consolidated international sales of $73,507 during the nine months ended September 30, 2012. The increase in international sales was primarily attributable to the inclusion of POC and PIEPS, the addition of apparel sales by Black Diamond Equipment, and an increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from A&F, the prior distributor of Gregory’s products in Japan, to Gregory. We also experienced a decrease in sales of $203 due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $10,556, or 13.6%, to $88,091 during the nine months ended September 30, 2013 compared to consolidated cost of goods sold of $77,535 during the nine months ended September 30, 2012. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and PIEPS as well as the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541.

Gross Profit

Consolidated gross profit increased $4,999 or 10.1%, to $54,540 during the nine months ended September 30, 2013 compared to consolidated gross profit of $49,541 during the nine months ended September 30, 2012. Consolidated gross margin was 38.2% during the nine months ended September 30, 2013 compared to a consolidated gross margin of 39.0% during the nine months ended September 30, 2012. Consolidated gross margin during the nine months ended September 30, 2013 decreased by 1.1% compared to the prior year due to the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. An unfavorable product mix in lower margin products and a higher level of close-out and promotional activity also contributed to the decrease in consolidated gross margin for the nine months ended September 30, 3013 compared to the nine months ended September 30, 2012. The strengthening of the US dollar compared to the Japanese yen also had a negative impact on both sales and gross margin.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $16,460, or 37.9%, to $59,901 during the nine months ended September 30, 2013 compared to consolidated selling, general, and administrative expenses of $43,441 during the nine months ended September 30, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of POC, PIEPS, Black Diamond Japan GK, an increase in stock based compensation expense of $1,357 as a result of the Company issuing fully vested stock option awards and the Company’s investments in its strategic initiatives, such as apparel sold by Black Diamond Equipment, and infrastructure to support both current and anticipated future growth.

Restructuring Charges

Consolidated restructuring expense increased $89, or 103.5%, to $175 during the nine months ended September 30, 2013 compared to consolidated restructuring expense of $86 during the nine months ended September 30, 2012. The restructuring expenses incurred during the nine months ended September 30, 2013 relate to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense increased $340, or 447.4%, to $416 during the nine months ended September 30, 2013 compared to consolidated merger and integration expense of $76 during the nine months ended September 30, 2012, which consisted of expenses related to the integration of POC and PIEPS. We expect to incur additional merger and integration expenses through the remainder of 2013 related to our ongoing integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased $1,611, or 96.8%, to $54 during the nine months ended September 30, 2013 compared to consolidated transaction expense of $1,665 during the nine months ended September 30, 2012, which consisted primarily of professional fees and expenses related to due diligence and the negotiation and documentation of acquisition related agreements in connection with the Company’s acquisition of POC and PIEPS.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense increased $574, or 28.3%, to $2,599 during the nine months ended September 30, 2013 compared to consolidated interest expense of $2,025 during the nine months ended September 30, 2012. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the nine months ended September 30, 2013 compared to the same period in 2012.

Other, net

Consolidated other, net, decreased to income of $217 during the nine months ended September 30, 2013 compared to a consolidated other, net income of $616 during the nine months ended September 30, 2012. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and an increase in losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax (benefit) expense decreased $3,238, or 222.4%, to a benefit of $1,782 during the nine months ended September 30, 2013 compared to consolidated income tax expense of $1,456 during the same period in 2012. The change from tax expense to a tax benefit is due to a pre-tax loss compared to pre-tax income for the nine months ended September 30, 2012.

Our effective income tax rate was 21.2% for the nine months ended September 30, 2013 compared to 50.8% for the same period in 2012. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. During the nine months ended September 30, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013.

Liquidity and Capital Resources

Consolidated Nine Months Ended September 30, 2013 Compared to Consolidated Nine Months Ended September 30, 2012

The following presents a discussion of cash flows for the consolidated nine months ended September 30, 2013 compared with the consolidated nine months ended September 30, 2012. Our primary ongoing funding requirements are for working capital, expansion of our operations, and general corporate needs, as well as investing activities associated with targeted, strategic acquisitions and expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and equity offerings. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facility. At September 30, 2013, we had total cash of $4,394 compared with a cash balance of $5,111 at December 31, 2012, which was substantially all controlled by the Company’s U.S. entities. At September 30, 2013, the Company had $1,385 of the $4,394 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Nine Months Ended
	September 30, 2013	September 30, 2012

Net cash used in operating activities	$(1,898)	$(8,492)
Net cash used in investing activities	(3,864)	(43,732)
Net cash provided by financing activities	5,474	64,149
Effect of foreign exchange rates on cash	(429)	(38)
Change in cash	(717)	11,887
Cash, beginning of period	5,111	2,400
Cash, end of period	$4,394	$14,287

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $1,898 during the nine months ended September 30, 2013 compared to consolidated net cash used in operating activities of $8,492 during the nine months ended September 30, 2012. The decrease in net cash used by operating activities during 2013 is primarily due to improved inventory levels and timing differences of when accounts payable were paid during the nine months ended September 30, 2013 compared to the same period in 2012. Consolidated net cash used during the nine months ended September 30, 2013 was also negatively impacted by decreased profitability and timing difference of when accounts receivable were collected and during the nine months ended September 30, 2013 compared to the same period in 2012.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flow used of $5,033 during the nine months ended September 30, 2013 compared to free cash flow used of $12,129 during the same period in 2012. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flow to the comparable GAAP financial measure is set forth below:

	Nine Months Ended
	September 30, 2013	September 30, 2012

Net cash used in operating activities	$(1,898)	$(8,492)
Purchase of property and equipment	(3,135)	(3,637)
Free cash flow	$(5,033)	$(12,129)

Net Cash From Investing Activities

Consolidated net cash used in investing activities decreased by $39,868 to $3,864 during the nine months ended September 30, 2013 compared to $43,732 during the nine months ended September 30, 2012. The investing activities during the nine months ended September 30, 2012 included the acquisition of POC for $40,128. The absence of such an acquisition during the nine months ended September 30, 2013 generated a decrease in net cash used in investing activities. The decrease was partially offset by the Company’s acquisition of Gregory’s Japanese distribution assets from A&F, the prior distributor of Gregory’s products in Japan, for $750.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities decreased by $58,675 to $5,474 during the nine months ended September 30, 2013 compared to consolidated cash provided by financing activities of $64,149 during the nine months ended September 30, 2012. The financing activities during the nine months ended September 30, 2012 included proceeds from the sale of stock of $62,562. The absence of these proceeds during the nine months ended September 30, 2013 generated a decrease in net cash provided by financing compared to the nine months ended September 30, 2012. This was partially offset by an increase in proceeds received from the exercise of stock options and net proceeds from the Company’s debt and line of credit.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Revolving Credit Facility

On March 8, 2013, the Company together with its direct and indirect domestic subsidiaries entered into an amended and restated loan agreement (the “Loan Agreement”) with Zions First National Bank to refinance the line of credit with a new maturity date of March 8, 2016. Under the Loan Agreement, the Company has a $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility and Acquisition Facility from the Lender. Under the Term Facility, the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. The remaining $5,000 is available to fund existing term debt of foreign subsidiaries or to reduce the Revolving Line of Credit Facility. The term loan is due and payable in monthly payments of principal and interest based on a 10 year amortization from the closing date and is adjusted monthly based on new advances. Advances under the Term Facility are available through March 8, 2016, with all the principal and interest due March 8, 2023. The Acquisition Facility allows the Company to borrow up to $10,000 to fund permitted acquisitions. Advances less than $1,000 will not be permitted and only interest will be payable monthly for 12 months following each advance. Subsequent to 12 months of each advance, monthly payments of interest and principal will be made based on a five year amortization. Advances under the Acquisition Facility are available through March 8, 2016, with all principal and interest due six years from the date of each advance, but no later than March 8, 2021. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement). As of September 30, 2013, the Company had drawn down $14,439, $10,000, and $0 on the Revolving Line of Credit, Term Facility, and Acquisition Facility, respectively. As of September 30, 2013, the Company had the availability to draw on $15,561, $5,000, and $10,000 on the Revolving Line of Credit, Term Facility, and Acquisition Facility, respectively.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. During the three and nine months ended September 30, 2013, $181 and $544 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 held by them (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash. During the three and nine months ended September 30, 2013, $5 and $14 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Interim Chief Financial Officer/Vice President of Finance, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer/Vice President of Finance concluded that the Company’s disclosure controls and procedures as of September 30, 2013 are effective.

Changes in Internal Control over Financial Reporting

There has been no change in our control over financial reporting that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 5, 2013
/s/ Peter R. Metcalf

Name: Peter R. Metcalf
Title: President and Chief Executive Officer
(Principal Executive Officer)

/s/ Aaron J. Kuehne

Name: Aaron J. Kuehne
Title: Chief Financial Officer (Principal Financial Officer and
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

