Form 10-K
period 2013-12-31
Black Diamond, Inc.
filed 2014-03-04
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Act. YES ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐ Accelerated filer     ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2013 was approximately $213.8 million based on $9.39 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of February 26, 2014, there were 32,478,247 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant's 2013 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

1

INDEX

BLACK DIAMOND, INC.

PART I

ITEM 1. BUSINESS

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our,” or “us,”) is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities.  Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor, ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability, and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: technical apparel, rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear), technical backpacks and high-end day packs, lifestyle packs, trekking poles, headlamps and lanterns, and gloves and mittens. We also offer advanced design helmets for skiing, mountain and road cycling, body armor, goggles for skiing and mountain biking, eyewear, skis, ski poles, ski bindings, ski boots, ski skins and ski safety products, including avalanche transceivers, shovels, and probes.  We distribute our products through a network comprised primarily of leading independent specialty retailers, specialty chains such as Recreational Equipment, Inc. (“REI”), independent global distributors selling to specialty retail, and direct-to-consumer through our websites and wholly-owned retail stores. Our products are sold in North America, Europe, Asia, and the rest of the world in approximately 50 countries, with international sales representing approximately 61% of our sales for the year ended December 31, 2013.

Our heritage dates back to 1957 when Chouinard Equipment Ltd. pioneered the market for durable, precise, and reusable pitons — devices used to ascend or protect oneself in the event of a fall in the sport of big wall rock climbing. Over the next thirty years, Chouinard Equipment expanded to design and manufacture all kinds of equipment for rock climbing and mountain, canyon, and crag activities. In 1989, our President and Chief Executive Officer Peter Metcalf co-founded Black Diamond Equipment, our predecessor company, to purchase the business and assets of Chouinard Equipment, a company he ran starting in 1982. In our 56 year heritage, we have developed a track record of gear innovations that has changed the nature of climbing, freeride and telemark skiing, and mountaineering. By extension, our history and brands have become synonymous with the sports in which we participate. The genesis of the current Black Diamond, Inc. was through the May 2010 acquisition of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory Mountain Products” or “GMP”) by Clarus Corporation, a public company. Clarus Corporation, incorporated in Delaware in 1991, was renamed Black Diamond, Inc. in January 2011. In July 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Market Overview

Our business and brands are benefiting from the convergence of function and fashion in the outdoor and athletic apparel, footwear, and equipment space. We believe consumer purchase decisions are driven by both a need for functional products with distinctive aesthetics and a desire to create a particular lifestyle perception. This confluence and consumer behavior can be seen in a number of highly successful lifestyle brands including Lululemon, Under Armour, The North Face, and Nike. Primary growth drivers in our business include innovative products that provide a higher level of protection, performance and or comfort, an increased awareness in health and wellness, the desire to own functional products that are aesthetically pleasing, and the continued success and exposure of our key retail partners including REI, Mountain Equipment Co-op, and Backcountry.com. The outdoor products marketplace, both domestically and internationally, is highly fragmented. Specialty brands, particularly throughout Europe, hold respectable market share relative to larger competitors. We see this fragmentation as an opportunity for a leader to emerge, particularly in the more technical categories. We believe that our strong relationships in the specialty retail channel and our expanding online presence provides us with a competitive advantage and the opportunity for significant growth.

Competitive Strengths

At Black Diamond we live and breathe the adventure sports that we represent and approach business like we approach our sporting passions, where there is precious little room for error. We believe the following strengths differentiate us from our competitors, allowing us to take advantage of the large and growing market in which we participate:

Authentic Portfolio of Iconic/Lifestyle Brands. We believe that our brands are iconic among devoted active outdoor adventurers, skiers and cyclists with a strong reputation for innovation, style, quality, design, safety and durability. Our brands also appeal to everyday customers seeking high quality, outdoor-inspired lifestyle products for outdoor or urban and suburban living. The authenticity of our brands is reinforced by our selective distribution strategy focused on specialty retail stores that we believe are the most influential stores within the outdoor recreation and active lifestyle communities. We believe our brands transcend age, culture and geography, and our paradigm-changing products define their respective product categories. Our focus on innovation, safety and style differentiates us from our competitors and positions Black Diamond to address the growing market for outdoor recreation equipment and active lifestyle products.

Recent Awards. In January 2014, at successive trade shows in North America and Europe, the Company’s brands won over a dozen awards, bringing to light both individual brand innovation and efficient partnership across the Company’s platforms. The debut of JetForce technology, the first avalanche airbag system to use electronically controlled jet-fan inflation, was awarded “Gear of the Show” at Outdoor Retailer Winter Market in Salt Lake City, Utah by Outside magazine, Men’s Journal, GearJunkie.com and GearInstitute.com. JetForce technology represents Black Diamond’s commitment to the snow safety category and is expected to be available in specific backpacks from Black Diamond, PIEPS and POC in fall 2014.

At ISPO Munich, Black Diamond, PIEPS, and POC collected five awards in the ski, outdoor and accessories categories. Of these five awards, Black Diamond Equipment received two ISPO Gold Awards, one for its Jetforce technology and one in the accessory apparel category for Cohaesive Embedded Components.

At the Snowsports Industry America (SIA) show, held in Denver, Colorado, Outside magazine awarded POC with “Gear of the Show” for its Skull Orbic Comp H.I. MIPS helmet. Skiing Magazine also awarded the JetForce Technology with its “Hot Gear” award.

Global Brands.

Black Diamond Equipment: Black Diamond Equipment products and apparel are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. Black Diamond® branded products received over forty international awards in 2013 for design and innovation in outdoor and snowsports and broad based media, honoring Black Diamond Equipment skis, ski boots, tents, headlamps, backpacks, climbing equipment, and the notable Magnetron carabiner. In 2014, Black Diamond Equipment won ISPO awards specifically for the Carbon Megawatt ski and two ISPO Gold for the JetForce technology and Cohaesive embedded technology in apparel.

Gregory Mountain Products: Gregory Mountain Products designs and manufactures premier technical backpacking, running, and mountaineering products and accessories, as well as outdoor-inspired lifestyle bags for urban and suburban living. Gregory™ packs are world-renowned for setting performance standards in backpacks; they are noted for innovative design, ergonomic, and comfortable fit, and an obsession with quality, comfort, and durability. Select recent awards for Gregory Mountain Products include National Geographic Magazine’s Gear of the Year 2012 for the Cache 22 rolling travel bag and a coveted ISPO Award 2013 for the Targee 32 ski mountaineering backpack. In spring 2013, Gregory Mountain Products introduced a new line of trail running hydrations systems available in lightweight backpacks, lumbar packs, and handheld bottle systems.

POC: Based in Stockholm, Sweden, POC’s mission is to save lives and reduce the consequences of injury. It is a developer of protective gear for action sports. POC produces and distributes advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” like skiing, snowboarding, and cycling, with a particular emphasis on safety and protection. POC, renowned for its design aesthetic, research, and innovation, is the recipient of numerous industry awards, including the Ski Industry Association and US Ski Team’s DesRoches Award for innovation in marketing and outstanding support and promotion of the US Ski Team and USSA club programs. Additionally, POC won ISPO awards in the ski category for the new multi-impact Orbic helmet and Lids goggles. POC’s patented technologies continue to set new standards for construction, material combinations, and engineering for personal protection. In 2014, POC won two ISPO awards for the POC Skull Orbic Comp H.I. MIPS multi impact helmet and POC ICEdot Crash Sensor.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform that debuted at the January Outdoor Retailer Winter Market tradeshow, ISPO Munich and Snowsports Industry Association tradeshow.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 100 patents and patents pending worldwide and hundreds of new product introductions since 1989 and before. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas, which we believe provides a significant advantage that will drive our Company and industry to new levels. Our Salt Lake City headquarters, nestled in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees, many of whom are high-level performance athletes in these sports themselves, to test and refine our new products. We endorse several top athletes who evaluate our products in the field, providing valuable feedback and suggestions to our designers. In recent years, we have developed many innovative products that have revolutionized the active outdoor space including: a new line of freeride ski boots; trekking poles with FlickLock® technology; Z-Poles that can fold to one-third their size; the AvaLung® backpack; the Magnetron magnetically locking carabiner; the Vapor climbing helmet, one of the lightest climbing helmets on the market; and brighter, more compact and lighter-weight headlamps. We believe that our POC™ brand has brought a higher level of safety to ski racers and cyclists with patented protective gear technologies. We seek to design products that enhance our customers’ personal performance, safety, and comfort as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality, integrity, and safety that our brands are known for. We believe that our vertically integrated design and development process and enthusiastic employee base provide us with a unique competitive advantage to continue to drive future innovation for our Company and the industries we serve.

Diversified Portfolio by Brand, Product, Geography and Channel. Our business is highly diversified across brands, products, geographies, and channels. We operate a multi-brand platform with Black Diamond®, Gregory™, POC™, and PIEPS™ branded products spanning 34 single product categories addressing four primary categories of mountaineering, climbing, skiing, and wheels. No single product category accounts for more than 15% of annual sales. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 61% of our sales for the year ended December 31, 2013 generated outside the United States in approximately 50 countries. We have a highly diversified customer base and sell products in approximately 10,000 retail locations, including independent and specialty stores, our websites at www.blackdiamondequipment.com, www.gregorypacks.com and www.pocsports.com, and other retail locations. We believe that our brand, product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution.

Scalable Global Operating Platform. We have developed a highly scalable global platform of manufacturing, sourcing, quality assurance, distribution, IT, and back office capabilities. We manufacture approximately 20% to 25% of our proprietary products in-house, which we believe is cost competitive and helps us maintain our competitive advantage over our peers. We also have a global network of high-quality strategic partners, many of whom we have had relationships with for over ten years, from which we source the remaining approximately 75% to 80% of our manufactured products. We have in-house quality assurance teams in our facilities in Salt Lake City, Zhuhai, China, and in Bataan, Philippines, the site of a large portion of our third party manufacturing, allowing for real-time testing and development. Our back-office functions, including supply chain management, warehousing, sourcing, and finance, run on our global ERP platform. Our scalable global operating platform provides for separate front-end operations, which allows our individual brands to remain unique to our customers and to retain brand ethos while benefitting from our global scale and back-end infrastructure. Additionally, we believe that we can efficiently insert new brands into the existing structure, as we have done with the integration of Gregory Mountain Products, POC, and PIEPS.

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

Experienced and Incentivized Senior Management Team. Our senior management team has been involved in the operation, acquisition, and integration of several successful companies. Peter Metcalf, our lead-founder, President and Chief Executive Officer for over 24 years, boasts a lifetime of active participation in outdoor sports and a compelling track record in the outdoor/ski products industry. We are also supported by the skills and collective experience of Warren B. Kanders, our Executive Chairman, and Robert R. Schiller, our Executive Vice Chairman, who have substantial experience working together in managing operations and building public companies through strategic acquisitions and organic development, notably at Armor Holdings, Inc. Mr. Kanders and Mr. Schiller have worked together for the past 17 years. We have assembled a proven and talented global management team led by Mr. Metcalf. We have historically experienced very low management turnover, as our executives share a passion for outdoor recreation and an active lifestyle, and possess substantial experience in product development, marketing, and merchandising. The members of our Board of Directors and our executive officers, including Messrs. Kanders, Metcalf, and Schiller, are substantial stockholders of the Company and beneficially own approximately 32% of our outstanding common stock as of February 26, 2014, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth Strategy

We intend to achieve sustainable, profitable growth by expanding organically in each of our historical product lines and our new apparel line and in our recently acquired businesses. Our goal is to become the number one premium active outdoor gear and lifestyle company.

Continue to service and grow existing retail accounts. Since our inception, we have developed strong relationships with our key retail partners through a mutual respect and admiration for the sports we serve. As the outdoor retail industry expands in terms of both sales and store count, we believe that we are well-poised to capitalize on this growth opportunity. Through our various corporate initiatives, including our retail introduction of a technical apparel line, the extension of our existing product portfolios, an emphasis on brand awareness and visual merchandising, we plan to grow and service our existing retail accounts as well as foster new relationships.

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

We plan to expand our business into both adjacent and complementary product categories, including outdoor technical apparel. In 2012, we introduced to the trade our first apparel line which was in retail stores in fall 2013. We believe that apparel represents the single largest growth opportunity for our brands and that our intimate understanding of the desired fit, performance, style, and aesthetics of products for the sports we serve will help us to be successful in this initiative. We have expanded our product offerings and grown our sales through innovation in ski boots, gloves, trekking poles, helmets, and headlamps and believe apparel represents a logical progression for our outdoor brands. We also believe that footwear may be another natural extension of our product offerings and expect to seek to enter that market in the future.

Broaden Distribution Footprint and Elevate Brand Profile. We believe there is a significant opportunity to expand our brand presence and penetration outside of the U.S. market. We believe that the European Alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond® and Gregory™ brands, positioning them as global brands with American roots and POC™ and PIEPS™ as global brands with Scandinavian and European roots, respectively. Furthermore, we plan to seek to bring some of our international distributors in-house, as we did with Gregory Mountain Products’ Japanese distribution, to seek to increase the number of doors we sell through and drive higher sales through new and existing doors. In spring of 2014, we expect to transition some key POC territories from independent distributor status to that of sales agency served from our expanded European and North American distribution and service operations. In addition, in spring 2014, POC is expected to launch a merchandising initiative at retail to support its entry into the race and road riding market.

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

Today, our commitment to the founding principles of Black Diamond Equipment remains as unwavering as ever. After 56 years, Black Diamond Equipment has grown to include operations in the United States, Europe, and Asia. We strive to serve the spirit for all the sports we serve, and the sports’ values and goals, past, present, and future. Black Diamond Equipment’s intimacy with skiing, climbing, and mountaineering is proven by winning more than 40 awards in 2013 for climbing, skiing and mountaineering equipment. Specific products include the X4TM camming device, RavenTM ice axe, ReVoltTM headlamp, BDV Hoody apparel, Spy gloves, multiple skis and the Factor MX boots in 2013 from titles such as National Geographic, Men’s Journal, Outside, Skiing, Powder, and Backcountry magazines. Similarly, the Magnetron carabiner won accolades from Popular Science, Outside, Men’s Journal, Red Dot (Germany) iF Design Awards (Germany), Climbing, Urban Climber, and National Geographic.

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

The guiding principal at Gregory Mountain Products remains as strong today as 36 years ago when the company first began making packs – that a properly fitted backpack leads to considerably more enjoyment for the hiker, backpacker, and mountaineer to follow their pursuits. This focus and drive has resulted in numerous awards for pack design from such diverse media outlets like Outside Magazine’s Gear of the Year for the Border 35 travel pack, ISPO 2013 award for the Targhee backcountry ski pack and Outside Travel Award for the Alpaca rolling duffle. In spring 2013, Gregory Mountain Products debuted a new trail running hydration system in addition to new offerings in technical backpacks and lifestyle travel.

POC™

Founded in 2004, POC produces and distributes to 27 countries advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” like skiing, snowboarding, and cycling, with a particular emphasis on safety and protection.

POC, renowned for its design aesthetic, research, and innovation, is the recipient of numerous recent industry awards in 2013, including the Ski Industry Association and US Ski Team’s DesRoches Award for innovation in marketing and outstanding support and promotion of the US Ski Team and USSA club programs. Additionally, POC won ISPO awards in January 2014 in Helmets for the POCTM Skull OrbicTM Comp H.I. MIPS, and Accessories for collaboration with ICEdot crash sensors. POC’s patented technologies continue to set new standards for construction, material combinations, and engineering for personal protection.

PIEPS™

Founded in 2006, with roots dating back to 1972, PIEPS is recognized as an innovator and technology leader in avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, safety equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform that debuted at the January 2014 Outdoor Retailer Winter Market tradeshow, ISPO Munich 2014 and Snowsports Industries America 2014 tradeshows.

Our Products

We have developed a reputation for designing, manufacturing, and distributing products considered to be both innovative and dependable in their respective market niches. Our commitment to designing innovative, durable, and reliable products that enhance our customers’ capabilities, comfort, and safety in their outdoor endeavors will remain our hallmark and mission. In addition to function, we believe our products’ unique aesthetic appearance is another hallmark that distinguishes us in the outdoor marketplace. Our products have won over 40 awards from within the industry groups, from design media and consumer media including Alpinist, Backcountry, Backpacker, Climbing, Consumers Digest, Freeskier, National Geographic Adventure, Men’s Journal, Outside, Popular Science, Powder, Rock & Ice, Ski, and Skiing.

Our products span 34 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, skiers, cyclists, outdoor enthusiasts, and travelers, providing seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. We design many of our products for extreme applications, such as high altitude mountaineering, ice and rock climbing, mountain and road riding, as well as backcountry, freeride, alpine skiing, and race skiing. Generally, we divide our product offerings into the following four primary categories:

•	Climb: Our climb line consists of technical equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, harnesses, climbing packs, crampons, technical and mountaineering ice axes, ice and rock protection devices, a bouldering line of technical apparel, and various other climbing accessories. Our climb line represented approximately 23% of our sales during the year ended December 31, 2013.

•	Ski: Our ski line consists of technical apparel, helmets, AvaLung avalanche backpacks, winter packs for skiing and snowboarding, bindings, body armor, boots, goggles, poles, skis, skins, snow gloves, snow packs, and avalanche safety devices, including transceivers, probes, and shovels. Our ski line represented approximately 26% of our sales during the year ended December 31, 2013.

•	Mountain: Our mountain line consists of mountaineering backpacks for backpacking, expeditions, alpinism, endurance sports, and an array of day uses in both the outdoor and urban environments. We also offer lifestyle packs, travel luggage, gaiters, gloves, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 48% of our sales during the year ended December 31, 2013.

•	Wheels: Our wheels line consists of helmets, body armor, goggles, eyewear, gloves, hydration packs, and apparel for mountain and road cycling. Our wheels line represented approximately 3% of our sales during the year ended December 31, 2013.

Product Design and Development

We are a company founded on innovation and believe that our success is uniquely tied to our ability to consistently introduce new product innovations across all of our brands. We have a long history of technical innovation and product development, introducing hundreds of new products since 1989, with over 100 patents and patents pending worldwide. In recent years, we have developed many innovative products that we believe have revolutionized the active outdoor space. For example, in 2008, we introduced a new line of freeride ski boots featuring revolutionary ski/walk performance. We have also been an innovator in trekking poles, introducing the first poles with FlickLock® technology that allow a single-handed locking mechanism and Z-Poles that can fold to one-third their size. Our innovations in lighting have re-defined the headlamp niche by taking simple components and combining them in a unique manner. The AvaLung® backpack is a unique safety device that is designed to help adventurers survive an avalanche by increasing the amount of time a person can breathe while trapped under snow. The effectiveness of the Avalung® was tested by doctors and scientists, who published their results in the Journal of the American Medical Association in 2000.

POC has quickly established its reputation for sleek design and safety in the helmet and protection ranks in gravity sports such as skiing, snowboarding, and cycling. POC™ was one of the first helmet brands to use MIPS (Multi-directional Impact Protection Systems) to combat rotational impact which is common in most action sports falls. Similarly, PIEPS™, is a brand name synonymous with avalanche beacons.

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

Our employees’ passion and intimacy with our core outdoor activities helps foster new and innovative ideas. Our in-house research and development teams engage in all stages of planning, conceptualization, design, development, commercialization, and production. Our vertically integrated process allows our design team to conduct market research, brainstorm, plan product lines, prototype, and review designs before turning them over to our engineers to begin the development and production of the product. Quality assurance and control are a key component of our development process and products undergo rigorous in-house and field-testing at regular stages of the process. Our Salt Lake City headquarters, in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees to test our new products. Likewise, our European locations provide quick access to their products’ intended environments. Additionally, the athletes who we endorse evaluate our products in the field and provide valuable feedback and suggestions to our designers. We believe this collaborative interaction helps preserve the brand image, authenticity, quality, and performance.

We are typically able to bring new products from concept to market in approximately 24 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred. As of December 31, 2013, we had 70 employees dedicated to research and development and have spent approximately $20.3 million in connection with research and development activities over the last three calendar years. This does not include amounts incurred by POC and PIEPS during this entire time, which we acquired during 2012, and both have dedicated teams to their respective significant research and development activities.

Customers

We market and distribute our products in approximately 50 countries, primarily through independent specialty stores and specialty chains, including premium sporting goods and outdoor recreation stores and consumer catalogs, in the United States, Canada, South America, New Zealand, Europe, Asia, Australia, and Africa. Outside of North America, Europe and Japan, we also sell our products through independent global distributors into specialty retail stores. In addition, our GregoryTM branded products are sold through licensed Gregory retail stores in Tokyo, Japan, Seoul, South Korea, and Taiwan. We also sell our products directly to customers through our wholly-owned Black Diamond retail store in Salt Lake City, Utah, POC retail store in Chamonix, France, as well as online at www.blackdiamondequipment.com, www.gregorypacks.com and www.pocsports.com.

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

During 2013, REI accounted for approximately 12% of our sales. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

We deploy our sales force by geographic region with a focus on providing our products to a broad spectrum of active outdoor enthusiasts, from core rock climbers and mountaineers to first-time skiers and cyclists. Within each of our brands, we strive to create a unique look and image for our products.

In 2011, we re-strategized our marketing strategy with the goal of creating a truly seamless, "consumer-centric" approach that complements our strong relationships with our specialty retail partners. As part of this, Black Diamond is engaging on a limited basis outside partners and global retailers to build well-branded and retail-appropriate branding kits, fixturing, and window kits. As a regular part of our marketing program, we use various promotions, on both a local and global level, as well as public relations campaigns to promote our brands.

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

This past year we have focused heavily on evolving our approach to social media and online marketing (email, paid and organic search) with the goal of increasing qualified visitation to our websites. The broader goal is and remains to offer our customer a best-in-class, intuitive, consistent, two-way conversation that enables them to interact with our brands in a manner consistent with the expectations set by the very products that have founded the Company. Part of this effort includes the development and nurturing of social media outlets as stand-alone Black Diamond® brand outposts. These outposts engage our most enthusiastic brand advocates with product updates, information regarding our sponsored athletes, their accomplishments and in turn, better help us create a sense of brand community while reinforcing brand identity. This past year has seen Black Diamond grow its Facebook "Likes" by 39% to 142,000, and the  progress in our online marketing programs enabled the online business to achieve growth of 25% year-over-year.

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

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

The story of Black Diamond Equipment is based on our history as a manufacturer of precisely engineered rock climbing equipment. As we have grown in both capacity and capability, we have increased our reliance on automation but still maintain the notion of craftsmanship melded to engineering as a driving force for what we manufacture. We operate three manufacturing facilities. The first, located in Salt Lake City, Utah, specializes in the fabrication of highly engineered and tightly controlled components and a short-list of finished products. We have made significant investments in sophisticated, automated, and custom built equipment, including cold and hot-forging, laser cutting, heat-treating, CNC turning, machining and milling, and tool making. Our research and development and design teams are primarily situated at this facility.

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

Our third facility is our small, but efficient, PIEPS managed transceiver assembly facility, attached to PIEPS’ headquarters in Leibring, Austria.

We manufacture approximately 20% to 25% of our products, including nearly all climbing hard goods, in our facilities in the United States and Asia. The remaining approximately 75% to 80% of our products are also manufactured to our specifications in third-party, independently-owned facilities primarily located in China and the Philippines. We keep employees and agents on-site or via regular visits at these third-party, independently owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl, and Mammut.

•	Ski: Our skiing apparel, equipment and accessories, such as technical apparel, skis, ski bindings, poles, transceivers, and boots, compete with products from competitors such as Atomic, Arc’Teryx, Backcountry Access, Dynafit (Salewa), Dynastar (Lange), K2, Marker, Nordica, Ortovox, Rossignol, Salomon, Scarpa, Scott, and Volkl.

•	Mountain: Our mountaineering products, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Mammut, Deuter, Kelty, Leki, Komperdell, Marmot, Mountain Hardwear, Mountainsmith, Osprey, Dakine, Sierra Designs, and The North Face.

•	Wheels: Our wheels products, such as helmets, body armor, goggles, eyewear, and gloves, compete with products from companies such as Giro, Smith, K2, Uvex, and Oakley.

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

In addition to trademarks, we hold over 100 patents and patents pending worldwide for a wide variety of technologies across our product lines.

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

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, body armor, eyewear, goggles, headlamps, helmets, lanterns, packs, trekking poles, and tents and in the third and fourth quarters for our technical apparel, ski, glove, avalanche safety, and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 56% of our sales while spring/summer represents approximately 44% of our sales.

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

Employees

As of December 31, 2013, we had 746 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2013 are as follows:

Warren B. Kanders, 56, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Robert R. Schiller, 51, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Peter R. Metcalf, 58, has served as our President, Chief Executive Officer and director since May 2010. Mr. Metcalf served as the Chief Executive Officer and Chairman of the Board of Directors of Black Diamond Equipment since co-founding it in 1989 until the completion of the Company’s acquisition of Black Diamond Equipment in May 2010. He is a graduate of the University of Colorado, with a major in Political Science. He also earned a Certificate in Management from the Peter Drucker Center of Management.

Aaron J. Kuehne, 35, is our Chief Financial Officer, Secretary and Treasurer. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with a M.B.A. degree from University of Utah – David Eccles School of Business in 2004.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2013, REI accounted for approximately 12% of sales.  Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

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

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabiners, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of our apparel line and winter sports equipment such as our POC helmets and our skis, boots, bindings, and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

Approximately 61% of our sales for the year ended December 31, 2013 were earned in international markets.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government.  While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute acquisitions, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products, which could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

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

We plan to expand our brand into new categories such as apparel over the next five years. We launched our first apparel line in fall 2013. We have limited experience in developing apparel products. Our ability to develop apparel products, for instance, is dependent upon our making significant investments to attract and retain executives with the skills and expertise to develop, launch, and sell an apparel line and to establish the necessary design, manufacturing, and testing processes. If we are unable to attract the necessary talent, or otherwise fail to set up the necessary processes for our apparel line, or for other new lines contemplated by our business plan, our growth plans may be delayed or diminished, which could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls and requires that we have our system of internal controls audited. If we fail to maintain adequate internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business and the trading price of our common stock. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on the effectiveness of the Company’s internal control over financial reporting. In addition, acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

There are significant risks associated with acquiring and integrating businesses.

An element of our general growth strategy is the acquisition of businesses and assets that will complement our current business, increase size, expand our geographic scope of operations and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business for a potential acquisition, we expect to encounter intense competition from other entities, including blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

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

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders, Peter Metcalf and Robert R. Schiller, beneficially own approximately 32% of our outstanding common stock as of February 26, 2014. As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Additionally, if we underwent an ownership change, the NOL carryforward limitations would impose an annual limit on the amount of the taxable income that may be offset by our NOL generated prior to the ownership change. If an ownership change were to occur, we may be unable to use a significant portion of our NOL to offset taxable income. In general, an ownership change occurs when, as of any testing date, the aggregate of the increase in percentage points of the total amount of a corporation’s stock owned by one or more “5-percent shareholders” within the meaning of Section 382 of the Internal Revenue Code (“Code”) whose percentage ownership of the stock has increased as of such date over the aggregate of the lowest percentage of the stock owned by such 5-percent shareholder at any time during the three-year period preceding such date is more than 50 percentage points. In general, persons who own 5% or more of a corporation’s stock are 5-percent shareholders, and all stock owned by persons who are not 5-percent shareholders is treated as owned by one 5-percent shareholder. The issuance of a large number of shares of common stock in connection with any acquisitions could result in a limitation of the use of our NOLs.

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

An element of our general growth strategy is to make acquisitions. As part of an acquisition, we may issue additional shares of common stock as consideration for such acquisition. These issuances could be significant. To the extent that we make acquisitions and issue our shares of common stock as consideration, your equity interest in us will be diluted. Any such issuance will also increase the number of outstanding shares of common stock that will be eligible for sale in the future. Persons receiving shares of our common stock in connection with these acquisitions may be more likely to sell off their common stock, which may influence the price of our common stock. In addition, the potential issuance of additional shares in connection with anticipated acquisitions could lessen demand for our common stock and result in a lower price than might otherwise be obtained. We may issue common stock in the future for other purposes as well, including in connection with financings, for compensation purposes, in connection with strategic transactions or for other purposes. The issuance of a large number of shares of common stock in connection with an acquisition could also have a negative effect on our ability to use our NOLs.

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

We have outstanding an aggregate of 32,478,247 shares of our common stock as of February 26, 2014. This includes 7,335,284 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,647,367 hypothecated and/or pledged as security for loans from financial institutions, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2013, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe and Asia. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

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

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “BDE”. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2013
First Quarter	$9.20	$7.55
Second Quarter	$10.11	$8.59
Third Quarter	$12.68	$9.16
Fourth Quarter	$15.15	$11.93

Year ended December 31, 2012
First Quarter	$10.05	$7.23
Second Quarter	$10.10	$8.63
Third Quarter	$10.63	$8.26
Fourth Quarter	$10.02	$7.64

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2008 and ending on December 31, 2013 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2008. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Black Diamond, Inc.	$100.00	$100.00	$186.12	$175.76	$192.94	$313.65
The Russell 2000 Index	$100.00	$125.22	$156.90	$148.35	$170.06	$232.98
NASDAQ Global Select Market	$100.00	$143.93	$168.08	$165.92	$192.36	$265.45

Stockholders

On February 26, 2014, the last reported sales price for our common stock was $10.56 per share. As of February 26, 2014, there were 159 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None

Recent Purchases of our Registered Equity Securities

None

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2013:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	2,620,750	$9.99	5,731,555

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	3,420,750	$9.70	5,731,555

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" of Item 7 of Part II of this Annual Report on Form 10-K. On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) and Gregory Mountain Products. Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes. The Predecessor does not include Gregory Mountain Products.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$203,036	$175,877	$145,775	$75,912	$-
Gross profit	77,485	67,264	56,352	23,732	-
Operating income (loss)	(4,690)	2,176	4,866	(16,367)	(5,552)
Net income (loss)	(5,870)	1,952	4,892	51,190	(4,845)

Earnings (loss) per share attributable to stockholders:
Basic earnings (loss) per share	$(0.18)	$0.07	$0.22	$2.58	$(0.29)
Diluted earnings (loss) per share	(0.18)	0.06	0.22	2.56	(0.29)

Weighted average common shares outstanding for earnings per share:
Basic	32,007	29,817	21,845	19,815	16,867
Diluted	32,007	30,126	22,046	20,022	16,867

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Total current assets	$106,381	$104,542	$76,997	$62,603	$83,095
Total assets	321,423	320,786	227,727	212,679	83,791

Long-term obligations, net of current	44,914	46,543	38,536	30,241	446
Total liabilities	74,173	72,780	55,553	49,757	2,159

Total stockholders' equity	247,250	248,006	172,174	162,922	81,632

	Predecessor Company
	Period from July 1, 2009 to May 28,	Year Ended June 30,
	2010	2009
	(in thousands)
Statement of Operations Data:
Sales	$87,081	$83,956
Gross profit	33,920	30,564
Operating income	7,708	4,629
Net income	6,242	2,285

June 30,
2009
Balance Sheet Data:
Total current assets	$39,034
Total assets	50,904

Long-term obligations, net of current	14,796
Total liabilities	27,672

Total stockholders' equity	23,232

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Annual Report on Form 10-K we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy, including its ability to organically grow each of its historical product lines, its new apparel line and its recently acquired businesses; the Company's ability to successfully integrate and grow acquisitions; the timing and results of the Company’s exploration of strategic alternatives to monetize its Gregory Mountain Products business; the Company's exposure to product liability of product warranty claims and other loss contingencies; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company's financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our,” or “us,”) is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling, and a wide range of other year round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™, and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts, and consumers interested in outdoor-inspired gear for their backcountry and urban activities.  Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor, ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability, and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: technical apparel, rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear), technical backpacks and high-end day packs, lifestyle packs, trekking poles, headlamps and lanterns, and gloves and mittens. We also offer advanced design helmets for skiing, mountain and road cycling, body armor, and goggles for skiing and mountain biking, eyewear, skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products (which may be referred to as “Gregory Mountain Products” or “GMP”) (the “Mergers”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, which could materially affect our financial position and results of operations.

•	We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value. If we determine that a smaller or larger reserve is appropriate, we will record a credit or a charge to cost of sales in the period in which we make such a determination.

•	Indefinite−lived intangible assets, consisting of trademarks are not subject to amortization. Rather, we qualitatively evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. If our analysis leads us to believe that it is more likely than not that the carrying value of an asset may exceed its fair value, we perform a quantitative analysis based on an income approach using the relief−from−royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•	We assess the recoverability of the carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, it is not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the business unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2013 Compared to Consolidated Year Ended December 31, 2012

The following presents a discussion of consolidated operations for the year ended December 31, 2013, compared with the consolidated year ended December 31, 2012.

	Year Ended December 31,
	2013	2012

Sales
Domestic sales	$78,855	$74,600
International sales	124,181	101,277
Total sales	203,036	175,877

Cost of goods sold	125,551	108,613
Gross profit	77,485	67,264

Operating expenses
Selling, general and administrative	81,381	62,590
Restructuring charge	175	225
Merger and integration	565	244
Transaction costs	54	2,029

Total operating expenses	82,175	65,088

Operating (loss) income	(4,690)	2,176

Other (expense) income
Interest expense, net	(3,583)	(2,958)
Other, net	330	870

Total other expense, net	(3,253)	(2,088)

(Loss) income before income tax	(7,943)	88
Income tax benefit	(2,073)	(1,864)
Net (loss) income	$(5,870)	$1,952

Sales

Consolidated sales increased $27,159, or 15.4%, to $203,036 during the year ended December 31, 2013 compared to consolidated sales of $175,877 during the year ended December 31, 2012. The increase in sales was attributable to the inclusion of POC and PIEPS for the full year ended December 31, 2013, the addition of apparel sales by Black Diamond Equipment and an increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, to Gregory. Sales also increased due to an increase in the quantity and average sales price of new and existing climb, mountain, and ski products sold during the period, partially offset by evolving industry purchasing trends, which we believe have stabilized during the year ended December 31, 2013. We also experienced an increase in sales of $295 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2013.

Consolidated domestic sales increased $4,255, or 5.7%, to $78,855 during the year ended December 31, 2013 compared to consolidated domestic sales of $74,600 during the year ended December 31, 2012. The increase in domestic sales was primarily attributable to the inclusion of POC for the full year ended December 31, 2013 and the addition of apparel sales by Black Diamond Equipment, partially offset by evolving industry purchasing trends, which we believe have stabilized during the year ended December 31, 2013.

Consolidated international sales increased $22,904, or 22.6%, to $124,181 during the year ended December 31, 2013 compared to consolidated international sales of $101,277 during the year ended December 31, 2012. The increase in international sales was primarily attributable to the inclusion of POC and PIEPS for the full year ended December 31, 2013, the addition of apparel sales by Black Diamond Equipment, and an increase in Gregory’s sales in Japan as a result of the transition of the Japanese distribution of Gregory’s products from A&F, the prior distributor of Gregory’s products in Japan, to Gregory. We also experienced an increase in sales of $295 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2013.

Cost of Goods Sold

Consolidated cost of goods sold increased $16,938, or 15.6%, to $125,551 during the year ended December 31, 2013 compared to consolidated cost of goods sold of $108,613 during the year ended December 31, 2012. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and PIEPS for the full year ended December 31, 2013 as well as the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541.

Gross Profit

Consolidated gross profit increased $10,221 or 15.2%, to $77,485 during the year ended December 31, 2013 compared to consolidated gross profit of $67,264 during the year ended December 31, 2012. Consolidated gross margin was 38.2% during the year ended December 31, 2013 compared to a consolidated gross margin of 38.2% during the year ended December 31, 2012. Consolidated gross margin during the year ended December 31, 2013 was negatively impacted by 0.7% by the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. A higher level of close-out and promotional activity also negatively impacted the consolidated gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $18,791, or 30.0%, to $81,381 during the year ended December 31, 2013 compared to consolidated selling, general, and administrative expenses of $62,590 during the year ended December 31, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of POC and PIEPS for the full year ended December 31, 2013, the addition of our Black Diamond Japan GK operations, the Company’s investments in its strategic initiatives, such as apparel sold by Black Diamond Equipment, and infrastructure to support both current and anticipated future growth, as well as an increase in stock based compensation expense of $1,405 as a result of the Company issuing fully vested stock option awards.

Restructuring Charges

Consolidated restructuring expense decreased $50, or 22.2%, to $175 during the year ended December 31, 2013 compared to consolidated restructuring expense of $225 during the year ended December 31, 2012. The restructuring expenses incurred during the year ended December 31, 2013 relate to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense increased $321, or 131.6%, to $565 during the year ended December 31, 2013 compared to consolidated merger and integration expense of $244 during the year ended December 31, 2012, which consisted of expenses related to the integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased $1,975, or 97.3%, to $54 during the year ended December 31, 2013 compared to consolidated transaction expense of $2,029 during the year ended December 31, 2012, which consisted of professional fees and expenses in 2013 related to the Company’s acquisition of POC and PIEPS.

Interest Expense, net

Consolidated interest expense increased $625, or 21.1%, to $3,583 during the year ended December 31, 2013 compared to consolidated interest expense of $2,958 during the year ended December 31, 2012. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the year ended December 31, 2013 compared to the same period in 2012.

Other, net

Consolidated other, net, decreased to income of $330 during the year ended December 31, 2013 compared to a consolidated other, net income of $870 during the year ended December 31, 2012. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable, partially offset by an increase in gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $209, or 11.2%, to a benefit of $2,073 during the year ended December 31, 2013 compared to consolidated income tax benefit of $1,864 during the same period in 2012. The increase in income tax benefit is due to a pre-tax loss compared to pre-tax income for the year ended December 31, 2012.

Our effective income tax rate was 26.1% for the year ended December 31, 2013 compared to a benefit of 2,118.2% for the same period in 2012. During the year ended December 31, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013. The decrease in the effective income tax rate is attributable to the near break-even income before income tax for the year ended December 31, 2012 compared to a net loss before income tax of $7,943 for the year ended December 31, 2013.

Consolidated Year Ended December 31, 2012 Compared to Consolidated Year Ended December 31, 2011

The following presents a discussion of consolidated operations for the year ended December 31, 2012 compared with the consolidated year ended December 31, 2011.

	Year Ended December 31,
	2012	2011

Sales
Domestic sales	$74,600	$62,813
International sales	101,277	82,962
Total sales	175,877	145,775

Cost of goods sold	108,613	89,423
Gross profit	67,264	56,352

Operating expenses
Selling, general and administrative	62,590	50,493
Restructuring charge	225	993
Merger and integration	244	-
Transaction costs	2,029	-

Total operating expenses	65,088	51,486

Operating income	2,176	4,866

Other (expense) income
Interest expense, net	(2,958)	(2,889)
Other, net	870	227

Total other expense, net	(2,088)	(2,662)

Income before income tax	88	2,204
Income tax benefit	(1,864)	(2,688)
Net income	$1,952	$4,892

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

Interest Expense, net

Consolidated interest expense increased $69, or 2.4%, to $2,958 during the year ended December 31, 2012 compared to consolidated interest expense of $2,889 during the year ended December 31, 2011. The increase in interest expense was primarily attributable to debt amounts assumed in connection with the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012.

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

Liquidity and Capital Resources

Consolidated Year ended December 31, 2013 Compared to Consolidated Year ended December 31, 2012

The following presents a discussion of cash flows for the consolidated year ended December 31, 2013 compared with the consolidated year ended December 31, 2012. Our primary ongoing funding requirements are for working capital, expansion of our operations, and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows and revolving credit facilities. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations, and our existing revolving credit facilities. At December 31, 2013, we had total cash of $4,478 compared with a cash balance of $5,111 at December 31, 2012, which was substantially all controlled by the Company’s U.S. entities. At December 31, 2013 the Company had $1,071 of the $4,478 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Year Ended December 31,
	2013	2012

Net cash provided by (used in) operating activities	$7,471	$(3,441)
Net cash used in investing activities	(5,076)	(55,792)
Net cash (used in) provided by financing activities	(2,525)	62,241
Effect of foreign exchange rates on cash	(503)	(297)
Change in cash	(633)	2,711
Cash, beginning of period	5,111	2,400
Cash, end of period	$4,478	$5,111

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $7,471 during the year ended December 31, 2013 compared to consolidated net cash used in operating activities of $3,441 during the year ended December 31, 2012. The increase in net cash provided by operating activities during 2013 is primarily due to improved changes in operating assets and liabilities during the year ended December 31, 2013 compared to the same period in 2012. This was primarily driven by working capital initiatives focused on sourcing and inventory management.

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, was free cash flows generated of $3,107 during the year ended December 31, 2013 compared to free cash flows used of $8,937 during the same period in 2012. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2013	2012

Net cash provided by (used in) operating activities	$7,471	$(3,441)
Purchase of property and equipment	(4,364)	(5,496)
Free cash flow	$3,107	$(8,937)

Net Cash From Investing Activities

Consolidated net cash used in investing activities decreased by $50,716 to $5,076 during the year ended December 31, 2013 compared to $55,792 during the year ended December 31, 2012. The investing activities during the year ended December 31, 2012 included $40,128 and $10,199 used for the purchase of POC and PIEPS, respectively, net of cash acquired. The absence of these activities during the year ended December 31, 2013 generated a decrease in net cash used in investing activities compared to the year ended December 31, 2012. The remaining decrease is due to higher capital expenditures during the year ended December 31, 2012 compared to the year ended December 31, 2013. The decrease in capital expenditures is due to certain tooling/machinery and equipment and computer hardware and software capital expenditures that were incurred during the year ended December 31, 2012 that were not incurred during the same period in 2013.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $2,525 during the year ended December 31, 2013 compared to consolidated net cash provided by financing activities of $62,241 during the year ended December 31, 2012. The financing activities during the year ended December 31, 2012 included proceeds from the sale of stock of $62,562. The absence of these proceeds during the year ended December 31, 2013 generated a decrease in net cash provided by financing compared to the year ended December 31, 2012. Proceeds received from the exercise of stock options was also lower during the year end December 31, 2013 compared to the year ended December 31, 2012.

Net Operating Loss

As of December 31, 2013, the Company had net operating loss, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $215,562 ($5,154 relates to tax windfall, which will not be realized until an income tax payable exists), $2,270 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S., as Subpart F. income and will be offset with the NOL. Of the $210,408 of net operating losses available to offset taxable income, all of which does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2013, the Company’s gross deferred tax asset was $92,598. The Company has recorded a valuation allowance, resulting in a net deferred tax asset of $75,478, excluding deferred tax liabilities. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2013, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

Revolving Credit Facility

On February 28, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”) with Zions First National Bank (the “Lender”) to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions.

Under the Loan Agreement, the Company has an existing $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility from the Lender. Under the Amended and Restated Term Loan Promissory Note, the Lender has made available $10,000 for funding permanent working capital. The Term Facility is due and payable in monthly payments of principal and interest with all principal and interest due March 8, 2023. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the years ended December 31, 2013, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller Cornerstone Trust, the Deborah Schiller 2005 Revocable Trust and the Robert R. Schiller 2013 Cornerstone Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, the five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. The principal amounts due under the outstanding Gregory Subordinated Notes are due and payable on May 28, 2017 and are prepayable by the Company at anytime. Interest accrues on the principal amount of the outstanding Gregory Subordinated Notes at the rate of 5% per annum and are payable quarterly in cash. During the year ended December 31, 2013, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

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

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2013, excluding note discounts of $5,456, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Long-term debt (1)	$32,180	$913	$1,874	$24,656	$4,737
Line of credit facilities (2)	11,317	997	10,320	-	-
Other long-term liabilities (3)	1,997	230	146	-	1,621
Unrecorded commitments:
Interest payment obligations (4)	6,621	1,930	3,342	930	419
Operating leases (5)	5,450	2,099	2,572	767	12
	$57,565	$6,169	$18,254	$26,353	$6,789

(1)	Long-term debt consists of required principal payments on long-term debt and capital lease obligations.

(2)	Line of credit facilities represents required principal payments on the Company’s line of credit with Zions as well as foreign credit facilities and receivable securitization securities.

(3)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet primarily related to a pension liability of the benefit plan for the Company’s Swiss employees.

(4)	Interest payment obligations represent required interest payments on long-term debt, long-term credit facilities, and the interest portion of payments on long-term capital leases. Amounts exclude bank fees and accretion of debt discount that would be included in interest expense in the consolidated financial statements.

(5)	Operating leases represent required minimum lease payments.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $30,000 unsecured revolving credit facility (the “Loan”). We have cash flow exposure on the Loan since the interest is indexed to LIBOR. As of December 31, 2013, the applicable interest rate for the outstanding borrowings under the Loan was 3.92%.

Foreign Currency Risk

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our operating costs are denominated in other currencies. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2013, approximately 49% of our sales were denominated in foreign currencies, the most significant of which were the Euro, Canadian Dollar, British Pound, Norwegian Kroner, Swedish Krona, Japanese Yen and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries, as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, UT
March 4, 2014

BLACK DIAMOND, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2013	2012

Assets
Current assets
Cash	$4,478	$5,111
Accounts receivable, net	40,316	30,925
Inventories	54,054	60,664
Prepaid and other current assets	4,797	4,846
Income tax receivable	49	659
Deferred income taxes	2,687	2,337
Total current assets	106,381	104,542

Property and equipment, net	17,401	17,508
Definite lived intangible assets, net	35,530	38,100
Indefinite lived intangible assets	51,679	51,462
Goodwill	57,703	57,481
Deferred income taxes	50,666	49,631
Other long-term assets	2,063	2,062
Total assets	$321,423	$320,786

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$27,349	$22,178
Current portion of long-term debt	1,910	4,059
Total current liabilities	29,259	26,237

Long-term debt	36,131	36,429
Deferred income taxes	6,786	8,114
Other long-term liabilities	1,997	2,000
Total liabilities	74,173	72,780

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,526 and 31,838 issued and 32,451 and 31,763 outstanding	3	3
Additional paid in capital	477,890	473,628
Accumulated deficit	(237,204)	(231,334)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	6,563	5,711
Total stockholders' equity	247,250	248,006
Total liabilities and stockholders' equity	$321,423	$320,786

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Sales
Domestic sales	$78,855	$74,600	$62,813
International sales	124,181	101,277	82,962
Total sales	203,036	175,877	145,775

Cost of goods sold	125,551	108,613	89,423
Gross profit	77,485	67,264	56,352

Operating expenses
Selling, general and administrative	81,381	62,590	50,493
Restructuring charge	175	225	993
Merger and integration	565	244	-
Transaction costs	54	2,029	-

Total operating expenses	82,175	65,088	51,486

Operating (loss) income	(4,690)	2,176	4,866

Other (expense) income
Interest expense, net	(3,583)	(2,958)	(2,889)
Other, net	330	870	227

Total other expense, net	(3,253)	(2,088)	(2,662)

(Loss) income before income tax	(7,943)	88	2,204
Income tax benefit	(2,073)	(1,864)	(2,688)
Net (loss) income	(5,870)	1,952	4,892

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	1,294	3,642	376
Unrealized (loss) income on hedging activities	(442)	(675)	743
Other comprehensive income	852	2,967	1,119
Comprehensive (loss) income	$(5,018)	$4,919	$6,011

(Loss) earnings per share:
Basic	$(0.18)	$0.07	$0.22
Diluted	(0.18)	0.06	0.22

Weighted average shares outstanding:
Basic	32,007	29,817	21,845
Diluted	32,007	30,126	22,046

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net (loss) income	$(5,870)	$1,952	$4,892
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,696	3,685	3,351
Amortization of intangible assets	3,583	2,268	1,331
Accretion of notes payable	1,162	1,025	993
Loss on disposition of assets	59	39	213
Stock-based compensation	3,010	1,766	3,091
Excess tax benefit from stock-based compensation	64	33	-
Deferred income taxes	(1,911)	(2,573)	(2,655)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(8,903)	(4,976)	(2,317)
Inventories	7,430	(2,391)	(11,582)
Prepaid and other current assets	(312)	(2,782)	1,125
Accounts payable and accrued liabilities	4,463	(1,487)	(3,509)
Net cash provided by (used in) operating activities	7,471	(3,441)	(5,067)

Cash Flows From Investing Activities:
Purchase of businesses, net of cash received	-	(50,327)	-
Purchase of intangible assets	(750)	-	-
Proceeds from disposition of property and equipment	38	31	30
Purchase of property and equipment	(4,364)	(5,496)	(2,784)
Net cash used in investing activities	(5,076)	(55,792)	(2,754)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from revolving lines of credit	(12,771)	(1,497)	7,621
Repayments of long-term debt	(1,158)	(1,585)	(361)
Proceeds from issuance of long-term debt	10,216	-	-
Proceeds from exercise of stock options	1,188	2,761	150
Proceeds from the sale of common stock, net	-	62,562	-
Net cash (used in) provided by financing activities	(2,525)	62,241	7,410

Effect of foreign exchange rates on cash	(503)	(297)	44

Change in cash	(633)	2,711	(367)
Cash, beginning of period	5,111	2,400	2,767
Cash, end of period	$4,478	$5,111	$2,400

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(301)	$881	$(46)
Cash paid for interest	$2,320	$1,834	$1,853
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$-	$3,791	$-
Property and equipment purchased with accounts payable	$185	$-	$-

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity

Balance, December 31, 2010	21,814	$2	$399,475	$(238,178)	(75)	$(2)	$1,625	$162,922
Net income	-	-	-	4,892	-	-	-	4,892
Other comprehensive income	-	-	-	-	-	-	1,119	1,119
Stock compensation plans, net	25	-	3,241	-	-	-	-	3,241
Balance, December 31, 2011	21,839	$2	$402,716	$(233,286)	(75)	$(2)	$2,744	$172,174
Net income	-	-	-	1,952	-	-	-	1,952
Other comprehensive income	-	-	-	-	-	-	2,967	2,967
Stock compensation plans, net	626	-	4,527	-	-	-	-	4,527
Shares issued in acquisition of POC	460	-	3,791	-	-	-	-	3,791
Issuance of common stock	8,913	1	62,561	-	-	-	-	62,562
Tax benefit from employee stock options	-	-	33	-	-	-	-	33
Balance, December 31, 2012	31,838	$3	$473,628	$(231,334)	(75)	$(2)	$5,711	$248,006
Net loss	-	-	-	(5,870)	-	-	-	(5,870)
Other comprehensive income	-	-	-	-	-	-	852	852
Stock compensation plans, net	688	-	4,198	-	-	-	-	4,198
Tax benefit from employee stock options	-	-	64	-	-	-	-	64
Balance, December 31, 2013	32,526	$3	$477,890	$(237,204)	(75)	$(2)	$6,563	$247,250

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

Nature of Business

Black Diamond, Inc. is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products. On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In June 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of the more significant estimates relate to derivatives, revenue recognition, income taxes, and valuation of long-lived assets, goodwill, and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Black Diamond and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and the weighted average exchange rate for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other (expense) income in the consolidated statements of comprehensive (loss) income.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2013 and 2012, the Company did not hold any amounts that were considered to be cash equivalents.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific reserve for estimated doubtful accounts based on a percentage of outstanding trade receivables. In addition, specific reserves are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific reserves are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts. Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged. The allowance for doubtful accounts was $641 and $499 at December 31, 2013 and 2012. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2013, 2012, and 2011.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method “FIFO”) or market value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. The Company periodically reviews its inventories for excess, close-out, or slow moving items and makes provisions as necessary to properly reflect inventory values.

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

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated sales. The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure. These derivatives are carried at fair value on the Company’s consolidated balance sheets in prepaid and other current assets, other long-term assets, accounts payable and accrued liabilities, and other long-term liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged item is recognized in earnings. The Company uses operating budgets and cash flow forecasts to estimate future economic exposure and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management policies.

Stock-Based Compensation

The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Stock-based compensation costs for stock awards and restricted stock awards is measured based on the closing fair market value of the Company’s common stock on the date of the grant. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Revenue Recognition

The Company sells its products pursuant to customer orders or sales contracts entered into with its customers. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of comprehensive (loss) income.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the reserves that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2013, our actual annual sales returns have been less than 2 percent of net sales. The allowance for outstanding sales returns from customers is insignificant to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales. PIEPS has implemented a voluntary recall of all of its PIEPS VECTOR avalanche transceivers due to functional issues that may not be readily apparent to a user of this product. As a result of the voluntary recall the Company incurred a charge of $1,541 in costs of sales during the year ended December 31, 2013 and does not anticipate incurring any further charges as a result of the recall.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense was $3,422, $1,973, and $1,790 for the years ended December 31, 2013, 2012, and 2011, respectively.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. A warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements and is recorded in cost of sales. The Company has not experienced significant warranty claims on its products.

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs were $10,069, $5,520, and $4,690 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

During the years ended December 31, 2013 and 2012, Recreational Equipment, Inc. (“REI”) accounted for approximately 12% and 14%, respectively, of the Company’s sales.

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2013.

Segment Information

The Company has determined that during 2013, 2012, and 2011, the Company operated in one principal business segment.

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

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted and prior periods should not be adjusted. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.

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

NOTE 3. ACQUISITIONS

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

Pro Forma Results

The following pro forma results are based on the individual historical results of the Company and POC and PIEPS, with adjustments to give effect to the combined operations as if the acquisitions had been consummated at the beginning of the periods presented. The pro forma results are intended for information purposes only and do not purport to represent what the Company’s results of operations would actually have been had the Company’s transactions in fact occurred at the beginning of the earliest periods presented.

Year Ended December 31,
2012

Sales	$184,052
Net income	$545
Net income per share - basic	$0.02
Net income per share - diluted	$0.02

NOTE 4. INVENTORIES

Inventories, as of December 31, 2013 and December 31, 2012, were as follows:

	December 31,
	2013	2012

Finished goods	$45,734	$53,009
Work-in-process	891	1,112
Raw materials and supplies	7,429	6,543
	$54,054	$60,664

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2013 and December 31, 2012, were as follows:

	December 31,
	2013	2012

Land	$2,850	$2,850
Building and improvements	4,999	4,568
Furniture and fixtures	4,680	4,140
Computer hardware and software	6,773	4,759
Machinery and equipment	13,868	11,718
Construction in progress	1,218	1,855
	34,388	29,890
Less accumulated depreciation	(16,987)	(12,382)
	$17,401	$17,508

Depreciation expense was $4,696, $3,685, and $3,351 for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the year ended December 31, 2013 from $57,481 to $57,703 due to the impact of foreign currency exchange rates. There was an increase in goodwill during the year ended December 31, 2012 from $38,226 to $57,481 due to the Company’s acquisition of POC on July 2, 2012 and PIEPS on October 1, 2012. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. The following table summarizes the changes in goodwill:

Balance at December 31, 2011	$38,226

Increase due to acquisitions	18,220
Impact of foreign currency exchange rates	1,035

Balance at December 31, 2012	$57,481

Impact of foreign currency exchange rates	222

Balance at December 31, 2013	$57,703

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd., Gregory Mountain Products, Inc. (“Gregory” or “GMP”), POC, and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks will not be amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was an increase in tradenames and trademarks during the year ended December 31, 2013 due to the impact of foreign currency exchange rates. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Balance at December 31, 2012	$51,462

Impact of foreign currency exchange rates	217

Balance at December 31, 2013	$51,679

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross definite lived intangible assets during the year ended December 31, 2013 as a result of the Company’s purchase of customer lists and customer relationships from Kabushiki Kaisha A&F (“A&F”), the prior distributor of Gregory’s products in Japan, and due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

Gross balance at December 31, 2012	$42,500

Increase due to purchase of customer lists and relationships	750
Impact of foreign currency exchange rates	302

Gross balance at December 31, 2013	$43,552

Intangible assets, net of amortization as of December 31, 2013 and December 31, 2012, were as follows:

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$30,809	$(6,217)	$24,592	14.1 years
Product technologies	8,992	(1,048)	7,944	15.3 years
Trade name	2,246	(168)	2,078	20.0 years
Core technologies	1,505	(589)	916	9.3 years
	$43,552	$(8,022)	$35,530	14.5 years

	December 31, 2012
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$29,890	$(3,498)	$26,392	14.1 years
Product technologies	8,868	(421)	8,447	15.3 years
Trade name	2,237	(56)	2,181	20.0 years
Core technologies	1,505	(425)	1,080	9.3 years
	$42,500	$(4,400)	$38,100	14.4 years

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Amortization expense for the years ended December 31, 2013, 2012, and 2011, was $3,583, $2,268, and $1,331, respectively. Future amortization expense for definite-lived intangible assets as of December 31, 2013 is as follows:

2014	$3,594
2015	3,209
2016	2,719
2017	2,719
2018	2,678
Thereafter	20,611
$35,530

NOTE 7. LONG-TERM DEBT

Long-term debt, net as of December 31, 2013 and December 31, 2012, was as follows:

	December 31,
	2013	2012

Revolving credit facilities (a)	$10,320	$20,000
Foreign credit facilities (b)	997	3,995
5% Senior Subordinated Notes due 2017 (c)	17,154	15,992
Capital leases (d)	47	119
Term notes (e)	9,523	382
	38,041	40,488
Less current portion	(1,910)	(4,059)
	$36,131	$36,429

(a)    As of December 31, 2013, the Company had drawn $10,320 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of March 8, 2016. On February 28, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”) with the Lender to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions and amended certain covenants.

Under the Loan Agreement, the Company has an existing $30,000 Revolving Line of Credit for funding general corporate needs. Under the Amended and Restated Term Loan Promissory Note, the Lender has made available $10,000 for funding permanent working capital. The Amended and Restated Term Loan Promissory Note is due and payable in monthly payments of principal and interest, with all principal and interest due March 8, 2023.

All debt associated with the Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 3.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 2.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 2.75. The Loan Agreement requires the payment of an unused commitment fee of (i) .6% per annum at all times that the ratio of Total Senior Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.75, and (ii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 2.75.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Loan Agreement. In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement. The Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts.

(b)   The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions. As of December 31, 2013 and 2012, the credit limit on these facilities was approximately $1,956 and $2,593, respectively, and the Company’s foreign subsidiaries had drawn $314 and $1,426, respectively, on these facilities. The facilities have variable interest rates ranging from 2.75% to 3.3% as of December 31, 2013 with maturities ranging from due on demand through December 31, 2014. The facilities are secured by accounts receivable. The Company had $340 and $1,488 in letters of credit as of December 31, 2013 and 2012, respectively.

Liabilities assumed through the Company’s acquisitions of POC and PIEPS included receivable securitization facilities with foreign financial institutions, which are utilized in the normal course of business as part of managing cash flows. As of December 31, 2013 and 2012, the Company had utilized $683 of the available $2,314 and $2,569 of the available $4,947 on these facilities, respectively. The Company's obligations to the financial institutions are collateralized by accounts receivable. The interest rate is variable and was 3.56% as of December 31, 2013 maturing on December 31, 2014. At December 31, 2013 and 2012, the Company's consolidated balance sheet included $683 and $2,569 receivables that were securitized, respectively, and $683 and $2,569 of associated liabilities, respectively.

(c)   In connection with the Gregory Merger, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes. During the years ended December 31, 2013 and 2012, $1,162 and $1,012, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of comprehensive (loss) income.

(d)   Various capital leases payable to banks: interest rates ranging from 6.10% to 7.00%; monthly installments ranging from $1 to $4; ending between April 2014 and November 2016; secured by certain equipment.

(e)   The Loan Agreement also provides for a Term Facility pursuant to which the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. On February 28, 2014, the Loan Agreement was amended to eliminate the remaining $5,000 of unused term debt. The Term Facility is due and payable in monthly payments of principal and interest based on a 10-year amortization from March 8, 2013. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% monthly installments ranging from $0 to $3. The notes mature between January 2016 and March 2017 and are secured by certain equipment.

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2013 are as follows:

2014	$1,910
2015	936
2016	11,258
2017	23,654
2018	1,003
Thereafter	4,737
Total future long-term debt payments	43,498
Less amount representing debt discounts	(5,457)
Total carrying amount of long-term debt	38,041
Less current portion	(1,910)
Long-term debt obligations	$36,131

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Property held under capital leases as of December 31, 2013 and 2012, was $228 and $268, respectively, and accumulated amortization was $98 and $87, respectively.

NOTE 8. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,997 and $2,000 as of December 31, 2013 and 2012, respectively, with $1,621 and $1,479 of the balance as of December 31, 2013 and 2012, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,621 and $1,479 as other long-term assets for the underfunded amount as of December 31, 2013 and 2012, respectively.

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

At December 31, 2012, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized loss of all contracts with that counterparty, was $964 at December 31, 2013. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2013 and 2012:

	December 31, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,062	February-14
Foreign exchange contracts - Norwegian Kroner	9,253	August-14
Foreign exchange contracts - British Pounds	2,626	February-15
Foreign exchange contracts - Euros	20,772	February-15
Foreign exchange contracts - Swiss Francs	30,698	February-15
Foreign exchange contracts - Japanese Yen	792,696	February-15
Foreign exchange contracts - Swedish Kronor	6,034	February-15

	December 31, 2012
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	7,131	February-14
Foreign exchange contracts - British Pounds	1,452	February-14
Foreign exchange contracts – Euros	17,186	February-14
Foreign exchange contracts - Swiss Francs	23,838	February-14
Foreign exchange contracts - Canadian Dollars	10,499	February-14

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. $804 and $394 were reclassified to sales during the years ended December 31, 2013 and 2012, respectively.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

As of December 31, 2012, the Company reported an accumulated derivative instrument loss of $169. During the year ended December 31, 2013, the Company reported an adjustment to accumulated other comprehensive income of $442, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument loss of $611 reported as of December 31, 2013.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2013 and 2012:

	Classification	December 31, 2013	December 31, 2012

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$682	$680
Forward exchange contracts	Other long-term assets	$76	$-

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,492	$918
Forward exchange contracts	Other long-term liabilities	$230	$-

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2012	$5,880	$(169)	$5,711
Other comprehensive income before reclassifications	1,294	73	1,367
Amounts reclassified from other comprehensive income	-	(515)	(515)
Net current period other comprehensive income (loss)	1,294	(442)	852
Balance as of December 31, 2013	$7,174	$(611)	$6,563

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the year ended December 31, 2013 were as follows:

Affected line item in the Consolidated Statement of Comprehensive (Loss) Income	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive (Loss) Income

Sales	$804
Income tax benefit	289
Amount reclassified net of tax	$515

NOTE 11. FAIR VALUE OF MEASUREMENTS

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$758	$-	$758
	$-	$758	$-	$758

Liabilities
Forward exchange contracts	$-	$1,722	$-	$1,722
	$-	$1,722	$-	$1,722

	December 31, 2012
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$680	$-	$680
	$-	$680	$-	$680

Liabilities
Forward exchange contracts	$-	$918	$-	$918
	$-	$918	$-	$918

NOTE 12. EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2013	2012	2011

Weighted average shares outstanding - basic	32,007	29,817	21,845
Effect of dilutive stock awards	-	309	201
Weighted average shares outstanding - diluted	32,007	30,126	22,046

(Loss) earnings per share:
Basic	$(0.18)	$0.07	$0.22
Diluted	(0.18)	0.06	0.22

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For the year ended December 31, 2013, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. For the year ended December 31, 2013, options to purchase 2,095 shares of common stock and 11 shares of restricted stock were outstanding and anti-dilutive due to the net loss for the period. Additionally, options to purchase 711 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2013 and 322 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

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

NOTE 13. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2013, the number of shares authorized and reserved for issuance under the 2005 Plan is 5,732, subject to automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2013, the Company issued 628 stock options, under the Company’s 2005 Plan, to directors and employees of the Company. Of the 628 options issued, 40 will vest in four equal consecutive quarterly tranches from the date of grant. Five options granted will vest in three installments as follows: Two shall vest on March 31, 2015 and the remaining shares shall vest equally on March 31, 2016 and March 31, 2017. 98 options granted will vest in five installments as follows: 14 shares shall vest on December 31, 2014, 27 shares shall vest on December 31, 2015, 31 shares shall vest on December 31, 2016, 19 shares shall vest on December 31, 2017, and 7 shares shall vest on December 31, 2018. The remaining 485 vested immediately.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2013		2012		2011

Number of options	143	485	270	500	233
Option vesting period	1-5 Years	Immediate	1-5 Years	3-6 Years	1-5 Years
Grant price	$8.02 - $13.38	$10.40 - $14.71	$7.64 - $9.89	$13.00 - $16.00	$6.22 - $8.86
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%
Expected volatility (a)	52.8% - 55.2%	51.6% - 53.9%	53.3% - 59.2%	50.3% - 58.6%	55.8% - 59.6%
Risk-free interest rate	1.04% - 2.45%	1.36% - 1.62%	.71% - 1.44%	.39% - 1.04%	1.41% - 2.92%
Expected life (years)	5.31 - 7.08 (b)	5.00 (c)	5.31 - 7.08 (b)	3.25 - 6.25 (b)	5.31 - 6.95 (b)
Discount for post-vesting restrictions (d)	0.0%	11.5% - 35.0%	0.0%	0.0%	0.0%
Weighted average fair value	$4.23 - $7.53	$1.59 - $5.25	$4.40 - $5.34	$2.64 - $3.94	$3.65 - $5.04

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

(c)	The Company considered the applicable employee groups as well as the anticipated exercise behavior over the contractual term of the award in developing an estimate of the expected term of these options.

(d)	Because options with post-vesting restrictions create a lack of marketability, the Company discounted the market price used in the Black-Scholes option-pricing model. The Company utilized the Finnerty and Forward Sale models to calculate the discount.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2013, 2012, and 2011 was $2,303, $3,011, and $987, respectively, which will be amortized over the vesting period of the options.

Stock Awards:

During the year ended December 31, 2013, the Company awarded three shares of common stock to an employee. At the date the awards were issued the common stock was valued at $7.85 per share.

Restricted Stock Awards:

During the year ended December 31, 2013, the Company awarded 90 shares of restricted stock to employees. The vesting of 72 shares is contingent on meeting various service conditions and sales targets, which were deemed probable at the date of grant and as of December 31, 2013. The remaining 18 shares vest in two to five years assuming the employees remain employed through the vesting date. The fair value of the restricted stock awards granted during the year ended December 31, 2013 was $936, which is equal to the market value of the underlying shares on the date of grant. The fair value will be recognized over the vesting period of two to five years. If the service conditions and sales targets are not met, any recognized compensation cost will be reversed.

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

2011

Number issued	250
Vesting Period	$14.00 Stock Price target
Grant Price	$7.34
Dividend Yield	0.00%
Expected Volatility (a)	58.0%
Risk-free Interest Rate	2.64%
Expected Life (Years)	1.90
Weighted Average Fair Value	$6.27

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

Using these assumptions, the fair value of the restricted stock awards granted during the year ended December 31, 2011 was $1,567, which was amortized through December 31, 2012.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2013	2012	2011

Restricted stock awards	$81	$739	$2,462
Stock options	2,904	1,027	629
Stock awards	25	-	-
Total	$3,010	$1,766	$3,091

The Company classified $221 and $2,789 of stock-based compensation costs as cost of sales and selling, general and administrative expense during the year ended December 31, 2013, respectively. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2013 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2012	2,712	$8.98	$-	750

Granted	628	10.30		90
Exercised or vested	(185)	6.43		(500)
Expired	-	-		-
Forfeited	(74)	8.95		-
Outstanding at December 31, 2013	3,081	$9.33	$12,320	340

Options exercisable at December 31, 2013	2,137	$8.50	$10,308

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2013:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$4.00 - $10.39	2,125	1,652	3.7	$7.91
$10.40 - $14.71	956	485	7.7	$10.54
	3,081	2,137	4.7	$8.50

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of December 31, 2013, there were 944 unvested stock options and unrecognized compensation cost of $2,843 related to unvested stock options, as well as 340 unvested restricted stock awards and unrecognized compensation cost of $854 related to unvested restricted stock awards.

NOTE 14. COMMITMENTS AND CONTINGENCIES

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Total rent expense of the Company for the years ended December 31, 2013, 2012, and 2011 was $2,321, $1,944, and $1,538, respectively.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2013 are as follows:

2014	$2,099
2015	1,490
2016	1,082
2017	589
2018	178
Thereafter	12
$5,450

NOTE 15. INCOME TAXES

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

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. As of December 31, 2013, the Company had no uncertain tax positions that quality for either recognition or disclosure in the financial statements. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years of 2010-2012.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 19% - 39%.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. No amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended December 31, 2013, 2012, and 2011, respectively.

Consolidated income (losses) from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2013	2012	2011

U.S. operations	$(1,497)	$3,179	$1,755
Foreign operations	(6,446)	(3,091)	449
(Loss) income before income tax	$(7,943)	$88	$2,204

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2013	2012	2011

Current:
Federal	$24	$10	$206
State and local	71	(20)	41
Foreign	327	3	321
	422	(7)	568
Deferred:
Federal	(1,155)	2,115	98
State and local	563	(1,067)	(132)
Foreign	(1,413)	(1,605)	(222)
	(2,005)	(557)	(256)
Decrease in valuation allowance for deferred income taxes	(490)	(1,300)	(3,000)
	(2,495)	(1,857)	(3,256)

Income tax benefit	$(2,073)	$(1,864)	$(2,688)

During the year ended December 31, 2012, the Company’s deferred foreign benefit for income taxes included a benefit of $1,025 related to changes in enacted foreign statutory tax rates.

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2013	2012	2011

Computed "expected" income tax (benefit) expense	(34.0)%	34.0%	34.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes	10.9	145.1	(2.4)
State income taxes, net of federal income taxes	(0.1)	126.2	3.5
Income tax credits	(7.3)	-	-
Incentive stock options	3.5	-	-
Transactions costs	-	682.9	-
Change in effective state rate	-	(501.4)	-
Change in enacted foreign statutory rates	-	(1,178.1)	-
Other	0.4	365.4	(21.0)
Decrease in valuation allowance	0.5	(1,792.3)	(136.1)
Income tax benefit	(26.1)%	(2,118.2)%	(122.0)%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31,
	2013	2012

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$82,820	$82,140
Non-cash compensation	2,304	2,717
Accrued liabilities	2,100	1,968
Reserves and other	3,318	2,740
Intangibles	2,056	2,411
	92,598	91,976
Valuation allowance	(17,120)	(17,610)
Net deferred tax assets	75,478	74,366
Deferred tax liabilities:
Depreciation	(1,057)	(1,219)
Discount on notes	(1,967)	(2,383)
Intangibles	(25,746)	(26,610)
Other	(141)	(300)
	(28,911)	(30,512)

Total	$46,567	$43,854

The net change in the valuation allowance for deferred income tax assets was $490, primarily due to the expiration of state NOL’s that were fully valued, $894 ($1,300 of this change was benefited through the Company’s income tax expense; whereas, the off-setting change of $406 relates to an increase in valuation allowance due to the acquisition of certain deferred tax assets where the more likely than not criteria was not met), and $3,000, during the years ended December 31, 2013, 2012, and 2011, respectively. In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2013, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2013, 2012, and 2011 is as follows:

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Other Adjustments (a)	Balance at End of Period

2011	$21,504	$(3,000)	$-	$18,504
2012	18,504	(1,300)	406	17,610
2013	$17,610	$(490)	$-	$17,120

(a)	Increase in valuation allowance due to the acquisition of certain deferred tax assets where the more likely than not criteria was not met.

As of December 31, 2013, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $215,562 ($5,154, relates to tax windfall, which will not be realized until an income tax payable exists), $2,270 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

Of the $210,408 of net operating losses available to offset taxable income, all of which does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) as indicated by the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2013

Expiration Dates December 31,	Net Operating Loss Amount
2020	$26,231
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	584
2027	586
2028	1,646
2029	4,074
2030 and beyond	6,026
Total	215,562
Tax windfall	(5,154)
After limitations	$210,408

NOTE 16. RELATED PARTY TRANSACTIONS

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, and Schiller Gregory Investment Company, LLC, and five former employees of Gregory Mountain Products, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code. The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we have discounted the notes to $8,640, $4,487, and $316, respectively, at the date of acquisition. We are accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2013, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller Cornerstone Trust, the Deborah Schiller 2005 Revocable Trust and the Robert R. Schiller 2013 Cornerstone Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, the five former employees of Gregory Mountain Products exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2013, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

NOTE 17. SUBSEQUENT EVENT

Amendment of Revolving Credit Facility

On February 28, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”) with Zions First National Bank (the “Lender”) to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions and amended certain covenants.

All debt associated with the Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 3.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 2.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 2.75. The Loan Agreement requires the payment of an unused commitment fee of (i) .6% per annum at all times that the ratio of Total Senior Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.75, and (ii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 2.75.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2013 and 2012. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$51,000	$38,855	$52,776	$60,405
Gross profit	19,216	15,654	19,670	22,945
Operating (loss) income	(2,034)	(2,482)	(1,490)	1,316
Net (loss) income	(3,032)	(2,268)	(1,306)	736

(Loss) earnings per share:
Basic (loss) earnings per share	$(0.10)	$(0.07)	$(0.04)	$0.02
Diluted (loss) earnings per share	(0.10)	(0.07)	(0.04)	0.02

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$46,419	$31,915	$48,742	$48,801
Gross profit	18,616	12,466	18,459	17,723
Operating income (loss)	4,729	(1,991)	1,535	(2,097)
Net income (loss)	2,590	(1,908)	726	544

Earnings (loss) per share:
Basic earnings (loss) per share	$0.10	$(0.06)	$0.02	$0.02
Diluted earnings (loss) per share	0.10	(0.06)	0.02	0.02

The net loss for the three months ended September 30, 2013, included cost of sales of $1,541 related to the voluntary recall of all of the PIEPS VECTOR avalanche transceivers. Absent this recall, the Company would have reported net income of $235 for the three months ended September 30, 2013.

BLACK DIAMOND, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2013, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of December 31, 2013 are effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

BLACK DIAMOND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Black Diamond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Black Diamond, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Diamond, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 4, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, UT
March 4, 2014

BLACK DIAMOND, INC.

ITEM 9B. OTHER INFORMATION

Amendment No. 1 to Amended and Restated Loan Agreement

On February 28, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”) with Zions First National Bank (the “Lender”) to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions and amended certain covenants.

Under the Loan Agreement, the Company has an existing $30,000 Revolving Line of Credit for funding general corporate needs. Under the Amended and Restated Term Loan Promissory Note, the Lender has made available $10,000 for funding permanent working capital. The Amended and Restated Term Loan Promissory Note is due and payable in monthly payments of principal and interest with all principal and interest due March 8, 2023.

All debt associated with the Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 3.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 2.75% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 2.75. The Loan Agreement requires the payment of an unused commitment fee of (i) .6% per annum at all times that the ratio of Total Senior Debt to Trailing Twelve Month EBITDA is greater than or equal to 2.75, and (ii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 2.75.

The Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage and limitations on capital expenditures all as calculated in the Loan Agreement. In addition, the Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Loan Agreement. The Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Loan Agreement; and default on any debt or agreement in excess of certain amounts.

Copies of the Amendment and the Amended and Restated Term Loan Promissory Note are attached to this Annual Report on Form 10-K as Exhibits 10.34 and 10.35 and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the Amendment and the Amended and Restated Term Loan Promissory Note is not intended to be complete and is qualified in its entirety by the complete text of the Amendment and the Amended and Restated Term Loan Promissory Note.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions "Election of Directors", "Information Regarding Board of Directors and Committees" and "Other Matters" in our Proxy Statement used in connection with our 2014 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption "Executive Compensation" in our Proxy Statement used in connection with our 2014 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in our Proxy Statement used in connection with our 2014 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption "Certain Relationships and Related Transactions, and Director Independence" in our Proxy Statement used in connection with our 2014 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption "Principal Accountant Fees and Services" in our Proxy Statement used in connection with our 2014 Annual Meeting of Stockholders, is incorporated herein by reference.

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

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement, dated as of May 28, 2010, between the Company and Warren B. Kanders (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.3	Employment Agreement, dated as of May 28, 2010, between the Company and Robert R. Schiller (filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.4	Employment Agreement between the Company and Peter Metcalf, dated as of May 7, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).*

10.5	Amendment No. 1 to Employment Agreement, dated May 28, 2010, by and between the Company and Peter Metcalf (filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.6	Employment Agreement between the Company and Peter Metcalf, dated as of June 5, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.7	Employment Agreement between the Company and Warren B. Kanders, dated as of June 5, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.8	Employment Agreement between the Company and Robert R. Schiller, dated as of June 5, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.9	Amended and Restated Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.10	Form of Nonqualified Stock Option Agreement (filed as Exhibit 10.5 to the Company’s Quarterly Report Form 10-Q, filed with the Commission on August 14, 2000 and incorporated herein by reference).*

10.11	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference).*

10.12	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).*

10.13	Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2005 and incorporated herein by reference).*

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.14	Amendment to the Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2006 and incorporated herein by reference).*

10.15	Stock Option Agreement, dated December 23, 2002, between the Company and Warren B. Kanders (filed as Exhibit 4.6 of the Company’s Registration Statement Form S-8, filed with the Commission on August 19, 2005 and incorporated herein by reference).*

10.16	Restricted Stock Agreement, dated as of April 11, 2003, between the Company and Warren B. Kanders (filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 15, 2003 and incorporated herein by reference.*

10.17	Restricted Stock Award Agreement, dated May 28, 2010, by and between the Company and Warren B. Kanders (filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).*

10.18	Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC as Co-Borrowers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.19	Promissory Note Revolving Line of Credit dated as of May 28, 2010 by and among Zions First National Bank and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.20	Assumption Agreement, dated as of May 28, 2010, by and between Gregory Mountain Products, LLC, as Additional Borrower and Zions First National Bank, as Lender (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.21	First Substitute Promissory Note Revolving Line of Credit, dated May 28, 2010, by and among Zions First National Bank, as Lender, and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC as Borrowers (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.22	Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Kanders GMP Holdings, LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.23	Subordination Agreement, dated May 28, 2010, by and among Zions First National Bank, as Lender, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Clarus Corporation, Everest/Sapphire Acquisition, LLC and Gregory Mountain Products, LLC, and Schiller Gregory Investment Company, LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.24	Amendment No. 1 dated as of March 2, 2012 to the Loan Agreement, effective as of May 28, 2010, by and among Zions First National Bank, as Lender and Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Black Diamond, Inc., formerly known as Clarus Corporation, and Everest/Sapphire Acquisition, LLC as Co-Borrowers (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 6, 2012 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.25	Second Substitute Promissory Note, dated September 28, 2012, by and among Zions First National Bank, a national banking association, Black Diamond, Inc., Black Diamond Equipment Ltd., Black Diamond Retail, Inc., Everest/Sapphire Acquisition, LLC, Gregory Mountain Products, LLC and POC USA, LLC, as co-borrowers (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.26	Assumption Agreement, dated October 4, 2012, by and between Zions First National Bank, a national banking association, Pieps Corporation, and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

10.27

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

10.28

Amended and Restated Loan Agreement, effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.29	Promissory Note (Term Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.30

Promissory Note (Revolving Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.31

Promissory Note (Acquisition Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.32

Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.33	Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.34

First Amendment dated as of February 28, 2014, to Amended and Restated Loan Agreement, dated effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers. **

10.35	Amended and Restated Promissory Note (Term Loan) dated as of February 28, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC. **

10.36	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.37	Form of Restrictive Covenant Agreement (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.38	Registration Rights Agreement, dated as of May 28, 2010, among Clarus Corporation, and each of the Investors on the signature page thereto (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.39	Registration Rights Agreement, dated as of May 28, 2010, by and among Clarus Corporation, and each of Kanders GMP Holdings, LLC and Schiller Gregory Investment Company, LLC, as the Investors (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.40	Underwriting Agreement, dated as of February 16, 2011, among Black Diamond, Inc. and the several underwriters party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 23, 2012 and incorporated herein by reference).

10.41	Share Transfer Agreement, dated June 7, 2012, by and among Black Diamond, Inc., Ember Scandinavia AB, and the shareholders of POC Sweden AB (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 13, 2012 and incorporated herein by reference).

10.42	Amendment, dated July 2, 2012, to Share Transfer Agreement, dated as of June 7, 2012, by and among Black Diamond, Inc., Ember Scandinavia AB and the shareholders of POC Sweden AB (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A, filed with the Commission on July 6, 2012 and incorporated herein by reference).

10.43	Share Purchase Agreement, dated September 24, 2012, by and among Black Diamond Austria GmbH and SEIDEL Privatstiftung (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 28, 2012 and incorporated herein by reference).

10.44	Agreement, dated September 28, 2012, by and between Gregory Mountain Products, LLC and Kabushiki Kaisha A&F (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 4, 2012 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm.**

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**
32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.**
*	Management contract or compensatory plan or arrangement.

**	Filed herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 4, 2014
By:/s/ Aaron J. Kuehne
Aaron J. Kuehne,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Peter Metcalf	Chief Executive Officer, President and Director (Principal Executive Officer)
Peter Metcalf

/s/ Aaron J. Kuehne	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Aaron J. Kuehne

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Philip N. Duff	Director
Phillip N. Duff

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.34	First Amendment dated as of February 28, 2014, to Amended and Restated Loan Agreement, dated effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers.

10.35	Amended and Restated Promissory Note (Term Loan) dated as of February 28, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC.

21.1	Subsidiaries of Black Diamond, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

