Form 10-Q
period 2014-03-31
Black Diamond, Inc.
filed 2014-05-08
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2014

or

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

(801) 278-5552
(Registrant’s telephone number, including area code)

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

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2014, there were 32,497,997 shares of common stock, par value $0.0001, outstanding.

1

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash	$4,385	$4,478
Accounts receivable, less allowance for doubtful accounts of $747 and $641, respectively	44,279	40,316
Inventories	51,902	54,054
Prepaid and other current assets	4,893	4,797
Income tax receivable	170	49
Deferred income taxes	2,724	2,687
Total current assets	108,353	106,381

Property and equipment, net	17,211	17,401
Definite lived intangible assets, net	34,572	35,530
Indefinite lived intangible assets	51,627	51,679
Goodwill	57,649	57,703
Deferred income taxes	51,888	50,666
Other long-term assets	1,965	2,063
Total assets	$323,265	$321,423

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$23,940	$27,349
Current portion of long-term debt	1,992	1,910
Total current liabilities	25,932	29,259

Long-term debt	43,378	36,131
Deferred income taxes	6,190	6,786
Other long-term liabilities	1,627	1,997
Total liabilities	77,127	74,173

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,565 and 32,526 issued and 32,490 and 32,451 outstanding	3	3
Additional paid in capital	478,392	477,890
Accumulated deficit	(238,531)	(237,204)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	6,276	6,563
Total stockholders' equity	246,138	247,250
Total liabilities and stockholders' equity	$323,265	$321,423

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2014	March 31, 2013

Sales
Domestic sales	$20,698	$20,110
International sales	33,841	30,890
Total sales	54,539	51,000

Cost of goods sold	33,614	31,784
Gross profit	20,925	19,216

Operating expenses
Selling, general and administrative	22,632	20,878
Restructuring charge	-	175
Merger and integration	-	143
Transaction costs	355	54

Total operating expenses	22,987	21,250

Operating loss	(2,062)	(2,034)

Other expense
Interest expense, net	(895)	(826)
Other, net	(147)	(395)

Total other expense, net	(1,042)	(1,221)

Loss before income tax	(3,104)	(3,255)
Income tax benefit	(1,777)	(223)
Net loss	(1,327)	(3,032)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(345)	(930)
Unrealized income on hedging activities	58	781
Other comprehensive loss	(287)	(149)
Comprehensive loss	$(1,614)	$(3,181)

Loss per share:
Basic	$(0.04)	$(0.10)
Diluted	(0.04)	(0.10)

Weighted average shares outstanding:
Basic	32,474	31,764
Diluted	32,474	31,764

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash Flows From Operating Activities:
Net loss	$(1,327)	$(3,032)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,051	1,032
Amortization of intangible assets	903	900
Accretion of notes payable	317	275
Loss on disposition of assets	9	42
Stock-based compensation	219	370
Deferred income taxes	(1,989)	(753)
Changes in operating assets and liabilities:
Accounts receivable	(4,475)	(4,724)
Inventories	1,997	5,000
Prepaid and other current assets	38	1,324
Accounts payable and accrued liabilities	(3,857)	(432)
Net cash (used in) provided by operating activities	(7,114)	2

Cash Flows From Investing Activities:
Purchase of intangible assets	-	(750)
Purchase of property and equipment	(660)	(1,139)
Net cash used in investing activities	(660)	(1,889)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving lines of credit	7,258	(9,431)
Repayments of long-term debt	(261)	(62)
Proceeds from issuance of long-term debt	-	10,141
Proceeds from exercise of stock options	284	-
Net cash provided by financing activities	7,281	648

Effect of foreign exchange rates on cash	400	255

Change in cash	(93)	(984)
Cash, beginning of period	4,478	5,111
Cash, end of period	$4,385	$4,127

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$218	$(37)
Cash paid for interest	$574	$611
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$255	$-

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us” or “our”) as of and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2014 are not necessarily indicative of the results to be obtained for the year ending December 31, 2014. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”).

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In February 2013, the FASB, issued Accounting Standards Updated (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013 (for us this was our 2014 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2014, but did not have a material effect on the Company’s consolidated financial positions, results of operations or cash flows.

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (for us this was our 2014 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2014, but did not have a material effect on the Company’s consolidated financial positions, results of operations or cash flows.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013 (for us this was our 2014 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2014, but did not have a material effect on the Company’s consolidated financial positions, results of operations or cash flows.

NOTE 2. INVENTORIES

Inventories, as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013

Finished goods	$42,503	$45,734
Work-in-process	993	891
Raw materials and supplies	8,406	7,429
	$51,902	$54,054

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013

Land	$2,850	$2,850
Building and improvements	5,019	4,999
Furniture and fixtures	5,448	4,680
Computer hardware and software	6,501	6,773
Machinery and equipment	14,237	13,868
Construction in progress	523	1,218
	34,578	34,388
Less accumulated depreciation	(17,367)	(16,987)
	$17,211	$17,401

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the three months ended March 31, 2014, from $57,703 to $57,649, due to the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2013	$57,703

Impact of foreign currency exchange rates	(54)

Balance at March 31, 2014	$57,649

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory Mountain Products, Inc. (“Gregory” or “GMP”), POC Sweden AB and its subsidiaries (collectively, “POC”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the three months ended March 31, 2014, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2013	$51,679

Impact of foreign currency exchange rates	(52)

Balance at March 31, 2014	$51,627

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross definite lived intangible assets during the three months ended March 31, 2014 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

Gross balance at December 31, 2013	$43,552

Impact of foreign currency exchange rates	(66)

Gross balance at March 31, 2014	$43,486

Intangible assets, net of amortization as of March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013

Customer lists and relationships	$30,772	$30,809
Product technologies	8,970	8,992
Trade name	2,239	2,246
Core technologies	1,505	1,505
	43,486	43,552
Less accumulated amortization	(8,914)	(8,022)
	$34,572	$35,530

 BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. LONG-TERM DEBT

Long-term debt, net as of March 31, 2014 and December 31, 2013, was as follows:

	March 31, 2014	December 31, 2013

Revolving credit facilities (a)	$17,501	$10,320
Foreign credit facilities (b)	1,089	997
5% Senior Subordinated Notes due 2017 (refer to Note 14)	17,471	17,154
Capital leases	4	47
Term notes (c)	9,305	9,523
	45,370	38,041
Less current portion	(1,992)	(1,910)
	$43,378	$36,131

(a)	As of March 31, 2014, the Company had drawn $17,501 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of March 8, 2016. On February 28, 2014, the Company, together with its direct and indirect domestic subsidiaries, entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”), with the Lender to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions and amended certain covenants.

The Loan Agreement and Amendment contain certain restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum trailing 12-month earnings before interest, taxes, depreciation and amortization, a positive amount of asset coverage, a minimum net worth and a fixed charge coverage ratio. At March 31, 2014, the Company was in compliance with all associated covenants.

(b)	The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions which mature on December 31, 2014. The Company had $625 and $340 in letters of credit as of March 31, 2014 and December 31, 2013, respectively.

(c)	The Loan Agreement also provides for a Term Facility pursuant to which the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. On February 28, 2014, the Loan Agreement was amended to eliminate the remaining $5,000 of unused term debt. The Term Facility is due and payable in monthly payments of principal and interest with all principal and interest due on March 8, 2023. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% and monthly installments ranging from $0 to $3. The notes mature between January 2016 and March 2017, and are secured by certain equipment.

NOTE 6. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,627 and $1,997 as of March 31, 2014 and December 31, 2013, respectively, with $1,627 and $1,621 of the balance as of March 31, 2014 and December 31, 2013, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,627 and $1,621 as other long-term assets for the underfunded amount as of March 31, 2014 and December 31, 2013, respectively.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

At March 31, 2014, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized loss of all contracts with that counterparty, was $1,137 at March 31, 2014. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2014 and December 31, 2013:

	March 31, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	6,787	August-14
Foreign exchange contracts - British Pounds	2,221	February-15
Foreign exchange contracts - Euros	17,375	February-15
Foreign exchange contracts - Swiss Francs	25,631	February-15
Foreign exchange contracts - Japanese Yen	690,115	February-15
Foreign exchange contracts - Swedish Kronor	5,688	February-15

	December 31, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,062	February-14
Foreign exchange contracts - Norwegian Kroner	9,253	August-14
Foreign exchange contracts - British Pounds	2,626	February-15
Foreign exchange contracts - Euros	20,772	February-15
Foreign exchange contracts - Swiss Francs	30,698	February-15
Foreign exchange contracts - Japanese Yen	792,696	February-15
Foreign exchange contracts - Swedish Kronor	6,034	February-15

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains (losses) of $(334) and $171 were reclassified to sales during the three months ended March 31, 2014 and 2013, respectively.

As of December 31, 2013, the Company reported an accumulated derivative instrument loss of $611. During the three months ended March 31, 2014, the Company reported an adjustment to accumulated other comprehensive income of $58, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument loss of $553 reported as of March 31, 2014.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2014 and December 31, 2013:

	Classification	March 31, 2014	December 31, 2013

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$566	$682
Forward exchange contracts	Other long-term assets	$-	$76

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,703	$1,492
Forward exchange contracts	Other long-term liabilities	$-	$230

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2013	$7,174	$(611)	$6,563
Other comprehensive loss before reclassifications	(345)	(156)	(501)
Amounts reclassified from other comprehensive loss	-	214	214
Net current period other comprehensive (loss) income	(345)	58	(287)
Balance as of March 31, 2014	$6,829	$(553)	$6,276

The effects on net income of amounts reclassified from unrealized losses on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2014, were as follows:

Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	Losses reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Loss

Sales	$(334)
Income tax benefit	(120)
Amount reclassified net of tax	$(214)

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$566	$-	$566
	$-	$566	$-	$566

Liabilities
Forward exchange contracts	$-	$1,703	$-	$1,703
	$-	$1,703	$-	$1,703

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$758	$-	$758
	$-	$758	$-	$758

Liabilities
Forward exchange contracts	$-	$1,722	$-	$1,722
	$-	$1,722	$-	$1,722

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2014	March 31, 2013

Weighted average shares outstanding - basic	32,474	31,764
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	32,474	31,764

Loss per share:
Basic	$(0.04)	$(0.10)
Diluted	(0.04)	(0.10)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For the three months ended March 31, 2014, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. Options to purchase 2,462 shares of common stock and 18 shares of restricted stock were outstanding and anti-dilutive due to the net loss for the three months ended March 31, 2014. Additionally, options to purchase 513 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three months ended March 31, 2014, and 322 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the three months ended March 31, 2013, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period. Options to purchase 1,581 shares of common stock were outstanding and anti-dilutive due to the net loss for the period. Additionally, options to purchase 1,159 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three months ended March 31, 2013, and 750 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

NOTE 11. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner.

During the three months ended March 31, 2014, the Company issued 30 stock options under the 2005 Plan to employees of the Company, which options granted will vest in three installments as follows: 12 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2014

Number of options	30
Option vesting period	5 Years
Grant price	$11.47 - $14.02
Dividend yield	0.00%
Expected volatility (a)	53.7% - 54.2%
Risk-free interest rate	2.24% - 2.25%
Expected life (years) (b)	6.95
Weighted average fair value	$6.44 - $7.82

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of all stock options granted during the three months ended March 31, 2014 was $221, which will be recognized over the vesting period of the options.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company was $219 and $370 during the three months ended March 31, 2014 and 2013, respectively. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of March 31, 2014, there were 888 unvested stock options and unrecognized compensation cost of $2,450 related to unvested stock options, as well as 340 unvested restricted stock awards and unrecognized compensation cost of $850 related to unvested restricted stock awards.

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

Total rent expense of the Company for the three months ended March 31, 2014 and 2013 was $591 and $579, respectively.

NOTE 13. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates ranging from 19% - 39%.

As of December 31, 2013, the Company’s gross deferred tax asset was $92,598. The Company has recorded a valuation allowance of $17,120, resulting in a net deferred tax asset of $75,478, before deferred tax liabilities of $28,911. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2013, because the ultimate realization of those assets does not meet the more likely than not criteria.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. In order to utilize the recorded U.S. deferred tax assets the Company will need to generate approximately $187,000 of future U.S. taxable income, of which approximately $163,000 will need to be generated by 2022 to utilize the net operating losses that management considers realizable. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future taxable income. The Company’s conclusion that the deferred tax assets are more likely than not to be realized reflects, among other things, its ability to generate taxable income to utilize the available net operating loss and credit carryforwards. The ability of the Company to generate taxable income and meet management’s projections of future taxable income are dependent upon the growth of U.S. based sales, including apparel sales; the maintaining of gross margins and the controlling of other operating expenses in order to increase the U.S. based taxable income; and/or the execution of certain tax planning strategies available to the Company in the future, including the potential sale of brand related assets. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company’s taxable income does not grow as management currently projects over an extended time period, or if the Company realizes unforeseen significant losses in the future, additions to the valuation allowance which reduce the deferred tax assets could be recorded.

As of December 31, 2013, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $215,562 ($5,154, relates to stock compensation deductions for tax in excess of financial reporting expense, which will not be recorded until they result in cash tax savings), $2,270 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

$210,408 of NOLs available to offset taxable income does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) as indicated by the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2013

Expiration Dates December 31,	Net Operating Loss Amount
2020	$26,231
2021	50,430
2022	115,000
2023	5,712
2024	3,566
2025	1,707
2026	584
2027	586
2028	1,646
2029	4,074
2030 and beyond	6,026
Total	215,562
Tax windfall	(5,154)
After limitations	$210,408

NOTE 14. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principal terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we have discounted the notes to $8,640, $4,487 and $316, respectively, at the date of acquisition. We are accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2014, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2014, $5 in interest was paid to Kanders GMP Holdings, LLC, and $2 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Quarterly Report on Form 10-Q we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy, including its ability to organically grow each of its historical product lines, its new apparel line and its recently acquired businesses; the Company's ability to successfully integrate and grow acquisitions; the Company's exposure to product liability of product warranty claims and other loss contingencies; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our” or “us”) is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, Gregory™, POC™, and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond®, Gregory™, POC™ and PIEPS™ brands are iconic in the active outdoor, ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

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

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to derivatives, revenue recognition, income taxes and valuation of long-lived assets, goodwill and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

Results of Operations

Consolidated Three Months Ended March 31, 2014 Compared to Consolidated Three Months Ended March 31, 2013

The following presents a discussion of consolidated operations for the three months ended March 31, 2014, compared with the consolidated three months ended March 31, 2013.

	Three Months Ended
	March 31, 2014	March 31, 2013

Sales
Domestic sales	$20,698	$20,110
International sales	33,841	30,890
Total sales	54,539	51,000

Cost of goods sold	33,614	31,784
Gross profit	20,925	19,216

Operating expenses
Selling, general and administrative	22,632	20,878
Restructuring charge	-	175
Merger and integration	-	143
Transaction costs	355	54

Total operating expenses	22,987	21,250

Operating loss	(2,062)	(2,034)

Other expense
Interest expense, net	(895)	(826)
Other, net	(147)	(395)

Total other expense, net	(1,042)	(1,221)

Loss before income tax	(3,104)	(3,255)
Income tax benefit	(1,777)	(223)
Net loss	$(1,327)	$(3,032)

Sales

Consolidated sales increased $3,539, or 6.9%, to $54,539 during the three months ended March 31, 2014, compared to consolidated sales of $51,000 during the three months ended March 31, 2013. The increase in sales was primarily attributable to the addition of apparel sold by Black Diamond Equipment and an increase in the quantity and average sales price of new and existing ski products sold during the period. We also experienced a decrease in sales of $696 due to the weakening of foreign currencies against the U.S. dollar.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $588, or 2.9%, to $20,698 during the three months ended March 31, 2014, compared to consolidated domestic sales of $20,110 during the three months ended March 31, 2013. The increase in domestic sales was primarily attributable to the addition of apparel sold by Black Diamond Equipment and an increase in the quantity and average sales price of new and existing ski products sold during the period, partially off-set by a decline in the quantity of mountain products being sold.

Consolidated international sales increased $2,951, or 9.6%, to $33,841 during the three months ended March 31, 2014, compared to consolidated international sales of $30,890 during the three months ended March 31, 2013. The increase in international sales was primarily attributable to an increase in the quantity and average sales price of new and existing ski products and the addition of apparel sold by Black Diamond Equipment. We also experienced a decrease in sales of $696 due to the weakening of foreign currencies against the U.S. dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $1,830, or 5.8%, to $33,614 during the three months ended March 31, 2014, compared to consolidated cost of goods sold of $31,784 during the three months ended March 31, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $1,709, or 8.9%, to $20,925 during the three months ended March 31, 2014, compared to consolidated gross profit of $19,216 during the three months ended March 31, 2013. Consolidated gross margin was 38.4% during the three months ended March 31, 2014, compared to a consolidated gross margin of 37.7% during the three months ended March 31, 2013. Consolidated gross margin during the three months ended March 31, 2014, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. The strengthening of the US dollar compared to certain foreign currencies had a negative impact on both sales and gross margin.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $1,754, or 8.4%, to $22,632 during the three months ended March 31, 2014, compared to consolidated selling, general and administrative expenses of $20,878 during the three months ended March 31, 2013. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel, the transition of certain distributors into our in-house operations at POC Sweden AB and its subsidiaries (collectively, “POC”), and the launch of POC’s road bike collection.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the three months ended March 31, 2014, compared to consolidated restructuring expense of $175 during the same period in 2013. The restructuring expenses incurred during the three months ended March 31, 2013, relate to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the three months ended March 31, 2014, compared to consolidated merger and integration expense of $143 during the same period in 2013, which consisted of expenses related to the integration of POC and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Transaction Costs

Consolidated transaction expense increased $301, or 557.4%, to $355 during the three months ended March 31, 2014, compared to consolidated transaction expense of $54 during the three months ended March 31, 2013. The increase in transaction expense was attributable to professional fees incurred related to the exploration of strategic alternatives for our Gregory Mountain Products, Inc. (“Gregory”) business. The transactions expense incurred during the three months ended March 31, 2013, related to professional accounting fees related to the Company’s acquisitions of POC and PIEPS.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense increased $69, or 8.4%, to $895 during the three months ended March 31, 2014, compared to consolidated interest expense of $826 during the three months ended March 31, 2013. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the three months ended March 31, 2014, compared to the same period in 2013.

Other, net

Consolidated other, net, decreased to expense of $147 during the three months ended March 31, 2014, compared to a consolidated other, net expense of $395 during the three months ended March 31, 2013. The decrease in other, net, was primarily attributable to the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable partially off-set by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $1,554, or 696.9%, to a benefit of $1,777 during the three months ended March 31, 2014, compared to a consolidated income tax benefit of $223 during the same period in 2013. The increase in tax benefit is due to the increase in the effective income tax rate recorded during the three months ended March 31, 2014, compared to the same period in 2013.

Our effective income tax rate was 57.2% for the three months ended March 31, 2014, compared to 6.9% for the same period in 2013. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended March 31, 2014.

Liquidity and Capital Resources

Consolidated Three months ended March 31, 2014 Compared to Consolidated Three months ended March 31, 2013

The following presents a discussion of cash flows for the consolidated three months ended March 31, 2014, compared with the consolidated three months ended March 31, 2013. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows and revolving credit facilities. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and our existing revolving credit facilities. At March 31, 2014, we had total cash of $4,385, compared with a cash balance of $4,478 at December 31, 2013, which was substantially all controlled by the Company’s U.S. entities. At March 31, 2014, the Company had $1,423 of the $4,385 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Three Months Ended
	March 31, 2014	March 31, 2013

Net cash (used in) provided by operating activities	$(7,114)	$2
Net cash used in investing activities	(660)	(1,889)
Net cash provided by financing activities	7,281	648
Effect of foreign exchange rates on cash	400	255
Change in cash	(93)	(984)
Cash, beginning of period	4,478	5,111
Cash, end of period	$4,385	$4,127

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $7,114 during the three months ended March 31, 2014, compared to consolidated net cash provided by operating activities of $2 during the three months ended March 31, 2013. The decrease in net cash provided by operating activities during 2014 is primarily due to timing differences of when accounts payable were paid and changes in inventory during the three months ended March 31, 2014, compared to the same period in 2013.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, was free cash flows used of $7,774 during the three months ended March 31, 2014 compared to free cash flows used of $1,137 during the same period in 2013. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2014	March 31, 2013

Net cash (used in) provided by operating activities	$(7,114)	$2
Purchase of property and equipment	(660)	(1,139)
Free cash flow	$(7,774)	$(1,137)

Net Cash From Investing Activities

Consolidated net cash used in investing activities decreased by $1,229 to $660 during the three months ended March 31, 2014, compared to $1,889 during the three months ended March 31, 2013. Investing activities during the three months ended March 31, 2013 included the Company’s acquisition of Gregory’s Japanese distribution assets from Kabushiki Kaisha A&F, the prior distributor of Gregory’s products in Japan, for $750. The absence of this activity, as well as a decrease in capital expenditures generated a decrease in net cash used in investing activities compared to the three months ended March 31, 2013.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities increased by $6,633 to $7,281 during the three months ended March 31, 2014, compared to consolidated cash provided by financing activities of $648 during the three months ended March 31, 2013. The increase is primarily a result of net borrowing on the revolving line of credit of $7,258 during the three months ended March 31, 2014, compared to net payment on the revolving line of credit of $9,431 and the absence of $10,141 in proceeds on the issuance of long-term debt during the same period in 2013.

Net Operating Loss

As of December 31, 2013, the Company had net operating loss, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $215,562 ($5,154 relates to stock compensation deductions for tax in excess of financial reporting expense, which will not be recorded until they result in cash tax savings), $2,270 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S., as Subpart F. income and will be offset with the NOL. $210,408 of net operating losses available to offset taxable income does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2013, the Company’s gross deferred tax asset was $92,598. The Company has recorded a valuation allowance of $17,120, resulting in a net deferred tax asset of $75,478, before deferred tax liabilities of $28,911. Management has provided a valuation allowance against a portion of the net deferred income tax assets as of December 31, 2013, because the ultimate realization of those assets does not meet the more likely than not criteria. The ultimate realization of recorded deferred tax assets is dependent upon the generation of approximately $187,000 of future U.S. taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire; approximately $163,000 of future U.S. taxable income must be generated by 2022 to realize the net recorded deferred tax asset for net operating loss carryforwards.

Revolving Credit Facility

On February 28, 2014, the Company, together with its direct and indirect domestic subsidiaries, entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”), with Zions First National Bank (the “Lender”), to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions.

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

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principal terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at anytime; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we have discounted the notes to $8,640, $4,487 and $316, respectively, at the date of acquisition. We are accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2014, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold the Company’s outstanding 5% Unsecured Subordinated Notes due May 28, 2017 (the “Gregory Subordinated Notes”) in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2014, $5 in interest was paid to Kanders GMP Holdings, LLC, and $2 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to the outstanding Gregory Subordinated Notes.

Shelf Registration Statements

On February 1, 2011, our shelf registration statement on Form S-3 (File No. 333-171164) (the “Form S-3”) filed with the Securities and Exchange Commission (the “Commission”) was declared effective whereby we may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of common stock, shares of preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $250,000. The proceeds of any offering are anticipated to be used in the strategic development and growth of our business, both organically and through acquisitions. On February 22, 2012, we consummated the closing of a public offering (the “Offering”) of 7,750 shares of the Company’s common stock, plus an additional 1,163 shares of common stock to cover an over-allotment option granted to the underwriters, at a price to the public of $7.50 per share (the “Offering Price”). Included in the total number of shares of common stock sold in the Offering were 1,333 shares of common stock purchased at the Offering Price by certain of the Company’s officers, directors and employees (the “Reserved Shares”). The Reserved Shares were subject to lock-up agreements restricting the sales of such shares for a period of 90 days, subject to extension under certain circumstances. The underwriters received an underwriting discount of 6%, or $0.45 per share, in connection with the sale of the shares of common stock in the Offering, other than with respect to the sale of the Reserved Shares, for which the underwriters did not receive any underwriting discount. The underwriters exercised the over-allotment option in full at the closing of the Offering. The net proceeds to the Company from the Offering, before expenses, were approximately $63,400. The common stock was offered and sold pursuant to a prospectus dated February 1, 2011, a preliminary prospectus supplement filed with the Commission on February 15, 2012 and a prospectus supplement filed with the Commission on February 17, 2012, in connection with a takedown from the Company’s Form S-3. After the Offering, we may offer, issue and sell, from time to time, in one or more offerings and series, together or separately, shares of our common stock, shares of our preferred stock, debt securities or guarantees of debt securities up to an aggregate amount of $183,156 pursuant to the Form S-3.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2014, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our control over financial reporting that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	First Amendment dated as of February 28, 2014, to Amended and Restated Loan Agreement, dated effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

10.2	Amended and Restated Promissory Note (Term Loan) dated as of February 28, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: May 7, 2014	By:	/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

10.1	First Amendment dated as of February 28, 2014, to Amended and Restated Loan Agreement, dated effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

10.2	Amended and Restated Promissory Note (Term Loan) dated as of February 28, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

