Form 10-Q
period 2014-06-30
Black Diamond, Inc.
filed 2014-08-11
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2014

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission File Number: 001-34767

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

As of August 5, 2014, there were 32,549,247 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets
Cash	$4,605	$4,478
Accounts receivable, less allowance for doubtful accounts of $608 and $641, respectively	28,709	40,316
Inventories	57,090	54,054
Prepaid and other current assets	5,519	4,797
Income tax receivable	84	49
Deferred income taxes	2,741	2,687
Assets held for sale	44,298	-
Total current assets	143,046	106,381

Property and equipment, net	16,590	17,401
Definite lived intangible assets, net	28,844	35,530
Indefinite lived intangible assets	38,014	51,679
Goodwill	45,119	57,703
Deferred income taxes	51,016	50,666
Other long-term assets	1,882	2,063
Total assets	$324,511	$321,423

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$27,675	$27,349
Current portion of long-term debt	29,437	1,910
Liabilities held for sale	3,373	-
Total current liabilities	60,485	29,259

Long-term debt	17,896	36,131
Deferred income taxes	4,442	6,786
Other long-term liabilities	1,619	1,997
Total liabilities	84,442	74,173

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,618 and 32,526 issued and 32,543 and 32,451 outstanding	3	3
Additional paid in capital	479,070	477,890
Accumulated deficit	(243,514)	(237,204)
Treasury stock, at cost	(2)	(2)
Accumulated other comprehensive income	4,512	6,563
Total stockholders' equity	240,069	247,250
Total liabilities and stockholders' equity	$324,511	$321,423

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2014	June 30, 2013

Sales
Domestic sales	$14,430	$12,579
International sales	19,992	16,583
Total sales	34,422	29,162

Cost of goods sold	22,078	18,613
Gross profit	12,344	10,549

Operating expenses
Selling, general and administrative	17,984	16,057
Restructuring charge	410	-
Merger and integration	-	83

Total operating expenses	18,394	16,140

Operating loss	(6,050)	(5,591)

Other (expense) income
Interest expense, net	(623)	(634)
Other, net	319	316

Total other expense, net	(304)	(318)

Loss before income tax	(6,354)	(5,909)
Income tax benefit	(1,911)	(1,728)
Loss from continuing operations	(4,443)	(4,181)

Discontinued operations, net of tax	(540)	1,913

Net loss	(4,983)	(2,268)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(1,838)	(1,061)
Unrealized income (loss) on hedging activities	74	(91)
Other comprehensive loss	(1,764)	(1,152)
Comprehensive loss	$(6,747)	$(3,420)

Loss from continuing operations per share:
Basic	$(0.14)	$(0.13)
Diluted	(0.14)	(0.13)

Net loss per share:
Basic	$(0.15)	$(0.07)
Diluted	(0.15)	(0.07)

Weighted average shares outstanding:
Basic	32,515	31,836
Diluted	32,515	31,836

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2014	June 30, 2013

Sales
Domestic sales	$31,559	$28,418
International sales	47,295	41,361
Total sales	78,854	69,779

Cost of goods sold	49,868	44,444
Gross profit	28,986	25,335

Operating expenses
Selling, general and administrative	38,797	35,085
Restructuring charge	410	175
Merger and integration	-	226
Transaction costs	-	54

Total operating expenses	39,207	35,540

Operating loss	(10,221)	(10,205)

Other (expense) income
Interest expense, net	(1,249)	(1,265)
Other, net	192	(55)

Total other expense, net	(1,057)	(1,320)

Loss before income tax	(11,278)	(11,525)
Income tax benefit	(3,433)	(3,493)
Loss from continuing operations	(7,845)	(8,032)

Discontinued operations, net of tax	1,535	2,732

Net loss	(6,310)	(5,300)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,183)	(1,991)
Unrealized income on hedging activities	132	690
Other comprehensive loss	(2,051)	(1,301)
Comprehensive loss	$(8,361)	$(6,601)

Loss from continuing operations per share:
Basic	$(0.24)	$(0.25)
Diluted	(0.24)	(0.25)

Net loss per share:
Basic	$(0.19)	$(0.17)
Diluted	(0.19)	(0.17)

Weighted average shares outstanding:
Basic	32,495	31,800
Diluted	32,495	31,800

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash Flows From Operating Activities:
Net loss	$(6,310)	$(5,300)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,107	2,036
Amortization of intangible assets	1,755	1,791
Accretion of notes payable	645	561
Loss on disposition of assets	16	48
Stock-based compensation	537	642
Deferred income taxes	(2,676)	(1,089)
Changes in operating assets and liabilities:
Accounts receivable	4,093	(330)
Inventories	(10,732)	3,615
Prepaid and other current assets	(542)	1,182
Accounts payable and accrued liabilities	3,438	473
Net cash (used in) provided by operating activities	(7,669)	3,629

Cash Flows From Investing Activities:
Purchase of intangible assets	-	(750)
Proceeds from disposition of property and equipment	4	18
Purchase of property and equipment	(1,382)	(2,544)
Net cash used in investing activities	(1,378)	(3,276)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	9,200	(13,979)
Repayments of long-term debt	(483)	(383)
Proceeds from issuance of long-term debt	-	10,053
Proceeds from exercise of stock options	643	843
Net cash provided by (used in) financing activities	9,360	(3,466)

Effect of foreign exchange rates on cash	(186)	56

Change in cash	127	(3,057)
Cash, beginning of period	4,478	5,111
Cash, end of period	$4,605	$2,054

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$346	$(288)
Cash paid for interest	$1,229	$1,102
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$184	$-

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us” or “our”) as of and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2014 are not necessarily indicative of the results to be obtained for the year ending December 31, 2014. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”).

On June 18, 2014, the Company and Gregory Mountain Products, LLC (“Gregory” or “GMP”), its wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Samsonite LLC (“Samsonite”), pursuant to which Gregory agreed to sell certain assets to Samsonite comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”). Under the terms of the Asset Purchase Agreement, Samsonite agreed to pay $85,000 in cash (before closing adjustments of $865 relating to non-cash working capital) for Gregory’s assets comprising the Business and the assumption of specified liabilities (the “Purchase Price”). The Gregory transaction closed on July 23, 2014. The assets and liabilities of Gregory have been segregated and reported as held for sale as of June 30, 2014. Furthermore, the activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations.

Nature of Business

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond®, POC™ and PIEPS™ brands are iconic in the active outdoor, ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (the “FASB”), issued Accounting Standards Updated (“ASU”) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013 (for us this was our 2014 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2014, but it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In March 2013, the FASB issued ASU No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This standard defines the treatment of the release of cumulative translation adjustments upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (for us this was our 2014 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2014, but it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which states that entities should present the unrecognized tax benefit as a reduction of the deferred tax asset for a net operating loss (“NOL”) or similar tax loss or tax credit carryforward rather than as a liability when the uncertain tax position would reduce the NOL or other carryforward under the tax law. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013 (for us this was our 2014 first quarter). The Company adopted the provisions of this update during the three months ended March 31, 2014, but it did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The Company is currently evaluating the impact the adoption of this ASU will have on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

NOTE 2. DISCONTINUED OPERATIONS

As discussed above, on June 18, 2014, the Company entered into a definitive agreement with Samsonite to sell certain assets, which closed on July 23, 2014, and the assets and liabilities of Gregory are classified as held for sale at June 30, 2014. The sale transaction was completed during our third fiscal quarter ending September 30, 2014 and we expect to recognize a gain on the sale of the Gregory assets.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The carrying amounts of the assets and liabilities of Gregory, which were classified as held for sale in our June 30, 2014 condensed consolidated balance sheet were as follows:

June 30, 2014

Accounts receivable	$7,340
Inventories	7,324
Prepaid and other current assets	167
Property and equipment, net	179
Definite lived intangible assets, net	4,283
Indefinite lived intangible assets	13,050
Goodwill	11,955
Assets held for sale	$44,298

Accounts payable and accrued liabilities	$3,373
Liabilities held for sale	$3,373

Summarized results of discontinued operations are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Sales	$8,502	9,693	18,609	20,076

Income before income tax	622	2,896	2,442	5,257
Income tax expense	1,162	983	907	2,525
(Loss) income from discontinued operations, net of tax	$(540)	$1,913	$1,535	$2,732

Interest related to debt that is required to be repaid as a result of a disposition is allocated to discontinued operations. All interest from the revolving credit facility and term note with Zions First National Bank is allocated to discontinued operations. Total interest expense allocated to discontinued operations for the three months ended June 30, 2014 and 2013 was $332 and $200, respectively, and for the six months ended June 30, 2014 and 2013 was $601 and $395, respectively.

NOTE 3. INVENTORIES

Inventories, as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013

Finished goods	$46,362	$45,734
Work-in-process	872	891
Raw materials and supplies	9,856	7,429
	$57,090	$54,054

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013

Land	$2,850	$2,850
Building and improvements	5,055	4,999
Furniture and fixtures	5,332	4,680
Computer hardware and software	6,260	6,773
Machinery and equipment	14,272	13,868
Construction in progress	551	1,218
	34,320	34,388
Less accumulated depreciation	(17,730)	(16,987)
	$16,590	$17,401

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the six months ended June 30, 2014, from $57,703 to $45,119, due to the classification of assets held for sale and the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2013	$57,703

Decrease due to inclusion of goodwill associated with GMP's assets held for sale	(11,955)
Impact of foreign currency exchange rates	(629)

Balance at June 30, 2014	$45,119

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), Gregory, POC Sweden AB and its subsidiaries (collectively, “POC”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the six months ended June 30, 2014, due to the classification of assets held for sale and the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2013	$51,679

Decrease due to inclusion of intangible assets associated with GMP's assets held for sale	(13,050)
Impact of foreign currency exchange rates	(615)

Balance at June 30, 2014	$38,014

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross definite lived intangible assets during the six months ended June 30, 2014 due to the classifications of assets held for sale and the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

Gross balance at December 31, 2013	$43,552

Decrease due to inclusion of intangible assets associated with GMP's assets held for sale	(6,233)
Impact of foreign currency exchange rates	(777)

Gross balance at June 30, 2014	$36,542

Intangible assets, net of amortization as of June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013

Customer lists and relationships	$24,824	$30,809
Product technologies	8,611	8,992
Trade name	2,160	2,246
Core technologies	947	1,505
	36,542	43,552
Less accumulated amortization	(7,698)	(8,022)
	$28,844	$35,530

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2014 and December 31, 2013, was as follows:

	June 30, 2014	December 31, 2013

Revolving credit facilities (a)	$17,907	$10,320
Foreign credit facilities (b)	2,542	997
5% Senior Subordinated Notes due 2017 (refer to Note 15)	17,799	17,154
Capital leases	-	47
Term notes (c)	9,085	9,523
	47,333	38,041
Less current portion	(29,437)	(1,910)
	$17,896	$36,131

(a)	As of June 30, 2014, the Company had drawn $17,907 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of March 8, 2016. On February 28, 2014, the Company, together with its direct and indirect domestic subsidiaries, entered into a first amendment (the “Amendment”) to the amended and restated loan agreement dated March 8, 2013 (the “Loan Agreement”), with the Lender to reduce its existing Term Facility from $15,000 to $10,000 pursuant to an amended and restated term loan promissory note (the “Amended and Restated Term Loan Promissory Note”). Also pursuant to the Amendment, the Company terminated its outstanding Acquisition Facility which previously allowed the Company to borrow up to $10,000 to fund permitted acquisitions and amended certain covenants. At June 30, 2014, the Company was in compliance with all associated covenants. On July 23, 2014, upon the closing of the Gregory transaction, the Company paid off amounts outstanding under the revolving credit facility with the Lender in full.

(b)	The Company’s foreign subsidiaries have a revolving credit facility with a financial institution which matures on January 31, 2015. The Company had $0 and $340 in letters of credit as of June 30, 2014 and December 31, 2013, respectively.

(c)	The Loan Agreement also provides for a Term Facility pursuant to which the Lender has made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. On February 28, 2014, the Loan Agreement was amended to eliminate the remaining $5,000 of unused term debt. The Term Facility was due and payable in monthly payments of principal and interest with all principal and interest due on March 8, 2023. On July 23, 2014, upon the closing of the Gregory transaction, the Company paid off amounts outstanding under the Term Facility, which was $8,954 as of June 30, 2014. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% and monthly installments ranging from $0 to $3. The notes mature between January 2016 and March 2017, and are secured by certain equipment.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,619 and $1,997 as of June 30, 2014 and December 31, 2013, respectively, with $1,619 and $1,621 of the balance as of June 30, 2014 and December 31, 2013, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,619 and $1,621 as other long-term assets for the underfunded amount as of June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure to the counterparty, which is generally limited to the aggregate unrealized loss of all contracts with that counterparty, was $950 at June 30, 2014. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of June 30, 2014 and December 31, 2013:

	June 30, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	1,878	August-14
Foreign exchange contracts - Canadian Dollars	5,871	February-15
Foreign exchange contracts - British Pounds	1,456	February-15
Foreign exchange contracts - Euros	16,797	February-15
Foreign exchange contracts - Swiss Francs	18,123	February-15
Foreign exchange contracts - Japanese Yen	472,110	February-15

	December 31, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,062	February-14
Foreign exchange contracts - Norwegian Kroner	9,253	August-14
Foreign exchange contracts - British Pounds	2,626	February-15
Foreign exchange contracts - Euros	26,806	February-15
Foreign exchange contracts - Swiss Francs	30,698	February-15
Foreign exchange contracts - Japanese Yen	792,696	February-15

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the cash flow of the derivative offset, within a range, changes in the cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains (losses) of $(287) and $324 were reclassified to sales during the three months ended June 30, 2014 and 2013, respectively, and $(621) and $495 were reclassified to sales during the six months ended June 30, 2014 and 2013, respectively.

As of December 31, 2013, the Company reported an accumulated derivative instrument loss of $611. During the six months ended June 30, 2014, the Company reported an adjustment to accumulated other comprehensive income of $132, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument loss of $479 reported as of June 30, 2014.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2014 and December 31, 2013:

	Classification	June 30, 2014	December 31, 2013

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$340	$682
Forward exchange contracts	Other long-term assets	$-	$76

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,290	$1,492
Forward exchange contracts	Other long-term liabilities	$-	$230

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2013	$7,174	$(611)	$6,563
Other comprehensive loss before reclassifications	(2,183)	(265)	(2,448)
Amounts reclassified from other comprehensive loss	-	397	397
Net current period other comprehensive (loss) income	(2,183)	132	(2,051)
Balance as of June 30, 2014	$4,991	$(479)	$4,512

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized losses on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2014, were as follows:

	Losses reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Loss
Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended June 30, 2014	For the Six Months Ended June 30, 2014

Sales	$(287)	$(621)
Income tax benefit	(103)	(224)
Amount reclassified net of tax	$(184)	$(397)

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$340	$-	$340
	$-	$340	$-	$340

Liabilities
Forward exchange contracts	$-	$1,290	$-	$1,290
	$-	$1,290	$-	$1,290

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$758	$-	$758
	$-	$758	$-	$758

Liabilities
Forward exchange contracts	$-	$1,722	$-	$1,722
	$-	$1,722	$-	$1,722

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Weighted average shares outstanding - basic	32,515	31,836	32,495	31,800
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	32,515	31,836	32,495	31,800

Loss from continuing operations per share:
Basic	$(0.14)	$(0.13)	$(0.24)	$(0.25)
Diluted	(0.14)	(0.13)	(0.24)	(0.25)

Income (loss) from discontinued operations per share:
Basic	$(0.01)	$0.06	$0.05	$0.09
Diluted	(0.01)	0.06	0.05	0.09

Net loss per share:
Basic	$(0.15)	$(0.07)	$(0.19)	$(0.17)
Diluted	(0.15)	(0.07)	(0.19)	(0.17)

For the three and six months ended June 30, 2014, basic loss from continuing operations per share, income (loss) from discontinued operations per share, and net loss per share were the same as diluted loss from continuing operations per share, income (loss) from discontinued operations per share, and net loss per share, respectively, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the three and six months ended June 30, 2014, options to purchase 2,466 and 2,464 shares of common stock, respectively, and 12 and 15 shares of restricted stock, respectively, were outstanding and anti-dilutive due to the loss from continuing operations for the three and six months ended June 30, 2014. Additionally, options to purchase 519 and 516 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and six months ended June 30, 2014, respectively, and 298 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the three and six months ended June 30, 2013, basic loss from continuing operations per share, income (loss) from discontinued operations per share, and net loss per share were the same as diluted loss from continuing operations per share, income (loss) from discontinued operations per share, and net loss per share, respectively, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the three and six months ended June 30, 2013, options to purchase 1,659 and 1,620 shares of common stock, respectively, were outstanding and anti-dilutive due to the loss from continuing operations for the period. Additionally, options to purchase 894 and 1,027 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and six months ended June 30, 2013, respectively, and 750 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

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

During the six months ended June 30, 2014, the Company issued 181 stock options under the 2005 Plan to employees of the Company. Of the 181 options issued, 30 will vest in four equal consecutive quarterly tranches from the date of grant. The remaining 151 options will vest in three installments as follows: 60 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2014

Number of options	181
Option vesting period	1-5 Years
Grant price	$10.95 - $14.02
Dividend yield	0.00%
Expected volatility (a)	45.7% - 55.1%
Risk-free interest rate	1.63% - 2.31%
Expected life (years) (b)	5.31 - 6.95
Weighted average fair value	$4.68 - $7.82

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of all stock options granted during the six months ended June 30, 2014 was $1,116, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2014 and 2013 was $318 and $272, respectively, and for the six months ended June 30, 2014 and 2013 was $537 and $642, respectively. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date. As of June 30, 2014, there were 1,024 unvested stock options and unrecognized compensation cost of $2,901 related to unvested stock options, as well as 310 unvested restricted stock awards and unrecognized compensation cost of $98 related to unvested restricted stock awards.

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

Total rent expense of the Company for the three months ended June 30, 2014 and 2013 was $600 and $557, respectively, and for the six months ended June 30, 2014 and 2013 was $1,191 and $1,136, respectively.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

$210,408 of NOLs available to offset taxable income do not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) as indicated by the following schedule:

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

NOTE 15. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principal terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at any time; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2014, $182 and $363 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2014, $4 and $9 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $3 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our” or “us”) is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond®, POC™ and PIEPS™ brands are iconic in the active outdoor, ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

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

On June 18, 2014, the Company and Gregory Mountain Products, LLC (“Gregory” or “GMP”), its wholly-owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Samsonite LLC (“Samsonite”), pursuant to which Gregory agreed to sell certain assets to Samsonite comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”). Under the terms of the Asset Purchase Agreement, Samsonite agreed to pay $85,000 in cash (before closing adjustments of $865 relating to non-cash working capital) for Gregory’s assets comprising the Business and the assumption of specified liabilities (the “Purchase Price”). The Gregory transaction closed on July 23, 2014. The assets and liabilities of Gregory have been segregated and reported as held for sale as of June 30, 2014. Furthermore, the activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the unaudited condensed consolidated financial statements.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended June 30, 2014 Compared to Consolidated Three Months Ended June 30, 2013

The following presents a discussion of consolidated operations for the three months ended June 30, 2014, compared with the consolidated three months ended June 30, 2013.

	Three Months Ended
	June 30, 2014	June 30, 2013
Sales
Domestic sales	$14,430	$12,579
International sales	19,992	16,583
Total sales	34,422	29,162

Cost of goods sold	22,078	18,613
Gross profit	12,344	10,549

Operating expenses
Selling, general and administrative	17,984	16,057
Restructuring charge	410	-
Merger and integration	-	83

Total operating expenses	18,394	16,140

Operating loss	(6,050)	(5,591)

Other (expense) income
Interest expense, net	(623)	(634)
Other, net	319	316

Total other expense, net	(304)	(318)

Loss before income tax	(6,354)	(5,909)
Income tax benefit	(1,911)	(1,728)
Loss from continuing operations	(4,443)	(4,181)

Discontinued operations, net of tax	(540)	1,913

Net loss	$(4,983)	$(2,268)

Sales

Consolidated sales increased $5,260, or 18.0%, to $34,422 during the three months ended June 30, 2014, compared to consolidated sales of $29,162 during the three months ended June 30, 2013. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. We also experienced an increase in sales of $193 due to the strengthening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $1,851, or 14.7%, to $14,430 during the three months ended June 30, 2014, compared to consolidated domestic sales of $12,579 during the three months ended June 30, 2013. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $3,409, or 20.6%, to $19,992 during the three months ended June 30, 2014, compared to consolidated international sales of $16,583 during the three months ended June 30, 2013. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment. We also experienced an increase in sales of $193 due to the strengthening of foreign currencies against the U.S. dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,465, or 18.6%, to $22,078 during the three months ended June 30, 2014, compared to consolidated cost of goods sold of $18,613 during the three months ended June 30, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $1,795, or 17.0%, to $12,344 during the three months ended June 30, 2014, compared to consolidated gross profit of $10,549 during the three months ended June 30, 2013. Consolidated gross margin was 35.9% during the three months ended June 30, 2014, compared to a consolidated gross margin of 36.2% during the three months ended June 30, 2013. Consolidated gross margin during the three months ended June 30, 2014, decreased compared to the prior year due to an unfavorable mix in product and channel distribution.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $1,927, or 12.0%, to $17,984 during the three months ended June 30, 2014, compared to consolidated selling, general and administrative expenses of $16,057 during the three months ended June 30, 2013. The increase in selling, general and administrative expenses was attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel, the transition of certain distributors into our in-house operations for POC, and the launch of POC’s road cycling collection.

Restructuring Charges

Consolidated restructuring expense increased to $410 during the three months ended June 30, 2014, compared to consolidated restructuring expense of $0 during the three months ended June 30, 2013. The restructuring expenses incurred during the three months ended June 30, 2014, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its realignment of resources within the organization.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the three months ended June 30, 2014, compared to consolidated merger and integration expense of $83 during the three months ended June 30, 2013, which consisted of expenses related to the integration of POC Sweden AB and its subsidiaries (collectively, “POC Group”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

Interest Expense, net

Consolidated interest expense, net, decreased $11, or 1.7%, to $623 during the three months ended June 30, 2014, compared to consolidated interest expense, net, of $634 during the three months ended June 30, 2013. The decrease in interest expense, net, was primarily attributable to lower average outstanding debt amounts during the three months ended June 30, 2014, compared to the same period in 2013.

Other, net

Consolidated other, net, increased $3, or 0.9%, to $319 during the three months ended June 30, 2014, compared to consolidated other, net of $316 during the three months ended June 30, 2013. The increase in other, net, was primarily attributable to the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable partially off-set by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit increased $183, or 10.6%, to a benefit of $1,911 during the three months ended June 30, 2014, compared to a consolidated income tax benefit of $1,728 during the same period in 2013. The increase in tax benefit is due to the increase in the effective tax rate and loss before income tax recorded during the three months ended June 30, 2014, compared to the same period in 2013. The Company has recognized a benefit as it is more likely than not that this benefit will be realized during the year ended December 31, 2014.

Our effective income tax rate was 30.1% for the three months ended June 30, 2014, compared to 29.2% for the same period in 2013. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2014.

Discontinued Operations

Discontinued operations decreased $2,453, or 128.2%, to a loss of $540 during the three months ended June 30, 2014, compared to discontinued operations income of $1,913 during the three months ended June 30, 2013. The decrease in discontinued operations was primarily attributable to the recording of transaction costs of $960 related to the sale of GMP, a decrease in GMP’s sales and gross profit of $544 due to the weakening of foreign currencies against the U.S. dollar, and an increase in interest expense of $132 due to higher average outstanding debt amounts related to the revolving credit facility and term note with Zions First National Bank during the three months ended June 30, 2014, compared to the same period in 2013. The remaining decrease in discontinued operations of $817 is due to the net decrease in the direct results of the GMP business.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated Six Months Ended June 30, 2014 Compared to Consolidated Six Months Ended June 30, 2013

The following presents a discussion of consolidated operations for the six months ended June 30, 2014, compared with the consolidated six months ended June 30, 2013.

	Six Months Ended
	June 30, 2014	June 30, 2013

Sales
Domestic sales	$31,559	$28,418
International sales	47,295	41,361
Total sales	78,854	69,779

Cost of goods sold	49,868	44,444
Gross profit	28,986	25,335

Operating expenses
Selling, general and administrative	38,797	35,085
Restructuring charge	410	175
Merger and integration	-	226
Transaction costs	-	54

Total operating expenses	39,207	35,540

Operating loss	(10,221)	(10,205)

Other (expense) income
Interest expense, net	(1,249)	(1,265)
Other, net	192	(55)

Total other expense, net	(1,057)	(1,320)

Loss before income tax	(11,278)	(11,525)
Income tax benefit	(3,433)	(3,493)
Loss from continuing operations	(7,845)	(8,032)

Discontinued operations, net of tax	1,535	2,732

Net loss	$(6,310)	$(5,300)

Sales

Consolidated sales increased $9,075, or 13.0%, to $78,854 during the six months ended June 30, 2014 compared to consolidated sales of $69,779 during the six months ended June 30, 2013. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. We also experienced an increase in sales of $407 due to the strengthening of foreign currencies against the U.S. dollar during the six months ended June 30, 2014.

Consolidated domestic sales increased $3,141, or 11.1%, to $31,559 during the six months ended June 30, 2014 compared to consolidated domestic sales of $28,418 during the six months ended June 30, 2013. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $5,934, or 14.3%, to $47,295 during the six months ended June 30, 2014 compared to consolidated international sales of $41,361 during the six months ended June 30, 2013. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment. We also experienced an increase in sales of $407 due to the strengthening of foreign currencies against the U.S. dollar during the six months ended June 30, 2014.

Cost of Goods Sold

Consolidated cost of goods sold increased $5,424, or 12.2%, to $49,868 during the six months ended June 30, 2014 compared to consolidated cost of goods sold of $44,444 during the six months ended June 30, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $3,651 or 14.4%, to $28,986 during the six months ended June 30, 2014 compared to consolidated gross profit of $25,335 during the six months ended June 30, 2013. Consolidated gross margin was 36.8% during the six months ended June 30, 2014 compared to a consolidated gross margin of 36.3% during the six months ended June 30, 2013. Consolidated gross margin during the six months ended June 30, 2014 increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $3,712, or 10.6%, to $38,797 during the six months ended June 30, 2014 compared to consolidated selling, general, and administrative expenses of $35,085 during the six months ended June 30, 2013. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel, the transition of certain distributors into our in-house operations for POC, and the launch of POC’s road cycling collection.

Restructuring Charges

Consolidated restructuring expense increased $235, or 134.3%, to $410 during the six months ended June 30, 2014 compared to consolidated restructuring expense of $175 during the six months ended June 30, 2013. The restructuring expenses incurred during the six months ended June 30, 2014, relate to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its realignment of resources within the organization. The restructuring expenses incurred during the six months ended June 30, 2013, related to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the six months ended June 30, 2014 compared to consolidated merger and integration expense of $226 during the six months ended June 30, 2013, which consisted of expenses related to the integration of POC Group and PIEPS.

Transaction Costs

Consolidated transaction expense decreased to $0 during the six months ended June 30, 2014 compared to consolidated transaction expense of $54 during the six months ended June 30, 2013. The transaction expense incurred during the six months ended June 30, 2013, related to professional accounting fees related to the Company’s acquisitions of POC Group and PIEPS.

Interest Expense, net

Consolidated interest expense, net, decreased $16, or 1.3%, to $1,249 during the six months ended June 30, 2014 compared to consolidated interest expense, net, of $1,265 during the six months ended June 30, 2013. The decrease in interest expense, net, was primarily attributable to lower average outstanding debt amounts during the six months ended June 30, 2014, compared to the same period in 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, increased to income of $192 during the six months ended June 30, 2014 compared to a consolidated other, net expense of $55 during the six months ended June 30, 2013. The increase in other, net, was primarily attributable to the remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable partially off-set by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit decreased $60, or 1.7%, to a benefit of $3,433 during the six months ended June 30, 2014 compared to consolidated income tax benefit of $3,493 during the same period in 2013. The decrease in tax benefit is due to the decrease in loss before income tax recorded during the six months ended June 30, 2014, compared to the same period in 2013. The Company has recognized a benefit as it is more likely than not that this benefit will be realized during the year ended December 31, 2014.

Our effective income tax rate was 30.4% for the six months ended June 30, 2014 compared to 30.3% for the same period in 2013. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the six months ended June 30, 2014.

Discontinued Operations

Discontinued operations decreased $1,197, or 43.8%, to income of $1,535 during the six months ended June 30, 2014, compared to discontinued operations income of $2,732 during the six months ended June 30, 2013. The decrease in discontinued operations was primarily attributable to the recording of transaction costs of $1,315 related to the sale of GMP, a decrease in GMP’s sales and gross profit of $1,362 due to the weakening of foreign currencies against the U.S. dollar, and an increase in interest expense of $206 due to higher average outstanding debt amounts related to the revolving credit facility and term note with Zions First National Bank during the six months ended June 30, 2014, compared to the same period in 2013. These decreases were partially offset by a net increase of $1,686 in the direct results of the GMP business.

Liquidity and Capital Resources

Consolidated Six months ended June 30, 2014 Compared to Consolidated Six months ended June 30, 2013

The following presents a discussion of cash flows for the consolidated six months ended June 30, 2014, compared with the consolidated six months ended June 30, 2013. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facilities, and the net proceeds from the sale of Gregory. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and our existing revolving credit facilities. At June 30, 2014, we had total cash of $4,605, compared with a cash balance of $4,478 at December 31, 2013, which was substantially all controlled by the Company’s U.S. entities. At June 30, 2014, the Company had $768 of the $4,605 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Six Months Ended
	June 30, 2014	June 30, 2013

Net cash (used in) provided by operating activities	$(7,669)	$3,629
Net cash used in investing activities	(1,378)	(3,276)
Net cash provided by (used in) financing activities	9,360	(3,466)
Effect of foreign exchange rates on cash	(186)	56
Change in cash	127	(3,057)
Cash, beginning of period	4,478	5,111
Cash, end of period	$4,605	$2,054

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $7,669 during the six months ended June 30, 2014, compared to consolidated net cash provided by operating activities of $3,629 during the six months ended June 30, 2013. The decrease in net cash provided by operating activities during 2014 is primarily due to an increase in net operating assets or non-cash working capital of $8,683 during the six months ended June 30, 2014, compared to the same period in 2013. The increase in the Company’s non-cash working capital was primarily driven by an increase in its inventory levels in preparation of its fall 2014 selling season. The decrease in net cash provided by operating activities during 2014 was also due to decreased profitability.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, was free cash flows used of $9,051 during the six months ended June 30, 2014 compared to free cash flows provided of $1,085 during the same period in 2013. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2014	June 30, 2013

Net cash (used in) provided by operating activities	$(7,669)	$3,629
Purchase of property and equipment	(1,382)	(2,544)
Free cash flow	$(9,051)	$1,085

Net Cash From Investing Activities

Consolidated net cash used in investing activities decreased by $1,898 to $1,378 during the six months ended June 30, 2014, compared to $3,276 during the six months ended June 30, 2013. Investing activities during the six months ended June 30, 2013 included the Company’s acquisition of Gregory’s Japanese distribution assets from Kabushiki Kaisha A&F, the prior distributor of Gregory’s products in Japan, for $750. The absence of this activity, as well as a decrease in capital expenditures generated a decrease in net cash used in investing activities compared to the six months ended June 30, 2013.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities increased by $12,826 to $9,360 during the six months ended June 30, 2014, compared to consolidated cash used in financing activities of $3,466 during the six months ended June 30, 2013. The increase is primarily a result of net borrowing on the revolving line of credit of $9,200 during the six months ended June 30, 2014, compared to net payment on the revolving line of credit of $13,979 and the absence of $10,053 in proceeds on the issuance of long-term debt during the same period in 2013.

Net Operating Loss

As of December 31, 2013, the Company had net operating loss, research and experimentation credit, and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $215,562 ($5,154 relates to stock compensation deductions for tax in excess of financial reporting expense, which will not be recorded until they result in cash tax savings), $2,270 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S., as Subpart F income and will be offset with the NOL. $210,408 of net operating losses available to offset taxable income does not expire until 2020 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Under the Loan Agreement as amended, the Company has an existing $30,000 Revolving Line of Credit for funding general corporate needs. In addition to the Revolving Line of Credit, the Company obtained a Term Facility from the Lender. Under the Amended and Restated Term Loan Promissory Note, the Lender has made available $10,000 for funding permanent working capital. The Term Facility is due and payable in monthly payments of principal and interest with all principal and interest due March 8, 2023. Interest on all facilities is based on the one-month LIBOR rate plus an applicable margin as determined by the ratio of Total Senior Debt (as calculated in the Loan Agreement) to Trailing Twelve Month EBITDA (as calculated in the Loan Agreement).

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principal terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at any time; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2014, $182 and $363 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2014, $4 and $9 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $3 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2014, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: August 11, 2014	By:	/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

