Form 10-Q
period 2014-09-30
Black Diamond, Inc.
filed 2014-11-04
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2014

or

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

As of October 30, 2014, there were 32,689,171 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets
Cash	$42,793	$4,478
Accounts receivable, less allowance for doubtful accounts of $584 and $641, respectively	44,113	40,316
Inventories	67,914	54,054
Prepaid and other current assets	4,978	4,797
Income tax receivable	-	49
Deferred income taxes	2,534	2,687
Total current assets	162,332	106,381

Property and equipment, net	13,810	17,401
Definite lived intangible assets, net	26,730	35,530
Indefinite lived intangible assets	36,703	51,679
Goodwill	43,112	57,703
Deferred income taxes	45,207	50,666
Other long-term assets	2,436	2,063
Total assets	$330,330	$321,423

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$26,286	$27,349
Income tax payable	12,417	-
Current portion of long-term debt	7,340	1,910
Total current liabilities	46,043	29,259

Long-term debt	18,221	36,131
Deferred income taxes	4,377	6,786
Other long-term liabilities	1,565	1,997
Total liabilities	70,206	74,173

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,762 and 32,526 issued and 32,666 and 32,451 outstanding	3	3
Additional paid in capital	482,281	477,890
Accumulated deficit	(223,111)	(237,204)
Treasury stock, at cost	(186)	(2)
Accumulated other comprehensive income	1,137	6,563
Total stockholders' equity	260,124	247,250
Total liabilities and stockholders' equity	$330,330	$321,423

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2014	September 30, 2013

Sales
Domestic sales	$21,233	$17,803
International sales	33,628	26,378
Total sales	54,861	44,181

Cost of goods sold	32,140	28,722
Gross profit	22,721	15,459

Operating expenses
Selling, general and administrative	20,393	19,263
Restructuring charge	2,180	-
Merger and integration	-	190

Total operating expenses	22,573	19,453

Operating income (loss)	148	(3,994)

Other (expense) income
Interest expense, net	(704)	(637)
Other, net	(616)	288

Total other expense, net	(1,320)	(349)

Loss before income tax	(1,172)	(4,343)
Income tax benefit	(753)	(697)
Loss from continuing operations	(419)	(3,646)

Discontinued operations, net of tax	20,822	2,340

Net income (loss)	20,403	(1,306)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(5,026)	3,097
Unrealized income (loss) on hedging activities	1,651	(1,140)
Other comprehensive (loss) income	(3,375)	1,957
Comprehensive income	$17,028	$651

Loss from continuing operations per share:
Basic	$(0.01)	$(0.11)
Diluted	(0.01)	(0.11)

Net income (loss) per share:
Basic	$0.63	$(0.04)
Diluted	0.63	(0.04)

Weighted average shares outstanding:
Basic	32,585	32,023
Diluted	32,585	32,023

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Sales
Domestic sales	$52,792	$46,221
International sales	80,923	67,739
Total sales	133,715	113,960

Cost of goods sold	82,008	73,166
Gross profit	51,707	40,794

Operating expenses
Selling, general and administrative	59,190	54,348
Restructuring charge	2,590	175
Merger and integration	-	416
Transaction costs	-	54

Total operating expenses	61,780	54,993

Operating loss	(10,073)	(14,199)

Other (expense) income
Interest expense, net	(1,953)	(1,902)
Other, net	(424)	233

Total other expense, net	(2,377)	(1,669)

Loss before income tax	(12,450)	(15,868)
Income tax benefit	(4,186)	(4,190)
Loss from continuing operations	(8,264)	(11,678)

Discontinued operations, net of tax	22,357	5,072

Net income (loss)	14,093	(6,606)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(7,209)	1,106
Unrealized income (loss) on hedging activities	1,783	(450)
Other comprehensive (loss) income	(5,426)	656
Comprehensive income (loss)	$8,667	$(5,950)

Loss from continuing operations per share:
Basic	$(0.25)	$(0.37)
Diluted	(0.25)	(0.37)

Net income (loss) per share:
Basic	$0.43	$(0.21)
Diluted	0.43	(0.21)

Weighted average shares outstanding:
Basic	32,525	31,875
Diluted	32,525	31,875

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash Flows From Operating Activities:
Net income (loss)	$14,093	$(6,606)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	3,357	3,619
Amortization of intangible assets	2,495	2,684
Impairment of long-lived assets	2,028	-
Gain on sale of Gregory Mountain Products	(39,491)	-
Accretion of notes payable	985	855
Loss on disposition of assets	18	59
Stock-based compensation	1,387	2,361
Deferred income taxes and income tax payable	15,161	(2,650)
Changes in operating assets and liabilities:
Accounts receivable	(12,312)	(12,491)
Inventories	(24,962)	4,142
Prepaid and other current assets	1,846	1,592
Accounts payable and accrued liabilities	2,988	4,537
Other	1,407	-
Net cash used in operating activities	(31,000)	(1,898)

Cash Flows From Investing Activities:
Proceeds from the sale of Gregory Mountain Products	81,140	-
Purchase of intangible assets	-	(750)
Proceeds from disposition of property and equipment	4	21
Purchase of property and equipment	(2,399)	(3,135)
Net cash provided by (used in) investing activities	78,745	(3,864)

Cash Flows From Financing Activities:
Net repayments of revolving credit facilities	(3,125)	(4,926)
Repayments of long-term debt	(9,438)	(695)
Proceeds from issuance of long-term debt	-	10,142
Purchase of treasury stock	(184)	-
Proceeds from exercise of stock options	1,303	953
Excess tax benefits from share-based payment arrangements	1,701
Net cash (used in) provided by financing activities	(9,743)	5,474

Effect of foreign exchange rates on cash	313	(429)

Change in cash	38,315	(717)
Cash, beginning of period	4,478	5,111
Cash, end of period	$42,793	$4,394

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$450	$(242)
Cash paid for interest	$1,700	$1,658

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$120	$393

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us” or “our”) as of and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be obtained for the year ending December 31, 2014. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “Commission”).

On July 23, 2014, the Company and Gregory Mountain Products, LLC (“Gregory” or “GMP”), its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During 2014

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

Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements and related disclosures.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on the Company’s consolidated statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact the Company’s consolidated statements and related disclosures.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 2. DISCONTINUED OPERATIONS

As discussed above, during our third fiscal quarter ended September 30, 2014, the Company and Gregory, its wholly-owned subsidiary, completed the GMP Sale pursuant to the terms of the Purchase Agreement. The Company received $84,135 in cash for the GMP Sale and paid $2,995 in transaction fees for net proceeds of $81,140. The Company recognized a pre-tax gain on such sale of $39,491 and tax expense of $19,933. Summarized results of discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales	$2,075	8,595	20,684	28,671

Income from operations of GMP	1,696	2,223	4,138	7,480
Gain on sale of GMP	39,491	-	39,491	-
Income tax (expense) benefit	(20,365)	117	(21,272)	(2,408)
Income from discontinued operations, net of tax	$20,822	$2,340	$22,357	$5,072

In connection with the GMP Sale, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank is allocated to discontinued operations in our condensed consolidated financial statements. Total interest expense allocated to discontinued operations for the three months ended September 30, 2014 and 2013 was $35 and $302, respectively, and for the nine months ended September 30, 2014 and 2013 was $636 and $697, respectively.

NOTE 3. INVENTORIES

Inventories, as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013

Finished goods	$55,678	$45,734
Work-in-process	1,182	891
Raw materials and supplies	11,054	7,429
	$67,914	$54,054

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013

Land	$2,850	$2,850
Building and improvements	4,056	4,999
Furniture and fixtures	4,748	4,680
Computer hardware and software	5,422	6,773
Machinery and equipment	11,705	13,868
Construction in progress	262	1,218
	29,043	34,388
Less accumulated depreciation	(15,233)	(16,987)
	$13,810	$17,401

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the nine months ended September 30, 2014, from $57,703 to $43,112, due to the GMP Sale and the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2013	$57,703

Decrease due to the GMP Sale	(12,620)
Impact of foreign currency exchange rates	(1,971)

Balance at September 30, 2014	$43,112

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), POC Sweden AB and its subsidiaries (collectively, “POC”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the nine months ended September 30, 2014, due to the GMP Sale and the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2013	$51,679

Decrease due to the GMP Sale	(13,050)
Impact of foreign currency exchange rates	(1,926)

Balance at September 30, 2014	$36,703

Definite Lived Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross definite lived intangible assets during the nine months ended September 30, 2014 due to the GMP Sale and the impact of foreign currency exchange rates. The following table summarizes the changes in gross definite lived intangible assets:

Gross balance at December 31, 2013	$43,552

Decrease due to the GMP Sale	(6,233)
Impact of foreign currency exchange rates	(2,471)

Gross balance at September 30, 2014	$34,848

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Intangible assets, net of amortization as of September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013

Customer lists and relationships	$23,881	$30,809
Product technologies	8,014	8,992
Trade name	2,006	2,246
Core technologies	947	1,505
	34,848	43,552
Less accumulated amortization	(8,118)	(8,022)
	$26,730	$35,530

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of September 30, 2014 and December 31, 2013, was as follows:

	September 30, 2014	December 31, 2013

Revolving credit facilities (a)	$-	$10,320
Foreign credit facilities (b)	7,308	997
5% Senior Subordinated Notes due 2017 (refer to Note 16)	18,139	17,154
Capital leases	-	47
Term notes (c)	114	9,523
	25,561	38,041
Less current portion	(7,340)	(1,910)
	$18,221	$36,131

(a)	As of September 30, 2014, the Company had drawn $0 on a $30,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of March 8, 2016. On July 23, 2014, upon the closing of the Gregory transaction, the Company paid off amounts outstanding under the revolving credit facility with the Lender in full. At September 30, 2014, the Company was in compliance with all associated covenants.

On October 31, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) with the Lender, which matures on April 1, 2017. Under the Second Amended and Restated Loan Agreement, the Company has a $30,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a second amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”) which is inclusive of a $10,000 accordion option (the “Accordion”) available to the Company to increase the Revolving Line of Credit on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Also certain additional changes were made to the original amended and restated loan agreement and the covenants contained therein.

(b)	The Company’s foreign subsidiaries have a revolving credit facility with a financial institution which matures on January 31, 2015. The Company had $0 and $340 in letters of credit as of September 30, 2014 and December 31, 2013, respectively.

(c)	On July 23, 2014, upon the closing of the GMP Sale, the Company paid off amounts outstanding under the existing Term Facility with the Lender, which was $8,954 as of June 30, 2014. On October 31, 2014, pursuant to the Second Amended and Restated Loan Agreement, the Company terminated its outstanding term loan facility. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% and monthly installments ranging from $0 to $3. The notes mature between January 2016 and March 2017, and are secured by certain equipment.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $1,565 and $1,997 as of September 30, 2014 and December 31, 2013, respectively, with $1,517 and $1,621 of the balance as of September 30, 2014 and December 31, 2013, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,517 and $1,621 as other long-term assets for the underfunded amount as of September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At September 30, 2014 there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $2,258 on all contracts at September 30, 2014. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of September 30, 2014 and December 31, 2013:

	September 30, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Japanese Yen	300,109	February-15
Foreign exchange contracts - Canadian Dollars	15,938	February-16
Foreign exchange contracts - British Pounds	3,618	February-16
Foreign exchange contracts - Euros	32,031	February-16
Foreign exchange contracts - Swiss Francs	40,183	February-16

	December 31, 2013
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,062	February-14
Foreign exchange contracts - Norwegian Kroner	9,253	August-14
Foreign exchange contracts - British Pounds	2,626	February-15
Foreign exchange contracts - Euros	26,806	February-15
Foreign exchange contracts - Swiss Francs	30,698	February-15
Foreign exchange contracts - Japanese Yen	792,696	February-15

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains (losses) of $284 and $337 were reclassified to sales during the three months ended September 30, 2014 and 2013, respectively, and $(337) and $832 were reclassified to sales during the nine months ended September 30, 2014 and 2013, respectively.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

As of December 31, 2013, the Company reported an accumulated derivative instrument loss of $611. During the nine months ended September 30, 2014, the Company reported an adjustment to accumulated other comprehensive income of $1,783, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument gain of $1,172 reported as of September 30, 2014.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2014 and December 31, 2013:

	Classification	September 30, 2014	December 31, 2013

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$1,849	$682
Forward exchange contracts	Other long-term assets	$697	$76

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$240	$1,492
Forward exchange contracts	Other long-term liabilities	$48	$230

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2013	$7,174	$(611)	$6,563
Other comprehensive (loss) income before reclassifications	(7,209)	1,567	(5,642)
Amounts reclassified from other comprehensive (loss) income	-	216	216
Net current period other comprehensive (loss) income	(7,209)	1,783	(5,426)
Balance as of September 30, 2014	$(35)	$1,172	$1,137

The effects on net income of amounts reclassified from unrealized losses on cash flow hedges for foreign exchange contracts for the three and six months ended September 30, 2014, were as follows:

	Gains (Losses) reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Income (Loss)
Affected line item in the Condensed Consolidated Statement of Comprehensive Income (Loss)	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Sales	$284	$(337)
Income tax expense (benefit)	102	(121)
Amount reclassified net of tax	$182	$(216)

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$2,546	$-	$2,546
	$-	$2,546	$-	$2,546

Liabilities
Forward exchange contracts	$-	$288	$-	$288
	$-	$288	$-	$288

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$758	$-	$758
	$-	$758	$-	$758

Liabilities
Forward exchange contracts	$-	$1,722	$-	$1,722
	$-	$1,722	$-	$1,722

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to price the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  The Company concluded based on its restructuring plan, that long-lived assets, which consisted primarily of property, plant and equipment, in certain asset groups required an impairment analysis. We determined that the carrying value of these long-lived asset groups as of September 30, 2014, were above their fair values of $809. The Company utilized quoted values of similar assets and other estimated unobservable inputs to determine fair value of the property, plant and equipment. As a result, we recognized impairment charges of $2,028 as of September 30, 2014, which related to property, plant and equipment.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 11. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing earnings by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of dilutive outstanding stock options and unvested restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their effect is anti-dilutive to loss from continuing operations.

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Weighted average shares outstanding - basic	32,585	32,023	32,525	31,875
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	32,585	32,023	32,525	31,875

Loss from continuing operations per share:
Basic	$(0.01)	$(0.11)	$(0.25)	$(0.37)
Diluted	(0.01)	(0.11)	(0.25)	(0.37)

Income from discontinued operations per share:
Basic	$0.64	$0.07	$0.69	$0.16
Diluted	0.64	0.07	0.69	0.16

Net income (loss) per share:
Basic	$0.63	$(0.04)	$0.43	$(0.21)
Diluted	0.63	(0.04)	0.43	(0.21)

For the three and nine months ended September 30, 2014, basic loss from continuing operations per share, income from discontinued operations per share, and net income per share were the same as diluted loss from continuing operations per share, income from discontinued operations per share, and net income per share, respectively, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the three and nine months ended September 30, 2014, options to purchase 1,486 and 2,138 shares of common stock, respectively, and 45 and 25 shares of restricted stock, respectively, were outstanding and anti-dilutive due to the loss from continuing operations for the three and nine months ended September 30, 2014. Additionally, options to purchase 1,659 and 897 shares of common stock and 12 and 4 shares of restricted stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and nine months ended September 30, 2014, respectively, and 503 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the three and nine months ended September 30, 2013, basic loss from continuing operations per share, income from discontinued operations per share, and net loss per share were the same as diluted loss from continuing operations per share, income from discontinued operations per share, and net loss per share, respectively, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the three and nine months ended September 30, 2013, options to purchase 2,294 and 1,845 shares of common stock, respectively, and 18 and 6 shares of restricted stock, respectively, were outstanding and anti-dilutive due to the loss from continuing operations for the period. Additionally, options to purchase 449 and 834 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the three and nine months ended September 30, 2013, respectively, and 572 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

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

During the nine months ended September 30, 2014, the Company issued 501 stock options under the 2005 Plan to employees of the Company. Of the 501 options issued, 30 will vest in four equal consecutive quarterly tranches from the date of grant. 300 will vest in four equal consecutive annual tranches starting December 31, 2015. The remaining 171 options will vest in three installments as follows: 68 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2014

Number of options	501
Option vesting period	1-5 Years
Grant price	$8.87 - $14.02
Dividend yield	0.00%
Expected volatility (a)	45.7% - 55.1%
Risk-free interest rate	1.63% - 2.31%
Expected life (years) (b)	5.31 - 6.95
Weighted average fair value	$4.63 - $7.82

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of all stock options granted during the nine months ended September 30, 2014 was $2,610, which will be recognized over the vesting period of the options.

On August 11, 2014, the Company issued and granted to an employee a restricted stock award of 300 restricted shares under the 2005 Plan, of which (i) 50 restricted shares vested and become nonforteitable on August 25, 2014; (ii) 205 restricted shares will vest and become nonforteitable as follows: (A) 45 restricted shares will vest if, on or before June 30, 2017, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for five consecutive trading days; (B) 80 restricted shares will vest if, on or before December 31, 2019, the Fair Market Value of the Company’s common stock shall have equaled or exceeded $20.00 per share for five consecutive trading days; (C) 80 restricted shares will vest if, on or before December 31, 2019, the Fair Market Value of the Company’s common stock shall have equaled or exceeded $22.00 per share for five consecutive trading days; and (iii) 15 restricted shares will vest and become nonforfeitable on each of December 31, 2015, December 31, 2016 and December 31, 2017. All vested restricted shares will be subject to a lock-up provision restricting sales, dispositions, pledges and transfers of such shares through December 31, 2016. For computing the fair value of the 205 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. The restricted stock awards of 95 that vest over time were valued at $7.74 per share, which includes a discount for the lock-up provision.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Market Condition Restricted Shares Granted on August 11, 2014

Number issued	45	80	80
Vesting period	$15.00 stock price target	$20.00 stock price target	$22.00 stock price target
Grant price	$8.87	$8.87	$8.87
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	38.2%	38.2%	38.2%
Risk-free interest rate	0.93%	1.62%	1.62%
Expected term (years)	1.32	2.64	2.89
Weighted average fair value	$4.63	$4.72	$4.22

Using these assumptions, the fair value of the market condition restricted stock awards granted on August 11, 2014 was approximately $923, which will be amortized over the expected life of the awards.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2014 and 2013 was $850 and $1,719, respectively, and for the nine months ended September 30, 2014 and 2013 was $1,387 and $2,361, respectively. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of September 30, 2014, there were 1,282 unvested stock options and unrecognized compensation cost of $3,756 related to unvested stock options, as well as 560 unvested restricted stock awards and unrecognized compensation cost of $1,265 related to unvested restricted stock awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan during 2014 to realign resources within the organization and anticipates completing the plan in 2015. Based on the Company’s restructuring plan, we determined that long-lived assets in certain asset groups required an impairment analysis.  As of the end of the third quarter of 2014, the carrying values of our Asian manufacturing and Asian distribution operations as well as our sales, marketing, and distribution office in Japan were above their fair values. We incurred $2,180 and $2,590 of restructuring charges for the three and nine months ending September 30, 2014, respectively. During the three months ended September 30, 2014, we incurred restructuring charges of $2,028 related to impairment of long-lived assets, $70 related to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, and $82 other restructuring costs. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the fourth quarter of 2014 and the year 2015.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs.

Balance at December 31, 2013	$-
Charges to expense:
Employee termination benefits	480
Asset impairment	2,028
Other costs	82
Total restructuring charges	2,590
Cash payments and non-cash charges:
Cash payments	(445)
Asset impairment	(2,028)
Balance at September 30, 2014	$117

As of September 30, 2014, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2014 and throughout 2015. During the three and nine months ended September 30, 2013, the Company incurred $0 and $175, respectively, related to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

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

The Company leases office, warehouse and distribution space under non-cancelable operating leases. As leases expire, it can be expected that, in the normal course of business, certain leases will be renewed or replaced. Certain lease agreements include escalating rents over the lease terms. The Company expenses rent on a straight-line basis over the lease term which commences on the date the Company has the right to control the property. The cumulative expense recognized on a straight-line basis in excess of the cumulative payments is included in accounts payable and accrued liabilities and other long-term liabilities in the accompanying condensed consolidated balance sheets.

Total rent expense of the Company for the three months ended September 30, 2014 and 2013 was $579 and $582, respectively, and for the nine months ended September 30, 2014 and 2013 was $1,770 and $1,718, respectively.

NOTE 15. INCOME TAXES

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOLs available to offset taxable income expire beginning in 2020, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) as indicated by the following schedule:

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2014, $181 and $544 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2014, $5 and $14 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

NOTE 17. SUBSEQUENT EVENT

Amendment of Revolving Credit Facility

On October 31, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) with Zions First National Bank (the “Lender”), which matures on April 1, 2017. Under the Second Amended and Restated Loan Agreement, the Company has a $30,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a second amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”) which is inclusive of a $10,000 accordion option (the “Accordion”) available to the Company to increase the Revolving Line of Credit on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Also pursuant to the Second Amended and Restated Loan Agreement, the Company terminated its outstanding term loan facility which previously allowed the Company to borrow up to $10,000 and certain additional changes were made to the original amended and restated loan agreement and the covenants contained therein.

All debt associated with the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00 or if the Company has cash or marketable securities equal to or greater than $30,000. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 1.00.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Quarterly Report on Form 10-Q we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its growth strategy, including its ability to organically grow each of its historical product lines, its new apparel line and its recently acquired businesses; the Company's ability to successfully integrate and grow acquisitions; the Company's exposure to product liability of product warranty claims and other loss contingencies; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks, patents and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs) rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced design helmets, body armor, and goggles for skiing, mountain and road cycling, as well as eyewear, skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes.

On July 23, 2014, the Company and Gregory Mountain Products, LLC (“Gregory” or “GMP”), its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the unaudited condensed consolidated financial statements.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended September 30, 2014 Compared to Consolidated Three Months Ended September 30, 2013

The following presents a discussion of consolidated operations for the three months ended September 30, 2014, compared with the consolidated three months ended September 30, 2013.

	Three Months Ended
	September 30, 2014	September 30, 2013

Sales
Domestic sales	$21,233	$17,803
International sales	33,628	26,378
Total sales	54,861	44,181

Cost of goods sold	32,140	28,722
Gross profit	22,721	15,459

Operating expenses
Selling, general and administrative	20,393	19,263
Restructuring charge	2,180	-
Merger and integration	-	190

Total operating expenses	22,573	19,453

Operating income (loss)	148	(3,994)

Other (expense) income
Interest expense, net	(704)	(637)
Other, net	(616)	288

Total other expense, net	(1,320)	(349)

Loss before income tax	(1,172)	(4,343)
Income tax benefit	(753)	(697)
Loss from continuing operations	(419)	(3,646)

Discontinued operations, net of tax	20,822	2,340

Net income (loss)	$20,403	$(1,306)

Sales

Consolidated sales increased $10,680, or 24.2%, to $54,861 during the three months ended September 30, 2014, compared to consolidated sales of $44,181 during the three months ended September 30, 2013. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. We also experienced a decrease in sales of $111 due to the weakening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $3,430, or 19.3%, to $21,233 during the three months ended September 30, 2014, compared to consolidated domestic sales of $17,803 during the three months ended September 30, 2013. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $7,250, or 27.5%, to $33,628 during the three months ended September 30, 2014, compared to consolidated international sales of $26,378 during the three months ended September 30, 2013. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. We also experienced a decrease in sales of $111 due to the weakening of foreign currencies against the U.S. dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,418, or 11.9%, to $32,140 during the three months ended September 30, 2014, compared to consolidated cost of goods sold of $28,722 during the three months ended September 30, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales. The consolidated cost of goods sold for the three months ended September 30, 2013, included the impact of the voluntary recall by PIEPS Holding GmbH (“PIEPS”), the Company’s subsidiary, of all of its PIEPS VECTOR avalanche transceivers resulting in a charge of $1,541 in cost of goods sold during such period.

Gross Profit

Consolidated gross profit increased $7,262, or 47.0%, to $22,721 during the three months ended September 30, 2014, compared to consolidated gross profit of $15,459 during the three months ended September 30, 2013. Consolidated gross margin was 41.4% during the three months ended September 30, 2014, compared to a consolidated gross margin of 35.0% during the three months ended September 30, 2013, which included the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. Consolidated gross margin during the three months ended September 30, 2014, increased compared to the prior year due to a favorable mix in product and channel distribution as well as a lower level of close-out and promotional activity.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $1,130, or 5.9%, to $20,393 during the three months ended September 30, 2014, compared to consolidated selling, general, and administrative expenses of $19,263 during the three months ended September 30, 2013. The increase in selling, general and administrative expenses was attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel, the transition of certain distributors into our in-house operations for POC, and the launch of POC’s road cycling collection. The stock based compensation expense was higher during the three months ended September 30, 2013, by $869 compared to the three months ended September 30, 2014, as a result of the Company issuing more fully vested stock option awards in the prior year.

Restructuring Charges

Consolidated restructuring expense increased to $2,180 during the three months ended September 30, 2014, compared to consolidated restructuring expense of $0 during the three months ended September 30, 2013. $2,028 of the restructuring expenses incurred during the three months ended September 30, 2014, relate to impairment of assets and $70 related to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the three months ended September 30, 2014, compared to consolidated merger and integration expense of $190 during the three months ended September 30, 2013, which consisted of expenses related to the integration of POC Sweden AB and its subsidiaries (collectively, “POC Group”) and PIEPS.

Interest Expense, net

Consolidated interest expense, net, increased $67, or 10.5%, to $704 during the three months ended September 30, 2014, compared to consolidated interest expense, net, of $637 during the three months ended September 30, 2013. The increase in interest expense, net, was primarily attributable to higher average outstanding foreign credit debt amounts during the three months ended September 30, 2014, compared to the same period in 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, decreased to expense of $616 during the three months ended September 30, 2014 compared to a consolidated other, net income of $288 during the three months ended September 30, 2013. The decrease in other, net, was primarily attributable to remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $56, or 8.0%, to a benefit of $753 during the three months ended September 30, 2014, compared to a consolidated income tax benefit of $697 during the same period in 2013. The increase in tax benefit is due to the increase in the effective tax rate and decrease in loss before income tax recorded during the three months ended September 30, 2014, compared to the same period in 2013. The Company has recognized a benefit as it is more likely than not that this benefit will be realized during the year ended December 31, 2014.

Our effective income tax rate was 64.2% for the three months ended September 30, 2014, compared to 16.0% for the same period in 2013. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended September 30, 2014.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations increased $18,482 to $20,822 during the three months ended September 30, 2014, compared to discontinued operations of $2,340 during the three months ended September 30, 2013. The increase was due primarily to recording the gain on sale net of tax of $19,558 in discontinued operations in our September 30, 2014 condensed consolidated financial statements as a result of the GMP Sale.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated Nine Months Ended September 30, 2014 Compared to Consolidated Nine Months Ended September 30, 2013

The following presents a discussion of consolidated operations for the nine months ended September 30, 2014, compared with the consolidated nine months ended September 30, 2013.

	Nine Months Ended
	September 30, 2014	September 30, 2013

Sales
Domestic sales	$52,792	$46,221
International sales	80,923	67,739
Total sales	133,715	113,960

Cost of goods sold	82,008	73,166
Gross profit	51,707	40,794

Operating expenses
Selling, general and administrative	59,190	54,348
Restructuring charge	2,590	175
Merger and integration	-	416
Transaction costs	-	54

Total operating expenses	61,780	54,993

Operating loss	(10,073)	(14,199)

Other (expense) income
Interest expense, net	(1,953)	(1,902)
Other, net	(424)	233

Total other expense, net	(2,377)	(1,669)

Loss before income tax	(12,450)	(15,868)
Income tax benefit	(4,186)	(4,190)
Loss from continuing operations	(8,264)	(11,678)

Discontinued operations, net of tax	22,357	5,072

Net income (loss)	$14,093	$(6,606)

Sales

Consolidated sales increased $19,755, or 17.3%, to $133,715 during the nine months ended September 30, 2014 compared to consolidated sales of $113,960 during the nine months ended September 30, 2013. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. We also experienced an increase in sales of $169 due to the strengthening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2014.

Consolidated domestic sales increased $6,571, or 14.2%, to $52,792 during the nine months ended September 30, 2014 compared to consolidated domestic sales of $46,221 during the nine months ended September 30, 2013. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $13,184, or 19.5%, to $80,923 during the nine months ended September 30, 2014 compared to consolidated international sales of $67,739 during the nine months ended September 30, 2013. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. We also experienced an increase in sales of $169 due to the strengthening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2014.

Cost of Goods Sold

Consolidated cost of goods sold increased $8,842, or 12.1%, to $82,008 during the nine months ended September 30, 2014 compared to consolidated cost of goods sold of $73,166 during the nine months ended September 30, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales. The consolidated cost of goods sold for the nine months ended September 30, 2013, included the impact of the voluntary recall by PIEPS, the Company’s subsidiary, of all of its PIEPS VECTOR avalanche transceivers resulting in a charge of $1,541 in cost of goods sold during such period.

Gross Profit

Consolidated gross profit increased $10,913 or 26.8%, to $51,707 during the nine months ended September 30, 2014 compared to consolidated gross profit of $40,794 during the nine months ended September 30, 2013. Consolidated gross margin was 38.7% during the nine months ended September 30, 2014 compared to a consolidated gross margin of 35.8% during the nine months ended September 30, 2013, which included the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. Consolidated gross margin during the nine months ended September 30, 2014 increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution as well as a lower level of close-out and promotional activity.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $4,842, or 8.9%, to $59,190 during the nine months ended September 30, 2014, compared to consolidated selling, general, and administrative expenses of $54,348 during the nine months ended September 30, 2013. The increase in selling, general and administrative expenses was attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel, the transition of certain distributors into our in-house operations for POC, and the launch of POC’s road cycling collection. The stock based compensation expense was higher during the nine months ended September 30, 2013, by $974 compared to the nine months ended September 30, 2014, as a result of the Company issuing more fully vested stock option awards in the prior year.

Restructuring Charges

Consolidated restructuring expense increased $2,415, or 1,380.0%, to $2,590 during the nine months ended September 30, 2014 compared to consolidated restructuring expense of $175 during the nine months ended September 30, 2013. The restructuring expenses incurred during the nine months ended September 30, 2014, relate to impairment of assets of $2,028 and benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its realignment of resources within the organization. The restructuring expenses incurred during the nine months ended September 30, 2013, related to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the nine months ended September 30, 2014 compared to consolidated merger and integration expense of $416 during the nine months ended September 30, 2013, which consisted of expenses related to the integration of POC Group and PIEPS.

Transaction Costs

Consolidated transaction expense decreased to $0 during the nine months ended September 30, 2014 compared to consolidated transaction expense of $54 during the nine months ended September 30, 2013. The transaction expense incurred during the nine months ended September 30, 2013, related to professional accounting fees related to the Company’s acquisitions of POC Group and PIEPS.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense, net, increased $51, or 2.7%, to $1,953 during the nine months ended September 30, 2014 compared to consolidated interest expense, net, of $1,902 during the nine months ended September 30, 2013. The increase in interest expense, net, was primarily attributable to higher average outstanding foreign credit debt amounts during the nine months ended September 30, 2014, compared to the same period in 2013.

Other, net

Consolidated other, net, decreased to expense of $424 during the nine months ended September 30, 2014 compared to a consolidated other, net income of $233 during the nine months ended September 30, 2013. The decrease in other, net, was primarily attributable to losses on mark-to-market adjustments on non-hedged foreign currency contracts partially off-set by remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax benefit decreased $4, or 0.1%, to a benefit of $4,186 during the nine months ended September 30, 2014 compared to consolidated income tax benefit of $4,190 during the same period in 2013. The decrease in tax benefit is due to the increase in the effective tax rate and the decrease in loss before income tax recorded during the nine months ended September 30, 2014, compared to the same period in 2013. The Company has recognized a benefit as it is more likely than not that this benefit will be realized during the year ended December 31, 2014.

Our effective income tax rate was 33.6% for the nine months ended September 30, 2014 compared to 26.4% for the same period in 2013. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur in various quarters. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the nine months ended September 30, 2014.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations increased $17,285, to $22,357 during the nine months ended September 30, 2014, compared to discontinued operations of $5,072 during the nine months ended September 30, 2013. The increase was due primarily to recording the gain on sale net of tax of $19,558 in discontinued operations in our September 30, 2014 condensed consolidated financial statements as a result of the GMP Sale.

Liquidity and Capital Resources

Consolidated Nine months ended September 30, 2014 Compared to Consolidated Nine months ended September 30, 2013

The following presents a discussion of cash flows for the consolidated nine months ended September 30, 2014, compared with the consolidated nine months ended September 30, 2013. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facilities, and the net proceeds from the GMP Sale. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and our existing revolving credit facilities. At September 30, 2014, we had total cash of $42,793, compared with a cash balance of $4,478 at December 31, 2013, which was substantially all controlled by the Company’s U.S. entities. The increase in cash as of September 30, 2014 was mainly due to the sale of Gregory. At September 30, 2014, the Company had $1,908 of the $42,793 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Net cash used in operating activities	$(31,000)	$(1,898)
Net cash provided by (used in) investing activities	78,745	(3,864)
Net cash (used in) provided by financing activities	(9,743)	5,474
Effect of foreign exchange rates on cash	313	(429)
Change in cash	38,315	(717)
Cash, beginning of period	4,478	5,111
Cash, end of period	$42,793	$4,394

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $31,000 during the nine months ended September 30, 2014, compared to consolidated net cash used in operating activities of $1,898 during the nine months ended September 30, 2013. The increase in net cash used by operating activities during 2014 is primarily due to an increase in net operating assets or non-cash working capital of $30,220 during the nine months ended September 30, 2014, compared to the same period in 2013. The increase in the Company’s non-cash working capital was primarily driven by an increase in its inventory levels in preparation of its fall/winter 2014 selling season.

Free cash flow, defined as net cash used in operating activities less capital expenditures, was free cash flows used of $33,399 during the nine months ended September 30, 2014 compared to free cash flows used of $5,033 during the same period in 2013. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2014	September 30, 2013

Net cash used in operating activities	$(31,000)	$(1,898)
Purchase of property and equipment	(2,399)	(3,135)
Free cash flow	$(33,399)	$(5,033)

Net Cash From Investing Activities

Consolidated net cash provided by investing activities increased by $82,609 to $78,745 during the nine months ended September 30, 2014, compared to consolidated net cash used in investing activities of $3,864 during the nine months ended September 30, 2013. The increase in investing activities in the current year relates to the $81,140 of net proceeds we received for the sale of Gregory. Investing activities during the nine months ended September 30, 2013 included the Company’s acquisition of Gregory’s Japanese distribution assets from Kabushiki Kaisha A&F, the prior distributor of Gregory’s products in Japan, for $750. These activities, as well as a decrease in capital expenditures generated an increase in net cash provided by investing activities compared to the nine months ended September 30, 2013.

Net Cash From Financing Activities

Consolidated net cash used in financing activities increased by $15,217 to $9,743 during the nine months ended September 30, 2014, compared to consolidated cash provided by financing activities of $5,474 during the nine months ended September 30, 2013. The increase in net cash used in investing activities relates to the debt payments made using the proceeds from the GMP Sale.

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

On July 23, 2014, the Company completed the GMP Sale and expects to utilize approximately $31,360 of its net operating loss carryforwards in the transaction, leaving a balance of approximately $179,000 for future utilization.

Revolving Credit Facility

On October 31, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) with Zions First National Bank (the “Lender”), which matures on April 1, 2017. Under the Second Amended and Restated Loan Agreement, the Company has a $30,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a second amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”) which is inclusive of a $10,000 accordion option (the “Accordion”) available to the Company to increase the Revolving Line of Credit on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Also pursuant to the Second Amended and Restated Loan Agreement, the Company terminated its outstanding term loan facility which previously allowed the Company to borrow up to $10,000 and certain additional changes were made to the original amended and restated loan agreement and the covenants contained therein.

All debt associated with the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA (as calculated in the Second Amended and Restated Loan Agreement).

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2014, $181 and $544 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2014, $5 and $14 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2014, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLACK DIAMOND, INC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2014 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

The table below summarizes the number of shares of our common stock that were withheld to satisfy the tax withholding obligations for our stock-based compensation restricted stock that vested during the three months ended September 30, 2014.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	to Purchaed Under
	Shares Purchased (1)	per Share	Plans or Programs	the Plans or Programs
Period
July 1 to 31, 2014	-	$-	-	-
August 1 to 31, 2014	21,576	$8.52	-	-
September 1 to 30, 2014	-	$-	-	-
Total	21,576

(1)	Represents the surrender of shares of common stock to the Company to satisfy the tax withholding obligations associated with the vesting of restricted shares of common stock.

ITEM 5. OTHER INFORMATION

Second Amended and Restated Loan Agreement

On October 31, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) with Zions First National Bank (the “Lender”), which matures as of April 1, 2017. Under the Second Amended and Restated Loan Agreement, the Company has a $30,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a second amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”) which is inclusive of a $10,000 accordion option (the “Accordion”) available to the Company to increase the Revolving Line of Credit on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Also pursuant to the Second Amended and Restated Loan Agreement, the Company terminated its outstanding term loan facility which previously allowed the Company to borrow up to $10,000 and certain additional changes were made to the original amended and restated loan agreement and the covenants contained therein.

All debt associated with the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00 or if the Company has cash or marketable securities equal to or greater than $30,000.

The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that the Total Senior Debt to Trailing Twelve Month EBITDA is less than 1.00.

The Second Amended and Restated Loan Agreement contains certain financial covenants including restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA (except not applicable for periods that the Company maintains cash or a combination of cash or marketable securities of not less than $30,000 prior to exercise of the Accordion and $40,000 at all times after an exercise of the Accordion), a minimum net worth, a positive amount of asset coverage and limitations on capital expenditures, all as calculated in the Second Amended and Restated Loan Agreement.

BLACK DIAMOND, INC.

In addition, the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Second Amended and Restated Loan Agreement. The Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

Copies of the Second Amended and Restated Loan Agreement and the Revolving Line of Credit Promissory Note are attached to this Quarterly Report on Form 10-Q as Exhibits 10.3 and 10.4, respectively, and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the Second Amended and Restated Loan Agreement and the Revolving Line of Credit Promissory Note is not intended to be complete and is qualified in its entirety by the complete text of the Second Amended and Restated Loan Agreement and the Revolving Line of Credit Promissory Note.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Employment Agreement, dated as of August 11, 2014, between Black Diamond, Inc. and Zeena Freeman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2014 and incorporated herein by reference).

10.2	Letter Agreement, dated as of August 11, 2014, between Black Diamond, Inc. and Peter Metcalf (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 15, 2014 and incorporated herein by reference).

10.3	Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers. *

10.4	Second Amended and Restated Promissory Note (Revolving Loan) dated effective as of October 31, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: November 4, 2014	By:	/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

10.3	Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers. *

10.4	Second Amended and Restated Promissory Note (Revolving Loan) dated effective as of October 31, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

