Form 10-K
period 2014-12-31
Black Diamond, Inc.
filed 2015-03-16
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2014 was approximately $261.4 million based on $11.22 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 10, 2015, there were 32,704,171 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2014 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs) rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced design helmets, body armor, and goggles for skiing, mountain and road cycling, as well as eyewear, skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes.  We distribute our products through a network comprised primarily of leading independent specialty retailers, specialty chains such as Recreational Equipment, Inc. (“REI”), independent global distributors selling to specialty retail, and direct-to-consumer through our websites and wholly-owned retail stores. Our products are sold in North America, Europe, Asia, and the rest of the world in approximately 50 countries, with international sales representing approximately 60% of our sales for the year ended December 31, 2014.

Our heritage dates back to 1957 when Chouinard Equipment Ltd. pioneered the market for durable, precise, and reusable pitons — devices used to ascend or protect oneself in the event of a fall in the sport of big wall rock climbing. Over the next thirty years, Chouinard Equipment expanded to design and manufacture all kinds of equipment for rock climbing and mountain, canyon, and crag activities. In 1989, our Chief Executive Officer Peter Metcalf co-founded Black Diamond Equipment, our predecessor company, to purchase the business and assets of Chouinard Equipment, a company he ran starting in 1982. In our 58 year heritage, we have developed a track record of gear innovations that has changed the nature of climbing, mountaineering, skiing, and now cycling. By extension, our history and brands have become synonymous with the sports in which we participate. The genesis of the current Black Diamond, Inc. was through the May 2010 acquisition of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory Mountain Products” or “GMP”) by Clarus Corporation, a public company. Clarus Corporation, incorporated in Delaware in 1991, was renamed Black Diamond, Inc. in January 2011. In July 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company and Gregory Mountain Products, its then wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising GMP’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Gregory Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory Mountain Products and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135,000 in cash for GMP’s assets comprising the Gregory Business and assumed certain specified liabilities (the “GMP Sale”). The activities of GMP have been segregated and reported as discontinued operations for all periods presented.

Market Overview

Our business and brands are benefiting from the convergence of function and fashion in the outdoor and athletic apparel, footwear, and equipment space. We believe consumer purchase decisions are driven by both a need for functional products with distinctive aesthetics and a desire to create a particular lifestyle perception. This confluence and consumer behavior can be seen in a number of highly successful lifestyle brands including Lululemon, Under Armour, The North Face, Patagonia and Nike. Primary growth drivers in our business include innovative products that provide a higher level of protection, performance and or comfort, an increased awareness in health and wellness, the desire to own functional products that are aesthetically pleasing, and the continued success and exposure of our key retail partners, including REI, Mountain Equipment Co-op, Backcountry.com, Decathalon, Au Vieux Campeur, Sport Shuster, and Bachli Bergsport. The outdoor products marketplace, both domestically and internationally, is highly fragmented. Specialty brands, particularly throughout Europe, hold respectable market share relative to larger competitors. We see this fragmentation as an opportunity for a leader to emerge, particularly in the more technical categories. We believe that our strong relationships in the specialty retail channel and our expanding online presence provide us with a competitive advantage and the opportunity for significant growth.

Competitive Strengths

At Black Diamond, we live and breathe the adventure sports that we represent and approach business like we approach our sporting passions, where there is precious little room for error. We believe the following strengths differentiate us from our competitors, allowing us to take advantage of the large and growing market in which we participate:

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

Global Brands

Black Diamond Equipment: Black Diamond Equipment apparel and products are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. Black Diamond won two ISPO Gold awards in 2014 for its JetForce avalanche airbags and Cohaesive embedded technology in outerwear, along with over 40 awards from outdoor and broad based media honoring the brand for its apparel, backpacks, climbing equipment, headlamps, skis and trekking poles. Thus far in 2015, Black Diamond has earned two innovation awards for its versatile Snaggletooth crampon, as well as awards for the Deployment Hoody and the entire Spring 2015 Climbing pack line at the Outdoor Retailer Winter Market 2015 in Salt Lake City, Utah. At 2015 ISPO Munich, Black Diamond apparel won an ISPO award for the Mission Pant outfitted with the PIEPS Pocket, a patent-pending solution providing an alternative to the traditional chest harness.

POC: Based in Stockholm, Sweden, POC’s mission, as a developer of protective gear for action sports, is to save lives and reduce the consequences of injury. POC produces and distributes advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling, with a particular emphasis on safety and protection.  POC, renowned for its design aesthetic, research, and innovation, is the recipient of numerous industry awards, including the Ski Industry Association and US Ski Team’s DesRoches Award for innovation in marketing and outstanding support and promotion of the US Ski Team and USSA club programs. Additionally, POC won 2015/16 ISPO awards in the ski category for the new multi-impact Auric helmet and Super Palm Comp gloves. POC’s patented technologies continue to set new standards for construction, material combinations, and engineering for personal protection. In late 2014, POC received the Design S award in Sweden for its AVIP road cycling apparel and Popular Science named POC a “Best of What’s New” grand award winner for the Skull Orbic Comp H.I. MIPS multi-impact helmet. The brand’s 2015 road cycling collection was recognized with a Eurobike Award for the Cerebel helmet and the Triathlete Magazine “Best Safety Product” award for the Octal AVIP MIPS multi-impact helmet. At the 2015 Consumer Electronics Show (CES) Volvo Car Group announced a new partnership with POC for life saving wearable technology.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in beacon technology (having created the modern avalanche transceiver) and avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 100 patents and patents pending worldwide and hundreds of new product introductions since 1989 and before. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas, which we believe provides a significant advantage that will drive our company and industry to new levels. Our Salt Lake City headquarters, nestled in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees, many of whom are high-level performance athletes in these sports themselves, to test and refine our new products. We endorse several top athletes who evaluate our products in the field, providing valuable feedback and suggestions to our designers. In recent years, we have developed many innovative products that have revolutionized the active outdoor space including: JetForce, the first avalanche airbag that uses electronically controlled jet-fan inflation technology, trekking poles with FlickLock® technology; Z-Poles that can fold to one-third their size; the AvaLung® backpack; the Magnetron magnetically locking carabiner; the Vapor climbing helmet, one of the lightest climbing helmets on the market; and brighter, more compact and lighter-weight headlamps. We believe that our POC™ brand has brought a higher level of safety to ski racers and cyclists with patented protective gear technologies. We seek to design products that enhance our customers’ personal performance, safety, and comfort as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality, integrity, and safety that our brands are known for. We believe that our vertically integrated design, development process and enthusiastic employee base provide us with a unique competitive advantage to continue to drive future innovation for our Company and the industries we serve.

Diversified Portfolio by Brand, Product, Geography and Channel. Our business is highly diversified across brands, products, geographies, and channels. We operate a multi-brand platform with Black Diamond®, POC™, and PIEPS™ branded products spanning 33 single product categories addressing four primary categories of climbing, mountaineering, skiing, and wheels. Our lighting product category is the only product category which accounts for more than 15% of annual sales. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 60% of our sales for the year ended December 31, 2014 generated outside the United States in approximately 50 countries. We have a highly diversified customer base and sell products in approximately 10,000 retail locations, including independent and specialty stores, our websites at www.blackdiamondequipment.com and www.pocsports.com, and other retail locations. We believe that our brand, product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution.

Scalable Global Operating Platform. We have developed a highly scalable global platform of manufacturing, sourcing, quality assurance, distribution, IT, and back office capabilities. We manufacture approximately 20% to 25% of our proprietary products in-house, which we believe is cost competitive and helps us maintain our competitive advantage over our peers. We also have a global network of high-quality strategic partners, many of whom we have had relationships with for over ten years, from which we source the remaining approximately 75% to 80% of our manufactured products. We have in-house quality assurance teams in our facilities in Salt Lake City, Zhuhai, China, and in Bataan, Philippines, the site of a large portion of our third party manufacturing, allowing for real-time testing and development. Our back-office functions, including supply chain management, warehousing, sourcing, and finance, run on our global ERP platform. Our scalable global operating platform provides for separate front-end operations, which allows our individual brands to remain unique to our customers and to retain brand ethos while benefitting from our global scale and back-end infrastructure. Additionally, we believe that we can efficiently insert new brands into the existing structure, as we have done with the integration of POC and PIEPS.

Core Values Deeply Rooted in Organization. Our company was founded with the vision of being one with the sports we serve, absolutely indistinguishable from them. Our mission is to profitably design, manufacture, and bring to market innovative and technical products of high quality, high performance, and exemplary durability that are targeted toward our primary customers – climbers, mountaineers, off-piste skiers, ski racers, cyclists, and outdoor enthusiasts. We define ourselves on a five-pillar founding construct: passion and intimacy, innovation, efficiency, value and service, and style. We are guided by our ten commitments, which include pursuing market leadership, maintaining a global presence, supporting specialty retailing, and developing a sustainable competitive advantage. Our employees have a tight bond and shared enthusiasm for the active outdoors. The sports we collectively engage in have athleticism, adventure and commitment at their core, and our team shares these qualities throughout the organization. We take pride in our efforts to support conservation, education, and recreation groups that are on the frontlines of protecting and preserving the wild lands we love and depend on. These shared core values enable us to attract and retain like-minded, highly motivated employees with passion for the active outdoors.

Experienced and Incentivized Senior Management Team. Our senior management team has been involved in the operation, acquisition, and integration of several successful companies. Peter Metcalf, our lead-founder and Chief Executive Officer for over 25 years, boasts a lifetime of active participation in outdoor sports and a compelling track record in the outdoor/ski products industry. Zeena A. Freeman, our President since August 2014, brings to the Company a combination of leadership, strategic thinking, brand management, and consumer product and omni-channel expertise. We are also supported by the skills and collective experience of Warren B. Kanders, our Executive Chairman, and Robert R. Schiller, our Executive Vice Chairman, who have substantial experience working together in managing operations and building public companies through strategic acquisitions and organic development, notably at Armor Holdings, Inc. Mr. Kanders and Mr. Schiller have worked together for the past 18 years. We have assembled a proven and talented global management team led by Mr. Metcalf. We have historically experienced very low management turnover, as our executives share a passion for outdoor recreation and an active lifestyle, and possess substantial experience in product development, marketing, and merchandising. The members of our Board of Directors and our executive officers, including Messrs. Kanders, Metcalf, and Schiller, as well as Ms. Zeena Freeman, are substantial stockholders of the Company and beneficially own approximately 31% of our outstanding common stock as of March 10, 2015, which we believe aligns the interests of our Board of Directors and our executive officers with those of our stockholders.

Growth Strategy

We intend to achieve sustainable, profitable growth by expanding organically in each of our historical product lines, our recently acquired businesses, and our new apparel and road cycling lines. Our goal is to become the number one premium active outdoor gear and lifestyle company.

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

Introduce New Product Technologies and Expand Existing Brands Into New Categories. We believe our new product extensions present opportunities, through both technological innovation and expansion into new categories. We have a long history of technical innovation, introducing hundreds of new products and growing sales at a 14% compound annual growth rate since 1989. We expect to continue this product innovation and see the potential for continued growth driven by future product innovation as well as increasing participation in the active outdoor sports that we serve. For instance, POC continues its efforts to expand into the road cycling market with the debut of its award winning Octal AVIP MIPS helmet which was worn by Team Garmin Sharp in the Tour de France in 2014 and won the “Best Safety Product” award from Triathlete Magazine at the Fall 2014 Interbike trade show. POC continues its effort to expand into new markets with the announcement at the 2015 Consumer Electronics Show (CES) of a new partnership with Volvo Car Group for life saving wearable technology.

We continue to seek to expand our business into both adjacent and complementary product categories, including outdoor technical apparel. In 2012, we introduced to the trade our first, small apparel line which was in retail stores in fall 2013 and expanded substantially in Fall 2014. Likewise for POC, its entry into the road-cycling category in the spring of 2014 with innovative apparel helmets and accessories represented our initial move into cycling’s largest category. We believe that apparel represents the single largest growth opportunity for our brands and that our intimate understanding of the desired fit, performance, style, and aesthetics of products for the sports we serve will help us to be successful with our efforts to expand our apparel initiatives. We have expanded our product offerings and grown our sales through innovation in ski boots, gloves, trekking poles, helmets, headlamps and apparel as well as introducing new technologies, such as our JetForce avalanche airbags. We believe apparel represents a logical progression for our outdoor brands while also believing that footwear may be another natural extension of our product offerings and expect to seek to enter that market in the future.

Broaden Distribution Footprint and Elevate Brand Profile. We believe there is a significant opportunity to expand our brand presence and penetration outside of the U.S. market. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond® brand, positioning it as a global brand with American roots and POC™ and PIEPS™ as global brands with Scandinavian and European roots, respectively. Furthermore, we plan to seek to bring some of our international distributors in-house, to seek to increase the number of doors we sell through and drive higher sales through new and existing doors.

We believe that our presence in Asia, driven by our business in Hong Kong, China, South Korea, Japan and other key Asian markets, represents a significant growth opportunity.

Expand Our Operating Margins. We believe opportunities exist to increase our margins to be more in-line with our outdoor peers. Over the past several years, we have made significant investments in our global operating platform and we are currently investing in our apparel and road cycling initiatives. A primary driver of our expected margin expansion will include leveraging these investments as our sales continue to grow. Additionally, we expect to see margin expansion as we shift our sales mix to higher margin products and build our direct-to-consumer business with their higher margins.

Our Brands

Our Black Diamond®, POC™, and PIEPS™ brands represent the pinnacle of innovation, quality, and performance to our customers in the active outdoor industry. All have rich histories that we believe transcend age, ethnicity, and geography. All have reputations as pioneers in the industry, designing and manufacturing gear that has changed the history of their collective sports.

Black Diamond®

Founded in 1989, Black Diamond Equipment is devoted to fostering the enthusiasm and dreams necessary to design and manufacture what we believe to be the best climbing and skiing gear in the world. Black Diamond Equipment’s roots date back to 1957, when Chouinard Equipment Ltd. first manufactured rock climbing equipment. From its inspired beginning in 1957, Black Diamond Equipment has grown into a global company with operations on three continents. Since then, Black Diamond Equipment’s innovative gear designs have set the standards in numerous areas, including rock climbing, mountaineering, backcountry skiing, ice climbing, and trekking. This is the result of dedication, desire, and passion on the part of Black Diamond Equipment’s team of people who are climbers, skiers and mountaineers.

Black Diamond Equipment introduced the Turbo ExpressTM Ice Screw and CobraTM Ice Tool, which are perfectly matched to the attitudes and needs of today’s extreme ice climbs and mixed routes. For rock climbers, Black Diamond Equipment designed and built the world’s first wire-gate carabiner, the HotWireTM. Stronger, lighter, and easier to clip than previous carabiners, the HotWire proved that a seemingly basic design like a carabiner could be improved to meet the continuing demands of the sport.

Today, our commitment to the founding principles of Black Diamond Equipment remains as unwavering as ever. With 58 years of heritage and 25 years in business, Black Diamond Equipment has grown to include operations in the United States, Europe, and Asia. We strive to serve the spirit for all the sports we serve, and the sports’ values and goals, past, present, and future. Black Diamond Equipment’s intimacy with skiing, climbing, and mountaineering is proven by winning more than 40 awards in 2014 for climbing, mountaineering equipment, skiing and apparel. The innovative JetForce avalanche airbags won over half a dozen awards including accolades from Outside Magazine, National Geographic Adventure and ISPO Gold. In 2015, Black Diamond has already won notable awards in apparel including ISPO Gold for the Mission Pant with the patent pending PIEPS Pocket and over 20 awards for climbing hardware, packs, and ski gear. Additionally, the climb of the Dawn Wall by longtime Black Diamond athlete Tommy Caldwell gained mainstream global coverage.

POC™

Founded in 2004, POC produces and distributes to approximately 40 countries advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” like skiing, snowboarding, and cycling, with a particular emphasis on safety and protection.

POC, renowned for its design aesthetic, research, and innovation, is the recipient of numerous recent industry awards in 2013, including the Ski Industry Association and US Ski Team’s DesRoches Award for innovation in marketing and outstanding support and promotion of the US Ski Team and USSA club programs. Additionally, POC won ISPO awards in the ski category for the new multi-impact Auric helmet and Super Palm Comp gloves. POC’s patented technologies continue to set new standards for construction, material combinations, and engineering for personal protection. In late 2014, Popular Mechanics named POC a Best of What’s New grand award winner for the Skull Orbic Comp H.I. MIPS multi-impact helmet, and Triathlete Magazine named the Octal AVIP MIPS helmet the Best Safety Product of the Interbike tradeshow. POC won 2015/16 ISPO awards in the ski category for the new multi-impact Auric helmet and Super Palm Comp gloves.

PIEPS™

Founded in 2006, with roots dating back to 1972, PIEPS is recognized as an innovator and technology leader in avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, safety equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform.

Our Products

We have developed a reputation for designing, manufacturing, and distributing products considered to be both innovative and dependable in their respective market niches. Our commitment to designing innovative, durable, and reliable products that enhance our customers’ capabilities, comfort, and safety in their outdoor endeavors will remain our hallmark and mission. In addition to function, we believe our products’ unique aesthetic appearance is another hallmark that distinguishes us in the outdoor marketplace. Our products have won over 40 awards from within the industry groups, from design media and consumer media including Backcountry, Backpacker, Climbing, Freeskier, National Geographic Adventure, Men’s Journal, Outside, Powder, Rock & Ice, Ski, Skiing and Utah Innovation.

Our products span 33 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, skiers, cyclists, and outdoor enthusiasts, providing seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. We design many of our products for extreme applications, such as high altitude mountaineering, ice and rock climbing, mountain and road riding, as well as backcountry, freeride, alpine skiing, and race skiing. Generally, we divide our product offerings into the following four primary categories:

•	Climb: Our climb line consists of technical apparel and equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, harnesses, technical and mountaineering ice axes, ice and rock protection devices, a bouldering line of technical apparel, and various other climbing accessories. Our climb line represented approximately 27% of our sales during the year ended December 31, 2014.

•	Ski: Our ski line consists of technical apparel, helmets, JetForce avalanche airbags, winter packs for skiing and snowboarding, bindings, body armor, boots, goggles, poles, skis, skins, snow gloves, snow packs, and avalanche safety devices, including transceivers, probes, and shovels. Our ski line represented approximately 34% of our sales during the year ended December 31, 2014.

•	Mountain: Our mountain line consists of mountaineering backpacks for backpacking, expeditions, alpinism, and an array of day uses both in the outdoor environment and urban environments. We also offer gaiters, gloves, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 35% of our sales during the year ended December 31, 2014.

•	Wheels: Our wheels line consists of helmets, body armor, goggles, eyewear, gloves, hydration packs, and apparel for mountain and road cycling. Our wheels line represented approximately 4% of our sales during the year ended December 31, 2014.

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

POC has quickly established its reputation for sleek design and safety in the helmet and protection ranks in gravity sports such as skiing, snowboarding, and cycling. POC™ was one of the first helmet brands to use MIPS (Multi-directional Impact Protection Systems) to combat rotational impact which is common in most action sports falls. Similarly, PIEPS™ is a brand name synonymous with avalanche safety and beacons.

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

Our employees’ passion and intimacy with our core outdoor activities helps foster new and innovative ideas. Our in-house research and development teams engage in all stages of planning, conceptualization, design, development, commercialization, and production. Our vertically integrated process allows our design team to conduct market research, brainstorm, plan product lines, prototype, and review designs before turning them over to our engineers to begin the development and production of the product. Quality assurance and control are a key component of our development process and products undergo rigorous in-house and field-testing at regular stages of the process. Our Salt Lake City headquarters, in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees to test our new products. Likewise, our European locations provide quick access to their products’ intended environments. Additionally, the athletes who endorse our products evaluate these products in the field and provide valuable feedback and suggestions to our designers. We believe this collaborative interaction helps preserve the brand image, authenticity, quality, and performance.

We typically bring new products from concept to market in approximately 24 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred. As of December 31, 2014, we had 53 employees dedicated to research and development and have spent approximately $22.2 million in connection with research and development activities over the last three calendar years. This does not include amounts previously incurred by POC and PIEPS during this period, which we acquired during 2012, and both have dedicated teams to their respective significant research and development activities.

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

Our end users include a broad range of consumers, including mountain climbers, winter outdoor enthusiasts, backpackers, cyclists, ski racers, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and well-designed products to enhance their performance and safety in a multitude of outdoor activities in virtually any climate. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2014, REI accounted for approximately 11% of our sales. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

We deploy our sales force by geographic region with a focus on providing our products to a broad spectrum of active outdoor enthusiasts, from core rock climbers and mountaineers to first-time skiers and cyclists. Within each of our brands, we strive to create a unique look and image for our products.

Our marketing strategy is focused on the goal of creating a truly seamless, “consumer-centric” approach that complements our strong relationships with our specialty retail partners. As part of this, Black Diamond is engaging on a limited basis outside partners and global retailers to build well-branded and retail-appropriate branding kits, fixturing, and window kits. As a regular part of our marketing program, we use various promotions, on both a local and global level, as well as public relations campaigns to promote our brands.

For the past 25 years, we’ve established and maintained ongoing relationships with professional athletes who excel at the sports of climbing, mountaineering, skiing, and cycling. These top athletes evaluate our products in the field with demanding use and under punishing conditions, providing valuable feedback and suggestions to our designers. They also promote our products at events, tradeshows and while in the field pursuing their sports. Finally, we believe they are invaluable at establishing brand authenticity with customers.

Our award-winning online marketing campaign is designed to increase consumer demand and awareness by connecting directly with our customer base as well as potential customers through www.blackdiamondequipment.com, www.pocsports.com, www.pieps.com, and a variety of social media outlets. Our online flagship marketing vehicles are www.blackdiamondequipment.com and www.pocsports.com, where we seek to give consumers in depth insight into our research and technology efforts, including helmet and protection design in the POC Lab, educate consumers, drive excitement for our products, and provide a memorable ecommerce experience for core athletes and beginners alike.

We continue to focus heavily on evolving our approach to social media and online marketing (email, paid and organic search) with the goal of increasing qualified visitation to our websites. The broader goal is and remains to offer our customer a best-in-class, intuitive, consistent, two-way conversation that enables them to interact with our brands in a manner consistent with the expectations set by the very products that have founded the Company. Part of this effort includes the development and nurturing of social media outlets as stand-alone Black Diamond® brand outposts. These outposts engage our most enthusiastic brand advocates with product updates, information regarding our sponsored athletes, their accomplishments and in turn, better help us create a sense of brand community while reinforcing brand identity. This past year has seen Black Diamond grow its Facebook “Likes” by 46% to 207,000, and the progress in our online marketing programs enabled the online business to achieve growth of 103% year-over-year.

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

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

The core of Black Diamond Equipment is based on our history as a manufacturer of precisely engineered rock climbing equipment. As we have grown in both capacity and capability, we have increased our professionalism and today our manufacturing operations are based on LEAN manufacturing principles. We still maintain the notion of craftsmanship melded into engineering as a driving force for what we manufacture.

Our objective is to deliver high quality products on-time, in the most cost efficient manner, and to support innovation to market. To achieve this, everybody in the organization is involved to continuously improve how we operate.

We currently operate three manufacturing facilities. The first, located in Salt Lake City, Utah, specializes in the fabrication of highly engineered components and a short-list of finished products. We have made significant investments in sophisticated, automated, and custom built equipment, including cold and hot-forging, laser cutting, heat-treating, CNC turning, machining and milling, tool making and semi-automated assembly. Our research and development and design teams are primarily situated at this facility.

The second facility, located in Zhuhai, China, specializes in finishing operations and assembly for the vast majority of products that we manufacture ourselves.

As part of a strategic initiative to improve the effectiveness of our global operations we will consolidate our manufacturing operations and ramp down our manufacturing operations in Zhuhai, China. The majority of activities will be transferred to our Salt Lake City manufacturing facility or to our current vendors in Asia or Europe. The objective is to become closer to the market, leverage economies of scale, reduce transportation and processing and shorten innovation to market. Our presence in Asia will transition to a compact 3PL cross-dock supply chain service center.

All the Black Diamond manufacturing and distribution operations are ISO 9001–2008 certified by an independent certifying agency and are audited yearly by an independent certifying body to ensure Black Diamond’s quality management system meets the requirements of ISO 9001–2008 and to ensure that Black Diamond’s certified products meet all necessary certification requirements.

Our third facility is our small, but efficient, PIEPS managed transceiver assembly facility, attached to PIEPS’ headquarters in Leibring, Austria.

We manufacture approximately 20% to 25% of our products, including nearly all climbing hard goods, in our facilities in the United States and Asia. The remaining approximately 75% to 80% of our products are also manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

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

Global Distribution

We conduct our global distribution and quality control operations as part of our Asian based activities. Having these functions located close to the source of much of our product allows us to aggregate, inspect, warehouse, and then distribute goods coming from an extremely diverse group of small to mid-size vendor partners.  Our distribution model allows us to ship a broad cross-section of our product line in smaller quantities to our own global distribution centers and to those of our Independent Global Distributors (IGD) more frequently and at lower transportation and logistics costs.

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

In addition, we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC®, Camalot®, AvaLung®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Build.Engineer.Repeat”™, POC™, and PIEPS™, create international brand recognition for our products.

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

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, body armor, eyewear, goggles, headlamps, helmets, lanterns, packs, trekking poles, and tents and in the third and fourth quarters for our technical apparel, ski, glove, avalanche safety, and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 59% of our sales while spring/summer represents approximately 41% of our sales.

Working capital requirements vary throughout the year. We fund our working capital through the use of our line of credit facilities. Working capital increases during the first and third quarters of the year as inventory builds to support peak shipping periods and then decreases during the second and fourth quarters of the year as those inventories are sold and accounts receivable are collected, which cash collected is then used to pay down the outstanding amounts on the line of credit. As of December 31, 2014, we had no amounts outstanding on our Zions First National Bank line of credit.

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

Employees

As of December 31, 2014, we had over 700 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2014 are as follows:

Warren B. Kanders, 57, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Robert R. Schiller, 52, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Peter R. Metcalf, 59, has served as our President, Chief Executive Officer and director since May 2010. Mr. Metcalf served as the Chief Executive Officer and Chairman of the Board of Directors of Black Diamond Equipment since co-founding it in 1989 until the completion of the Company’s acquisition of Black Diamond Equipment in May 2010. He is a graduate of the University of Colorado, with a major in Political Science. He also earned a Certificate in Management from the Peter Drucker Center of Management.

Zeena A. Freeman, 47, has served as our President since August 2014. Ms. Freeman was Principal of Freeman Global LLC, advising clients on global retail strategy, digital and multi-channel innovation from January 2012 to August 2014. From November 2009 to November 2011, Ms. Freeman served at Sony Corporation as General Manager of Global Retail responsible for Sony’s worldwide store and e-commerce businesses; she also served as the Senior Vice President of Consumer Business Development for Sony Corporation of America, and was a member of the Global Sales and Marketing team in Tokyo. From July 2007 to June 2009, Freeman served as CEO of PEOPLE, an Indian fashion and lifestyle retail business that is part of the multi-national Aditya Birla Group. From August 1997 to April 2007, Ms. Freeman held a variety of senior merchandising and management roles principally at Gap, Inc., where she was Vice President and General Merchandise Manager of Banana Republic Factory Stores, Divisional Merchandise Manager, babyGap, and Divisional Merchandise Manager, Old Navy Canada. She also served as the special business assistant to Gap, Inc.’s CEO from January1999 to June 2000. Ms. Freeman received her B.A. degree from Hamilton College and her MBA from New York University.

Aaron J. Kuehne, 36, is our Chief Financial Officer, Secretary and Treasurer. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with an M.B.A. degree from University of Utah – David Eccles School of Business in 2004.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2014, REI accounted for approximately 11% of sales. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

We are subject to risks related to our dependence on the strength of retail economies in various parts of the world and our performance may be affected by general economic conditions.

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America, Europe and to a lesser extent, Asia, Central and South America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks, and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations, and financial condition.

Purchases of many consumer products are discretionary and tend to be highly correlated with the cycles of the levels of disposable income of consumers. As a result, any substantial deterioration in general economic conditions could adversely affect consumer discretionary spending patterns, our sales, and our results of operations. In particular, decreased consumer confidence or a reduction in discretionary income as a result of unfavorable macroeconomic conditions may negatively affect our business. If the macroeconomic environment worsens, consumers may reduce or delay their purchases of our products. Any such reduction in purchases could have a material adverse effect on our business, financial condition, and results of operations.

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

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabineers, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of our apparel line and winter sports equipment such as our POC helmets and our skis, boots, bindings, and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

Third parties may have patents, or may be awarded new patents, that may materially adversely affect our ability to market, distribute and sell our products. Accordingly, our products, including, but not limited to, our technical climbing and backpack products, may become subject to patent infringement claims or litigation, any adverse determination of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Approximately 60% of our sales for the year ended December 31, 2014 were earned in international markets.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Compliance with changing laws, regulations and standards of corporate governance and public disclosure may result in additional expenses.

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

We will face particular challenges in maintaining and reporting on our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal control over financial reporting and requires that we have our internal control over financial reporting audited. If we fail to maintain adequate internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business and the trading price of our common stock. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on the effectiveness of the Company’s internal control over financial reporting. In addition, acquisition targets may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we identify any material weaknesses or significant deficiencies in our internal control over financial reporting, we may need to take costly steps to implement improved controls and may be subject to sanctions for failure to comply with the requirements of the Sarbanes-Oxley Act. Such remedial costs or sanctions could have a material adverse effect on our results of operations and financial condition. Further, we would be required to disclose any material weakness in internal control over financial reporting, and we would receive an adverse opinion on our internal control over financial reporting from our independent auditors. These factors could cause investors to lose confidence in our reported financial information and could have a negative effect on the trading price of our stock.

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

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders, Peter Metcalf and Robert R. Schiller as well as Ms. Zeena A. Freeman, beneficially own approximately 31% of our outstanding common stock as of March 10, 2015. As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Warren B. Kanders, Peter Metcalf, Zeena Freeman and Robert R. Schiller. If we were to lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, and having such opportunities brought to us. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

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

We have outstanding an aggregate of 32,704,171 shares of our common stock as of March 10, 2015. This includes 7,835,284 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,647,367 hypothecated and/or pledged as security for loans from financial institutions, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

The announcement of our exploration of a full range of strategic alternatives may negatively impact our business, financial condition and results of operations.

On March 16, 2015, the Company announced that it has engaged Rothschild Inc. and Robert W. Baird & Co., Incorporated as financial advisors to lead an exploration of a full range of strategic alternatives for each of the Company’s brands, Black Diamond, POC and PIEPS. There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur.  In addition, the exploration of strategic alternatives may create perceived uncertainties as to our future direction and may result in the loss of employees, customers or business partners.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2014, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe and Asia. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Owned/Leased

China Distribution and Manufacturing Facilities:	Free Trade Zone, Zhuhai City, Guangdong Providence, PR China	Leased

Black Diamond European Sales, Marketing and Distribution Office:	Reinach, Switzerland	Leased

POC Sales and Marketing Office:	Stockholm, Sweden	Leased

POC Europe Service Center:	Salzburg, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “BDE”. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2014
First Quarter	$14.55	$9.14
Second Quarter	$12.60	$10.30
Third Quarter	$11.42	$7.50
Fourth Quarter	$9.50	$7.11

Year ended December 31, 2013
First Quarter	$9.20	$7.55
Second Quarter	$10.11	$8.59
Third Quarter	$12.68	$9.16
Fourth Quarter	$15.15	$11.93

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2009 and ending on December 31, 2014 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2009. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Black Diamond, Inc.	$100.00	$186.12	$175.76	$192.94	$313.65	$205.88
The Russell 2000 Index	$100.00	$125.31	$118.47	$135.81	$186.07	$192.63
NASDAQ Global Select Market	$100.00	$116.78	$115.28	$133.65	$184.43	$209.70

Stockholders

On March 10, 2015, the last reported sales price for our common stock was $7.11 per share. As of March 10, 2015, there were 115 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

During the year ended December 31, 2014, the Company’s Board of Directors authorized a 10% stock repurchase program. During the third quarter 2014, the Company purchased 21,576 shares of the Company’s common stock for $183,827 with a purchase price of $8.52 per share. No other repurchases of shares of the Company’s common stock occurred during the year ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2014:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	2,880,250	$9.82	6,405,085

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	3,680,250	$9.59	6,405,085

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K. On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) and Gregory Mountain Products. Because the Company had no operations at the time of our acquisition of Black Diamond Equipment, Black Diamond Equipment is considered to be our predecessor company (the “Predecessor”) for financial reporting purposes. The Predecessor does not include Gregory Mountain Products. On July 23, 2014, the Company completed the sale of certain assets of Gregory Mountain Products. The activities of Gregory have been segregated and reported as discontinued operations for all periods presented.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$193,140	$168,109	$145,323	$116,756	$62,313
Gross profit	74,898	61,057	55,564	44,753	19,557
(Loss) income from continuing operations	(9,191)	(11,132)	(862)	2,564	52,686
Net income (loss)	14,007	(5,870)	1,952	4,892	51,190

(Loss) income from continuing operations per share:
Basic	$(0.28)	$(0.35)	$(0.03)	$0.12	$2.66
Diluted	(0.28)	(0.35)	(0.03)	0.12	2.63

Income (loss) from discontinued operations per share:
Basic	0.71	0.17	0.10	0.10	(0.08)
Diluted	0.71	0.17	0.10	0.10	(0.07)

Net income (loss) per share:
Basic	0.43	(0.18)	0.07	0.22	2.58
Diluted	0.43	(0.18)	0.07	0.22	2.56

Weighted average common shares
outstanding for earnings per share:
Basic	32,567	32,007	29,817	21,845	19,815
Diluted	32,567	32,007	29,817	22,046	20,022

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Total current assets	$158,560	$106,381	$104,542	$76,997	$62,603
Total assets	315,513	321,423	320,786	227,727	212,679

Long-term obligations, net of current	25,780	44,914	46,543	38,536	30,241
Total liabilities	58,320	74,173	72,780	55,553	49,757

Total stockholders' equity	257,193	247,250	248,006	172,174	162,922

Predecessor Company
Period from July 1, 2009 to May 28,
2010
(in thousands)
Statement of Operations Data:
Sales	$87,081
Gross profit	33,920
Operating income	7,708
Net income	6,242

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its growth strategy, including its ability to organically grow each of its historical product lines, its new apparel line and its recently acquired businesses; the results of the Company’s review of strategic alternatives; the Company’s ability to successfully integrate and grow acquisitions; the Company’s exposure to product liability of product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect trademarks, patents and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products; foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

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

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company and Gregory Mountain Products, its then wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135,000 in cash for Gregory’s assets comprising the Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 4. Discontinued Operations to the notes to consolidated financial statements.

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

We use operating budgets and cash flow forecasts to estimate future sales and to determine the level and timing of derivative transactions intended to mitigate such risks in accordance with our risk management policies. If the forecasted sales levels are not reached, our derivative instruments may be deemed to be not effective which may result in foreign currency gains and losses being recorded in our statement of comprehensive income, which could materially affect our financial position and results of operations.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected returns and claims are significantly greater or lower than the allowances that we have established, we will record a reduction or increase to sales in the period in which we make such a determination.

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

•	We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value.

•	Indefinite−lived intangible assets, consisting of trademarks are not subject to amortization. Rather, we qualitatively evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. If our analysis leads us to believe that it is more likely than not that the carrying value of an asset may exceed its fair value, we perform a quantitative analysis based on an income approach using the relief−from−royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•	We assess the recoverability of our one reporting unit’s carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, we are not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value, and applying a control premium. The control premium is what a third party would be willing to pay to obtain a controlling interest. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the reporting unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2014 Compared to Consolidated Year Ended December 31, 2013

The following presents a discussion of consolidated operations for the year ended December 31, 2014, compared with the year ended December 31, 2013:

	Year Ended December 31,
	2014	2013

Sales
Domestic sales	$77,403	$68,227
International sales	115,737	99,882
Total sales	193,140	168,109

Cost of goods sold	118,242	107,052
Gross profit	74,898	61,057

Operating expenses
Selling, general and administrative	81,077	74,537
Restructuring charge	3,583	175
Merger and integration	-	565
Transaction costs	-	54

Total operating expenses	84,660	75,331

Operating loss	(9,762)	(14,274)

Other (expense) income
Interest expense, net	(2,684)	(2,577)
Other, net	(296)	350

Total other expense, net	(2,980)	(2,227)

Loss before income tax	(12,742)	(16,501)
Income tax benefit	(3,551)	(5,369)
Loss from continuing operations	(9,191)	(11,132)

Discontinued operations, net of tax	23,198	5,262

Net income (loss)	$14,007	$(5,870)

Sales

Consolidated sales increased $25,031, or 14.9%, to $193,140 during the year ended December 31, 2014 compared to consolidated sales of $168,109 during the year ended December 31, 2013. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. This increase was partially offset by a decrease in sales of $1,560 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2014.

Consolidated domestic sales increased $9,176, or 13.4%, to $77,403 during the year ended December 31, 2014 compared to consolidated domestic sales of $68,227 during the year ended December 31, 2013. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection.

Consolidated international sales increased $15,855, or 15.9%, to $115,737 during the year ended December 31, 2014 compared to consolidated international sales of $99,882 during the year ended December 31, 2013. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included the addition of apparel sold by Black Diamond Equipment and the launch of POC’s road cycling collection. This increase was partially offset by a decrease in sales of $1,560 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2014.

Cost of Goods Sold

Consolidated cost of goods sold increased $11,190, or 10.5%, to $118,242 during the year ended December 31, 2014 compared to consolidated cost of goods sold of $107,052 during the year ended December 31, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales. The consolidated cost of goods sold for the year ended December 31, 2013, included the impact of the voluntary recall by PIEPS of all of its PIEPS VECTOR avalanche transceivers resulting in a charge of $1,541 in cost of goods sold during such period.

Gross Profit

Consolidated gross profit increased $13,841 or 22.7%, to $74,898 during the year ended December 31, 2014 compared to consolidated gross profit of $61,057 during the year ended December 31, 2013. Consolidated gross margin was 38.8% during the year ended December 31, 2014 compared to a consolidated gross margin of 36.3% during the year ended December 31, 2013, which included the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. Consolidated gross margin during the year ended December 31, 2014 increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution, lower level of close-out and promotional activity, as well as the absence of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $6,540, or 8.8%, to $81,077 during the year ended December 31, 2014 compared to consolidated selling, general, and administrative expenses of $74,537 during the year ended December 31, 2013. The increase in selling, general and administrative expenses was attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel, the transition of certain distributors into our in-house operations for POC, and the launch of POC’s road cycling collection. This was offset by stock based compensation expense which was higher during the year ended December 31, 2013 compared to the year ended December 31, 2014, as a result of the Company issuing more fully vested stock option awards in the prior year.

Restructuring Charges

Consolidated restructuring expense increased $3,408, or 1,947.4%, to $3,583 during the year ended December 31, 2014 compared to consolidated restructuring expense of $175 during the year ended December 31, 2013. The restructuring expenses incurred during the year ended December 31, 2014 relate to impairment of assets of $2,056, benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $813, and other restructuring costs of $714. The restructuring expenses incurred during the year ended December 31, 2013, related to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the year ended December 31, 2014 compared to consolidated merger and integration expense of $565 during the year ended December 31, 2013, which consisted of expenses related to the integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased to $0 during the year ended December 31, 2014 compared to consolidated transaction expense of $54 during the year ended December 31, 2013, which consisted of professional accounting fees in 2013 related to the Company’s acquisitions of POC and PIEPS.

Interest Expense, net

Consolidated interest expense increased $107, or 4.2%, to $2,684 during the year ended December 31, 2014 compared to consolidated interest expense of $2,577 during the year ended December 31, 2013. The increase in interest expense, net, was primarily attributable to higher average outstanding debt amounts during the year ended December 31, 2014, compared to the same period in 2013.

Other, net

Consolidated other, net, decreased to expense of $296 during the year ended December 31, 2014 compared to a consolidated other, net income of $350 during the year ended December 31, 2013. The decrease in other, net, was primarily attributable to losses on mark-to-market adjustments on non-hedged foreign currency contracts partially off-set by remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax benefit decreased $1,818, or 33.9%, to $3,551 during the year ended December 31, 2014 compared to consolidated income tax benefit of $5,369 during the same period in 2013. The decrease in tax benefit is due to the decrease in the effective tax rate and the decrease in loss before income tax recorded during the year ended December 31, 2014, compared to the same period in 2013.

Our effective income tax rate was 27.9% for the year ended December 31, 2014 compared to an effective income tax rate of 32.5% for the same period in 2013. During the year ended December 31, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the year ended December 31, 2014.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations increased $17,936, to $23,198 during the year ended December 31, 2014, compared to discontinued operations of $5,262 during the year ended December 31, 2013. The increase was due primarily to recording the gain on sale net of tax of $20,067 in discontinued operations in our December 31, 2014 condensed consolidated financial statements as a result of the GMP Sale.

Consolidated Year Ended December 31, 2013 Compared to Consolidated Year Ended December 31, 2012

The following presents a discussion of consolidated operations for the year ended December 31, 2013 compared with the consolidated year ended December 31, 2012:

	Year Ended December 31,
	2013	2012

Sales
Domestic sales	$68,227	$61,703
International sales	99,882	83,620
Total sales	168,109	145,323

Cost of goods sold	107,052	89,759
Gross profit	61,057	55,564

Operating expenses
Selling, general and administrative	74,537	55,946
Restructuring charge	175	73
Merger and integration	565	244
Transaction costs	54	2,029

Total operating expenses	75,331	58,292

Operating loss	(14,274)	(2,728)

Other (expense) income
Interest expense, net	(2,577)	(2,467)
Other, net	350	869

Total other expense, net	(2,227)	(1,598)

Loss before income tax	(16,501)	(4,326)
Income tax benefit	(5,369)	(3,464)
Loss from continuing operations	(11,132)	(862)

Discontinued operations, net of tax	5,262	2,814

Net (loss) income	$(5,870)	$1,952

Sales

Consolidated sales increased $22,786, or 15.7%, to $168,109 during the year ended December 31, 2013 compared to consolidated sales of $145,323 during the year ended December 31, 2012. The increase in sales was attributable to the inclusion of POC and PIEPS for the full year ended December 31, 2013, and the addition of apparel sales by Black Diamond Equipment. Sales also increased due to an increase in the quantity and average sales price of new and existing climb, mountain, and ski products sold during the period, partially offset by evolving industry purchasing trends during the year ended December 31, 2013. We also experienced an increase in sales of $278 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2013.

Consolidated domestic sales increased $6,524, or 10.6%, to $68,227 during the year ended December 31, 2013 compared to consolidated domestic sales of $61,703 during the year ended December 31, 2012. The increase in domestic sales was primarily attributable to the inclusion of POC for the full year ended December 31, 2013 and the addition of apparel sales by Black Diamond Equipment, partially offset by evolving industry purchasing trends during the year ended December 31, 2013.

Consolidated international sales increased $16,262, or 19.4%, to $99,882 during the year ended December 31, 2013 compared to consolidated international sales of $83,620 during the year ended December 31, 2012. The increase in international sales was primarily attributable to the inclusion of POC and PIEPS for the full year ended December 31, 2013, and the addition of apparel sales by Black Diamond Equipment. We also experienced an increase in sales of $278 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2013.

Cost of Goods Sold

Consolidated cost of goods sold increased $17,293, or 19.3%, to $107,052 during the year ended December 31, 2013 compared to consolidated cost of goods sold of $89,759 during the year ended December 31, 2012. The increase in cost of goods sold was primarily attributable to an increase in sales both organically and from the inclusion of POC and PIEPS for the full year ended December 31, 2013 as well as the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541.

Gross Profit

Consolidated gross profit increased $5,493 or 9.9%, to $61,057 during the year ended December 31, 2013 compared to consolidated gross profit of $55,564 during the year ended December 31, 2012. Consolidated gross margin was 36.3% during the year ended December 31, 2013 compared to a consolidated gross margin of 38.2% during the year ended December 31, 2012. Consolidated gross margin during the year ended December 31, 2013 was negatively impacted by 0.9% by the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. A higher level of close-out and promotional activity also negatively impacted the consolidated gross margin for the year ended December 31, 2013 compared to the year ended December 31, 2012.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $18,591, or 33.2%, to $74,537 during the year ended December 31, 2013 compared to consolidated selling, general, and administrative expenses of $55,946 during the year ended December 31, 2012. The increase in selling, general, and administrative expenses was primarily attributable to the inclusion of POC and PIEPS for the full year ended December 31, 2013, the addition of our Black Diamond Japan GK operations, the Company’s investments in its strategic initiatives, such as apparel sold by Black Diamond Equipment, and infrastructure to support both current and anticipated future growth, as well as an increase in stock based compensation expense of $1,321 as a result of the Company issuing fully vested stock option awards.

Restructuring Charges

Consolidated restructuring expense increased $102, or 139.7%, to $175 during the year ended December 31, 2013 compared to consolidated restructuring expense of $73 during the year ended December 31, 2012. The restructuring expenses incurred during the year ended December 31, 2013 relate to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

Merger and Integration Costs

Consolidated merger and integration expense increased $321, or 131.6%, to $565 during the year ended December 31, 2013 compared to consolidated merger and integration expense of $244 during the year ended December 31, 2012, which consisted of expenses related to the integration of POC and PIEPS.

Transaction Costs

Consolidated transaction expense decreased $1,975, or 97.3%, to $54 during the year ended December 31, 2013 compared to consolidated transaction expense of $2,029 during the year ended December 31, 2012, which consisted of professional fees and expenses in 2013 related to the Company’s acquisitions of POC and PIEPS.

Interest Expense, net

Consolidated interest expense increased $110, or 4.5%, to $2,577 during the year ended December 31, 2013 compared to consolidated interest expense of $2,467 during the year ended December 31, 2012. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the year ended December 31, 2013 compared to the same period in 2012.

Other, net

Consolidated other, net, decreased to income of $350 during the year ended December 31, 2013 compared to a consolidated other, net income of $869 during the year ended December 31, 2012. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable, partially offset by an increase in gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $1,905, or 55.0%, to a benefit of $5,369 during the year ended December 31, 2013 compared to consolidated income tax benefit of $3,464 during the same period in 2012. The increase in income tax benefit is due to an increase in loss before income tax recorded during the year ended December 31, 2013, compared to the same period in 2012.

Our effective income tax rate was 32.5% for the year ended December 31, 2013 compared to an effective income tax rate of 80.1% for the same period in 2012. During the year ended December 31, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013. The decrease in the effective income tax rate is primarily attributable to a release of valuation allowance and changes in foreign statutory tax rates during the year ended December 31, 2012.

Discontinued Operations

Discontinued operations increased $2,448, to $5,262 during the year ended December 31, 2013 compared to discontinued operations of $2,814 during the year ended December 31, 2012. The increase was due to an increase in sales and gross margin recorded by Gregory during the year ended December 31, 2013 compared to the same period in 2012.

Liquidity and Capital Resources

Consolidated Year ended December 31, 2014 Compared to Consolidated Year ended December 31, 2013

The following presents a discussion of cash flows for the consolidated year ended December 31, 2014 compared with the consolidated year ended December 31, 2013. Our primary ongoing funding requirements are for working capital, expansion of our operations, and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facilities, and the net proceeds from the GMP Sale. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facilities. At December 31, 2014, we had total cash of $31,034 and marketable securities of $9,902 compared to a cash balance of $4,478 at December 31, 2013, which were substantially controlled by the Company’s U.S. entities. The increase in cash and marketable securities as of December 31, 2014 was mainly due to the sale of Gregory. At December 31, 2014, the Company had $1,562 of the $31,034 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Year Ended December 31,
	2014	2013

Net cash (used in) provided by operating activities	$(28,675)	$7,471
Net cash provided by (used in) investing activities	68,279	(5,076)
Net cash used in financing activities	(12,851)	(2,525)
Effect of foreign exchange rates on cash	(197)	(503)
Change in cash	26,556	(633)
Cash, beginning of period	4,478	5,111
Cash, end of period	$31,034	$4,478

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $28,675 during the year ended December 31, 2014 compared to consolidated net cash provided by operating activities of $7,471 during the year ended December 31, 2013. The increase in net cash used in operating activities during 2014 is primarily due an increase in net operating assets or non-cash working capital of $24,222 during the year ended December 31, 2014 compared to the same period in 2013.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, was free cash flows used of $31,554 during the year ended December 31, 2014 compared to free cash flows generated of $3,107 during the same period in 2013. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2014	2013

Net cash (used in) provided by operating activities	$(28,675)	$7,471
Purchase of property and equipment	(2,879)	(4,364)
Free cash flow	$(31,554)	$3,107

Net Cash From Investing Activities

Consolidated net cash provided by investing activities increased by $73,355 to $68,279 during the year ended December 31, 2014 compared to consolidated net cash used in investing activities of $5,076 during the year ended December 31, 2013. The increase in investing activities in the current year relates to the $81,140 of net proceeds we received for the sale of Gregory partially offset by the purchase of marketable securities of $9,994. Investing activities during the year ended December 31, 2013 included the Company’s acquisition of Gregory’s Japanese distribution assets from Kabushiki Kaisha A&F, the prior distributor of Gregory’s products in Japan, for $750. These activities, as well as a decrease in capital expenditures generated an increase in net cash provided by investing activities compared to the year ended December 31, 2013.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $12,851 during the year ended December 31, 2014, compared to consolidated net cash used in financing activities of $2,525 during the year ended December 31, 2013. The financing activities during the year ended December 31, 2014 includes repayments of long-term debt of $9,453. The financing activities during the year ended December 31, 2013 included proceeds from issuance of long-term debt of $10,216. The additional repayments of long-term debt and the absence of the proceeds during the year ended December 31, 2014 generated an increase in net cash used in financing compared to the year ended December 31, 2013.

Net Operating Loss

As of December 31, 2014, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $167,303 ($294, relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $1,337 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $167,009 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2014, the Company’s gross deferred tax asset was $73,465. The Company has recorded a valuation allowance of $16,081, resulting in a net deferred tax asset of $57,384, before deferred tax liabilities of $21,644. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2014, because the ultimate realization of those assets does not meet the more likely than not criteria. The ultimate realization of U.S. deferred tax assets is dependent upon the generation of approximately $137,000 of future U.S. taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire; approximately $117,000 of future U.S. taxable income must be generated by 2022 to realize the net recorded deferred tax asset for net operating loss carryforwards.

On July 23, 2014, the Company completed the GMP Sale and will utilize approximately $48,273 of its net operating loss carryforwards in the transaction, leaving a balance of approximately $167,303 for future utilization.

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

All debt associated with the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00 or if the Company has cash or marketable securities equal to or greater than $30,000. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ration is less than 1.00.

The Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Second Amended and Restated Loan Agreement. In addition, the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Second Amended and Restated Loan Agreement. The Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2014, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2014, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2014, excluding note discounts of $4,119, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Long-term debt (1)	$22,712	$31	$22,681	$-	$-
Line of credit facilities (2)	3,844	3,844	-	-	-
Other long-term liabilities (3)	2,142	-	11	-	2,131
Unrecorded commitments:
Interest payment obligations (4)	2,742	1,141	1,601	-	-
Operating leases (5)	4,829	1,578	2,249	502	500
	$36,269	$6,594	$26,542	$502	$2,631

(1)	Long-term debt consists of required principal payments on long-term debt.

(2)	Line of credit facilities represents required principal payments on the Company’s foreign credit facilities and receivable securitization securities.

(3)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet primarily related to a pension liability of the benefit plan for the Company’s Swiss employees.

(4)	Interest payment obligations represent required interest payments on long-term debt, long-term credit facilities, and the interest portion of payments on long-term capital leases. Amounts exclude bank fees and accretion of debt discount that would be included in interest expense in the consolidated financial statements.

(5)	Operating leases represent required minimum lease payments.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $20,000 unsecured revolving credit facility (the “Loan”). We have cash flow exposure on the Loan since the interest is indexed to LIBOR. As of December 31, 2014, the applicable interest rate for the outstanding borrowings under the Loan would have been 2.15%.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2014, approximately 50% of our sales were denominated in foreign currencies, the most significant of which were the Euro, Canadian Dollar, British Pound, Norwegian Kroner, Swedish Krona, Japanese Yen and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

Derivative Instrument Risks

We employ a variety of practices to manage these market risks, including operating and financing activities and, where deemed appropriate, the use of derivative instruments. Derivative instruments are used only for risk management purposes and not for speculation or trading. Derivatives are such that a specific debt instrument, contract, or anticipated purchase determines the amount, maturity, and other specifics of the hedge. If a derivative contract is entered into, we either determine that it is an economic hedge or we designate the derivative as a cash flow or fair value hedge. We do not hold derivative financial investments, derivative commodity investments, engage in foreign currency hedging or other transactions that expose us to material market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACK DIAMOND, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, UT
March 16, 2015

BLACK DIAMOND, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2014	2013
Assets
Current assets
Cash	$31,034	$4,478
Marketable securities	9,902	-
Accounts receivable, net	38,734	40,316
Inventories	64,481	54,054
Prepaid and other current assets	6,111	4,797
Income tax receivable	5,333	49
Deferred income taxes	2,965	2,687
Total current assets	158,560	106,381

Property and equipment, net	13,760	17,401
Other intangible assets, net	24,912	35,530
Indefinite lived intangible assets	35,600	51,679
Goodwill	41,983	57,703
Deferred income taxes	37,877	50,666
Other long-term assets	2,821	2,063
Total assets	$315,513	$321,423

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$28,639	$27,349
Deferred income taxes	26	-
Current portion of long-term debt	3,875	1,910
Total current liabilities	32,540	29,259

Long-term debt	18,562	36,131
Deferred income taxes	5,076	6,786
Other long-term liabilities	2,142	1,997
Total liabilities	58,320	74,173

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,801 and 32,526 issued and 32,704 and 32,451 outstanding	3	3
Additional paid in capital	482,985	477,890
Accumulated deficit	(223,197)	(237,204)
Treasury stock, at cost	(186)	(2)
Accumulated other comprehensive (loss) income	(2,412)	6,563
Total stockholders' equity	257,193	247,250
Total liabilities and stockholders' equity	$315,513	$321,423

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Sales
Domestic sales	$77,403	$68,227	$61,703
International sales	115,737	99,882	83,620
Total sales	193,140	168,109	145,323

Cost of goods sold	118,242	107,052	89,759
Gross profit	74,898	61,057	55,564

Operating expenses
Selling, general and administrative	81,077	74,537	55,946
Restructuring charge	3,583	175	73
Merger and integration	-	565	244
Transaction costs	-	54	2,029

Total operating expenses	84,660	75,331	58,292

Operating loss	(9,762)	(14,274)	(2,728)

Other (expense) income
Interest expense, net	(2,684)	(2,577)	(2,467)
Other, net	(296)	350	869

Total other expense, net	(2,980)	(2,227)	(1,598)

Loss before income tax	(12,742)	(16,501)	(4,326)
Income tax benefit	(3,551)	(5,369)	(3,464)
Loss from continuing operations	(9,191)	(11,132)	(862)

Discontinued operations, net of tax	23,198	5,262	2,814

Net income (loss)	14,007	(5,870)	1,952

Other comprehensive (loss) income, net of tax:
Unrealized loss on marketable securities	(59)	-	-
Foreign currency translation adjustment	(11,418)	1,294	3,642
Unrealized income (loss) on hedging activities	2,502	(442)	(675)
Other comprehensive (loss) income	(8,975)	852	2,967
Comprehensive income (loss)	$5,032	$(5,018)	$4,919

Loss from continuing operations per share:
Basic	$(0.28)	$(0.35)	$(0.03)
Diluted	(0.28)	(0.35)	(0.03)

Net income (loss) per share:
Basic	$0.43	$(0.18)	$0.07
Diluted	0.43	(0.18)	0.07

Weighted average shares outstanding:
Basic	32,567	32,007	29,817
Diluted	32,567	32,007	29,817

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net income (loss)	$14,007	$(5,870)	$1,952
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	4,292	4,696	3,685
Amortization of intangible assets	3,202	3,583	2,268
Impairment of long-lived assets	2,056	-	-
Gain on sale of Gregory Mountain Products	(39,491)	-	-
Accretion of notes payable	1,337	1,162	1,025
Loss on disposition of assets	46	59	39
Stock-based compensation	1,853	3,010	1,766
Deferred income taxes and income tax receivable	4,977	(1,847)	(2,540)
Changes in operating assets and liabilities:
Accounts receivable	(7,866)	(8,903)	(4,976)
Inventories	(20,685)	7,430	(2,391)
Prepaid and other current assets	1,583	(312)	(2,782)
Accounts payable and accrued liabilities	5,424	4,463	(1,487)
Other	590	-	-
Net cash (used in) provided by operating activities	(28,675)	7,471	(3,441)

Cash Flows From Investing Activities:
Purchase of marketable securities	(9,994)	-	-
Proceeds from the sale of Gregory Mountain Products	81,140	-	-
Purchase of businesses, net of cash received	-	-	(50,327)
Purchase of intangible assets	-	(750)	-
Proceeds from disposition of property and equipment	12	38	31
Purchase of property and equipment	(2,879)	(4,364)	(5,496)
Net cash provided by (used in) investing activities	68,279	(5,076)	(55,792)

Cash Flows From Financing Activities:
Net repayments of revolving credit facilities	(6,456)	(12,771)	(1,497)
Repayments of long-term debt	(9,453)	(1,158)	(1,585)
Proceeds from issuance of long-term debt	-	10,216	-
Purchase of treasury stock	(184)	-	-
Proceeds from exercise of stock options	1,558	1,188	2,761
Excess tax benefits from share-based payment arrangements	1,684	-	-
Proceeds from the sale of common stock, net	-	-	62,562
Net cash (used in) provided by financing activities	(12,851)	(2,525)	62,241

Effect of foreign exchange rates on cash	(197)	(503)	(297)

Change in cash	26,556	(633)	2,711
Cash, beginning of period	4,478	5,111	2,400
Cash, end of period	$31,034	$4,478	$5,111

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$10,355	$(301)	$881
Cash paid for interest	$2,087	$2,320	$1,834
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for acquisitions	$-	$-	$3,791
Property and equipment purchased with accounts payable	$567	$185	$-

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income	Equity

Balance, December 31, 2011	21,839	$2	$402,716	$(233,286)	(75)	$(2)	$2,744	$172,174
Net income	-	-	-	1,952	-	-	-	1,952
Other comprehensive income	-	-	-	-	-	-	2,967	2,967
Stock compensation plans, net	626	-	4,527	-	-	-	-	4,527
Shares issued in acquisition of POC	460	-	3,791	-	-	-	-	3,791
Issuance of common stock	8,913	1	62,561	-	-	-	-	62,562
Tax benefit from employee stock options	-	-	33	-	-	-	-	33
Balance, December 31, 2012	31,838	$3	$473,628	$(231,334)	(75)	$(2)	$5,711	$248,006
Net loss	-	-	-	(5,870)	-	-	-	(5,870)
Other comprehensive income	-	-	-	-	-	-	852	852
Stock compensation plans, net	688	-	4,198	-	-	-	-	4,198
Tax benefit from employee stock options	-	-	64	-	-	-	-	64
Balance, December 31, 2013	32,526	$3	$477,890	$(237,204)	(75)	$(2)	$6,563	$247,250
Net income	-	-	-	14,007	-	-	-	14,007
Other comprehensive loss	-	-	-	-	-	-	(8,975)	(8,975)
Purchase of treasury stock	-	-	-	-	(22)	(184)	-	(184)
Stock compensation plans, net	275	-	3,411	-	-	-	-	3,411
Tax benefit from employee stock options	-	-	1,684	-	-	-	-	1,684
Balance, December 31, 2014	32,801	$3	$482,985	$(223,197)	(97)	$(186)	$(2,412)	$257,193

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Nature of Business

Black Diamond, Inc. is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, cycling and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond®, POC™ and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and cyclists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond®, POC™ and PIEPS™ brands are iconic in the active outdoor ski and cycling industries and linked intrinsically with the modern history of the sports we serve. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012 we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012 we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company and Gregory Mountain Products, its then wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 4. Discontinued Operations to the notes to consolidated financial statements.

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

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and the weighted average exchange rate for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other (expense) income in the consolidated statements of comprehensive income (loss).

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and 2013, the Company did not hold any amounts that were considered to be cash equivalents.

Marketable Securities

Marketable securities consist of an exchange-traded fund. The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive (loss) income until realized. The cost basis of the exchange traded fund is $9,994 and the unrealized losses were $59, net of taxes of $33, as of December 31, 2014.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts based on a percentage of outstanding trade receivables. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts. Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged. The allowance for doubtful accounts was $724 and $641 at December 31, 2014 and 2013. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2014, 2013, and 2012.

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

Goodwill and Other Intangible Assets

Goodwill resulted from acquisitions and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets. Goodwill and indefinite lived intangible assets are not amortized, but rather tested for impairment on an annual basis or more often if events or circumstances indicate a potential impairment exists. Other intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable.

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

Revenue Recognition

The Company sells its products pursuant to customer orders or sales contracts entered into with its customers. Revenue is recognized when title and risk of loss pass to the customer and when collectability is reasonably assured. Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of comprehensive income (loss).

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the allowances that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2014, our actual annual sales returns have been less than 3 percent of net sales. The allowance for outstanding sales returns from customers is insignificant to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales. During 2013, PIEPS implemented a voluntary recall of all of its PIEPS VECTOR avalanche transceivers due to functional issues that may not be readily apparent to a user of this product. As a result of the voluntary recall the Company incurred a charge of $1,541 in costs of sales during the year ended December 31, 2013 and does not anticipate incurring any further charges as a result of the recall.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations was $3,310, $3,142, and $1,689 for the years ended December 31, 2014, 2013, and 2012, respectively.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty reserve is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company has not experienced significant warranty claims on its products.

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs for continuing operations were $9,037, $8,897, and $4,239 for the years ended December 31, 2014, 2013, and 2012, respectively.

Income Taxes

Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered likely to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested.

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

During the years ended December 31, 2014, 2013 and 2012, Recreational Equipment, Inc. (“REI”) accounted for approximately 11%, 11% and 12%, respectively, of the Company’s sales for continuing operations.

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2014.

Segment Information

The Company has determined that during 2014, 2013, and 2012, the Company operated in one principal business segment.

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

Accounting Pronouncements Not Yet Adopted

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014. We do not believe the adoption of this guidance will have a significant impact the Company’s consolidated statements and related disclosures.

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

NOTE 4. DISCONTINUED OPERATIONS

As discussed above in Note 1, during the year ended December 31, 2014, the Company and Gregory, its then wholly-owned subsidiary, completed the GMP Sale pursuant to the terms of the GMP Purchase Agreement. The Company received $84,135 in cash for the GMP Sale and paid $2,995 in transaction fees for net proceeds of $81,140. The Company recognized a pre-tax gain on such sale of $39,491 and tax expense of $19,424. Summarized results of discontinued operations are as follows:

	Year Ended December 31,
	2014	2013	2012

Sales	20,684	34,927	30,554

Income from operations of GMP	4,138	8,558	4,414
Gain on sale of GMP	39,491	-	-
Income tax expense	(20,431)	(3,296)	(1,600)
Income from discontinued operations, net of tax	$23,198	$5,262	$2,814

In connection with the GMP Sale, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank is allocated to discontinued operations in our consolidated financial statements. Total interest expense allocated to discontinued operations for the years ended December 31, 2014, 2013, and 2012, was $635, $1,008 and $495, respectively.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 5. INVENTORIES

Inventories, as of December 31, 2014 and December 31, 2013, were as follows:

	December 31,
	2014	2013

Finished goods	$53,274	$45,734
Work-in-process	1,177	891
Raw materials and supplies	10,030	7,429
	$64,481	$54,054

NOTE 6. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2014 and December 31, 2013, were as follows:

	December 31,
	2014	2013

Land	$2,850	$2,850
Building and improvements	4,167	4,999
Furniture and fixtures	4,412	4,680
Computer hardware and software	5,154	6,773
Machinery and equipment	11,892	13,868
Construction in progress	547	1,218
	29,022	34,388
Less accumulated depreciation	(15,262)	(16,987)
	$13,760	$17,401

Depreciation expense for continuing operations was $4,253, $4,558, and $3,448 for the years ended December 31, 2014, 2013, and 2012, respectively.

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the year ended December 31, 2014 from $57,703 to $41,983 due to the GMP Sale and the impact of foreign currency exchange rates. There was an increase in goodwill during the year ended December 31, 2013 from $57,481 to $57,703 due to the impact of foreign currency exchange rates. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. The following table summarizes the changes in goodwill:

Balance at December 31, 2012	$57,481

Impact of foreign currency exchange rates	222

Balance at December 31, 2013	$57,703

Decrease due to the GMP Sale	(12,620)
Impact of foreign currency exchange rates	(3,100)

Balance at December 31, 2014	$41,983

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd., POC and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks will not be amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was a decrease in tradenames and trademarks during the year ended December 31, 2014 due to the GMP Sale and the impact of foreign currency exchange rates. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2013	$51,679

Decrease due to the GMP Sale	(13,050)
Impact of foreign currency exchange rates	(3,029)

Balance at December 31, 2014	$35,600

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the year ended December 31, 2014 due to the GMP Sale and the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2013	$43,552

Decrease due to the GMP Sale	(6,233)
Impact of foreign currency exchange rates	(3,882)

Gross balance at December 31, 2014	$33,437

Intangible assets, net of amortization as of December 31, 2014 and December 31, 2013, were as follows:

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$23,096	$(6,533)	$16,563	14.4 years
Product technologies	7,530	(1,325)	6,205	15.4 years
Trade name	1,864	(233)	1,631	20.0 years
Core technologies	947	(434)	513	10.0 years
	$33,437	$(8,525)	$24,912	14.8 years

	December 31, 2013
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$30,809	$(6,217)	$24,592	14.1 years
Product technologies	8,992	(1,048)	7,944	15.3 years
Trade name	2,246	(168)	2,078	20.0 years
Core technologies	1,505	(589)	916	9.3 years
	$43,552	$(8,022)	$35,530	14.5 years

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Amortization expense for continuing operations for the years ended December 31, 2014, 2013, and 2012, was $2,985, $3,063, and $1,798, respectively. Future amortization expense for other intangible assets as of December 31, 2014 is as follows:

2015	$2,426
2016	2,007
2017	2,007
2018	2,007
2019	2,007
Thereafter	14,458
$24,912

NOTE 8. LONG-TERM DEBT

Long-term debt, net as of December 31, 2014 and December 31, 2013, was as follows:

	December 31,
	2014	2013

Revolving credit facilities (a)	$-	$10,320
Foreign credit facilities (b)	3,844	997
5% Senior Subordinated Notes due 2017 (c)	18,491	17,154
Capital leases (d)	-	47
Term notes (e)	102	9,523
	22,437	38,041
Less current portion	(3,875)	(1,910)
	$18,562	$36,131

(a)	As of December 31, 2014, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of April 1, 2017. On July 23, 2014, upon the closing of the GMP Sale, the Company paid off amounts outstanding under the revolving credit facility with the Lender in full.

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

All debt associated with the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00 or if the Company has cash or marketable securities equal to or greater than $30,000. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Second Amended and Restated Loan Agreement. In addition, the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Second Amended and Restated Loan Agreement. The Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

(b)	The Company’s foreign subsidiaries have revolving credit facilities with various financial institutions. As of December 31, 2014 and 2013, the credit limit on these facilities was approximately $7,684 and $1,956, respectively, and the Company’s foreign subsidiaries had drawn $3,844 and $314, respectively, on these facilities. The outstanding facility as of December 31, 2014 has a variable interest rate of 2.61% with a maturity of January 31, 2015. The facilities are secured by certain assets of the foreign subsidiaries. The Company had $0 and $340 in letters of credit as of December 31, 2014 and 2013, respectively.

Liabilities assumed through the Company’s acquisition of POC included a receivable securitization facility with a foreign financial institution, which was utilized in the normal course of business as part of managing cash flows. The facility was closed during the year ended December 31, 2014. As of December 31, 2013, the Company had utilized $683 of the available $2,314 on this facility. The Company’s obligation to the financial institution was collateralized by accounts receivable. At December 31, 2013, the Company’s consolidated balance sheet included $683 receivables that were securitized and $683 of associated liabilities.

(c)	In connection with the Company’s acquisition of Gregory on May 2010, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes. During the years ended December 31, 2014, 2013 and 2012, $1,337, $1,162 and $1,012, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of comprehensive income (loss).

(d)	The various capital leases payable to banks were paid off during the year ended December 31, 2014.

(e)	The Loan Agreement provided for a Term Facility pursuant to which the Lender made available $15,000 for funding permanent working capital, of which $10,000 was used upon the close of the Loan Agreement to reduce amounts owed on the already existing revolving credit facility. On February 28, 2014, the Loan Agreement was amended to eliminate the remaining $5,000 of unused term debt. On July 23, 2014, upon the closing of the GMP Sale, the Company paid off amounts outstanding under the Term Facility with the Lender, which was $8,954 as of June 30, 2014. On October 31, 2014, pursuant to the Second Amended and Restated Loan Agreement, the Company terminated its outstanding term loan facility. Other various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% monthly installments ranging from $0 to $3. The notes mature between January 2016 and March 2017 and are secured by certain equipment.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2014 are as follows:

2015	$3,875
2016	3
2017	22,678
2018	-
2019	-
Thereafter	-
Total future long-term debt payments	26,556
Less amount representing debt discounts	(4,119)
Total carrying amount of long-term debt	22,437
Less current portion	(3,875)
Long-term debt obligations	$18,562

Property held under capital leases as of December 31, 2014 and 2013, was $0 and $228, respectively, and accumulated amortization was $0 and $98, respectively.

NOTE 9. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,142 and $1,997 as of December 31, 2014 and 2013, respectively, with $2,131 and $1,621 of the balance as of December 31, 2014 and 2013, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $2,131 and $1,621 as other long-term assets for the underfunded amount as of December 31, 2014 and 2013, respectively.

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

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

At December 31, 2014, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At December 31, 2014 there was no such exposure to the counterparty. The Company’s exposure to the counterparty credit risk is limited to the aggregate unrealized gain of $3,422 at December 31, 2014. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2014 and 2013:

	December 31, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	12,053	February-16
Foreign exchange contracts - British Pounds	2,739	February-16
Foreign exchange contracts - Euros	36,673	February-16
Foreign exchange contracts - Swiss Francs	31,344	February-16

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

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains of $228 and $804 were reclassified to sales during the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2013, the Company reported an accumulated derivative instrument loss of $611. During the year ended December 31, 2014, the Company reported an adjustment to accumulated other comprehensive income of $2,502, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument gain of $1,891 reported as of December 31, 2014.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2014 and 2013:

	Classification	December 31, 2014	December 31, 2013

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$3,066	$682
Forward exchange contracts	Other long-term assets	$446	$76

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$79	$1,492
Forward exchange contracts	Other long-term liabilities	$11	$230

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2013	$-	$7,174	$(611)	$6,563
Other comprehensive (loss) income before reclassifications	(59)	(11,418)	2,741	(8,736)
Amounts reclassified from other comprehensive (loss) income	-	-	(239)	(239)
Net current period other comprehensive (loss) income	(59)	(11,418)	2,502	(8,975)
Balance as of December 31, 2014	$(59)	$(4,244)	$1,891	$(2,412)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the year ended December 31, 2014 were as follows:

Affected line item in the Consolidated Statement of Comprehensive Income (Loss)	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive Income (Loss)

Sales	$228
Other, net	153
Less: Income tax expense	142
Amount reclassified, net of tax	$239

NOTE 12. FAIR VALUE OF MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,902	$-	$-	$9,902
Forward exchange contracts	-	3,512	-	3,512
	$9,902	$3,512	$-	$13,414

Liabilities
Forward exchange contracts	$-	$90	$-	$90
	$-	$90	$-	$90

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31, 2013
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$758	$-	$758
	$-	$758	$-	$758

Liabilities
Forward exchange contracts	$-	$1,722	$-	$1,722
	$-	$1,722	$-	$1,722

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  The categorization of the framework used to estimate the fair value of the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  The Company concluded based on its restructuring plan, that long-lived assets, which consisted primarily of property, plant and equipment, required an impairment analysis. We determined that the carrying value of our Asian manufacturing and Asian distribution operations as well as our sales, marketing, and distribution office in Japan were above their fair values of $781. The Company utilized quoted values of similar assets and other estimated unobservable inputs to determine fair value of the property, plant and equipment. As a result, we recognized impairment charges of $2,056 as of December 31, 2014, which related to property, plant and equipment.

NOTE 13. EARNINGS PER SHARE

Basic earnings (loss) per share is computed by dividing earnings by the weighted average number of common shares outstanding during each period. Diluted earnings per share is computed by dividing earnings by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of dilutive outstanding stock options and unvested restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their effect is anti-dilutive to the loss from continuing operations.

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2014	2013	2012

Weighted average shares outstanding - basic	32,567	32,007	29,817
Effect of dilutive stock awards	-	-	-
Weighted average shares outstanding - diluted	32,567	32,007	29,817

Loss from continuing operations per share:
Basic	$(0.28)	$(0.35)	$(0.03)
Diluted	(0.28)	(0.35)	(0.03)

Income from discontinued operations per share:
Basic	$0.71	$0.17	$0.10
Diluted	0.71	0.17	0.10

Net income (loss) per share:
Basic	$0.43	$(0.18)	$0.07
Diluted	0.43	(0.18)	0.07

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For the year ended December 31, 2014, basic loss from continuing operations per share, income from discontinued operations per share, and net income per share were the same as diluted loss from continuing operations per share, income from discontinued operations per share, and net income per share, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the year ended December 31, 2014, options to purchase 1,868 shares of common stock and 19 shares of restricted stock were outstanding and anti-dilutive due to the loss from continuing operations for the year ended December 31, 2014. Additionally, options to purchase 1,184 shares of common stock and 17 shares of restricted stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2014, and 503 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the year ended December 31, 2013, basic loss from continuing operations per share, income from discontinued operations per share, and net loss per share were the same as diluted loss from continuing operations per share, income from discontinued operations per share, and net loss per share, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the year ended December 31, 2013, options to purchase 2,095 shares of common stock and 11 shares of restricted stock were outstanding and anti-dilutive due to the loss from continuing operations for the year ended December 31, 2013. Additionally, options to purchase 711 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2013, and 322 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

For the year ended December 31, 2012, basic loss from continuing operations per share, income from discontinued operations per share, and net income per share were the same as diluted loss from continuing operations per share, income from discontinued operations per share, and net income per share, because all potentially dilutive securities were anti-dilutive due to the loss from continuing operations for the period. For the year ended December 31, 2012, options to purchase 2,047 shares of common stock were outstanding and anti-dilutive due to the loss from continuing operations for the year ended December 31, 2012. Additionally, options to purchase 696 shares of common stock were outstanding and anti-dilutive because the exercise prices were higher than the average market price of the Company’s common stock for the year ended December 31, 2012, and 750 shares of unvested restricted stock were outstanding and excluded as their required performance or market conditions were not met.

NOTE 14. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan will continue in effect until June 2015 unless terminated sooner.  As of December 31, 2014, the number of shares authorized and reserved for issuance under the 2005 Plan is 6,405, subject to automatic annual increase equal to 4% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2014, the Company issued 529 stock options, under the Company’s 2005 Plan, to directors and employees of the Company. Of the 529 options issued, 30 will vest in four equal consecutive quarterly tranches from the date of grant. 300 will vest in four equal consecutive annual tranches starting December 31, 2015. The remaining 199 options will vest in three installments as follows: 80 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013		2012

Number of options	529	143	485	270	500
Option vesting period	1-5 Years	1-5 Years	Immediate	1-5 Years	3-6 Years
Grant price	$7.36 - $14.02	$8.02 - $13.38	$10.40 - $14.71	$7.64 - $9.89	$13.00 - $16.00
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility (a)	45.7% - 55.1%	52.8% - 55.2%	51.6% - 53.9%	53.3% - 59.2%	50.3% - 58.6%
Risk-free interest rate	1.63% - 2.31%	1.04% - 2.45%	1.36% - 1.62%	.71% - 1.44%	.39% - 1.04%
Expected life (years)	5.31 - 6.95 (b)	5.31 - 7.08 (b)	5.00 (c)	5.31 - 7.08 (b)	3.25 - 6.25 (b)
Discount for post-vesting restrictions (d)	0.0%	0.0%	11.5% - 35.0%	0.0%	0.0%
Weighted average fair value	$3.89 - $7.82	$4.23 - $7.53	$1.59 - $5.25	$4.40 - $5.34	$2.64 - $3.94

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

(c)	The Company considered the applicable employee groups as well as the anticipated exercise behavior over the contractual term of the award in developing an estimate of the expected term of these options.

(d)	Because options with post-vesting restrictions create a lack of marketability, the Company discounted the market price used in the Black-Scholes option-pricing model. The Company utilized the Finnerty and Forward Sale models to calculate the discount.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2014, 2013, and 2012 was $2,747, $2,303, and $3,011, respectively, which will be amortized over the vesting period of the options.

Restricted Stock Awards:

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Market Condition Restricted Shares Granted on August 11, 2014

Number issued	45	80	80
Vesting period	$15.00 stock price target	$20.00 stock price target	$22.00 stock price target
Grant price	$8.87	$8.87	$8.87
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	38.2%	38.2%	38.2%
Risk-free interest rate	0.93%	1.62%	1.62%
Expected term (years)	1.32	2.64	2.89
Weighted average fair value	$4.63	$4.72	$4.22

Using these assumptions, the fair value of the market condition restricted stock awards granted on August 11, 2014 was approximately $923, which is being amortized over the expected life of the awards.

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2014	2013	2012

Restricted stock awards	$589	$81	$739
Stock options	1,264	2,904	1,027
Stock awards	-	25	-
Total	$1,853	$3,010	$1,766

For the years ended December 31, 2014, 2013, and 2012, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2014 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2013	3,081	$9.33	$12,320	340

Granted	529	9.79		300
Exercised or vested	(225)	6.92		(50)
Expired	(93)	9.89		-
Forfeited	(172)	8.55		(30)
Outstanding at December 31, 2014	3,120	$9.58	$-	560

Options exercisable at December 31, 2014	2,028	$8.56	$385

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2014:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$4.00 - $10.03	2,055	1,563	5.9	$7.98
$10.04 - $16.00	1,065	465	8.8	$10.51
	3,120	2,028	6.9	$8.56

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2014, there were 1,092 unvested stock options and unrecognized compensation cost of $3,384 related to unvested stock options, as well as 560 unvested restricted stock awards and unrecognized compensation cost of $1,112 related to unvested restricted stock awards.

NOTE 15. RESTRUCTURING

The Company initiated a restructuring plan during 2014 to realign resources within the organization and anticipates completing the plan in 2015. Based on the Company’s restructuring plan, we determined that long-lived assets in certain asset groups required an impairment analysis.  As of the year ended December 31, 2014, the carrying values of our Asian manufacturing and Asian distribution operations as well as our sales, marketing, and distribution office in Japan were above their fair values. We incurred $3,583 of restructuring charges during the year ended December 31, 2014. During the year ended December 31, 2014, we incurred restructuring charges of $2,056 related to impairment of long-lived assets, $813 related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, and $714 other restructuring costs. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the year 2015.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs:

Balance at December 31, 2013	$-
Charges to expense:
Employee termination benefits	813
Asset impairment	2,056
Other costs	714
Total restructuring charges	3,583
Cash payments and non-cash charges:
Cash payments	(1,328)
Asset impairment	(2,056)
Balance at December 31, 2014	$199

As of December 31, 2014, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid throughout 2015. During the year ended December 31, 2013, the Company incurred $175 related to the relocation of POC’s Portsmouth, NH facility to the Company’s U.S. distribution facilities in Salt Lake City, UT.

NOTE 16. COMMITMENTS AND CONTINGENCIES

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

Total rent expense of the Company for the years ended December 31, 2014, 2013, and 2012 was $2,354, $2,321, and $1,944, respectively.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2014 are as follows:

2015	$1,578
2016	1,377
2017	872
2018	368
2019	134
Thereafter	500
$4,829

NOTE 17. INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company is subject to income taxes in certain foreign jurisdictions which creates deferred tax assets and liabilities in these jurisdictions. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Deferred income tax assets are reviewed for recoverability and valuation allowances are provided when it is more likely than not that a deferred tax asset is not realizable in the future.

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. As of December 31, 2014, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2011-2013 and in the foreign jurisdictions of 2005-2013.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 19% - 38%.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. No amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended December 31, 2014, 2013, and 2012, respectively.

Consolidated loss from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2014	2013	2012

U.S. operations	$(9,779)	$(7,576)	$(1,225)
Foreign operations	(2,963)	(8,925)	(3,101)
Loss before income tax	$(12,742)	$(16,501)	$(4,326)

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The components of the provision (benefit) for income taxes consist of the following:

	Year Ended December 31,
	2014	2013	2012

Current:
Federal	$(1,080)	$24	$10
State and local	12	71	(20)
Foreign	54	140	3
	(1,014)	235	(7)
Deferred:
Federal	(1,517)	(2,912)	651
State and local	(171)	(424)	(1,200)
Foreign	(1,005)	(2,268)	(1,608)
	(2,693)	(5,604)	(2,157)
Change in valuation allowance for deferred income taxes	156	-	(1,300)
	(2,537)	(5,604)	(3,457)

Income tax benefit	$(3,551)	$(5,369)	$(3,464)

The allocation of income tax expense was as follows:

	Year Ended December 31,
	2014	2013	2012

Continuing operations	$(3,551)	$(5,369)	$(3,464)
Discontinued operations	20,431	3,296	1,600
	$16,880	$(2,073)	$(1,864)

During the year ended December 31, 2012, the Company’s deferred foreign benefit for income taxes included a benefit of $1,025 related to changes in enacted foreign statutory tax rates.

The following is a reconciliation of the normal expected statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2014	2013	2012

Computed "expected" income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	0.4	4.0	2.9
State income taxes, net of federal income taxes	(1.6)	(0.8)	0.5
Income tax credits	(1.0)	(3.5)	(1.4)
Incentive stock options	1.4	1.7	5.2
Transactions costs	-	-	13.7
Change in effective state rate	1.0	-	(15.6)
Change in enacted foreign statutory rates	-	-	(23.7)
Foreign sourced unearned income	1.8	-	5.2
Undistributed earnings of foreign subsidiaries	3.7	-	-
Other	(0.8)	0.1	(2.4)
Change in valuation allowance	1.2	-	(30.5)
Income tax benefit	(27.9)%	(32.5)%	(80.1)%

 BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$65,415	$82,820
Non-cash compensation	2,441	2,304
Accrued liabilities	2,342	2,100
Reserves and other	2,986	3,318
Intangibles	281	2,056
	73,465	92,598
Valuation allowance	(16,081)	(17,120)
Net deferred tax assets	57,384	75,478
Deferred tax liabilities:
Depreciation	(893)	(1,057)
Discount on notes	(1,502)	(1,967)
Intangibles	(17,627)	(25,746)
Other	(1,622)	(141)
	(21,644)	(28,911)

Total	$35,740	$46,567

As of December 31, 2014, the Company’s gross deferred tax asset was $73,465. The Company has recorded a valuation allowance of $16,081, resulting in a net deferred tax asset of $57,384, before deferred tax liabilities of $21,644. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2014, because the ultimate realization of those assets does not meet the more likely than not criteria.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. In order to utilize the recorded U.S. deferred tax assets the Company will need to generate approximately $137,000 of future U.S. taxable income, of which approximately $117,000 will need to be generated by 2022 to utilize the net operating losses that management considers realizable. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future taxable income. The Company’s conclusion that the deferred tax assets are more likely than not to be realized reflects, among other things, its ability to generate taxable income to utilize the available net operating loss and credit carryforwards. The ability of the Company to generate taxable income and meet management’s projections of future taxable income are dependent upon the growth of U.S. based sales, including apparel sales; the maintaining of gross margins and the controlling of other operating expenses in order to increase the U.S. based taxable income; and/or the execution of certain tax planning strategies available to the Company in the future. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company’s taxable income does not grow as management currently projects over an extended time period, or if the Company realizes unforeseen significant losses in the future, additions to the valuation allowance which reduce the deferred tax assets could be recorded. Moreover, because the majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes, if change in control events occur which could limit the availability of the net operating loss carryforwards under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended, additions to the valuation allowance which would reduce the deferred tax assets could also be recorded. Management has provided a valuation allowance against some of the net deferred income tax assets as of December 31, 2014, because the ultimate realization of those benefits and assets does not meet the more likely than not criteria.

 BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net change in the valuation allowance for deferred income tax assets was $1,039, $490, and $894 during the years ended December 31, 2014, 2013, and 2012, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Balance at Beginning of Year	Charged (Credited) to Costs and Expenses	Other Adjustments (a)	Balance at End of Year

2012	$18,504	$(1,300)	$406	$17,610
2013	17,610	-	(490)	17,120
2014	$17,120	$156	$(1,195)	$16,081

(a)	During the years ended December 31, 2014 and 2013, the decrease in valuation allowance is due to the expiration of state NOL’s that had a full valuation allowance. During the year ended December 31, 2012, the increase in valuation allowance is due to the acquisition of certain deferred tax assets where the more likely than not criteria was not met.

As of December 31, 2014, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $167,303 ($294 relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $1,337 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expired based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2014

Expiration Dates December 31,	Net Operating Loss Amount
2021	$32,428
2022	115,000
2023	5,712
2024	3,566
2025 and beyond	10,597
Total	167,303
Excess stock based payment tax deductions	(294)
After limitations	$167,009

NOTE 18. RELATED PARTY TRANSACTIONS

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2014, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2014, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

NOTE 19. SUBSEQUENT EVENT

On March 16, 2015, the Company announced that it has engaged Rothschild Inc. and Robert W. Baird & Co., Incorporated as financial advisors to lead an exploration of a full range of strategic alternatives for each of the Company’s brands, Black Diamond, POC and PIEPS.  There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2014 and 2013. Certain amounts have been revised from those previously reported in the Company’s quarterly reports on Form 10-Q in order to present the results of the GMP Sale as discontinued operations. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$44,432	$34,422	$54,861	$59,425
Gross profit	16,642	12,344	22,721	23,191
Loss from continuing operations	(3,402)	(4,443)	(419)	(927)
Discontinued operations, net of tax	2,075	(540)	20,822	841
Net (loss) income	(1,327)	(4,983)	20,403	(86)

Loss from continuing operations per share:
Basic	$(0.10)	$(0.14)	$(0.01)	$(0.03)
Diluted	(0.10)	(0.14)	(0.01)	(0.03)

Income (loss) from discontinued operations per share:
Basic	$0.06	$(0.01)	$0.64	$0.03
Diluted	0.06	(0.01)	0.64	0.03

Net (loss) income per share:
Basic	$(0.04)	$(0.15)	$0.63	$(0.00)
Diluted	(0.04)	(0.15)	0.63	(0.00)

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$40,617	$29,162	$44,181	$54,149
Gross profit	14,786	10,549	15,459	20,263
(Loss) income from continuing operations	(3,851)	(4,181)	(3,646)	546
Discontinued operations, net of tax	819	1,913	2,340	190
Net (loss) income	(3,032)	(2,268)	(1,306)	736

(Loss) income from continuing operations per share:
Basic	$(0.12)	$(0.13)	$(0.11)	$0.02
Diluted	(0.12)	(0.13)	(0.11)	0.02

Income from discontinued operations per share:
Basic	$0.02	$0.06	$0.07	$-
Diluted	0.02	0.06	0.07	-

Net (loss) income per share:
Basic	$(0.10)	$(0.07)	$(0.04)	$0.02
Diluted	(0.10)	(0.07)	(0.04)	0.02

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2014, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2014, were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Black Diamond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Black Diamond, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Diamond, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Salt Lake City, UT
March 16, 2015

BLACK DIAMOND, INC.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of ethics may be accessed at www.blackdiamond-inc.com, our Internet website, at the tab “Corporate Governance” under the section called “Investor Relations.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2015 Annual Meeting of Stockholders, is incorporated herein by reference.

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

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated as of May 7, 2010 by and among Clarus Corporation, Everest/Sapphire Acquisition, LLC, Sapphire Merger Corp., Black Diamond Equipment, Ltd. and Ed McCall, as Stockholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.2	Agreement and Plan of Merger dated as of May 7, 2010 by and among Clarus Corporation, Everest/Sapphire Acquisition LLC, Everest Merger I Corp., Everest Merger II, LLC, Gregory Mountain Products, Inc. and Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.3	Asset Purchase Agreement by and among Samsonite LLC, Black Diamond, Inc. and Gregory Mountain Products, LLC, dated as of June 18, 2014 (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 23, 2014 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 31, 2003 and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 24, 2011 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Peter Metcalf, dated as of June 5, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.3	Employment Agreement between the Company and Warren B. Kanders, dated as of June 5, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.4	Employment Agreement between the Company and Robert R. Schiller, dated as of June 5, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.5	Employment Agreement, dated as of August 11, 2014, between Black Diamond, Inc. and Zeena Freeman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 15, 2014 and incorporated herein by reference). *

10.6	Letter Agreement, dated as of August 11, 2014, between Black Diamond, Inc. and Peter Metcalf (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 15, 2014 and incorporated herein by reference). *

10.7	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference).*

10.8	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).*

10.9	Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2005 and incorporated herein by reference).*

10.10	Amendment to the Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2006 and incorporated herein by reference).*

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.11	Amended and Restated Loan Agreement, effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.12	Promissory Note (Term Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.13	Promissory Note (Revolving Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.14	Promissory Note (Acquisition Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.15	Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.16	Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.17	First Amendment dated as of February 28, 2014, to Amended and Restated Loan Agreement, dated effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

10.18	Amended and Restated Promissory Note (Term Loan) dated as of February 28, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

10.19	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.20	Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 4, 2014 and incorporated herein by reference).

10.21	Second Amended and Restated Promissory Note (Revolving Loan) dated effective as of October 31, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 4, 2014 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 16, 2015
By:/s/ Aaron J. Kuehne

Aaron J. Kuehne,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Peter R. Metcalf	Chief Executive Officer and Director (Principal Executive Officer)
Peter R. Metcalf

/s/ Zeena A. Freeman	President and Director
Zeena A. Freeman

/s/ Aaron J. Kuehne	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Aaron J. Kuehne

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

21.1	Subsidiaries of Black Diamond, Inc.**

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**	Filed herewith

***	Furnished herewith

