Form 10-K/A
period 2014-12-31
Black Diamond, Inc.
filed 2015-04-30
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-34767

BLACK DIAMOND, INC.

(Exact name of registrant as specified in its charter)

Delaware	58-1972600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2084 East 3900 South Salt Lake City, Utah	84124
(Address of principal executive offices)	(Zip code)

(801) 278-5552
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Global Select Market

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

As of April 16, 2015, there were 32,711,671 shares of common stock, par value $0.0001, outstanding.

Explanatory Note

This Form 10-K/A, Amendment No. 1, is being filed in order to add the information required by Items 10 through 14 of Part III, which was originally intended to be incorporated into the Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2014 (“Original Filing”) by reference to the information to be included in the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders. Except for the inclusion of the information described above, no other changes have been made to the Original Filing. The Original Filing continues to apply as of the date of the Original Filing and the registrant has not updated the disclosure contained therein to reflect any events which occurred subsequent to the filing of the Original Filing or to modify the disclosure contained in the Original Filing, except to the extent of the information included herein.

References in this report to “Black Diamond,” “Company,” “we,” “our,” and “us,” refer to Black Diamond, Inc.

INDEX

BLACK DIAMOND, INC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors of the Registrant

Set forth below are the names of the persons who are the directors of the Company, their ages and respective business backgrounds, including directorships of other public companies:

Warren B. Kanders, 57, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc. (“Kanders & Co.”), a private investment firm principally owned and controlled by Mr. Kanders, that makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and as the Chief Executive Officer from April 2003, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets. Mr. Kanders served as Chairman of the Board of Directors of Gregory Mountain Products (“Gregory”) from March 2008 until May 2010. Mr. Kanders served as a director of Highlands Acquisition Corp. (“Highlands”), a publicly-held blank check company from May 2007 until September 2009. From April 2004 until October 2006, he served as the Executive Chairman, and from October 2006 until September 2009, served as the Non-Executive Chairman of the Board of Directors of Stamford Industrial Group, Inc., which was an independent manufacturer of steel counterweights. Since November 2004, Mr. Kanders has served as the Chairman of the Board of Directors of Personal Care Group, Inc., a manufacturer of personal care products. From October 1992 to May 1996, Mr. Kanders served as Vice Chairman of the Board of Directors of Benson Eyecare Corporation, a formerly publicly-listed manufacturer and distributor of eye care products and services. Mr. Kanders graduated with an A.B. degree in Economics from Brown University. Mr. Kanders also serves on the board of trustees of the Whitney Museum of American Art, the Choate Rosemary Hall School and the Winston Churchill Foundation. Based upon Mr. Kanders’ role as Executive Chairman of the Company, service as a chairman and a director of a wide range of other public companies, financial background and education, as well as his extensive investment, capital raising, acquisition and operating expertise, the Company believes that Mr. Kanders has the requisite set of skills to serve as a Board member of the Company.

Robert R. Schiller, 52, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991. Based upon Mr. Schiller’s role as Executive Vice Chairman of the Company as well as his extensive experience as an executive officer and director, together with his educational experience and his extensive operational, acquisition, corporate governance, financial and transactional expertise, the Company believes that Mr. Schiller has the requisite set of skills to serve as a Board member of the Company.

Peter R. Metcalf, 59, has served as Chief Executive Officer and director since May 2010. Mr. Metcalf previously served as our President from May 2010 until August 2014. Mr. Metcalf served as the Chief Executive Officer and Chairman of the Board of Directors of Black Diamond Equipment since co-founding it in 1989 until the completion of the Company’s acquisition of Black Diamond Equipment in May 2010. He is a graduate of the University of Colorado, with a major in Political Science. He also earned a Certificate in Management from the Peter Drucker Center of Management. Based upon Mr. Metcalf’s role as Chief Executive Officer of the Company as well as being the co-founder of Black Diamond Equipment which provides Mr. Metcalf with an extensive knowledge of Black Diamond Equipment’s history, products, strategies and culture, the Company believes that Mr. Metcalf has the requisite set of skills to serve as a Board member of the Company.

Zeena A. Freeman, 47, has served as our President and a director since August 2014. Ms. Freeman was Principal of Freeman Global LLC, advising clients on global retail strategy, digital and multi-channel innovation from January 2012 to August 2014. From November 2009 to November 2011, Ms. Freeman served at Sony Corporation as General Manager of Global Retail responsible for Sony’s worldwide store and e-commerce businesses; she also served as the Senior Vice President of Consumer Business Development for Sony Corporation of America, and was a member of the Global Sales and Marketing team in Tokyo. From July 2007 to June 2009, Freeman served as CEO of PEOPLE, an Indian fashion and lifestyle retail business that is part of the multi-national Aditya Birla Group. From August 1997 to April 2007, Ms. Freeman held a variety of senior merchandising and management roles principally at Gap, Inc., where she was Vice President and General Merchandise Manager of Banana Republic Factory Stores, Divisional Merchandise Manager, babyGap, and Divisional Merchandise Manager, Old Navy Canada. She also served as the special business assistant to Gap, Inc.’s CEO from January1999 to June 2000. Ms. Freeman received her B.A. degree from Hamilton College and her MBA from New York University. Based upon Ms. Freeman’s role as President of the Company and her extensive brand management, and consumer product and omni-channel expertise, the Company believes that Ms. Freeman has the requisite set of skills to serve as a Board member of the Company.

Donald L. House, 73, has served as one of our directors since January 1993. Mr. House served as Chairman of our Board of Directors from January 1994 until December 1997 and as our President from January 1993 until December 1993. Mr. House also served as a member of the Board of Directors of Carreker Corporation from May 1998 until March 2007. Mr. House is a private investor and he serves on the board of directors as well as the Chairman and Co-Chairman of several privately-held companies. Mr. House graduated with B.S. and M.S. degrees from the Georgia Institute of Technology. Based upon Mr. House’s role as the Chairman of the Compensation Committee of the Company’s Board of Directors, prior experience as a chairman and an executive officer of companies in a variety of industries, financial expertise and extensive experience serving as a member of the boards of directors and committees of other public companies, the Company believes that Mr. House has the requisite set of skills to serve as a Board or Board committee member of the Company.

Nicholas Sokolow, 65, has served as one of our directors since June 2002. From January 1996 until its sale to BAE Systems on July 31, 2007, Mr. Sokolow served as a member of the Board of Directors of Armor Holdings. Mr. Sokolow served as a member of the Board of Directors of Stamford Industrial Group, Inc. from October 2006 until September 2009. Since 2007, Mr. Sokolow has been practicing law at the firm of Lebow & Sokolow LLP. From 1994 to 2007, Mr. Sokolow was a partner at the law firm of Sokolow, Carreras & Partners. From June 1973 until October 1994, Mr. Sokolow was an associate and partner at the law firm of Coudert Brothers. Mr. Sokolow graduated with Economics and Finance degrees from the Institut D’Etudes Politiques, a Law degree from the Faculte de Droit and a Masters of Comparative Law degree from the University of Michigan. Based upon Mr. Sokolow’s role as the Chairman of the Nominating/Corporate Governance Committee of the Company’s Board of Directors, education, legal background involving mergers and acquisitions, corporate governance expertise and extensive experience serving as a member of the boards of directors and committees of other public companies, the Company believes that Mr. Sokolow has the requisite set of skills to serve as a Board or Board committee member of the Company.

Michael A. Henning, 74, has served as one of our directors since May 2010. Mr. Henning served as a director and the Chairman of the Audit Committee of the Board of Directors of Highlands from May 2007 until September 2009. Since 2000, Mr. Henning has been the Chairman of the Audit Committee and member of the Compensation Committee, and has previously served as the Vice Chairman of the Finance Committee, of the Board of Directors of CTS Corporation, a NYSE-listed company that provides electronic components to auto, wireless and PC businesses. In December 2002, he joined the Board of Directors of Omnicom Group Inc., a global communications company, where he also serves on the Audit Committee and the Compensation Committee. Mr. Henning is also a member of the Board of Directors, and serves on the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, of Landstar System, Inc., a NASDAQ-listed transportation and logistics services company. Mr. Henning retired as Deputy Chairman from Ernst & Young in 2000 after forty years with the firm. Mr. Henning was the inaugural Chief Executive Officer of Ernst & Young International, serving from 1993 to 1999. From 1991 to 1993, he served as Vice Chairman of Tax Services at Ernst & Young. Mr. Henning was also the Managing Partner of the firm’s New York office, from 1985 to 1991, and the Partner in charge of International Tax Services, from 1978 to 1985. From 1994 to 2000, Mr. Henning served as a Co-Chairman of the Foreign Investment Advisory Board of Russia, where he co-chaired a panel of 25 chief executive officers from the G-7 countries who advised the Russian government in adopting international accounting and tax standards. Mr. Henning graduated with a B.B.A. degree from St. Francis College and received a Certificate from the Harvard University Advanced Management Program. Mr. Henning is a Certified Public Accountant. Based upon Mr. Henning’s role as the Chairman of the Audit Committee of the Company’s Board of Directors, his accounting and financial expertise and extensive experience serving as a member of the boards of directors and committees of other public companies, the Company believes that Mr. Henning has the requisite set of skills to serve as a Board or Board committee member of the Company.

EXECUTIVE OFFICERS

The following table sets forth the name, age and position of each of our executive officers as of the date hereof. Our executive officers are appointed by and serve at the discretion of the Board of Directors of Black Diamond.

Name	Age	Position

Warren B. Kanders	57	Executive Chairman of the Board of Directors
Robert R. Schiller	52	Executive Vice Chairman of the Board of Directors
Peter R. Metcalf	59	Chief Executive Officer
Zeena A. Freeman	47	President
Aaron J. Kuehne	36	Chief Financial Officer, Secretary and Treasurer
Mark Ritchie	56	Chief Operating Officer

See “Board of Directors of the Registrant” for biographical information with respect to Warren B. Kanders, Robert R. Schiller, Peter R. Metcalf and Zeena A. Freeman

Aaron J. Kuehne, 36, has served as our Chief Financial Officer, Secretary and Treasurer since March 2013. From March 2013 to November 2013, Mr. Kuehne served as the Company’s interim chief financial officer, and has been with the Company since September 2010. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with a M.B.A. degree from University of Utah – David Eccles School of Business in 2004. He has also been a Certified Public Accountant since 2005.

Mark Ritchie, 56, has served as our Chief Operating Officer since August 2012. Mr. Ritchie had been the Vice President of Operations, from 2004 to 2012, Director Planning Purchasing and Logistics, from 1995 to 2004, and Production Planner from 1994 to 1995, of Black Diamond Equipment, Ltd. Mr. Ritchie previously served as Chief Financial Officer of Sierra South from 1985 to 1992.  Mr. Ritchie graduated with a Bachelor of Science in Economics from California State University, Los Angeles in 1983 and received an M.B.A. from Pepperdine University, The George L. Graziadio School of Business and Management in 1994.

There are no family relationships between our executive officers and any director of the Company.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) requires our directors and executive officers and any persons who own more than 10% of our capital stock to file with the US Securities and Exchange Commission (the “SEC”) (and, if such security is listed on a national securities exchange, with such exchange) various reports as to ownership of such capital stock. Such persons are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2014 fiscal year were timely filed with the SEC.

Corporate Governance Guidelines and Documents

The Code of Ethics for Senior Executive and Financial Officers, the Code of Business Conduct and Ethics for Directors, Officers and Employees, Complaint Procedures for Accounting and Auditing Matters, the Corporate Governance Guidelines, the Audit Committee Pre-Approval Policy, and the Charters of our Audit, Compensation and Nominating/Corporate Governance Committees were adopted by Black Diamond for the purpose of promoting honest and ethical conduct, promoting full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by Black Diamond, and promoting compliance with all applicable rules and regulations that apply to Black Diamond and its officers and directors. Our Codes of Ethics and Conduct, the Complaint Procedures for Accounting and Auditing Matters, the Corporate Governance Guidelines, and the Charters of our Audit, Compensation and Nominating/Corporate Governance Committees are available on our Internet website, at www.blackdiamond-inc.com under the tab “Corporate Governance” within the section called “Investor Relations.” In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Black Diamond, Inc., Attention: Secretary, 2084 East 3900 South, Salt Lake City, UT 84124.

Audit Committee

Our Audit Committee is currently comprised of Messrs. Henning, House and Sokolow, with Mr. Henning serving as the Chairman. All of the members of our Audit Committee were determined by the Board of Directors to be independent of Black Diamond based on NASDAQ’s definition of “independence” and are able to read and understand the Company’s fundamental financial statements. The Board of Directors has determined that Mr. Henning qualifies as an audit committee financial expert (as such term is defined under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder) and that his simultaneous service on the audit committees of more than two other public companies does not impair his ability to effectively serve on the Company’s Audit Committee.

ITEM 11.	EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee of the Board of Directors (the “Compensation Committee”) establishes the salaries and other compensation of the Company’s Chief Executive Officer and Chief Financial Officer and assists the Board of Directors in establishing compensation packages for Black Diamond’s other Named Executive Officers, its key employees and non-employee directors as well as administering Black Diamond’s incentive plans. The Compensation Committee is generally responsible for setting and administering the policies which govern annual salaries of executive officers, raises and bonuses and certain awards of stock options and common stock under the Company’s 2005 Stock Incentive Plan and otherwise, and, where applicable, compliance with the requirements of Section 162(m) of the Code and such responsibility is generally limited to the actions taken by the Compensation Committee, although at times the full Board of Directors has determined annual executive salaries, raises and, where the Company has determined that compliance with the provisions of Section 162(m) of the Code is not required, bonuses as well as grants of stock options and common stock without having first received recommendations from the Compensation Committee. From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our stockholders. Although we do not target executive compensation to any peer group median, we strive to provide a compensation package that is competitive in the market and rewards each executive’s performance.

The Compensation Committee is comprised of three directors, each of whom has considerable experience in executive compensation issues. Each member of the Compensation Committee meets the independence requirements specified by NASDAQ and by Section 162(m) of the Code. No member of the Compensation Committee has ever been an officer or employee of the Company, nor is there a direct or indirect relationship between any of the members of the Committee and any of the Company’s executive officers. The Compensation Committee operates under a written charter adopted by the Board of Directors that is available on our Internet website, at www.blackdiamond-inc.com under the tab “Corporate Governance” within the section called “Investor Relations.”

Executive Compensation Philosophy and Objectives

The Compensation Committee continues to examine and refine our compensation philosophy, objectives and strategy throughout the fiscal year as part of our ongoing efforts to maintain “best practices” in this area and corporate governance in general. The general philosophy of our executive compensation program is to attract and retain talented management that are enthusiastic about our mission and culture while ensuring that our executive officers are compensated in a way that advances the interests of our stockholders. In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance and the growth of the Company. The Compensation Committee is also guided by the principles that our compensation packages must be competitive, must support our overall strategy and objectives, must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance and must align management’s interests with the interests of stockholders by linking compensation with performance. Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance. It is the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable to our Named Executive Officers in compliance with Section 162(m) of the Code, subject to ratification by the Board of Directors, and to certify compliance with such goals before such compensation is paid. Subject to this limitation, the Compensation Committee may also make recommendations to the Board of Directors with respect to Chief Executive Officer and Chief Financial Officer compensation and, either alone or with the other independent members of our Board of Directors, to determine and approve our Chief Executive Officer’s and Chief Financial Officer’s compensation.

In determining the compensation packages for our other Named Executive Officers, key employees and non-employee directors, the Compensation Committee and the Board of Directors have evaluated the history and performance of the Company, previous compensation practices and packages awarded to the Company’s executive officers, key employees and non-employee directors, and compensation policies and packages awarded to executive officers, key employees and non-employee directors at similarly-situated companies.

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. In 2014, the Compensation Committee did not engage any such consultants to determine or recommend the amount or form of executive and director compensation discussed herein.

Compensation Program Components

Our executive compensation program emphasizes company performance, individual performance and an increase in stockholder value over time in determining executive pay levels. Our executive compensation program consists of three key elements: (i) annual base salaries; (ii) a performance-based annual bonus; and (iii) periodic grants of stock options and restricted stock. The Compensation Committee believes that this three-part approach best serves our and our stockholders’ interests by motivating executive officers to improve our financial position, holding executives accountable for the performance of the organizations for which they are responsible and by attracting key executives into our service. Under our compensation program, annual compensation for Named Executive Officers are composed of a significant portion of pay that is “at risk” – specifically, the annual bonus, stock options and restricted stock.

For the fiscal year ended December 31, 2014, the components of compensation for Named Executive Officers were: (i) cash compensation; (ii) equity-based compensation; and (iii) perquisites and other personal and additional benefits. Additional details on each element of our compensation program are outlined below.

Cash Compensation

Base Salary. In reviewing and approving the base salaries of our Named Executive Officers, the Compensation Committee considers the scope of work and responsibilities and other individual-specific factors; the recommendations of our Executive Chairman and Executive Vice Chairman (except in the case of their own respective compensation); compensation for similar positions at similarly-situated companies; and the executive’s experience. Except where an existing agreement establishes an executive’s salary, the Compensation Committee generally reviews executive officer and key employee salaries annually at the end of the fiscal year and establishes the base salaries for the upcoming fiscal year in connection with establishing the Company’s budget for the upcoming fiscal year.

For 2014, base salaries for the Company’s Executive Chairman, Executive Vice Chairman, Chief Executive Officer and President were established pursuant to their respective employment agreements (described below under the heading “Employment Agreements”). Effective April 1, 2014, Mr. Metcalf’s salary was increased from $250,000 to $260,000 in accordance with the terms of his employment agreement. In establishing the base salary of our Chief Executive Officer, the Compensation Committee considered Mr. Metcalf’s extensive knowledge of the Company’s history, products, strategies, technologies and culture, as well as the additional responsibilities and duties required by his role as chief executive officer of a public company. For 2014, the base salary for Ms. Freeman was $500,000. In establishing the base salary of our President, the Compensation Committee considered Ms. Freeman’s extensive brand management, and consumer product and omni-channel expertise as well as the additional responsibilities and duties required by her role as president of a public company.

The base salaries for the Company’s Executive Chairman and Executive Vice Chairman are subject to annual review by the Compensation Committee and were not modified in 2014 and remained at $175,000, respectively. In establishing the salaries of our Executive Chairman and Executive Vice Chairman, the Compensation Committee considered their respective extensive investment, capital raising, acquisition and operating expertise, as well as the scope of their respective responsibilities. Our Executive Chairman and Executive Vice Chairman devote only as much of their time as is necessary to the affairs of the Company and also serve in various capacities with other public and private entities, including not-for-profit entities.

As Mr. Kuehne, our Chief Financial Officer, did not have an employment agreement, his employment with the Company is “at will.” Mr. Kuehne previously served as the Company’s Interim Chief Financial Officer following the resignation of Robert Peay, the Company’s previous Chief Financial Officer, on March 15, 2013. Mr. Kuehne was appointed as the Company’s Chief Financial Officer effective November 1, 2013. In connection with Mr. Kuehne’s appointment as Chief Financial Officer, the Company increased Mr. Kuehne’s salary from $160,000 to $210,000 per year effective as of January 1, 2014. In establishing Mr. Kuehne’s base salary, the Compensation Committee considered, among other things, the compensation for similar positions at similarly-situated companies, as well as the additional responsibilities and duties required by his role as chief financial officer of a public company.

As Mr. Ritchie, our Chief Operating Officer, did not have an employment agreement, his employment with the Company is “at will.” Effective April 1, 2014, Mr. Ritchie’s salary was increased from $240,000 to $245,000. In establishing Mr. Ritchie’s base salary, the Company considered, among other things, the compensation for similar positions at similarly-situated companies, as well as the additional responsibilities and duties required by his role as chief operating officer of a public company.

Performance-Based Annual Bonus. With regard to the compensation of any Named Executive Officer that is subject to Section 162(m) of the Code, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation. In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of Black Diamond, as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies.

In addition, cash bonuses may be awarded at the discretion of the Board of Directors, the Compensation Committee or the executive management of the Company for exceptional performance related to other corporate activity undertaken by the Company in any year.

The Compensation Committee and the Board of Directors determined to award our Chief Executive Officer and President discretionary cash bonuses in the amount of $1,000 each for the performance of their services in 2014. In determining to award discretionary cash bonuses to our Chief Executive Officer and President, the Compensation Committee took into account, among other things, their respective contributions to the Company’s financial results for the year ended December 31, 2014, as well as their respective efforts towards implementing the Company’s strategic pivot.

The Compensation Committee and the Board of Directors also determined to award our Chief Financial Officer and Chief Operating Officer discretionary cash bonuses in the amount of $51,000 each for the performance of their services in 2014. In determining to award discretionary cash bonuses to our Chief Financial Officer and Chief Operating Officer, the Compensation Committee took into account, among other things, their respective contributions to the Company’s financial results for the year ended December 31, 2014, as well as their respective efforts towards implementing the Company’s strategic pivot.

Base salary, incentive compensation and the amount of discretionary bonus (total cash compensation) earned in 2014 by the Named Executive Officers are reflected in the “Salary,” and “Bonus,” columns in the Summary Compensation Table set forth on page 9 of this report.

Equity-Based Compensation

We believe that equity-based compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management personnel and the returns realized by the stockholders. In 2014, the Company maintained the 2005 Stock Incentive Plan to incentivize executive officers and other key employees. The 2005 Stock Incentive Plan is designed to give the Board of Directors discretion and flexibility in designing incentive compensation packages to align the goals of management with those of our stockholders and to motivate executive officers and key employees to improve the operations of the Company, thereby maximizing stockholder value. Pursuant to the plans, the Board of Directors may issue to employees, officers, directors, consultants, independent contractors and advisors of the Company and its subsidiaries incentive stock options, nonqualified stock options, and restricted stock.

Awards under the 2005 Stock Incentive Plan help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our stockholders and align an employee’s interests with that of our stockholders. The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up or vesting schedule or milestone based vesting schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long-term. The specific types and size of awards to be granted (other than options granted to non-employee directors) and the terms and conditions of such awards are determined by the Compensation Committee subject to the provisions of the 2005 Stock Incentive Plan.

The timing of our equity award grants is not designed to have any relationship with our release of material, non-public information. Awards are generally granted at previously scheduled meetings of the Board of Directors and Compensation Committee and as required by our 2005 Stock Incentive Plan, options and stock awards are granted with an exercise price and valued equal to the fair market value of the Company’s common stock which is the closing price on the date of such grant. The Compensation Committee may also approve any equity-based grants in connection with the hiring or promotion of an executive officer.

On August 11, 2014, in connection with Ms. Freeman’s appointment as President of the Company and pursuant to the terms of her employment agreement, the Company issued and granted to Ms. Freeman an option to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Incentive Plan, having an exercise price of $8.87 per share, of which 75,000 shares of common stock will vest and become exercisable on each of December 31, 2015, December 31, 2016, December 31, 2017, and December 31, 2018. Ms. Freeman’s employment agreement also provides that within three business days of Ms. Freeman’s appointment as the Company’s Chief Executive Officer, the Company will issue and grant to Ms. Freeman an option to purchase 100,000 shares of the Company’s common stock pursuant to the 2005 Stock Incentive Plan, having an exercise price of equal to the closing price of the Company’s common stock on the date of grant, of which 33,334 shares of common stock will vest and become exercisable on December 31, 2015, and 33,333 shares of common stock will vest and become exercisable on each of December 31, 2016, and December 31, 2017.

Also on August 11, 2014, in connection with Ms. Freeman’s appointment as President of the Company and pursuant to the terms of her employment agreement, the Company issued and granted to Ms. Freeman a restricted stock award of 300,000 restricted shares under the Company’s 2005 Stock Incentive Plan, of which (i) 50,000 restricted shares vested and became nonforteitable on August 25, 2014; (ii) 205,000 restricted shares will vest and become nonforteitable as follows: (A) 45,000 restricted shares will vest if, on or before June 30, 2017, the fair market value (as defined in the Company’s 2005 Stock Incentive Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for five consecutive trading days; (B) 80,000 restricted shares will vest if, on or before December 31, 2019, the fair market value of the Company’s common stock shall have equaled or exceeded $20.00 per share for five consecutive trading days; (C) 80,000 restricted shares will vest if, on or before December 31, 2019, the fair market value of the Company’s common stock shall have equaled or exceeded $22.00 per share for five consecutive trading days; and (iii) 15,000 restricted shares will vest and become nonforfeitable on each of December 31, 2015, December 31, 2016 and December 31, 2017. All vested restricted shares will be subject to a lock-up provision restricting sales, dispositions, pledges and transfers of such shares through December 31, 2016.

Perquisites and Other Personal and Additional Benefits

Executive officers participate in other employee benefit plans generally available to all employees on the same terms as similarly-situated employees.

The Company maintains qualified 401(k) plans that provide for discretionary Company contributions up to the applicable Internal Revenue Service limits.

The Company also provides Named Executive Officers with perquisites and other personal benefits that the Company and the Compensation Committee believe are reasonable and consistent with its overall compensation program to better enable the Company to attract and retain superior employees for key positions. The Compensation Committee periodically reviews the levels of perquisites and other personal benefits provided to our Named Executive Officers.

The costs to the Company associated with providing these benefits for executive officers named in the Summary Compensation Table are reflected in the “All Other Compensation” column of the Summary Compensation Table set forth on page 9 of this report.

Accounting and Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation other than performance-based compensation over $1,000,000 paid for any fiscal year to an individual who, on the last day of the taxable year, was (i) the Chief Executive Officer or (ii) among the four other highest compensated executive officers whose compensation is required to be reported in the Summary Compensation Table contained herein. Compensation programs generally will qualify as performance-based if (1) compensation is based on pre-established objective performance targets, (2) the programs’ material features have been approved by stockholders, and (3) there is no discretion to increase payments after the performance targets have been established for the performance period. With regard to the compensation of any Named Executive Officer that is subject to Section 162(m) of the Code, the Compensation Committee establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation. The Compensation Committee desires to maximize deductibility of compensation under Section 162(m) of the Code to the extent practicable while maintaining a competitive, performance-based compensation program. However, the Compensation Committee also believes that it must reserve the right to award compensation which it deems to be in the best interests of our stockholders but which may not be tax deductible under Section 162(m) of the Code.

Policy on Stock Trading

We do not permit our executives and other employees to buy or sell put or call options on the Company’s common stock, or sell the Company’s common stock short.

Post-Employment and Other Events

Retirement, death, disability and change-in-control events trigger the payment of certain compensation to the Named Executive Officers that is not available to all salaried employees. Such compensation is discussed under the headings “Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Role of Executive Officers in Compensation Decisions

The Compensation Committee determines the total compensation of our Chief Executive Officer and Chief Financial Officer and oversees the design and administration of compensation and benefit plans for all of the Company’s employees. Certain executive officers, including our Executive Chairman, Executive Vice Chairman, Chief Executive Officer, President and Chief Financial Officer, may attend a portion of most regularly scheduled Compensation Committee meetings, excluding executive sessions, to present topical issues for discussion and education as well as specific recommendations for review. The Compensation Committee also obtains input from our legal, finance and tax advisors, as appropriate.

Summary

The Compensation Committee believes that the total compensation package has been designed to motivate key management to improve the operations and financial performance of the Company, thereby increasing the market value of our common stock. The tables in this Executive Compensation section reflect the compensation structure established by the Compensation Committee.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this report with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report for filing with the SEC.

Submitted by the Members of the Compensation Committee of the Board of Directors:

Donald House (Chairman)

Nicholas Sokolow

The Report of the Compensation Committee does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the Company specifically incorporates the Report of the Compensation Committee by reference therein.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned for the periods presented below by our executive officers and persons as to whom disclosure is required under the applicable rules of the SEC (collectively, the “Named Executive Officers”).

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Deferred Compensation Earnings	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Warren B. Kanders	2014	175,000	(3)	-	-	-	-	-	46,737	(4)	221,737
Executive Chairman	2013	175,000		-	-	-	-	-	47,030		222,030
	2012	175,000		-	-	-	-	-	38,946		213,946

Robert R. Schiller	2014	175,000	(5)	-	-	-	-	-	38,818	(6)	213,818
Executive Vice	2013	175,000		-	-	-	-	-	38,403		213,403
Chairman	2012	175,000		-	-	-	-	-	38,745		213,745

Peter R. Metcalf	2014	256,308	(7)	1,000	-	-	-	-	9,970	(8)	267,278
Chief Executive Officer	2013	247,308		-	-	-	-	-	9,278		256,856
	2012	235,384		11,870	-	-	-	-	15,201		262,455

Zeena A. Freeman	2014	192,308	(9)	1,000	1,658,293	1,389,930	-	-	33,550	(10)	3,275,081
President

Aaron J. Kuehne	2014	210,000	(11)	51,000	-	-	-	-	14,902	(12)	275,902
Chief Financial Officer,	2013	157,308		-	25,000	165,090	-	-	10,149		357,547
Secretary & Treasurer

Mark Ritchie	2014	243,654	(13)	51,000	-	-	-	-	14,660	(14)	309,314
Chief Operating Officer	2013	236,135		-	312,000	224,700	-	-	9,991		782,826
	2012	219,039		20,038	-	-	-	-	11,849		250,926

(1)    Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 14, “Stock-Based Compensation Plans” in the financial statements contained in the Annual Reports on Form 10-K for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

(2)    Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 14, “Stock-Based Compensation Plans” in the financial statements contained in the Annual Reports on Form 10-K for the years ended December 31, 2014, December 31, 2013 and December 31, 2012.

(3)    Mr. Kanders is compensated pursuant to the terms of his employment agreement with the Company dated June 5, 2013, which is discussed under the heading “Employment Agreements” in this report. Such employment agreement replaced his previously existing employment agreement with the Company dated May 28, 2010. Mr. Kanders is required to devote only as much time as is necessary to perform his duties for the Company.

(4)    “All Other Compensation” amount for Mr. Kanders in 2014 consists of the following items: 401(k) matching contributions, $2,625, health, short-term and long-term disability, and AD&D, $37,331; and life insurance, $6,781.

(5)    Mr. Schiller is compensated pursuant to the terms of his employment agreement with the Company dated June 5, 2013, which is discussed under the heading “Employment Agreements” in this report. Mr. Schiller is required to devote only as much time as is necessary to perform his duties for the Company.

(6)    “All Other Compensation” amount for Mr. Schiller in 2014 consists of the following items: 401(k) matching contributions, $2,625, health, short-term and long-term disability, and AD&D, $35,200; and life insurance, $993.

(7)    Mr. Metcalf is compensated pursuant to the terms of his employment agreement with the Company dated June 5, 2013, which is discussed under the heading “Employment Agreements” in this report.

(8)    “All Other Compensation” amount for Mr. Metcalf in 2014 consists of the following items: health, short-term and long-term disability, and AD&D, $9,682; and life insurance, $288.

(9)    Ms. Freeman is compensated pursuant to the terms of her employment agreement with the Company dated August 11, 2014, which is discussed under the heading “Employment Agreements” in this report.

(10)  “All Other Compensation” amount for Ms. Freeman in 2014 consists of the following items: relocation costs $31,160, health, short-term and long-term disability, and AD&D, $2,294; and life insurance, $96.

(11)  On November 1, 2013, in connection with Mr. Kuehne’s appointment as Chief Financial Officer, the Company increased Mr. Kuehne’s salary from $160,000 to $210,000 per year effective as of January 1, 2014.

(12)  “All Other Compensation” amount for Mr. Kuehne in 2014 consists of the following items: 401(k) matching contributions, $3,182, health, short-term and long-term disability, and AD&D, $11,312; and life insurance, $408.

(13)  On April 1, 2014, the Company increased Mr. Ritchie’s salary from $240,000 to $245,000.

(14)  “All Other Compensation” amount for Mr. Ritchie’s in 2014 consists of the following items: 401(k) matching contributions, $3,721, health, short-term and long-term disability, and AD&D, $10,531; and life insurance, $408.

Grants of Plan-Based Awards

There were no grants of plan-based awards in fiscal year 2014 to our Named Executive Officers during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers at December 31, 2014:

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Warren B. Kanders	400,000	(1)	-		-	7.50	5/31/20	(1)	-		-	-	-
	400,000	(1)	-		-	10.00	5/31/20	(1)	-		-	-	-
	-		-		-	-	-		250,000	(2)	2,187,500	-	-

Robert R. Schiller	-		-		-	-	-		-		-	-	-

Peter R. Metcalf	75,000 (3)		-		-	6.85	5/28/20		-		-	-	-

Zeena A. Freeman			300,000	(4)	-	8.87	8/11/24		-		-	-	-
	-		-		-	-	-		250,000	(5)	2,187,500	-	-

Aaron J. Kuehne	25,000	(6)	-		-	10.40	11/7/23		-		-	-	-
	-		7,500	(7)	-	8.20	1/1/23		-		-	-	-
	12,500	(8)	-		-	6.25	9/12/20		-		-	-	-

Mark D. Ritchie	75,000	(9)	-		-	10.40	8/30/23		-		-	-	-
	25,000	(10)	-		-	6.85	5/28/20		-		-	-	-
			-		-	-	-		30,000	(11)	262,500	-	-

(1)    Fully vested non-plan stock option award. The Company’s Compensation Committee and Board of Directors approved, effective as of May 28, 2010, the extension of the expiration date for such stock option awards from December 20, 2012 to May 31, 2020.

(2)    A seven-year restricted stock award granted under the Company’s 2005 Stock Incentive Plan on January 17, 2011 of 250,000 restricted shares which will vest and become nonforfeitable on the date the closing price of the Company’s common stock shall have equaled or exceeded $14.00 per share for 20 consecutive trading days.

(3)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 30,000, 22,500 and 22,500 shares of common stock became exercisable on December 31, 2012, 2013 and 2014, respectively.

(4)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 300,000 shares of common stock shall vest and become exercisable as follows: options to purchase 75,000 shares of common stock shall vest on each of December 31, 2015, December 31, 2016, December 31, 2017, and December 31, 2018. Upon Ms. Freeman’s appointment as the Chief Executive Officer of the Company, the Company within three business days of such appointment shall grant and issue to Ms. Freeman an additional stock option award pursuant to the 2005 Stock Incentive Plan to purchase 100,000 shares of common stock at an exercise price equal to the closing price of the Company’s common stock on the date of grant, which shall vest as follows: (i) options to purchase 33,334 shares of common stock shall vest on December 31, 2015 and (ii) options to purchase 33,333 shares of common stock shall vest on each of December 31, 2016 and December 31, 2017.

(5)    Restricted stock award of 250,000 shares of common stock granted pursuant to the Company’s 2005 Stock Incentive Plan will vest and become nonforfeitable as follows: (A) 45,000 restricted shares shall vest if, on or before June 30, 2017, the fair market value (as defined in the 2005 Stock Incentive Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for five consecutive trading days; (B) 80,000 restricted shares shall vest if, on or before December 31, 2019, the fair market value of the Company’s common stock shall have equaled or exceeded $20.00 per share for five consecutive trading days; (C) 80,000 restricted shares shall vest if, on or before December 31, 2019, the fair market value of the Company’s common stock shall have equaled or exceeded $22.00 per share for five consecutive trading days; and (D) 15,000 restricted shares shall vest on each of December 31, 2015, December 31, 2016 and December 31, 2017. All vested restricted shares will be subject to certain transfer restrictions through December 31, 2016.

(6)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 25,000 are immediately exercisable. The shares of common stock underlying the stock option will be subject to certain transfer restrictions through and including December 31, 2017, provided, that upon any termination of Mr. Kuehne’s employment with the Company for any reason (including, but not limited to, death, Disability or Termination by the Company without Cause (each as defined in the 2005 Stock Incentive Plan)), the transfer restrictions shall continue to apply through and including December 31, 2022.

(7)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 3,000 shares of common stock shall vest and become exercisable on December 31, 2015 and options to purchase 2,250 shares of common stock shall vest and become exercisable on each of December 31, 2016 and December 31, 2017.

(8)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 5,000, 3,750 and 3,750 shares of common stock vested and became exercisable on each of December 31, 2012, 2013 and 2014, respectively.

(9)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 75,000 are immediately exercisable. The shares of common stock underlying the stock option will be subject to certain transfer restrictions through and including December 31, 2017, provided, that upon any termination of Mr. Ritchie’s employment with the Company for any reason (including, but not limited to, death, Disability or Termination by the Company without Cause (each as defined in the 2005 Stock Incentive Plan)), the transfer restrictions shall continue to apply through and including December 31, 2022.

(10)    Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 10,000, 7,500 and 7,500 shares of common stock vested and became exercisable on December 31, 2012, 2013 and 2014, respectively.

(11)   Restricted stock award of 30,000 shares of common stock granted under the Company’s 2005 Stock Incentive Plan will vest and become nonforfeitable as follows: (i) 10,000 shares shall immediately vest and become nonforfeitable if: (A) during any calendar year ending prior to and including December 31, 2015, the Company’s apparel products achieve certain net revenue targets in such calendar year; and (B) Mr. Ritchie is employed as a full time employee by the Company or one of its subsidiaries as of March 31, 2016; (ii) 10,000 shares shall immediately vest and become nonforfeitable if: (A) during any calendar year ending prior to and including December 31, 2017, the Company’s apparel products achieve certain net revenue targets such calendar year; and (B) Mr. Ritchie is employed as a full time employee by the Company or one of its subsidiaries as of March 31, 2018; and (iii) 10,000 shares shall immediately vest and become nonforfeitable if: (A) during any calendar year ending prior to and including December 31, 2018, the Company’s apparel products achieve certain net revenue targets in such calendar year; and (B) Mr. Ritchie is employed as a full time employee by the Company or one of its subsidiaries as of March 31, 2019; provided, however, in the event that the Company fails to achieve a net revenue target in an applicable calendar year but Mr. Ritchie remains employed as a full time employee by the Company or one of its subsidiaries as of the applicable employment date for such period, then 2,000 restricted shares with respect to such period shall become fully vested and the remaining 8,000 unvested restricted shares with respect to such period shall be forfeited effective as of such applicable employment date.

Option Exercises and Stock Vested During Fiscal 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Warren B. Kanders	-	-	-	-
	-	-	-	-
Robert R. Schiller	-	-	-	-
Peter R. Metcalf	-	-	-	-
Zeena A. Freeman	-	-	50,000	426,000
Aaron J. Kuehne	-	-	-	-
Mark Ritchie	-	-	-	-

Pension Benefits – Fiscal 2014

There were no pension benefits earned by our Named Executive Officers during the fiscal year ended December 31, 2014.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

The Company does not have any non-qualified defined contribution or other non-qualified deferred compensation plans covering its Named Executive Officers.

Potential Payments Upon Termination or Change of Control

The tables below reflect the amount of compensation payable to each of the Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each Named Executive Officer upon voluntary termination; retirement; involuntary not-for-cause termination; involuntary for cause termination; termination following a change of control; retention following a change of control; and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2014. The amounts shown thus include amounts earned through such times and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment.

Payments Made Upon Retirement

In the event of the retirement of a Named Executive Officer, no additional benefits are paid.

Payments Made Upon a Change of Control

Pursuant to the terms of the employment agreements between the Company and each of Messrs. Kanders, Schiller and Metcalf, upon the termination of employment by such executive due to the occurrence of a change in control, such terminating executive will receive one year of annual salary in one lump sum and all granted but unvested stock options held by the executive will automatically vest and become exercisable.

Pursuant to the terms of the employment agreements between the Company and Ms. Freeman, upon the termination of employment by such executive due to the occurrence of a change in control, in addition to any accrued payments owed to Ms. Freeman pursuant to her employment agreement, Ms. Freeman will receive one year of annual salary in one lump sum, all granted but unvested stock options held by her will automatically vest and become exercisable, and the unvested portion of previously granted shares of restricted stock that are subject to time based vesting would be accelerated pursuant to the terms of her employment agreement. Additionally, the unvested portion of previously granted shares of restricted stock that are subject to stock price based vesting targets would be accelerated if the price per share received by the Company in such change in control equals or exceeds the applicable vesting stock price targets set forth in her employment agreement.

Pursuant to the employment agreements between the Company and each of Messrs. Kanders, Schiller and Metcalf as well as Ms. Freeman, a change of control is deemed to occur in the event that:

•	the members of the Board of Directors as of cease to constitute a majority of the Board of Directors provided, however, that any individual becoming a director subsequent to June 5, 2013 (August 11, 2014 with respect to Ms. Freeman), whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Board shall be considered as though such individual was a member of the Board as of June 5, 2013 (August 11, 2014 with respect to Ms. Freeman);

•	the Company shall have been sold by either (i) a sale of all or substantially all its assets; (ii) a merger or consolidation, other than any merger or consolidation pursuant to which the Company acquires another entity or (iii) a tender offer, whether solicited or unsolicited; or

•	any party, other than the Company, is or becomes the “beneficial owner” (as defined in the Exchange Act), directly or indirectly, of voting securities representing 50% or more of the total voting power of the Company.

Warren B. Kanders

The following table shows the potential payments upon termination or a change of control of the Company for Warren B. Kanders, the Company’s Executive Chairman, which includes payments payable pursuant to the terms of his employment agreement dated June 5, 2013, which is discussed under the heading “Employment Agreements” in this report.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/14 ($)	For Cause Termination on 12/31/14 ($)	Without Cause Termination on 12/31/14 ($)		Change-in-Control and Termination on 12/31/14 ($)		Change-in- Control 12/31/14 ($)		Disability on 12/31/14 ($)	Death on 12/31/14 ($)

Compensation

Cash Severance - Salary	-	-	175,000	(1)	175,000	(1)	-		-	-

Stock Options	-	-	-		-				-	-

Restricted Stock	-	-					2,187,500	(2)	-	-

Benefits & Perquisites										-

Life Insurance	-	-	-		-				-	2,250,000	(3)

Disability Income	-	-	-		-				-	-

Total			175,000		175,000		2,187,500			2,250,000

(1)	Mr. Kanders would be entitled to receive one year of his annual base salary of $175,000 in one lump sum pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this report.

(2)	The unvested portion of 250,000 shares of restricted common stock awarded to Mr. Kanders pursuant to the terms of a restricted stock agreement dated January 17, 2011, would vest and become nonforfeitable. Valued using the December 31, 2014, market price of $8.75 per share.

(3)	Upon Mr. Kanders’ death, his designees would be entitled to receive $2,000,000 pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this report, and an additional $250,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Robert R. Schiller

The following table shows the potential payments upon termination or a change of control of the Company for Robert R. Schiller, the Company’s Executive Vice Chairman, which includes payments payable pursuant to the terms of his employment agreement dated June 5, 2013, which is discussed under the heading “Employment Agreements” in this report.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/14 ($)	For Cause Termination on 12/31/14 ($)	Without Cause Termination on 12/31/14 ($)		Change-in-Control and Termination on 12/31/14 ($)		Disability on 12/31/14 ($)	Death on 12/31/14 ($)

Compensation

Cash Severance - Salary	-	-	175,000	(1)	175,000	(1)	-	-

Stock Options	-	-	-		-		-	-

Restricted Stock	-	-	-		-		-	-

Benefits & Perquisites

Life Insurance	-	-	-		-		-	225,000	(2)

Disability Income	-	-	-		-		-	-

Total			175,000		175,000			225,000

(1)	Mr. Schiller would be entitled to receive one year of his annual base salary of $175,000 in one lump sum pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this report.

(2)	Upon Mr. Schiller’s death, his beneficiary would be entitled to receive $225,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Peter R. Metcalf

The following table shows the potential payments upon termination or a change of control of the Company for Peter R. Metcalf, the Company’s Chief Executive Officer, which includes payments payable pursuant to the terms of his employment agreement dated June 5, 2013, which is discussed under the heading “Employment Agreements” in this report.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/14 ($)	For Cause Termination on 12/31/14 ($)	Without Cause Termination on 12/31/14 ($)		Change-in-Control and Termination on 12/31/14 ($)		Disability on 12/31/14 ($)	Death on 12/31/14 ($)

Compensation

Cash Severance - Salary	-	-	260,000	(1)	260,000	(1)	-	-

Stock Options	-	-	-		-		-	-

Restricted Stock	-	-	-		-		-	-

Benefits & Perquisites

Life Insurance	-	-	-		-		-	200,000	(2)

Disability Income	-	-	-		-		-	-

Total			260,000		260,000		-	200,000

(1)	Mr. Metcalf would be entitled to receive one year of his annual base salary of $260,000 in one lump sum pursuant to the terms of his employment agreement which is discussed under the heading “Employment Agreements” in this report.

(2)	Upon Mr. Metcalf’s death, his beneficiary would be entitled to receive $200,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Zeena A. Freeman

The following table shows the potential payments upon termination or a change of control of the Company for Zeena A. Freeman, the Company’s President, which includes payments payable pursuant to the terms of her employment agreement dated August 11, 2014, which is discussed under the heading “Employment Agreements” in this report.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/14 ($)		For Cause Termination on 12/31/14 ($)	Without Cause Termination on 12/31/14 ($)		Change-in-Control and Termination on 12/31/14 ($)		Disability on 12/31/14 ($)		Death on 12/31/14 ($)

Compensation

Cash Severance - Salary	500,000	(1)	-	500,000	(2)	500,000	(3)	500,000	(2)	500,000	(2)

Stock Options	-	(4)	-	-	(5)	-	(5)	-	(5)	-	(5)

Restricted Stock	831,250	(6)	-	831,250	(7)	831,250	(7)(8)	831,250	(7)	831,250	(7)

Benefits & Perquisites

Life Insurance	-		-	-		-		-		200,000	(9)

Disability Income	-		-	-		-		-		-

Total	1,331,250			1,331,250		1,331,250		1,331,250		1,531,250

(1)	In the event of Ms. Freeman’s voluntary termination of employment for certain reasons set forth in her employment agreement, Ms. Freeman would be entitled to receive one year of her annual base salary of $500,000 in accordance with the Company’s normal payroll practices pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report.

(2)	Ms. Freeman would be entitled to receive one year of her annual base salary of $500,000 in accordance with the Company’s normal payroll practices pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report.

(3)	Ms. Freeman would be entitled to receive one year of her annual base salary of $500,000 in one lump sum pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report.

(4)	In the event of Ms. Freeman’s voluntary termination of employment for certain reasons set forth in her employment agreement, the unvested portion of 300,000 options to purchase shares of the Company’s common stock would be accelerated pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report. Valued using the December 31, 2014, market price of $8.75, which is lower than the grant price of $8.87 resulting in no value to Ms. Freeman as of such date.

(5)	The unvested portion of 300,000 options to purchase shares of the Company’s common stock would be accelerated pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report. Valued using the December 31, 2014, market price of $8.75, which is lower than the grant price of $8.87 resulting in no value to Ms. Freeman as of such date.

(6)	In the event of Ms. Freeman’s voluntary termination of employment for certain reasons set forth in her employment agreement, the unvested portion of 95,000 shares of restricted stock subject to time based vesting would be accelerated pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report. Valued using the December 31, 2014, market price of $8.75.

(7)	The unvested portion of 95,000 shares of restricted stock subject to time based vesting would be accelerated pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report. Valued using the December 31, 2014, market price of $8.75.

(8)	The unvested portion of 205,000 shares of restricted stock subject to stock price targets pursuant to the terms of her employment agreement which is discussed under the heading “Employment Agreements” in this report, shall be deemed vested if the purchase price per share in a “Change in Control” (as defined in Ms. Freeman’s employment agreement) exceeds the applicable vesting stock price targets. Valued using the December 31, 2014, market price of $8.75. Because the value of the Company’s common stock as of December 31, 2014, does not exceed the applicable vesting stock price targets set forth in her employment agreement, the unvested portion of 205,000 shares of restricted stock subject to stock price targets shares would not vest and there is no value to Ms. Freeman as of such date.

(9)	Upon Ms. Freeman’s death, her beneficiary would be entitled to receive $200,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Aaron Kuehne

The following table shows the potential payments upon termination or a change of control of the Company for Aaron Kuehne, the Company’s Chief Financial Officer, Secretary and Treasurer.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/14 ($)	For Cause Termination on 12/31/14 ($)	Without Cause Termination on 12/31/14 ($)	Change-in- Control and Termination on 12/31/14 ($)	Disability on 12/31/14 ($)	Death on 12/31/14 ($)

Compensation

Cash Severance – Salary	-	-	-	-	-	-

Stock Options	-	-	-	-	-	-

Restricted Stock	-	-	-	-	-	-

Benefits & Perquisites

Life Insurance	-	-	-	-	-	200,000	(1)

Disability Income	-	-	-	-	-	-

Total						200,000

(1)	Upon Mr. Kuehne’s death, his beneficiary would be entitled to receive $200,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Mark Ritchie

The following table shows the potential payments upon termination or a change of control of the Company for Mark Ritchie, the Company’s Chief Operating Officer.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/14 ($)	For Cause Termination on 12/31/14 ($)	Without Cause Termination on 12/31/14 ($)	Change-in- Control and Termination on 12/31/14 ($)	Disability on 12/31/14 ($)	Death on 12/31/14 ($)

Compensation

Cash Severance – Salary	-	-	-	-	-	-

Stock Options	-	-	-	-	-	-

Restricted Stock	-	-	-	-	-	-

Benefits & Perquisites

Life Insurance	-	-	-	-	-	200,000	(1)

Disability Income	-	-	-	-	-	-

Total						200,000

(1)	Upon Mr. Ritchie’s death, his beneficiary would be entitled to receive $200,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

EMPLOYMENT AGREEMENTS

Warren B. Kanders

On June 5, 2013, the Company entered into an employment agreement with Warren B. Kanders (the “Kanders Employment Agreement”), in connection with the expiration of his previously existing employment agreement with the Company, dated May 28, 2010. The Kanders Employment Agreement provides for his employment as Executive Chairman of the Company for a term of three years, subject to certain termination rights, during which time he will receive an annual base salary of $175,000, subject to annual review by the Company. In addition, Mr. Kanders is entitled, at the discretion of the Compensation Committee of the Company’s Board of Directors, to receive performance bonuses, which may be based upon a variety of factors, and stock options and to participate in other bonus plans of the Company. Mr. Kanders will also be entitled, in the sole and absolute discretion of the Compensation Committee of the Company’s Board of Directors, to bonuses in the form of cash, stock options and/or restricted stock awards based upon his provision of strategic advice to the Company in connection with capital markets transactions, financings, capital structure optimization and mergers and acquisitions transactions. The Company also agreed to maintain term life insurance on Mr. Kanders in the amount of $2,000,000 for the benefit of his designees (the “Kanders Life Insurance”).

The Kanders Employment Agreement contains a non-competition covenant and non-interference (relating to the Company’s customers) and non-solicitation (relating to the Company’s employees) provisions effective during the term of his employment and for a period of three years after termination of the Kanders Employment Agreement.

In the event that Mr. Kanders’ employment is terminated (i) by the Company without “cause” (as such term is defined in the Kanders Employment Agreement); (ii) by Mr. Kanders for certain reasons set forth in the Kanders Employment Agreement; or (iii) by Mr. Kanders upon a “change in control” (as such term is defined in the Kanders Employment Agreement), Mr. Kanders will be entitled to receive an amount equal to one year of his base salary in one lump sum payment within five days after the effective date of such termination and all unvested stock options held by Mr. Kanders will immediately vest and become exercisable. In the event that Mr. Kanders fails to comply with any of his post-employment obligations under the Kanders Employment Agreement, including, without limitation, the non-competition covenant and the non-interference and non-solicitation provisions, Mr. Kanders will be required to repay such lump sum payment as of the date of such failure to comply and he will have no further rights in or to such lump sum payment. In the event that Mr. Kanders’ employment is terminated upon his death, Mr. Kanders’ designees will be entitled to receive the proceeds of the Kanders Life Insurance. The Kanders Employment Agreement may also be terminated by the Company for “cause.” In the event that Mr. Kanders’ employment is terminated by the Company for “cause,” all stock options, whether vested or unvested, will terminate and be null and void.

On January 17, 2011, Mr. Kanders was awarded 250,000 shares of restricted stock, which the Company’s Board of Directors in May 2010 had determined to award to Mr. Kanders if he was an employee and/or a director of the Company or any of its subsidiaries as of the time of the award. Such restricted stock award will vest and become nonforfeitable on the date the closing price of the Company’s common stock shall have equaled or exceeded $14.00 per share for twenty consecutive trading days. Pursuant to the terms of the restricted stock agreement dated January 17, 2011, by and between the Company and Mr. Kanders, all of such shares of restricted common stock would vest and become nonforfeitable upon the occurrence of a change in control (as defined in Mr. Kanders’ employment agreement).

Robert R. Schiller

On June 5, 2013, the Company entered into an employment agreement with Robert R. Schiller (the “Schiller Employment Agreement”) in connection with the expiration of his previously existing employment agreement with the Company, dated May 28, 2010. The Schiller Employment Agreement provides for his employment as Executive Vice Chairman of the Company for a term of three years, subject to certain termination rights, during which time he will receive an annual base salary of $175,000, subject to annual review by the Company. In addition, Mr. Schiller is entitled, at the discretion of the Compensation Committee of the Company’s Board of Directors, to receive performance bonuses, which may be based upon a variety of factors, and stock options and to participate in other bonus plans of the Company. Mr. Schiller will also be entitled, in the sole and absolute discretion of the Compensation Committee of the Company’s Board of Directors, to bonuses in the form of cash, stock options and/or restricted stock awards based upon his provision of strategic advice to the Company in connection with capital markets transactions, financings, capital structure optimization and mergers and acquisitions transactions.

The Schiller Employment Agreement contains a non-competition covenant and non-interference (relating to the Company’s customers) and non-solicitation (relating to the Company’s employees) provisions effective during the term of his employment and for a period of three years after termination of the Schiller Employment Agreement.

In the event that Mr. Schiller’s employment is terminated (i) by the Company without “cause” (as such term is defined in the Schiller Employment Agreement); (ii) by Mr. Schiller for certain reasons set forth in the Schiller Employment Agreement; or (iii) by Mr. Schiller upon a “change in control” (as such term is defined in the Schiller Employment Agreement), Mr. Schiller will be entitled to receive an amount equal to one year of his base salary in one lump sum payment within five days after the effective date of such termination and all unvested stock options held by Mr. Schiller will immediately vest and become exercisable. In the event that Mr. Schiller fails to comply with any of his post-employment obligations under the Schiller Employment Agreement, including, without limitation, the non-competition covenant and the non-solicitation provisions, Mr. Schiller will be required to repay such lump sum payment as of the date of such failure to comply and he will have no further rights in or to such lump sum payment. The Schiller Employment Agreement may also be terminated by the Company for “cause.” In the event that Mr. Schiller’s employment is terminated by the Company for “cause,” all stock options, whether vested or unvested, will terminate and be null and void.

Peter R. Metcalf

On June 5, 2013, the Company entered into an employment agreement with Peter R. Metcalf (the “Metcalf 2013 Employment Agreement”) in connection with the expiration of his previously existing employment agreement with the Company, dated May 7, 2010. On August 11, 2014, the Company entered into a letter agreement with Mr. Metcalf (the “Metcalf Letter Agreement”, together with the Metcalf 2013 Employment Agreement (the “Metcalf Employment Agreement”)). In the Metcalf Letter Agreement, Mr. Metcalf consented to the Company’s appointment of Ms. Freeman as the Company’s President and to any appointment of Ms. Freeman as the Company’s Chief Executive Officer. Mr. Metcalf also acknowledged and agreed in the Metcalf Letter Agreement that the Company’s appointment of Ms. Freeman as the Company’s President and any appointment of Ms. Freeman as the Company’s Chief Executive Officer, does not and will not provide Mr. Metcalf with the right to terminate the Metcalf 2013 Employment Agreement.

The Metcalf Employment Agreement provides for his employment as Chief Executive Officer of the Company for a term of three years, subject to certain termination rights, at an annual base salary of $250,000, subject to annual review by the Company. Effective April 1, 2015, Mr. Metcalf’s salary was increased from $260,000 to $275,000 pursuant to the terms of the Metcalf Employment Agreement. In addition, Mr. Metcalf is entitled, at the discretion of the Compensation Committee of the Company’s Board of Directors, to receive performance bonuses, which may be based upon a variety of factors, and stock options and to participate in other bonus plans of the Company. The Compensation Committee awarded Mr. Metcalf a discretionary cash bonus in the amount of $1,000 for his services in 2014.

Upon the closing of the acquisition of Black Diamond Equipment, pursuant to Mr. Metcalf’s previously existing employment agreement, the Company issued and granted to Mr. Metcalf an option to purchase 75,000 shares of the Company’s common stock, having an exercise price equal to $6.85 per share, and vesting in three installments as follows: 30,000 options on December 31, 2012, and 22,500 options on each of December 31, 2013 and December 31, 2014, provided that any of these 75,000 options that are unvested will immediately vest if his employment agreement is not renewed upon expiration of the three-year term.

The Metcalf Employment Agreement contains a non-competition covenant and non-interference (relating to the Company’s customers) and non-solicitation (relating to the Company’s employees) provisions effective during the term of his employment and for a period of two years after termination of the Metcalf Employment Agreement.

In the event that Mr. Metcalf’s employment is terminated (i) by the Company without “cause” (as such term is defined in the Metcalf Employment Agreement); (ii) by Mr. Metcalf for certain reasons set forth in the Metcalf Employment Agreement; or (iii) by Mr. Metcalf upon a “change in control” (as such term is defined in the Metcalf Employment Agreement), Mr. Metcalf will be entitled to receive an amount equal to one year of his base salary in one lump sum payment within five days after the effective date of such termination and all unvested stock options held by Mr. Metcalf will immediately vest and become exercisable. In addition, in the event that Mr. Metcalf’s employment is terminated for any reason other than by the Company for “cause” (as such term is defined in the Metcalf Employment Agreement), the Company has agreed, during the period commencing with such termination and ending on his sixty-fifth birthday, to provide Mr. Metcalf with the same form of medical and dental insurance as the Company may make available to, or have in effect for, its senior executive officers from time to time.

In the event that Mr. Metcalf fails to comply with any of his post-employment obligations under the Metcalf Employment Agreement, including, without limitation, the non-competition covenant and the non-interference and non-solicitation provisions, Mr. Metcalf will be required to repay such lump sum payment as of the date of such failure to comply and he will have no further rights in or to such lump sum payment and the Company’s obligation to provide the medical and dental insurance benefits described above will terminate and be null and void as of such date. The Metcalf Employment Agreement may also be terminated by the Company for “cause.” In the event that Mr. Metcalf’s employment is terminated by the Company for “cause,” all stock options, whether vested or unvested, will terminate and be null and void.

Zeena A. Freeman

On August 11, 2014, the Company entered into an employment agreement with Zeena A. Freeman (the “Freeman Employment Agreement”), which provides for Ms. Freeman’s employment as President of the Company for a term expiring on December 31, 2019, subject to certain termination rights, during which time she will receive an annual base salary at the rate of $500,000.

Under the terms of the Freeman Employment Agreement, the Company issued and granted to Ms. Freeman an option to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2005 Stock Incentive Plan, having an exercise price of $8.87 per share, of which (i) 75,000 shares of common stock vest and become exercisable on December 31, 2015; and (ii) 75,000 shares of common stock will vest and become exercisable on each of, December 31, 2016, December 31, 2017, and December 31, 2018. The Freeman Employment Agreement also provides that within three business days of Ms. Freeman’s appointment as the Company’s Chief Executive Officer, the Company will issue and grant to Ms. Freeman an option to purchase 100,000 shares of the Company’s common stock pursuant to the 2005 Stock Incentive Plan, having an exercise price of equal to the closing price of the Company’s common stock on the date of grant, of which 33,334 shares of common stock will vest and become exercisable on December 31, 2015, and 33,333 shares of common stock will vest and become exercisable on each of December 31, 2016, and December 31, 2017.

Also under the terms of the Freeman Employment Agreement, the Company issued and granted to Ms. Freeman a restricted stock award of 300,000 restricted shares under the 2005 Stock Incentive Plan, of which (i) 50,000 restricted shares vested and became nonforteitable on August 25, 2014; (ii) 205,000 restricted shares will vest and become nonforteitable as follows: (A) 45,000 restricted shares will vest if, on or before June 30, 2017, the Fair Market Value (as defined in the 2005 Stock Incentive Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for five consecutive trading days; (B) 80,000 restricted shares will vest if, on or before December 31, 2019, the Fair Market Value of the Company’s common stock shall have equaled or exceeded $20.00 per share for five consecutive trading days; (C) 80,000 restricted shares will vest if, on or before December 31, 2019, the Fair Market Value of the Company’s common stock shall have equaled or exceeded $22.00 per share for five consecutive trading days; and (iii) 15,000 restricted shares will vest and become nonforfeitable on each of December 31, 2015, December 31, 2016 and December 31, 2017. All vested restricted shares will be subject to a lock-up provision restricting sales, dispositions, pledges and transfers of such shares through December 31, 2016.

In addition, Ms. Freeman is entitled, at the sole and absolute discretion of the Compensation Committee of the Company’s Board of Directors, to receive performance bonuses, which may be based upon a variety of factors, with an annual bonus opportunity targeted at 30% of Ms. Freeman’s annual base salary. Ms. Freeman will also be entitled, at the sole and absolute discretion of the Compensation Committee of the Company’s Board of Directors, to participate in other bonus plans of the Company. The Compensation Committee awarded Ms. Freeman a discretionary cash bonus in the amount of $1,000 for her services in 2014.

In the event that Ms. Freeman’s employment is terminated (i) as a result of her death or disability, (ii) by the Company without “cause” (as such term is defined in the Freeman Employment Agreement), (iii) by Ms. Freeman for certain reasons set forth in the Freeman Employment Agreement or (iv) by Ms. Freeman upon a “change in control” (as such term is defined in the Freeman Employment Agreement), Ms. Freeman will, subject to the provisions of the Freeman Employment Agreement, generally be entitled to receive, among other things, an amount equal to one year of her base salary, payment of COBRA premiums for a period of one year, earned but unpaid annual incentive bonuses, and in each case any unvested stock options or shares of restricted stock subject to time based vesting held by Ms. Freeman shall immediately vest, and any such vested shares of restricted stock shall cease to be subject to any lock-up provisions. In addition, upon a “change in control”, the unvested portion of 205,000 shares of restricted stock subject to stock price targets, shall be deemed vested if the purchase price per share in a “change in control” exceeds the applicable vesting stock price targets set forth in the Freeman Employment Agreement.

In the event that Ms. Freeman fails to comply with any of her obligations under the Freeman Employment Agreement, including, without limitation, the non-competition covenant and the non-interference and non-solicitation provisions, Ms. Freeman will be required to repay previous post termination payments paid to her pursuant to the Freeman Employment Agreement as of the date of such failure to comply and she will have no further rights in or to such payments payable to her pursuant to the Freeman Employment Agreement.

Aaron J. Kuehne

Effective as of November 1, 2013, Mr. Aaron J. Kuehne was appointed to serve as the Company’s Chief Financial Officer. Mr. Kuehne was serving as the Company’s interim Chief Financial Officer since March 15, 2013, in connection with the resignation of Mr. Peay, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Mr. Kuehne’s employment with the Company is “at-will.” During the year ended December 31, 2014, the Company paid Mr. Kuehne an annual base salary of $210,000. The Compensation Committee awarded Mr. Kuehne a discretionary cash bonus in the amount of $51,000 for his services in 2014. In connection with Mr. Kuehne’s appointment as the Company’s Chief Financial Officer, on November 8, 2013, awarded to him stock options under the Company’s 2005 Stock Incentive Plan to purchase 25,000 shares of the Company’s common stock at an exercise price of $10.40 per share.

Mark Ritchie

Effective as of August 3, 2012, Mr. Mark Ritchie was appointed to serve as the Company’s Chief Operating Officer. Mr. Ritchie’s employment with the Company is “at-will.” Effective April 1, 2014, Ritchie’s base salary was increased from $240,000 to $245,000. The Compensation Committee awarded Mr. Ritchie a discretionary cash bonus in the amount of $51,000 for his services in 2014.

Director Summary Compensation Table

The following table summarizes the compensation earned by our non-employee directors for the fiscal year ended December 31, 2014:

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)(1)	Option Awards ($)(2)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Philip N. Duff	15,500	(3)	-	-		-	-	-	15,500
Michael A. Henning	49,000		-	46,820	(4)	-	-	-	95,820
Donald L. House	47,000		-	46,820	(5)	-	-	-	93,820
Nicholas Sokolow	47,000		-	46,820	(6)	-	-	-	93,820

(1)   Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 14, “Stock-Based Compensation Plan” in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014.

(2)   Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see footnote 14, “Stock-Based Compensation Plan” in the financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2014.

(3)   Mr. Duff ceased serving as a member of the Board of Directors of the Company effective as of June 5, 2014.

(4)   Mr. Henning’s option award includes the grant of options on June 4, 2014, valued at $46,820 and fully vested on March 31, 2015.

(5)   Mr. House’s option award includes the grant of options on June 4, 2014, valued at $46,820 and fully vested on March 31, 2015.

(6)   Mr. Sokolow’s option award includes the grant of options on June 4, 2014, valued at $46,820 and fully vested on March 31, 2015.

Discussion of Director Compensation

We pay four primary components of compensation to our non-management directors: an annual cash retainer, meeting fees, committee chairman fees, and equity awards, generally comprising of stock equity awards such as stock options. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties on our Board of Directors and its committees as well as the skill level required by the Company of members of the Board of Directors and the need to continue to attract highly qualified candidates to serve on our Board of Directors. Director compensation arrangements are reviewed annually to maintain such standards.

Members of our Board of Directors are compensated as follows: (i) the non-employee directors will receive an annual stock option grant at the Annual Meeting of Stockholders of 10,000 shares at an exercise price equal to the closing price of the Company’s common stock on the date of such grant, and vesting and becoming exercisable in four equal consecutive quarterly tranches; (ii) the non-employee directors will receive an annual retainer of $25,000 payable quarterly; (iii) chairmen of the committees of the Board of Directors, other than the Audit Committee, will receive an additional annual payment of $10,000 payable quarterly; (iv) the chairman of the Board of Directors’ Audit Committee will receive an additional annual payment of $15,000 payable quarterly; and (v) each committee member will receive an additional $1,000 per committee meeting attended.

Our employee directors (Messrs. Kanders, Metcalf, Schiller and Freeman) are compensated pursuant to their employment agreements (which are described below under the heading “Employment Agreements”).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 16, 2015, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person known to us to own or control 5% or more of our common stock, (ii) each of our directors, (iii) each of our “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K), and (iv) our Named Executive Officers and directors and nominees as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Black Diamond, Inc., 2084 East 3900 South, Salt Lake City, UT 84124.

Name	Common Stock Beneficially Owned (1)		Percentage (%) of Common Stock (2)

Warren B. Kanders	7,835,284	(3)	23.4

Robert R. Schiller	1,558,962	(4)	4.8

Nicholas Sokolow	582,567	(5)	1.8

Donald L. House	334,861	(6)	1.0

Peter R. Metcalf	153,883	(7)	*

Michael A. Henning	80,000	(8)	*

Aaron J. Kuehne	46,317	(9)	*

Zeena A. Freeman	28,424	(10)	*

Mark Ritchie	114,967	(11)	*

All directors and named executive officers as a group (8 persons)	10,735,265	(12)	31.4

* Denotes less than one percent.

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares within 60 days of April 16, 2015, (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security.

(2)	Applicable percentage of beneficial ownership is based on 32,711,671 shares of our common stock outstanding as of April 16, 2015.

(3)	Includes (i) Mr. Kanders’ options to purchase 800,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015; (ii) 2,419,490 shares of common stock held by Kanders GMP Holdings, LLC, of which Mr. Kanders is a majority member and a trustee of the manager; (iii) 13,900 shares of common stock that Mr. Kanders may be deemed to beneficially own as UTMA custodian for his children and (v) 124,667 shares of common stock held by Mr. Kanders’ spouse in a UTA Trust Account of which Mr. Kanders is the sole trustee. Of the 7,835,284 shares of common stock included in Mr. Kanders’ beneficial ownership, 5,919,017 shares are hypothecated and/or pledged as security for loans from financial institutions. Excludes (i) 100,000 shares of common stock that are beneficially owned by Mr. Kanders’ spouse, as to all of which he disclaims any beneficial ownership; and (ii) a seven-year restricted stock award granted on January 17, 2011 under the Company’s 2005 Stock Incentive Plan of which 250,000 restricted shares will vest and become nonforfeitable if, on or before January 17, 2018, the closing price of the Company’s common stock shall have equaled or exceeded $14.00 per share for twenty consecutive trading days.

(4)	Includes (i) 35,333 shares of common stock held directly by Mr. Schiller through an IRA account; (ii) 1,296,429 shares of common stock held by Schiller Gregory Investment Company, LLC; (iii) 18,532 shares of common stock that Mr. Schiller may be deemed to beneficially own as UTMA custodian for his children; (iv) 1,200 shares of common stock held by Schiller Family Foundation, Inc., of which Mr. Schiller is the President, and has the power to vote and dispose of such shares; and (v) 207,468 shares of common stock held by the Robert R. Schiller Revocable Trust. Excludes: (i) 500 shares of common stock that are beneficially owned by Mr. Schiller’s spouse through an IRA account; and (ii) 40,000 shares of common stock that may be deemed to be beneficially owned by Mr. Schiller’s spouse as trustee of the Robert R. Schiller Cornerstone Trust. Mr. Schiller disclaims beneficial ownership of the shares of common stock that are or may be deemed to be beneficially owned by his spouse.

(5)	Includes (i) Mr. Sokolow’s options to purchase 165,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015; and (ii) 310,900 shares of common stock held by ST Investors Fund, LLC, of which Mr. Sokolow is the General Manager.

(6)	Includes Mr. House’s options to purchase 205,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015.

(7)	Includes Mr. Metcalf’s options to purchase 75,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015.

(8)	Includes Mr. Henning’s options to purchase 70,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015.

(9)	Includes Mr. Kuehne’s options to purchase 37,500 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015, of which options to purchase 25,000 shares of common stock are subject to certain transfer restrictions through and including December 31, 2017. Excludes (i) Mr. Kuehne’s options to purchase 7,500 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 16, 2015; and (ii) 805 shares of common stock that are beneficially owned by Mr. Kuehne’s spouse, as to all of which he disclaims any beneficial ownership.

(10)	Excludes (i) Ms. Freeman’s options to purchase 300,000 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 16, 2015; and (ii) 250,000 restricted shares, of which (i) 205,000 restricted shares that will vest and become nonforteitable as follows: (A) 45,000 restricted shares that will vest if, on or before June 30, 2017, the fair market value (as defined in the Company’s 2005 Stock Incentive Plan(the “Plan”) ) of the Company’s common stock shall have equaled or exceeded $15.00 per share for five consecutive trading days; (B) 80,000 restricted shares that will vest if, on or before December 31, 2019, the fair market value of the Company’s common stock shall have equaled or exceeded $20.00 per share for five consecutive trading days; (C) 80,000 restricted shares that will vest if, on or before December 31, 2019, the fair market value of the Company’s common stock shall have equaled or exceeded $22.00 per share for five consecutive trading days; and (ii) 15,000 restricted shares that will vest and become nonforfeitable on each of December 31, 2015, December 31, 2016 and December 31, 2017.

(11)	Includes Mr. Ritchie’s options to purchase 100,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015. Excludes 30,000 restricted shares that will vest and become nonforteitable as follows: (i) 10,000 shares shall immediately vest and become nonforfeitable if: (A) during any calendar year ending prior to and including December 31, 2015, the Company’s apparel products achieve certain net revenue targets of at least $35 million in such calendar year; and (B) Mr. Ritchie is employed as a full time employee by the Company or one of its subsidiaries as of March 31, 2016; (ii) 10,000 shares shall immediately vest and become nonforfeitable if: (A) during any calendar year ending prior to and including December 31, 2017, the Company’s apparel products achieve certain net revenue targets in such calendar year; and (B) Mr. Ritchie is employed as a full time employee by the Company or one of its subsidiaries as of March 31, 2018; and (iii) 10,000 shares shall immediately vest and become nonforfeitable if: (A) during any calendar year ending prior to and including December 31, 2018, the Company’s apparel products achieve certain net revenue targets in such calendar year; and (B) Mr. Ritchie is employed as a full time employee by the Company or one of its subsidiaries as of March 31, 2019; provided, however, in the event that the Company fails to achieve a net revenue target in an applicable calendar year but Mr. Ritchie remains employed as a full time employee by the Company or one of its subsidiaries as of the applicable employment date for such period, then 2,000 restricted shares with respect to such period shall become fully vested and the remaining 8,000 unvested restricted shares with respect to such period shall be forfeited effective as of such applicable employment date.

(12)	Includes options to purchase 1,452,500 shares of common stock that are presently exercisable or exercisable within 60 days of April 16, 2015. Excludes options to purchase 307,500 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 16, 2015.

We are not aware of any material proceedings to which any of our directors, nominees for director, executive officers, affiliates of the foregoing persons or any security holder, including any owner of record or beneficially of more than five percent (5%) of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As part of the consideration payable to the stockholders of Gregory Mountain Products when the Company acquired Gregory Mountain Products, the Company issued $14,517,000, $7,539,000, and $554,000 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory Mountain Products, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s Executive Vice Chairman and a member of its Board of Directors. The principle terms of the Merger Consideration Subordinated Notes are as follows: (i) the principal amount is due and payable on May 28, 2017 and is prepayable by the Company at any time; (ii) interest will accrue on the principal amount at the rate of 5% per annum and shall be payable quarterly in cash; (iii) the default interest rate shall accrue at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, are: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes are junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769,000 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2014, $726,000 in interest was paid to Kanders GMP Holdings, LLC, and $377,000 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory Mountain Products exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365,000 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189,000 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2014, $18,000 in interest was paid to Kanders GMP Holdings, LLC, and $10,000 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Aggregate fees for professional services rendered for Black Diamond by KPMG LLP for the fiscal years ended December 31, 2014 and 2013, were:

	Fiscal 2014	Fiscal 2013

Audit Fees	$1,028,357	$890,937

Audit Related Fees	$24,050	$24,354

Tax Fees	$90,330	$31,803

All Other Fees	-	-

Total	$1,142,737	$947,094

Audit Fees. KPMG LLP was engaged as our independent registered public accounting firm to audit our financial statements for the years ended December 31, 2014 and 2013, to audit our internal control over financial reporting as of December 31, 2014 and 2013, to review our 2014 and 2013 interim financial statements, and to perform services in connection with our registration statements.

Audit Related Fees.

In 2014, KPMG billed us $24,050 for services rendered in connection with our sale of certain assets comprising Gregory Mountain Products’ business. In 2013, KPMG billed us $24,354 in connection with services rendered in relation to a transaction.

Tax Fees. The amounts KPMG LLP billed us for professional services rendered for compliance, tax advice or tax planning was $90,330 and $31,803 for the fiscal years ended December 31, 2014 and 2013, respectively.

All Other Fees. There were no other fees for the fiscal year ended December 31, 2014 and 2013, respectively.

Auditor Independence. The Audit Committee has considered the non-audit services provided by KPMG LLP and determined that the provision of such services had no effect on KPMG LLP’s independence from Black Diamond.

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG LLP, our independent registered public accounting firm, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

Since the adoption of the Pre-Approval Policy by the Audit Committee on March 11, 2004, the Audit Committee has not waived the pre-approval requirement for any services rendered by KPMG LLP to Black Diamond. All of the services provided by KPMG LLP to Black Diamond described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a)(3) The following Exhibits are hereby filed as part of this Amendment No. 1 to Form 10-K/A:

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

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate (filed as Exhibit 4.2 to the Company’s annual report on Form 10-K, filed with the Commission on March 15, 2011 and incorporated herein by reference).

Exhibit Number	Exhibit

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Peter Metcalf, dated as of June 5, 2013 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.3	Employment Agreement between the Company and Warren B. Kanders, dated as of June 5, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.4	Employment Agreement between the Company and Robert R. Schiller, dated as of June 5, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference).*

10.5	Employment Agreement, dated as of August 11, 2014, between Black Diamond, Inc. and Zeena Freeman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 15, 2014 and incorporated herein by reference). *

10.6	Letter Agreement, dated as of August 11, 2014, between Black Diamond, Inc. and Peter Metcalf (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 15, 2014 and incorporated herein by reference). *

10.7	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference).*

10.8	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference).*

10.9	Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 3, 2005 and incorporated herein by reference).*

10.10	Amendment to the Form of Stock Option Agreement for the Clarus Corporation 2005 Stock Incentive Plan (filed as Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the Commission on January 6, 2006 and incorporated herein by reference).*

10.11	Amended and Restated Loan Agreement, effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.12	Promissory Note (Term Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.36 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

Exhibit Number	Exhibit

10.13	Promissory Note (Revolving Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.37 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.14	Promissory Note (Acquisition Loan) dated as of March 8, 2013, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.15	Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.16	Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.17	First Amendment dated as of February 28, 2014, to Amended and Restated Loan Agreement, dated effective as of March 8, 2013, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

10.18	Amended and Restated Promissory Note (Term Loan) dated as of February 28, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.35 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 4, 2014 and incorporated herein by reference).

10.19	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.20	Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 4, 2014 and incorporated herein by reference).

10.21	Second Amended and Restated Promissory Note (Revolving Loan) dated effective as of October 31, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed with the Commission on November 4, 2014 and incorporated herein by reference).

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

Exhibit Number	Exhibit

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document (filed as Exhibit 101.INS to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

101.SCH	XBRL Taxonomy Extension Schema Document (filed as Exhibit 101.SCH to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed as Exhibit 101.CAL to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed as Exhibit 101.LAB to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed as Exhibit 101.PRE to the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2015 and incorporated herein by reference).

*	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: April 30, 2015
	By:	/s/ Aaron J. Kuehne
Aaron J. Kuehne,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Peter R. Metcalf	Chief Executive Officer and Director (Principal Executive Officer)
Peter R. Metcalf

/s/ Zeena A. Freeman	President and Director
Zeena A. Freeman

/s/ Aaron J. Kuehne	Chief Financial Officer (Principal Financial Officer and Principal
Aaron J. Kuehne	Accounting Officer)

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

EXHIBIT INDEX

Exhibit Number	Exhibit

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

**	Filed herewith

***	Furnished herewith

