Form 10-Q
period 2015-03-31
Black Diamond, Inc.
filed 2015-05-11
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2015

or

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

As of May 1, 2015, there were 32,711,671 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash	$26,843	$31,034
Marketable securities	9,944	9,902
Accounts receivable, less allowance for doubtful accounts of $798 and $724, respectively	35,617	38,734
Inventories	60,276	64,481
Prepaid and other current assets	10,364	6,111
Income tax receivable	5,561	5,333
Deferred income taxes	3,212	2,965
Total current assets	151,817	158,560

Property and equipment, net	13,647	13,760
Other intangible assets, net	22,727	24,912
Indefinite lived intangible assets	34,072	35,600
Goodwill	40,419	41,983
Deferred income taxes	36,387	37,877
Other long-term assets	2,406	2,821
Total assets	$301,475	$315,513

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,113	$28,639
Deferred income taxes	413	26
Current portion of long-term debt	3,011	3,875
Total current liabilities	24,537	32,540

Long-term debt	18,959	18,562
Deferred income taxes	4,120	5,076
Other long-term liabilities	2,186	2,142
Total liabilities	49,802	58,320

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,808 and 32,801 issued and 32,712 and 32,704 outstanding	3	3
Additional paid in capital	483,499	482,985
Accumulated deficit	(224,872)	(223,197)
Treasury stock, at cost	(186)	(186)
Accumulated other comprehensive loss	(6,771)	(2,412)
Total stockholders' equity	251,673	257,193
Total liabilities and stockholders' equity	$301,475	$315,513

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2015	March 31, 2014

Sales
Domestic sales	$20,879	$17,129
International sales	29,384	27,303
Total sales	50,263	44,432

Cost of goods sold	31,267	27,790
Gross profit	18,996	16,642

Operating expenses
Selling, general and administrative	19,157	20,813
Restructuring charge	468	-
Transaction costs	299	-

Total operating expenses	19,924	20,813

Operating loss	(928)	(4,171)

Other expense
Interest expense, net	(702)	(626)
Other, net	(251)	(127)

Total other expense, net	(953)	(753)

Loss before income tax	(1,881)	(4,924)
Income tax benefit	(206)	(1,522)
Loss from continuing operations	(1,675)	(3,402)

Discontinued operations, net of tax	-	2,075

Net loss	(1,675)	(1,327)

Other comprehensive loss, net of tax:
Unrealized income on marketable securities	27	-
Foreign currency translation adjustment	(5,639)	(345)
Unrealized income on hedging activities	1,253	58
Other comprehensive loss	(4,359)	(287)
Comprehensive loss	$(6,034)	$(1,614)

Loss from continuing operations per share:
Basic	$(0.05)	$(0.10)
Diluted	(0.05)	(0.10)

Net loss per share:
Basic	$(0.05)	$(0.04)
Diluted	(0.05)	(0.04)

Weighted average shares outstanding:
Basic	32,704	32,474
Diluted	32,704	32,474

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities:
Net loss	$(1,675)	$(1,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	921	1,051
Amortization of intangible assets	655	903
Accretion of notes payable	364	317
(Gain) loss on disposition of assets	(9)	9
Stock-based compensation	463	219
Deferred income taxes	(219)	(1,989)
Changes in operating assets and liabilities:
Accounts receivable	2,794	(4,475)
Inventories	3,780	1,997
Prepaid and other current assets	(1,997)	38
Accounts payable and accrued liabilities	(7,574)	(3,857)
Income taxes	(221)	-
Other	(255)	-
Net cash used in operating activities	(2,973)	(7,114)

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	70	-
Purchase of property and equipment	(734)	(660)
Net cash used in investing activities	(664)	(660)

Cash Flows From Financing Activities:
Net repayments of revolving credit facilities	(539)	7,258
Repayments of long-term debt	(7)	(261)
Proceeds from issuance of long-term debt	44	-
Proceeds from exercise of stock options	51	284
Net cash (used in) provided by financing activities	(451)	7,281

Effect of foreign exchange rates on cash	(103)	400
Change in cash	(4,191)	(93)
Cash, beginning of period	31,034	4,478
Cash, end of period	$26,843	$4,385

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$231	$218
Cash paid for interest	$330	$574
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$323	$255

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us” or “our”) as of and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be obtained for the year ending December 31, 2015. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”).

On July 23, 2014, the Company and Gregory Mountain Products, LLC (“Gregory” or “GMP”), its then wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the unaudited condensed consolidated financial statements.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted. We do not believe the adoption of this guidance will have a significant impact the Company’s consolidated statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS

As discussed above, during the year ended December 31, 2014, the Company and Gregory, its then wholly-owned subsidiary, completed the GMP Sale pursuant to the terms of the GMP Purchase Agreement. The Company received $84,135 in cash for the GMP Sale and paid $2,995 in transaction fees for net proceeds of $81,140. The Company recognized a pre-tax gain on such sale of $39,491 and tax expense of $19,424. Summarized results of discontinued operations are as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014

Sales	$-	10,107

Income from operations of GMP	-	1,820
Income tax benefit	-	255
Income from discontinued operations, net of tax	$-	$2,075

In connection with the GMP Sale, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank is allocated to discontinued operations in our condensed consolidated financial statements. Total interest expense allocated to discontinued operations for the three months ended March 31, 2015 and 2014 was $0 and $270, respectively.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014

Finished goods	$49,423	$53,274
Work-in-process	1,384	1,177
Raw materials and supplies	9,469	10,030
	$60,276	$64,481

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014

Land	$2,850	$2,850
Building and improvements	4,111	4,167
Furniture and fixtures	4,406	4,412
Computer hardware and software	5,294	5,154
Machinery and equipment	11,496	11,892
Construction in progress	727	547
	28,884	29,022
Less accumulated depreciation	(15,237)	(15,262)
	$13,647	$13,760

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the three months ended March 31, 2015, from $41,983 to $40,419, due to the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2014	$41,983

Impact of foreign currency exchange rates	(1,564)

Balance at March 31, 2015	$40,419

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), POC Sweden AB and its subsidiaries (collectively, “POC”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the three months ended March 31, 2015, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Balance at December 31, 2014	$35,600

Impact of foreign currency exchange rates	(1,528)

Balance at March 31, 2015	$34,072

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the three months ended March 31, 2015 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2014	$33,437

Impact of foreign currency exchange rates	(1,985)

Gross balance at March 31, 2015	$31,452

Other intangible assets, net of amortization as of March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014

Customer lists and relationships	$21,991	$23,096
Product technologies	6,822	7,530
Trade name	1,692	1,864
Core technologies	947	947
	31,452	33,437
Less accumulated amortization	(8,725)	(8,525)
	$22,727	$24,912

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of March 31, 2015 and December 31, 2014, was as follows:

	March 31, 2015	December 31, 2014

Revolving credit facilities (a)	$-	$-
Foreign credit facilities (b)	2,988	3,844
5% Senior Subordinated Notes due 2017 (refer to Note 16)	18,855	18,491
Term notes (c)	127	102
	21,970	22,437
Less current portion	(3,011)	(3,875)
	$18,959	$18,562

(a)	As of March 31, 2015, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of April 1, 2017.

(b)	The Company’s foreign subsidiaries have a revolving credit facility with a financial institution which matures on June 30, 2015.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(c)	Various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% and monthly installments ranging from $0 to $2. The notes mature between January 2016 and March 2017, and are secured by certain equipment.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,186 and $2,142 as of March 31, 2015 and December 31, 2014, respectively, with $2,186 and $2,131 of the balance as of March 31, 2015 and December 31, 2014, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $2,186 and $2,131 as other long-term assets for the underfunded amount as of March 31, 2015 and December 31, 2014, respectively.

NOTE 8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s primary exchange rate risk management objective is to mitigate the uncertainty of anticipated cash flows attributable to changes in foreign currency exchange rates. The Company primarily focuses on mitigating changes in cash flows resulting from sales denominated in currencies other than the U.S. dollar. The Company manages this risk primarily by using currency forward and option contracts. If the anticipated transactions are deemed probable, the resulting relationships are formally designated as cash flow hedges.

At March 31, 2015, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At March 31, 2015 there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $6,517 on all contracts at March 31, 2015. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	10,020	February 2016
Foreign exchange contracts - British Pounds	2,248	February 2016
Foreign exchange contracts - Euros	31,510	February 2016
Foreign exchange contracts - Swiss Francs	25,596	February 2016

	December 31, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	12,053	February 2016
Foreign exchange contracts - British Pounds	2,739	February 2016
Foreign exchange contracts - Euros	36,673	February 2016
Foreign exchange contracts - Swiss Francs	31,344	February 2016

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains (losses) of $1,706 and $(334) were reclassified to sales during the three months ended March 31, 2015 and 2014, respectively.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As of December 31, 2014, the Company reported an accumulated derivative instrument gain of $1,891. During the three months ended March 31, 2015, the Company reported an adjustment to accumulated other comprehensive income of $1,253, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument gain of $3,144 reported as of March 31, 2015.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2015 and December 31, 2014:

	Classification	March 31, 2015	December 31, 2014

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$6,517	$3,066
Forward exchange contracts	Other long-term assets	$-	$446

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$79
Forward exchange contracts	Other long-term liabilities	$-	$11

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(59)	$(4,244)	$1,891	$(2,412)
Other comprehensive income (loss) before reclassifications	27	(5,639)	2,338	(3,274)
Amounts reclassified from other comprehensive income (loss)	-	-	(1,085)	(1,085)
Net current period other comprehensive income (loss)	27	(5,639)	1,253	(4,359)
Balance as of March 31, 2015	$(32)	$(9,883)	$3,144	$(6,771)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net loss of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2015, were as follows:

Affected line item in the Consolidated Statement of Comprehensive Loss	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive Loss

Sales	$1,706
Less: Income tax expense	621
Amount reclassified, net of tax	$1,085

NOTE 10. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,944	$-	$-	$9,944
Forward exchange contracts	-	6,517	-	6,517
	$9,944	$6,517	$-	$16,461

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,902	$-	$-	$9,902
Forward exchange contracts	-	3,512	-	3,512
	$9,902	$3,512	$-	$13,414

Liabilities
Forward exchange contracts	$-	$90	$-	$90
	$-	$90	$-	$90

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at March 31, 2015 and December 31, 2014.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2015	March 31, 2014

Weighted average shares outstanding - basic	32,704	32,474
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	32,704	32,474

Loss from continuing operations per share:
Basic	$(0.05)	$(0.10)
Diluted	(0.05)	(0.10)

Income from discontinued operations per share:
Basic	$-	$0.06
Diluted	-	0.06

Net loss per share:
Basic	$(0.05)	$(0.04)
Diluted	(0.05)	(0.04)

For the three months ended March 31, 2015 and 2014, equity awards of 3,611 and 3,315, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

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

During the three months ended March 31, 2015, the Company issued 10 stock options under the 2005 Plan to employees of the Company, which options granted will vest in three installments as follows: 4 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted During the Three Months Ended March 31, 2015

Number of options	10
Option vesting period	4 Years
Grant price	$6.67
Dividend yield	0.00%
Expected volatility (a)	53.00%
Risk-free interest rate	1.86%
Expected life (years) (b)	6.45
Weighted average fair value	$3.53

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s expected volatility was based on a combination of the Company’s historical volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of all stock options granted during the three months ended March 31, 2015 was $35, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock and stock options recorded by the Company for the three months ended March 31, 2015 and 2014 was $463 and $219, respectively. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of March 31, 2015, there were 1,082 unvested stock options and unrecognized compensation cost of $3,045 related to unvested stock options, as well as 560 unvested restricted stock awards and unrecognized compensation cost of $960 related to unvested restricted stock awards. As of March 31, 2015, the Company has unvested restricted stock awards which vest based upon satisfaction of a performance condition. Achievement of the performance condition is currently not considered probable. Consequently, the Company has not recorded compensation costs associated with the performance condition awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan during 2014 to realign resources within the organization and anticipates completing the plan in 2015. During the three months ended March 31, 2015, we incurred restructuring charges of $388 related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization. There were no restructuring charges during the three months ended March 31, 2014. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the remainder of 2015.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs.

Balance at December 31, 2014	$199
Charges to expense:
Employee termination benefits	388
Other costs	80
Total restructuring charges	468
Cash payments and non-cash charges:
Cash payments	(86)
Balance at March 31, 2015	$581

As of March 31, 2015, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2015.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

Total rent expense of the Company for the three months ended March 31, 2015 and 2014 was $545 and $591, respectively.

NOTE 15. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates ranging from 19% - 38%.

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

As of December 31, 2014, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $167,303 ($294 relates to excess tax benefits related to share based payment compensation, which will not be recorded until an income tax payable exists), $1,337 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Internal Revenue Code, as amended (the “Code”) begin to expire based upon the following schedule:

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2015, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2015, $5 in interest was paid to Kanders GMP Holdings, LLC, and $2 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

On July 23, 2014, the Company and Gregory Mountain Products, LLC (“Gregory” or “GMP”), its then wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the unaudited condensed consolidated financial statements.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Accounting Pronouncements Issued Not Yet Adopted

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended March 31, 2015 Compared to Consolidated Three Months Ended March 31, 2014

The following presents a discussion of consolidated operations for the three months ended March 31, 2015, compared with the consolidated three months ended March 31, 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014

Sales
Domestic sales	$20,879	$17,129
International sales	29,384	27,303
Total sales	50,263	44,432

Cost of goods sold	31,267	27,790
Gross profit	18,996	16,642

Operating expenses
Selling, general and administrative	19,157	20,813
Restructuring charge	468	-
Transaction costs	299	-

Total operating expenses	19,924	20,813

Operating loss	(928)	(4,171)

Other expense
Interest expense, net	(702)	(626)
Other, net	(251)	(127)

Total other expense, net	(953)	(753)

Loss before income tax	(1,881)	(4,924)
Income tax benefit	(206)	(1,522)
Loss from continuing operations	(1,675)	(3,402)

Discontinued operations, net of tax	-	2,075

Net loss	$(1,675)	$(1,327)

Sales

Consolidated sales increased $5,831, or 13.1%, to $50,263 during the three months ended March 31, 2015, compared to consolidated sales of $44,432 during the three months ended March 31, 2014. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment. This increase was offset by a decrease in sales of $2,191 during the three months ended March 31, 2015 compared to the prior period due to the weakening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $3,750, or 21.9%, to $20,879 during the three months ended March 31, 2015, compared to consolidated domestic sales of $17,129 during the three months ended March 31, 2014. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $2,081, or 7.6%, to $29,384 during the three months ended March 31, 2015, compared to consolidated international sales of $27,303 during the three months ended March 31, 2014. The increase in international sales was primarily attributable to an increase in the quantity of new and existing climb and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment. This increase was offset by a decrease in sales of $2,191 during the three months ended March 31, 2015 compared to the prior period due to the weakening of foreign currencies against the U.S. dollar.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,477, or 12.5%, to $31,267 during the three months ended March 31, 2015, compared to consolidated cost of goods sold of $27,790 during the three months ended March 31, 2014. The increase in cost of goods sold was primarily attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $2,354, or 14.1%, to $18,996 during the three months ended March 31, 2015, compared to consolidated gross profit of $16,642 during the three months ended March 31, 2014. Consolidated gross margin was 37.8% during the three months ended March 31, 2015, compared to a consolidated gross margin of 37.5% during the three months ended March 31, 2014. Consolidated gross margin during the three months ended March 31, 2015, increased compared to the prior year due to a favorable mix in product and channel distribution.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $1,656, or 8.0%, to $19,157 during the three months ended March 31, 2015, compared to consolidated selling, general, and administrative expenses of $20,813 during the three months ended March 31, 2014. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its restructuring plan implemented during 2014 to realign resources within the organization. The Company anticipates completing the plan during 2015.

Restructuring Charges

Consolidated restructuring expense increased to $468 during the three months ended March 31, 2015, compared to consolidated restructuring expense of $0 during the three months ended March 31, 2014. $388 of the restructuring expenses incurred during the three months ended March 31, 2015, related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Transaction Costs

Consolidated transaction expense increased to $299 during the three months ended March 31, 2015, compared to consolidated transaction expense of $0 during the three months ended March 31, 2014, which consisted of expenses related to the Company’s exploration of a full range of strategic alternatives for each of the Company’s brands, Black Diamond, POC and PIEPS.

Interest Expense, net

Consolidated interest expense, net, increased $76, or 12.1%, to $702 during the three months ended March 31, 2015, compared to consolidated interest expense, net, of $626 during the three months ended March 31, 2014. The increase in interest expense, net, was primarily attributable to higher average outstanding foreign credit debt amounts during the three months ended March 31, 2015, compared to the same period in 2014.

Other, net

Consolidated other, net, expense increased to $124 during the three months ended March 31, 2015 compared to consolidated other, net expense of $127 during the three months ended March 31, 2014. The increase in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses on mark-to-market adjustments on non-hedged foreign currency contracts.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit decreased $1,316, or 86.5%, to a benefit of $206 during the three months ended March 31, 2015, compared to a consolidated income tax benefit of $1,522 during the same period in 2014. The decrease in tax benefit is due to the decrease in the effective tax rate and decrease in loss before income tax recorded during the three months ended March 31, 2015, compared to the same period in 2014.

Our effective income tax rate was 11.0% for the three months ended March 31, 2015, compared to 30.9% for the same period in 2014. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended March 31, 2015.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations decreased to $0 during the three months ended March 31, 2015, compared to discontinued operations of $2,075 during the three months ended March 31, 2014. There was no activity for Gregory during the three months ended March 31, 2015.

Liquidity and Capital Resources

Consolidated Three months ended March 31, 2015 Compared to Consolidated Three months ended March 31, 2014

The following presents a discussion of cash flows for the consolidated three months ended March 31, 2015, compared with the consolidated three months ended March 31, 2014. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facilities, and the net proceeds from the GMP Sale. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facilities. At March 31, 2015, we had total cash of $26,843 and marketable securities of $9,944, compared with a cash balance of $31,034 and marketable securities of $9,902 at December 31, 2014, which was substantially all controlled by the Company’s U.S. entities. At March 31, 2015, the Company had $1,503 of the $26,843 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Three Months Ended
	March 31, 2015	March 31, 2014

Net cash used in operating activities	$(2,973)	$(7,114)
Net cash used in investing activities	(664)	(660)
Net cash (used in) provided by financing activities	(451)	7,281
Effect of foreign exchange rates on cash	(103)	400
Change in cash	(4,191)	(93)
Cash, beginning of period	31,034	4,478
Cash, end of period	$26,843	$4,385

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $2,973 during the three months ended March 31, 2015, compared to consolidated net cash used in operating activities of $7,114 during the three months ended March 31, 2014. The decrease in net cash used by operating activities during 2015 is primarily due to a decrease in net operating assets or non-cash working capital of $3,079 during the three months ended March 31, 2015, compared to the same period in 2014.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash used in operating activities less capital expenditures, was free cash flows used of $3,707 during the three months ended March 31, 2015 compared to free cash flows used of $7,774 during the same period in 2014. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2015	March 31, 2014

Net cash used in operating activities	$(2,973)	$(7,114)
Purchase of property and equipment	(734)	(660)
Free cash flow	$(3,707)	$(7,774)

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $4 to $664 during the three months ended March 31, 2015, compared to consolidated net cash used in investing activities of $660 during the three months ended March 31, 2014. The increase in investing activities in the current year relates to additional capital expenditures offset by proceeds received from the disposition of property and equipment.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $451 during the three months ended March 31, 2015, compared to consolidated cash provided by financing activities of $7,281 during the three months ended March 31, 2014. The cash provided during the three months ended March 31, 2014 was primarily a result of net borrowing on the revolving line of credit of $7,258. The absence of the proceeds during the same period in 2015 resulted in net cash used in financing activities.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2015, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2015, $5 in interest was paid to Kanders GMP Holdings, LLC, and $2 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2015, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BLACK DIAMOND, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Legal Proceedings

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: May 11, 2015	By:	/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

