Form 10-Q
period 2015-06-30
Black Diamond, Inc.
filed 2015-08-10
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2015

or

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

As of August 4, 2015, there were 32,762,671 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets
Cash	$34,409	$31,034
Marketable securities	9,925	9,902
Accounts receivable, less allowance for doubtful accounts of $713 and $724, respectively	25,154	38,734
Inventories	62,230	64,481
Prepaid and other current assets	7,704	6,111
Income tax receivable	1,883	5,333
Deferred income taxes	2,832	2,965
Total current assets	144,137	158,560

Property and equipment, net	13,558	13,760
Other intangible assets, net	22,520	24,912
Indefinite lived intangible assets	34,528	35,600
Goodwill	40,885	41,983
Deferred income taxes	39,246	37,877
Other long-term assets	2,492	2,821
Total assets	$297,366	$315,513

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,426	$28,639
Deferred income taxes	130	26
Current portion of long-term debt	2,649	3,875
Total current liabilities	24,205	32,540

Long-term debt	19,339	18,562
Deferred income taxes	3,822	5,076
Other long-term liabilities	2,257	2,142
Total liabilities	49,623	58,320

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,859 and 32,801 issued and 32,763 and 32,704 outstanding	3	3
Additional paid in capital	484,115	482,985
Accumulated deficit	(230,319)	(223,197)
Treasury stock, at cost	(186)	(186)
Accumulated other comprehensive loss	(5,870)	(2,412)
Total stockholders' equity	247,743	257,193
Total liabilities and stockholders' equity	$297,366	$315,513

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2015	June 30, 2014

Sales
Domestic sales	$18,211	$14,430
International sales	16,868	19,992
Total sales	35,079	34,422

Cost of goods sold	22,220	22,078
Gross profit	12,859	12,344

Operating expenses
Selling, general and administrative	18,129	17,984
Restructuring charge	1,408	410
Transaction costs	689	-

Total operating expenses	20,226	18,394

Operating loss	(7,367)	(6,050)

Other (expense) income
Interest expense, net	(695)	(623)
Other, net	92	319

Total other expense, net	(603)	(304)

Loss before income tax	(7,970)	(6,354)
Income tax benefit	(2,523)	(1,911)
Loss from continuing operations	(5,447)	(4,443)

Discontinued operations, net of tax	-	(540)

Net loss	(5,447)	(4,983)

Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(12)	-
Foreign currency translation adjustment	2,055	(1,838)
Unrealized (loss) income on hedging activities	(1,142)	74
Other comprehensive income (loss)	901	(1,764)
Comprehensive loss	$(4,546)	$(6,747)

Loss from continuing operations per share:
Basic	$(0.17)	$(0.14)
Diluted	(0.17)	(0.14)

Net loss per share:
Basic	$(0.17)	$(0.15)
Diluted	(0.17)	(0.15)

Weighted average shares outstanding:
Basic	32,723	32,515
Diluted	32,723	32,515

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2015	June 30, 2014

Sales
Domestic sales	$39,090	$31,559
International sales	46,252	47,295
Total sales	85,342	78,854

Cost of goods sold	53,487	49,868
Gross profit	31,855	28,986

Operating expenses
Selling, general and administrative	37,286	38,797
Restructuring charge	1,876	410
Transaction costs	988	-

Total operating expenses	40,150	39,207

Operating loss	(8,295)	(10,221)

Other (expense) income
Interest expense, net	(1,397)	(1,249)
Other, net	(159)	192

Total other expense, net	(1,556)	(1,057)

Loss before income tax	(9,851)	(11,278)
Income tax benefit	(2,729)	(3,433)
Loss from continuing operations	(7,122)	(7,845)

Discontinued operations, net of tax	-	1,535

Net loss	(7,122)	(6,310)

Other comprehensive loss, net of tax:
Unrealized income on marketable securities	15	-
Foreign currency translation adjustment	(3,584)	(2,183)
Unrealized income on hedging activities	111	132
Other comprehensive loss	(3,458)	(2,051)
Comprehensive loss	$(10,580)	$(8,361)

Loss from continuing operations per share:
Basic	$(0.22)	$(0.24)
Diluted	(0.22)	(0.24)

Net loss per share:
Basic	$(0.22)	$(0.19)
Diluted	(0.22)	(0.19)

Weighted average shares outstanding:
Basic	32,714	32,495
Diluted	32,714	32,495

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities:
Net loss	$(7,122)	$(6,310)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,884	2,107
Amortization of intangible assets	1,301	1,755
Accretion of notes payable	742	645
Loss on disposition of assets	37	16
Stock-based compensation	1,038	537
Deferred income taxes	(2,738)	(2,676)
Changes in operating assets and liabilities:
Accounts receivable	13,441	4,093
Inventories	2,378	(10,732)
Prepaid and other current assets	(896)	(542)
Accounts payable and accrued liabilities	(7,306)	3,438
Income taxes	3,450	-
Other	(351)	-
Net cash provided by (used in) operating activities	5,858	(7,669)

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	74	4
Purchase of property and equipment	(1,628)	(1,382)
Net cash used in investing activities	(1,554)	(1,378)

Cash Flows From Financing Activities:
Net (repayments of) proceeds from revolving credit facilities	(971)	9,200
Repayments of long-term debt	(14)	(483)
Proceeds from issuance of long-term debt	44	-
Proceeds from exercise of stock options	92	643
Net cash (used in) provided by financing activities	(849)	9,360

Effect of foreign exchange rates on cash	(80)	(186)
Change in cash	3,375	127
Cash, beginning of period	31,034	4,478
Cash, end of period	$34,409	$4,605

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(3,431)	$346
Cash paid for interest	$660	$1,229
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$254	$184

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us” or “our”) as of and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2015 are not necessarily indicative of the results to be obtained for the year ending December 31, 2015. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”).

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

On March 16, 2015, the Company announced that it engaged Rothschild Inc. and Robert W. Baird & Co., Incorporated as financial advisors to lead an exploration of a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions. There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. The guidance is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. We do not believe the adoption of this guidance will have a significant impact on the Company’s consolidated statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. The guidance is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. We do not believe the adoption of this guidance will have a significant impact on the Company’s consolidated statements and related disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. The ASU does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. The ASU is effective for interim and annual periods in fiscal years beginning after December 15, 2015. The ASU allows prospective or retrospective application. Early adoption is permitted. We do not believe the adoption of this guidance will have a significant impact on the Company’s consolidated statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which intends to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. We do not believe the adoption of this guidance will have a significant impact on the Company’s consolidated statements and related disclosures.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Sales	$-	8,502	-	18,609

Income from operations of GMP	-	622	-	2,442
Income tax expense	-	(1,162)	-	(907)
(Loss) income from discontinued operations, net of tax	$-	$(540)	$-	$1,535

In connection with the GMP Sale, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank is allocated to discontinued operations in our condensed consolidated financial statements. Total interest expense allocated to discontinued operations for the three months ended June 30, 2015 and 2014 was $0 and $332, respectively, and for the six months ended June 30, 2015 and 2014 was $0 and $601.

NOTE 3. INVENTORIES

Inventories, as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014

Finished goods	$52,049	$53,274
Work-in-process	1,885	1,177
Raw materials and supplies	8,296	10,030
	$62,230	$64,481

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014

Land	$2,850	$2,850
Building and improvements	4,406	4,167
Furniture and fixtures	4,417	4,412
Computer hardware and software	5,255	5,154
Machinery and equipment	12,672	11,892
Construction in progress	400	547
	30,000	29,022
Less accumulated depreciation	(16,442)	(15,262)
	$13,558	$13,760

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the six months ended June 30, 2015, from $41,983 to $40,885, due to the impact of foreign currency exchange rates. The following table summarizes the changes in goodwill:

Balance at December 31, 2014	$41,983

Impact of foreign currency exchange rates	(1,098)

Balance at June 30, 2015	$40,885

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”), POC Sweden AB and its subsidiaries (collectively, “POC”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the six months ended June 30, 2015, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2014	$35,600

Impact of foreign currency exchange rates	(1,072)

Balance at June 30, 2015	$34,528

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the six months ended June 30, 2015 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2014	$33,437

Impact of foreign currency exchange rates	(1,400)

Gross balance at June 30, 2015	$32,037

Other intangible assets, net of amortization as of June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014

Customer lists and relationships	$22,316	$23,096
Product technologies	7,024	7,530
Trade name	1,750	1,864
Core technologies	947	947
	32,037	33,437
Less accumulated amortization	(9,517)	(8,525)
	$22,520	$24,912

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2015 and December 31, 2014, was as follows:

	June 30, 2015	December 31, 2014

Revolving credit facilities (a)	$-	$-
Foreign credit facilities (b)	2,632	3,844
5% Senior Subordinated Notes due 2017 (refer to Note 16)	19,233	18,491
Term notes (c)	123	102
	21,988	22,437
Less current portion	(2,649)	(3,875)
	$19,339	$18,562

(a)	As of June 30, 2015, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank (the “Lender”) with a maturity date of April 1, 2017.

(b)	The Company’s foreign subsidiaries have a revolving credit facility with a financial institution which matures on January 31, 2016.

(c)	Various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% and monthly installments ranging from $0 to $2. The notes mature between January 2016 and March 2017, and are secured by certain equipment.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,257 and $2,142 as of June 30, 2015 and December 31, 2014, respectively, with $2,257 and $2,131 of the balance as of June 30, 2015 and December 31, 2014, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $2,257 and $2,131 as other long-term assets for the underfunded amount as of June 30, 2015 and December 31, 2014, respectively.

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

At June 30, 2015, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At June 30, 2015 there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $3,839 on all contracts at June 30, 2015. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	7,471	February 2016
Foreign exchange contracts - British Pounds	1,497	February 2016
Foreign exchange contracts - Euros	23,332	February 2016
Foreign exchange contracts - Swiss Francs	16,924	February 2016

	December 31, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	12,053	February 2016
Foreign exchange contracts - British Pounds	2,739	February 2016
Foreign exchange contracts - Euros	36,673	February 2016
Foreign exchange contracts - Swiss Francs	31,344	February 2016

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains (losses) of $1,058 and $(287) were reclassified to sales during the three months ended June 30, 2015 and 2014, respectively, and $2,764 and $(621) were reclassified to sales during the six months ended June 30, 2015 and 2014, respectively.

As of December 31, 2014, the Company reported an accumulated derivative instrument gain of $1,891. During the six months ended June 30, 2015, the Company reported an adjustment to accumulated other comprehensive income of $111, as a result of the change in fair value of these contracts and reclassifications to sales, resulting in an accumulated derivative instrument gain of $2,002 reported as of June 30, 2015.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2015 and December 31, 2014:

	Classification	June 30, 2015	December 31, 2014

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$3,839	$3,066
Forward exchange contracts	Other long-term assets	$-	$446

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$79
Forward exchange contracts	Other long-term liabilities	$-	$11

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(59)	$(4,244)	$1,891	$(2,412)
Other comprehensive income (loss) before reclassifications	15	(3,584)	1,869	(1,700)
Amounts reclassified from other comprehensive income (loss)	-	-	(1,758)	(1,758)
Net current period other comprehensive income (loss)	15	(3,584)	111	(3,458)
Balance as of June 30, 2015	$(44)	$(7,828)	$2,002	$(5,870)

The effects on net loss of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2015, were as follows:

	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive Loss
Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015

Sales	$1,058	$2,764
Less: Income tax expense	385	1,006
Amount reclassified, net of tax	$673	$1,758

NOTE 10. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,925	$-	$-	$9,925
Forward exchange contracts	-	3,839	-	3,839
	$9,925	$3,839	$-	$13,764

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,902	$-	$-	$9,902
Forward exchange contracts	-	3,512	-	3,512
	$9,902	$3,512	$-	$13,414

Liabilities
Forward exchange contracts	$-	$90	$-	$90
	$-	$90	$-	$90

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at June 30, 2015 and December 31, 2014.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Weighted average shares outstanding - basic	32,723	32,515	32,714	32,495
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	32,723	32,515	32,714	32,495

Loss from continuing operations per share:
Basic	$(0.17)	$(0.14)	$(0.22)	$(0.24)
Diluted	(0.17)	(0.14)	(0.22)	(0.24)

Income (loss) from discontinued operations per share:
Basic	$-	$(0.01)	$-	$0.05
Diluted	-	(0.01)	-	0.05

Net loss per share:
Basic	$(0.17)	$(0.15)	$(0.22)	$(0.19)
Diluted	(0.17)	(0.15)	(0.22)	(0.19)

For the three months ended June 30, 2015 and 2014, equity awards of 3,323 and 3,295, respectively, and for the six months ended June 30, 2015 and 2014, equity awards of 3,365 and 3,293, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2005 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan continued in effect until June 2015.

During the six months ended June 30, 2015, the Company issued 10 stock options under the 2005 Plan to employees of the Company, which options granted will vest in three installments as follows: 4 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2015

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

Using these assumptions, the fair value of all stock options granted during the six months ended June 30, 2015 was $35, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2015 and 2014 was $575 and $318, respectively, and for the six months ended June 30, 2015 and 2014 was $1,038 and $537, respectively. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of June 30, 2015, there were 648 unvested stock options and unrecognized compensation cost of $1,596 related to unvested stock options, as well as 310 unvested restricted stock awards and unrecognized compensation cost of $65 related to unvested restricted stock awards. As of June 30, 2015, the Company has unvested restricted stock awards which vest based upon satisfaction of a performance condition. Achievement of the performance condition is currently not considered probable. Consequently, the Company has not recorded compensation costs associated with the performance condition awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 to realign resources within the organization and anticipates completing the plan in 2015. During the three and six months ended June 30, 2015, we incurred restructuring charges of $1,408 and $1,876, respectively. During the three and six months ended June 30, 2014, we incurred restructuring charges of $410. Restructuring charges of $700 were incurred during the three and six months ended June 30, 2015, which related to the write-off of inventory that was distinguishable and directly attributable to the Company’s restructuring plan and not as a result of external market factors associated with the ongoing business. We have incurred $5,459 of cumulative restructuring charges since the commencement of the restructuring plan in 2014. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the remainder of 2015.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

Balance at December 31, 2014	$199
Charges to expense:
Employee termination benefits	843
Inventory write-off	700
Other costs	333
Total restructuring charges	1,876
Cash payments and non-cash charges:
Cash payments	(859)
Inventory write-off	(700)
Balance at June 30, 2015	$516

As of June 30, 2015, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2015.

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

Total rent expense of the Company for the three months ended June 30, 2015 and 2014 was $511 and $600, respectively, and for the six months ended June 30, 2015 and 2014 was $1,056 and $1,191, respectively.

NOTE 15. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates ranging from 20% - 35%.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. In order to utilize the recorded U.S. deferred tax assets the Company will need to generate approximately $137,000 of future U.S. taxable income, of which approximately $117,000 will need to be generated by 2022 to utilize the net operating losses that management considers realizable. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future taxable income. The Company’s conclusion that the deferred tax assets are more likely than not to be realized reflects, among other things, its ability to generate taxable income to utilize the available net operating loss and credit carryforwards. The ability of the Company to generate taxable income and meet management’s projections of future taxable income are dependent upon the growth of U.S. based sales, including apparel sales; the maintaining of gross margins and the controlling of other operating expenses in order to increase the U.S. based taxable income; and/or the generation of tax planning strategies in the future. While the Company believes that its estimate of future taxable income is reasonable, it is inherently uncertain. If the Company’s taxable income does not grow as management currently projects over an extended time period, or if the Company realizes unforeseen significant losses in the future, additions to the valuation allowance which reduce the deferred tax assets could be recorded.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2015, $182 and $363 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2015, $4 and $9 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $3 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On March 16, 2015, the Company announced that it engaged Rothschild Inc. and Robert W. Baird & Co., Incorporated as financial advisors to lead an exploration of a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions. There can be no assurance as to the outcome of the strategic alternatives process, that any particular strategic alternative will be pursued or that any transaction will occur.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended June 30, 2015 Compared to Consolidated Three Months Ended June 30, 2014

The following presents a discussion of consolidated operations for the three months ended June 30, 2015, compared with the consolidated three months ended June 30, 2014.

	Three Months Ended
	June 30, 2015	June 30, 2014

Sales
Domestic sales	$18,211	$14,430
International sales	16,868	19,992
Total sales	35,079	34,422

Cost of goods sold	22,220	22,078
Gross profit	12,859	12,344

Operating expenses
Selling, general and administrative	18,129	17,984
Restructuring charge	1,408	410
Transaction costs	689	-

Total operating expenses	20,226	18,394

Operating loss	(7,367)	(6,050)

Other (expense) income
Interest expense, net	(695)	(623)
Other, net	92	319

Total other expense, net	(603)	(304)

Loss before income tax	(7,970)	(6,354)
Income tax benefit	(2,523)	(1,911)
Loss from continuing operations	(5,447)	(4,443)

Discontinued operations, net of tax	-	(540)

Net loss	$(5,447)	$(4,983)

Sales

Consolidated sales increased $657, or 1.9%, to $35,079 during the three months ended June 30, 2015, compared to consolidated sales of $34,422 during the three months ended June 30, 2014. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment. This increase was offset by a decrease in sales of $1,658 during the three months ended June 30, 2015 compared to the prior period due to the weakening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $3,781, or 26.2%, to $18,211 during the three months ended June 30, 2015, compared to consolidated domestic sales of $14,430 during the three months ended June 30, 2014. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb, mountain, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $3,124, or 15.6%, to $16,868 during the three months ended June 30, 2015, compared to consolidated international sales of $19,992 during the three months ended June 30, 2014. The decrease in international sales was primarily attributable to a decrease in sales of $1,658 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2015 compared to the prior period and a decrease in the quantity of new and existing climb and mountain products sold during the period. This decrease was partially offset by an increase in wheels products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $142, or 0.6%, to $22,220 during the three months ended June 30, 2015, compared to consolidated cost of goods sold of $22,078 during the three months ended June 30, 2014. The increase in cost of goods sold was primarily attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $515, or 4.2%, to $12,859 during the three months ended June 30, 2015, compared to consolidated gross profit of $12,344 during the three months ended June 30, 2014. Consolidated gross margin was 36.7% during the three months ended June 30, 2015, compared to a consolidated gross margin of 35.9% during the three months ended June 30, 2014. Consolidated gross margin during the three months ended June 30, 2015, increased compared to the prior year due to a favorable mix in product and channel distribution.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $145, or 0.8%, to $18,129 during the three months ended June 30, 2015, compared to consolidated selling, general, and administrative expenses of $17,984 during the three months ended June 30, 2014. The increase in selling, general and administrative expenses was primarily attributable to termination benefits provided to the Company’s former President, Ms. Zeena Freeman, offset by the Company’s realization of savings from its restructuring plan implemented during 2014 to realign resources within the organization. The Company anticipates completing the plan during 2015.

Restructuring Charges

Consolidated restructuring expense increased $998, or 243.4%, to $1,408 during the three months ended June 30, 2015, compared to consolidated restructuring expense of $410 during the three months ended June 30, 2014. Restructuring expenses incurred during the three months ended June 30, 2015, related to the write-off of inventory that was directly attributable to the Company’s restructuring plan of $700, benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $455, and other restructuring costs of $253.

Transaction Costs

Consolidated transaction expense increased to $689 during the three months ended June 30, 2015, compared to consolidated transaction expense of $0 during the three months ended June 30, 2014, which consisted of expenses related to the Company’s exploration of a full range of strategic alternatives for each of the Company’s brands, Black Diamond, POC and PIEPS.

Interest Expense, net

Consolidated interest expense, net, increased $72, or 11.6%, to $695 during the three months ended June 30, 2015, compared to consolidated interest expense, net, of $623 during the three months ended June 30, 2014. The increase in interest expense, net, was primarily attributable to higher average outstanding foreign credit debt amounts during the three months ended June 30, 2015, compared to the same period in 2014.

Other, net

Consolidated other, net, decreased $227, or 71.2%, to income of $92 during the three months ended June 30, 2015 compared to consolidated other, net income of $319 during the three months ended June 30, 2014. The decrease in other, net, was primarily attributable to losses on mark-to-market adjustment on non-hedged foreign currency contracts partially offset by an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit increased $612, or 32.0%, to a benefit of $2,523 during the three months ended June 30, 2015, compared to a consolidated income tax benefit of $1,911 during the same period in 2014. The increase in tax benefit is due to the increase in the effective tax rate and increase in loss before income tax recorded during the three months ended June 30, 2015, compared to the same period in 2014.

Our effective income tax rate was 31.7% for the three months ended June 30, 2015, compared to 30.1% for the same period in 2014. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2015.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations increased to $0 during the three months ended June 30, 2015, compared to discontinued operations loss of $540 during the three months ended June 30, 2014. There was no activity for Gregory during the three months ended June 30, 2015.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated Six Months Ended June 30, 2015 Compared to Consolidated Six Months Ended June 30, 2014

The following presents a discussion of consolidated operations for the six months ended June 30, 2015, compared with the consolidated six months ended June 30, 2014.

	Six Months Ended
	June 30, 2015	June 30, 2014

Sales
Domestic sales	$39,090	$31,559
International sales	46,252	47,295
Total sales	85,342	78,854

Cost of goods sold	53,487	49,868
Gross profit	31,855	28,986

Operating expenses
Selling, general and administrative	37,286	38,797
Restructuring charge	1,876	410
Transaction costs	988	-

Total operating expenses	40,150	39,207

Operating loss	(8,295)	(10,221)

Other (expense) income
Interest expense, net	(1,397)	(1,249)
Other, net	(159)	192

Total other expense, net	(1,556)	(1,057)

Loss before income tax	(9,851)	(11,278)
Income tax benefit	(2,729)	(3,433)
Loss from continuing operations	(7,122)	(7,845)

Discontinued operations, net of tax	-	1,535

Net loss	$(7,122)	$(6,310)

Sales

Consolidated sales increased $6,488, or 8.2%, to $85,342 during the six months ended June 30, 2015, compared to consolidated sales of $78,854 during the six months ended June 30, 2014. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment. This increase was offset by a decrease in sales of $3,849 during the six months ended June 30, 2015 compared to the prior period due to the weakening of foreign currencies against the U.S. dollar.

Consolidated domestic sales increased $7,531, or 23.9%, to $39,090 during the six months ended June 30, 2015, compared to consolidated domestic sales of $31,559 during the six months ended June 30, 2014. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, ski, and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $1,043, or 2.2%, to $46,252 during the six months ended June 30, 2015, compared to consolidated international sales of $47,295 during the six months ended June 30, 2014. The decrease in international sales was primarily attributable to a decrease in sales of $3,849 due to the weakening of foreign currencies against the U.S. dollar during the six months ended June 30, 2015 compared to the prior period. This decrease was offset by an increase in the quantity of new and existing climb and wheels products sold during the period, which included additional apparel sold by Black Diamond Equipment.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,619, or 7.3%, to $53,487 during the six months ended June 30, 2015, compared to consolidated cost of goods sold of $49,868 during the six months ended June 30, 2014. The increase in cost of goods sold was primarily attributable to an increase in sales.

Gross Profit

Consolidated gross profit increased $2,869, or 9.9%, to $31,855 during the six months ended June 30, 2015, compared to consolidated gross profit of $28,986 during the six months ended June 30, 2014. Consolidated gross margin was 37.3% during the six months ended June 30, 2015, compared to a consolidated gross margin of 36.8% during the six months ended June 30, 2014. Consolidated gross margin during the six months ended June 30, 2015, increased compared to the prior year due to a favorable mix in product and channel distribution.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $1,511, or 3.9%, to $37,286 during the six months ended June 30, 2015, compared to consolidated selling, general, and administrative expenses of $38,797 during the six months ended June 30, 2014. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its restructuring plan implemented during 2014 to realign resources within the organization. The Company anticipates completing the plan during 2015. The decrease was partially offset by termination benefits provided to the Company’s former President, Ms. Zeena Freeman, during the six months ended June 30, 2015.

Restructuring Charges

Consolidated restructuring expense increased $1,466, or 357.6%, to $1,876 during the six months ended June 30, 2015, compared to consolidated restructuring expense of $410 during the six months ended June 30, 2014. Restructuring expenses incurred during the six months ended June 30, 2015, related to the write-off of inventory that was directly attributable to the Company’s restructuring plan of $700, benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $843, and other restructuring costs of $333.

Transaction Costs

Consolidated transaction expense increased to $988 during the six months ended June 30, 2015, compared to consolidated transaction expense of $0 during the six months ended June 30, 2014, which consisted of expenses related to the Company’s exploration of a full range of strategic alternatives for each of the Company’s brands, Black Diamond, POC and PIEPS.

Interest Expense, net

Consolidated interest expense, net, increased $148, or 11.8%, to $1,397 during the six months ended June 30, 2015, compared to consolidated interest expense, net, of $1,249 during the six months ended June 30, 2014. The increase in interest expense, net, was primarily attributable to higher average outstanding foreign credit debt amounts during the six months ended June 30, 2015, compared to the same period in 2014.

Other, net

Consolidated other, net, decreased to expense of $159 during the six months ended June 30, 2015 compared to consolidated other, net income of $192 during the six months ended June 30, 2014. The decrease in other, net, was primarily attributable to remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable partially offset by a decrease in losses on mark-to-market adjustments on non-hedged foreign currency contracts.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit decreased $704, or 20.5%, to a benefit of $2,729 during the six months ended June 30, 2015, compared to a consolidated income tax benefit of $3,433 during the same period in 2014. The decrease in tax benefit is due to the decrease in the effective tax rate and decrease in loss before income tax recorded during the six months ended June 30, 2015, compared to the same period in 2014.

Our effective income tax rate was 27.7% for the six months ended June 30, 2015, compared to 30.4% for the same period in 2014. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the six months ended June 30, 2015.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations decreased to $0 during the six months ended June 30, 2015, compared to discontinued operations of $1,535 during the six months ended June 30, 2014. There was no activity for Gregory during the six months ended June 30, 2015.

Liquidity and Capital Resources

Consolidated Six months ended June 30, 2015 Compared to Consolidated Six months ended June 30, 2014

The following presents a discussion of cash flows for the consolidated six months ended June 30, 2015, compared with the consolidated six months ended June 30, 2014. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facilities, and the net proceeds from the GMP Sale. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facilities. At June 30, 2015, we had total cash of $34,409 and marketable securities of $9,925, compared with a cash balance of $31,034 and marketable securities of $9,902 at December 31, 2014, which was substantially all controlled by the Company’s U.S. entities. At June 30, 2015, the Company had $808 of the $34,409 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Six Months Ended
	June 30, 2015	June 30, 2014

Net cash provided by (used in) operating activities	$5,858	$(7,669)
Net cash used in investing activities	(1,554)	(1,378)
Net cash (used in) provided by financing activities	(849)	9,360
Effect of foreign exchange rates on cash	(80)	(186)
Change in cash	3,375	127
Cash, beginning of period	31,034	4,478
Cash, end of period	$34,409	$4,605

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $5,858 during the six months ended June 30, 2015, compared to consolidated net cash used in operating activities of $7,669 during the six months ended June 30, 2014. The increase in net cash provided by operating activities during 2015 is primarily due to a decrease in net operating assets or non-cash working capital of $14,810 during the six months ended June 30, 2015, compared to the same period in 2014.

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, was free cash flows provided of $4,230 during the six months ended June 30, 2015 compared to free cash flows used of $9,051 during the same period in 2014. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Six Months Ended
	June 30, 2015	June 30, 2014

Net cash provided by (used in) operating activities	$5,858	$(7,669)
Purchase of property and equipment	(1,628)	(1,382)
Free cash flow	$4,230	$(9,051)

Net Cash From Investing Activities

Consolidated net cash used in investing activities increased by $176 to $1,554 during the six months ended June 30, 2015, compared to consolidated net cash used in investing activities of $1,378 during the six months ended June 30, 2014. The increase in investing activities in the current year relates to additional capital expenditures offset by proceeds received from the disposition of property and equipment.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $849 during the six months ended June 30, 2015, compared to consolidated cash provided by financing activities of $9,360 during the six months ended June 30, 2014. The cash provided during the six months ended June 30, 2014 was primarily a result of net borrowing on the revolving line of credit of $9,200. The cash used during the six months ended June 30, 2015 was primarily a result of net repayments of revolving credit facilities.

Net Operating Loss

As of December 31, 2014, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $167,303 ($294 relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $1,337 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $167,303 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Revolving Credit Facility

On October 31, 2014, the Company together with its direct and indirect domestic subsidiaries entered into a second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) with Zions First National Bank (the “Lender”), which matures on April 1, 2017. Under the Second Amended and Restated Loan Agreement, the Company has a $20,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a second amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”) and a $10,000 accordion option (the “Accordion”) available to the Company to increase the Revolving Line of Credit on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Also pursuant to the Second Amended and Restated Loan Agreement, the Company terminated its outstanding term loan facility which previously allowed the Company to borrow up to $10,000 and certain additional changes were made to the original amended and restated loan agreement and the covenants contained therein.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2015, $182 and $363 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2015, $4 and $9 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $3 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2015, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

BLACK DIAMOND, INC.

Date: August 10, 2015	By:	/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
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

