Form 10-Q
period 2015-09-30
Black Diamond, Inc.
filed 2015-11-09
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2015

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to _________

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

As of November 2, 2015, there were 32,787,671 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets
Cash	$26,273	$29,788
Marketable securities	9,235	9,902
Accounts receivable, less allowance for doubtful accounts of $250 and $461, respectively	30,115	27,754
Inventories	54,280	56,789
Prepaid and other current assets	4,956	5,274
Income tax receivable	1,786	5,323
Deferred income taxes	2	2,482
Assets held for sale	60,105	21,248
Total current assets	186,752	158,560

Property and equipment, net	11,626	12,235
Other intangible assets, net	11,296	12,558
Indefinite lived intangible assets	22,738	22,993
Goodwill	29,327	29,628
Deferred income taxes	41	37,904
Other long-term assets	2,276	2,732
Non-current assets held for sale	-	38,930
Total assets	$264,056	$315,540

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,576	$24,672
Deferred income taxes	77	26
Liabilities held for sale	16,734	7,842
Total current liabilities	38,387	32,540

Long-term debt	19,731	18,559
Deferred income taxes	5,973	-
Other long-term liabilities	2,412	2,142
Non-current liabilities held for sale	-	5,106
Total liabilities	66,503	58,347

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,884 and 32,801 issued and 32,788 and 32,704 outstanding	3	3
Additional paid in capital	484,478	482,985
Accumulated deficit	(278,438)	(223,197)
Treasury stock, at cost	(186)	(186)
Accumulated other comprehensive loss	(8,304)	(2,412)
Total stockholders' equity	197,553	257,193
Total liabilities and stockholders' equity	$264,056	$315,540

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2015	September 30, 2014

Sales
Domestic sales	$17,185	$17,640
International sales	22,071	26,430
Total sales	39,256	44,070

Cost of goods sold	25,113	26,728
Gross profit	14,143	17,342

Operating expenses
Selling, general and administrative	14,243	15,945
Restructuring charge	696	2,180
Transaction costs	39	-

Total operating expenses	14,978	18,125

Operating loss	(835)	(783)

Other (expense) income
Interest expense, net	(705)	(650)
Other, net	696	(774)

Total other expense, net	(9)	(1,424)

Loss before income tax	(844)	(2,207)
Income tax expense (benefit)	48,382	(1,045)
Loss from continuing operations	(49,226)	(1,162)

Discontinued operations, net of tax	1,107	21,565

Net (loss) income	(48,119)	20,403

Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(439)	-
Foreign currency translation adjustment	(1,063)	(5,026)
Unrealized (loss) income on hedging activities	(932)	1,651
Other comprehensive loss	(2,434)	(3,375)
Comprehensive (loss) income	$(50,553)	$17,028

Loss from continuing operations per share:
Basic	$(1.50)	$(0.04)
Diluted	(1.50)	(0.04)

Net (loss) income per share:
Basic	$(1.47)	$0.63
Diluted	(1.47)	0.63

Weighted average shares outstanding:
Basic	32,776	32,585
Diluted	32,776	32,585

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Sales
Domestic sales	$51,992	$46,176
International sales	59,198	66,168
Total sales	111,190	112,344

Cost of goods sold	71,711	70,834
Gross profit	39,479	41,510

Operating expenses
Selling, general and administrative	43,470	46,488
Restructuring charge	2,572	2,590
Transaction costs	446	-

Total operating expenses	46,488	49,078

Operating loss	(7,009)	(7,568)

Other (expense) income
Interest expense, net	(2,073)	(1,808)
Other, net	346	(626)

Total other expense, net	(1,727)	(2,434)

Loss before income tax	(8,736)	(10,002)
Income tax expense (benefit)	46,075	(3,503)
Loss from continuing operations	(54,811)	(6,499)

Discontinued operations, net of tax	(430)	20,592

Net (loss) income	(55,241)	14,093

Other comprehensive loss, net of tax:
Unrealized loss on marketable securities	(424)	-
Foreign currency translation adjustment	(4,647)	(7,209)
Unrealized (loss) income on hedging activities	(821)	1,783
Other comprehensive loss	(5,892)	(5,426)
Comprehensive (loss) income	$(61,133)	$8,667

Loss from continuing operations per share:
Basic	$(1.67)	$(0.20)
Diluted	(1.67)	(0.20)

Net (loss) income per share:
Basic	$(1.69)	$0.43
Diluted	(1.69)	0.43

Weighted average shares outstanding:
Basic	32,735	32,525
Diluted	32,735	32,525

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities:
Net (loss) income	$(55,241)	$14,093

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	2,730	3,357
Amortization of intangible assets	1,829	2,495
Impairment of long-lived assets	-	2,028
Gain on sale of discontinued operation	-	(39,491)
Accretion of notes payable	1,133	985
Loss on disposition of assets	55	18
Gain from removal of accumulated translation adjustment	(606)	-
Stock-based compensation	1,229	1,387
Deferred income taxes	47,139	15,161
Changes in operating assets and liabilities:
Accounts receivable	(678)	(12,312)
Inventories	(3,674)	(24,962)
Prepaid and other current assets	(669)	1,846
Accounts payable and accrued liabilities	(1,519)	2,988
Income taxes	3,774	-
Other	(397)	1,407
Net cash used in operating activities	(4,895)	(31,000)

Cash Flows From Investing Activities:
Proceeds from the sale of Gregory Mountain Products	-	81,140
Proceeds from disposition of property and equipment	276	4
Purchase of property and equipment	(2,314)	(2,399)
Net cash (used in) provided by investing activities	(2,038)	78,745

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	2,276	(3,125)
Repayments of long-term debt	(21)	(9,438)
Proceeds from issuance of long-term debt	44	-
Purchase of treasury stock	-	(184)
Proceeds from exercise of stock options	264	1,303
Excess tax benefits from share-based payment arrangements	-	1,701
Net cash provided by (used in) financing activities	2,563	(9,743)

Effect of foreign exchange rates on cash	(136)	313

Change in cash	(4,506)	38,315
Cash, beginning of period	31,034	4,478
Cash, end of period	$26,528	$42,793

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(5,217)	$450
Cash paid for interest	$1,010	$1,700

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$280	$120

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (“Black Diamond” or the “Company,” which may be referred to as “we,” “us” or “our”) as of and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclossed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be obtained for the year ending December 31, 2015. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “Commission”).

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold (“POC Disposition”) their respective equity interests in POC USA, LLC and POC Sweden AB (collectively, “POC”) comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”) dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $65,000 in cash (before purchase price adjustments of $(440) relating to net working capital and net debt) for the POC Disposition. The assets and liabilities of POC have been segregated and reported as held for sale as of September 30, 2015 and December 31, 2014. Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the unaudited condensed consolidated financial statements.

Nature of Business

Black Diamond is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers and skiers, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor industry and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

On March 16, 2015, the Company announced that it engaged Rothschild Inc. and Robert W. Baird & Co., Incorporated as financial advisors to lead an exploration of a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions. On October 8, 2015, the Company announced the completion of the POC Disposition resulting in the conclusion of the Company’s review of strategic alternatives.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. During the nine months ended September 30, 2015, the Company adopted Accounting Standards Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The ASU requires prospective adoption and permits early adoption. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements and related disclosures.

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

Additionally, as discussed above, on October 7, 2015, the Company sold POC to Dainese and the assets and liabilities of POC are classified as held for sale as of September 30, 2015 and December 31, 2014. As the POC Disposition was completed during our fourth fiscal quarter of 2015, we expect to recognize a gain on the POC Disposition during the three months ending December 31, 2015.

The carrying amounts of the assets and liabilities of POC were classified as held for sale in our condensed consolidated balance sheet. The asset and liability balances as of September 30, 2015 were classified as current as we anticipated the sale of these assets and liabilities within a one year period. The carrying amounts were as follows:

	September 30, 2015	December 31, 2014

Cash	$255	$1,246
Accounts receivable	8,899	10,980
Inventories	13,685	7,692
Prepaid and other current assets	1,070	837
Income tax receivable	-	10
Deferred income taxes	756	483
Total current assets held for sale	24,665	21,248

Property and equipment, net	1,525	1,525
Other intangible assets, net	10,599	12,354
Indefinite lived intangible assets	11,683	12,607
Goodwill	11,449	12,355
Deferred income taxes	127	-
Other long-term assets	57	89
Total assets held for sale	$60,105	$60,178

Accounts payable and accrued liabilities	$5,679	$3,967
Income tax payable	237	-
Current portion of long-term debt	5,841	3,875
Total current liabilities held for sale	11,757	7,842

Long-term debt	-	3
Deferred income taxes	4,977	5,103
Total liabilities held for sale	$16,734	$12,948

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized results of discontinued operations for both GMP and POC are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales	$10,826	$12,866	$24,234	$42,055
Cost of goods sold	(5,278)	(6,567)	(12,167)	(22,853)
Selling, general and administrative	(3,547)	(5,000)	(11,606)	(16,953)
Transaction costs	(847)	(1,680)	(1,428)	(2,995)
Interest expense, net	(33)	(89)	(62)	(781)
Other, net	29	3,201	220	3,217

Income (loss) from operations of discontinued operations	1,150	2,731	(809)	1,690
Gain on sale of discontinued operations	-	39,491	-	39,491

Income (loss) before taxes	1,150	42,222	(809)	41,181
Income tax expense (benefit)	43	20,657	(379)	20,589
Income (loss) from discontinued operations, net of tax	$1,107	$21,565	$(430)	$20,592

In connection with the GMP Sale, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank (the “Lender”) is allocated to discontinued operations in our condensed consolidated financial statements.

Summarized condensed cash flow information for both GMP and POC discontinued operations are as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014

Depreciation of property and equipment	414	440
Amortization of intangible assets	852	1,430
Stock-based compensation	201	349
Purchase of property and equipment	(578)	(682)

NOTE 3. INVENTORIES

Inventories, as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014

Finished goods	$44,272	$45,776
Work-in-process	1,926	1,177
Raw materials and supplies	8,082	9,836
	$54,280	$56,789

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014

Land	$2,850	$2,850
Building and improvements	4,055	3,835
Furniture and fixtures	3,458	3,598
Computer hardware and software	4,976	4,907
Machinery and equipment	9,927	9,265
Construction in progress	571	533
	25,837	24,988
Less accumulated depreciation	(14,211)	(12,753)
	$11,626	$12,235

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the nine months ended September 30, 2015, from $29,628 to $29,327, due to the impact of foreign currency exchange rates. In conjunction with the POC Disposition, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization, plus a reasonable control premium in the performance of its impairment test. The market capitalization was based upon the outstanding shares as of September 30, 2015 and the average market share price for three days including and following the announcement of the POC Disposition. It was determined that the fair value exceeded the carrying value. Based on the results of the Company’s impairment tests completed during the third quarter, the Company determined that goodwill was not impaired. If the market capitalization decreases in the future, a reasonable possibility exists that goodwill could be impaired and that such impairment may be material to the financial statements. The following table summarizes the changes in goodwill:

Balance at December 31, 2014	$29,628

Impact of foreign currency exchange rates	(301)

Balance at September 30, 2015	$29,327

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was a decrease in tradenames and trademarks during the nine months ended September 30, 2015, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2014	$22,993

Impact of foreign currency exchange rates	(255)

Balance at September 30, 2015	$22,738

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the nine months ended September 30, 2015 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2014	$17,633

Impact of foreign currency exchange rates	(367)

Gross balance at September 30, 2015	$17,266

Other intangible assets, net of amortization as of September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014

Customer lists and relationships	$14,101	$14,306
Product technologies	2,218	2,380
Core technologies	947	947
	17,266	17,633
Less accumulated amortization	(5,970)	(5,075)
	$11,296	$12,558

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of September 30, 2015 and December 31, 2014, was as follows:

	September 30, 2015	December 31, 2014

Revolving credit facilities (a)	$-	$-
Foreign credit facilities (b)	-	-
5% Senior Subordinated Notes due 2017 (refer to Note 16)	19,624	18,491
Term notes (c)	107	68
	19,731	18,559
Less current portion	-	-
	$19,731	$18,559

(a)	As of September 30, 2015, the Company had drawn $0 on a $20,000 revolving credit facility with the Lender with a maturity date of April 1, 2017.

(b)	The Company’s foreign subsidiaries have a revolving credit facility with a financial institution which matures on January 31, 2016. As of September 30, 2015 and December 31, 2014, the revolving credit facility had a balance of $5,831 and $3,844, respectively, and is included in liabilities held for sale.

(c)	Various term loans are payable to financial institutions and a government entity with interest rates ranging from 0.75% to 5.50% and monthly installments ranging from $0 to $2. The notes mature between January 2016 and March 2017, and are secured by certain equipment. As of September 30, 2015 and December 31, 2014, $10 and $34, respectively, is included in liabilities held for sale.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,412 and $2,142 as of September 30, 2015 and December 31, 2014, respectively, with $2,169 and $2,131 of the balance as of September 30, 2015 and December 31, 2014, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland that, under U.S. GAAP, is considered to be a defined benefit plan. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $2,169 and $2,131 as other long-term assets for the underfunded amount as of September 30, 2015 and December 31, 2014, respectively.

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

At September 30, 2015, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At September 30, 2015 there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $3,150 on all contracts at September 30, 2015. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of September 30, 2015 and December 31, 2014:

	September 30, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	5,858	February 2016
Foreign exchange contracts - British Pounds	1,180	February 2016
Foreign exchange contracts - Euros	18,866	February 2016
Foreign exchange contracts - Swiss Francs	12,724	February 2016

	December 31, 2014
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	12,053	February 2016
Foreign exchange contracts - British Pounds	2,739	February 2016
Foreign exchange contracts - Euros	36,673	February 2016
Foreign exchange contracts - Swiss Francs	31,344	February 2016

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged item is recognized in earnings. Gains (losses) of $1,530 and $332 were reclassified to sales during the three months ended September 30, 2015 and 2014, respectively, and $4,126 and $(218) were reclassified to sales during the nine months ended September 30, 2015 and 2014, respectively. Gains (losses) of $76 and $(31) were reclassified to discontinued operations, net of tax, during the three months ended September 30, 2015 and 2014, respectively, and $183 and $(76) were reclassified to discontinued operations, net of tax, during the nine months ended September 30, 2015 and 2014, respectively.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As of December 31, 2014, the Company reported an accumulated derivative instrument gain of $1,891. During the nine months ended September 30, 2015, the Company reported accumulated other comprehensive loss of $821, as a result of the change in fair value of these contracts and reclassifications to sales and discontinued operations as discussed above, resulting in an accumulated derivative instrument gain of $1,070 reported as of September 30, 2015.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2015 and December 31, 2014:

	Classification	September 30, 2015	December 31, 2014

Derivative instruments in asset positions:

Forward exchange contracts	Prepaid and other current assets	$2,821	$2,908
Forward exchange contracts	Assets held for sale	$329	$158
Forward exchange contracts	Other long-term assets	$-	$446

Derivative instruments in liability positions:

Forward exchange contracts	Accounts payable and accrued liabilities	$-	$79
Forward exchange contracts	Other long-term liabilities	$-	$11

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(59)	$(4,244)	$1,891	$(2,412)
Other comprehensive (loss) income before reclassifications	(424)	(4,041)	1,986	(2,479)
Amounts reclassified from other comprehensive income (loss)	-	(606)	(2,807)	(3,413)
Net current period other comprehensive loss	(424)	(4,647)	(821)	(5,892)
Balance as of September 30, 2015	$(483)	$(8,891)	$1,070	$(8,304)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net loss of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and nine months ended September 30, 2015, were as follows:

	Gains reclassified from AOCI to the Consolidated Statement of Comprehensive Loss
Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015
Foreign exchange contracts:
Sales	$1,530	$4,126
Less: Income tax expense	557	1,502
Discontinued operations, net of tax	76	183
Amount reclassified, net of tax	$1,049	$2,807

Foreign currency translation adjustments:
Other, net	$606	$606

Total reclassificaitons from AOCI	$1,655	$3,413

The Company’s policy is to classify reclassifications of cumulative foreign currency translation from AOCI to Other, net.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,235	$-	$-	$9,235
Forward exchange contracts	-	3,150	-	3,150
	$9,235	$3,150	$-	$12,385

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,902	$-	$-	$9,902
Forward exchange contracts	-	3,512	-	3,512
	$9,902	$3,512	$-	$13,414

Liabilities
Forward exchange contracts	$-	$90	$-	$90
	$-	$90	$-	$90

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at September 30, 2015 and December 31, 2014.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Weighted average shares outstanding - basic	32,776	32,585	32,735	32,525
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	32,776	32,585	32,735	32,525

Loss from continuing operations per share:
Basic	$(1.50)	$(0.04)	$(1.67)	$(0.20)
Diluted	(1.50)	(0.04)	(1.67)	(0.20)

Income (loss) from discontinued operations per share:
Basic	$0.03	$0.67	$(0.02)	$0.63
Diluted	0.03	0.67	(0.02)	0.63

Net (loss) income per share:
Basic	$(1.47)	$0.63	$(1.69)	$0.43
Diluted	(1.47)	0.63	(1.69)	0.43

For the three months ended September 30, 2015 and 2014, equity awards of 2,995 and 3,705, respectively, and for the nine months ended September 30, 2015 and 2014, equity awards of 3,241 and 3,567, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) had flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2005 Plan allowed for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that could be granted through awards under the 2005 Plan to any employee in any calendar year could not exceed 500 shares. The 2005 Plan continued in effect until June 2015 when it expired in accordance with its terms.

During the nine months ended September 30, 2015, the Company issued 10 stock options under the 2005 Plan to employees of the Company, which options granted will vest in three installments as follows: 4 shall vest on December 31, 2016, and the remaining shares shall vest equally on December 31, 2017 and December 31, 2018.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2015

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

Using these assumptions, the fair value of all stock options granted during the nine months ended September 30, 2015 was $35, which is being recognized over the vesting period of the options.

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2015 and 2014 was $126 and $715, respectively, and for the nine months ended September 30, 2015 and 2014 was $1,028 and $1,038, respectively. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of September 30, 2015, there were 638 unvested stock options and unrecognized compensation cost of $1,412 related to unvested stock options, as well as 310 unvested restricted stock awards and unrecognized compensation cost of $57 related to unvested restricted stock awards. As of September 30, 2015, the Company has unvested restricted stock awards which vest based upon satisfaction of a performance condition. Achievement of the performance condition is currently not considered probable. Consequently, the Company has not recorded compensation costs associated with the performance condition awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (“2014 Plan”) to realign resources within the organization and anticipates completing the plan in 2015. During the three and nine months ended September 30, 2015, we incurred restructuring charges of $427 and $2,303, respectively, related to the 2014 Plan. During the three and nine months ended September 30, 2014, we incurred restructuring charges of $2,180 and $2,590. Restructuring charges of $700 were incurred during the nine months ended September 30, 2015, which related to the write-off of inventory that was distinguishable and directly attributable to the Company’s 2014 Plan and not as a result of external market factors associated with the ongoing business. We have incurred $5,886 of cumulative restructuring charges since the commencement of the 2014 Plan. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the remainder of 2015.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Plan”) and anticipates completing the plan in 2016. During the three and nine months ended September 30, 2015, we incurred restructuring charges of $269 related to the 2015 Plan. There were no costs incurred related to the 2015 Plan during 2014. We have incurred $269 of cumulative restructuring charges since the commencement of the 2015 Plan.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

	2014 Plan	2015 Plan
Balance at December 31, 2014	$199	$-
Charges to expense:
Employee termination benefits	1,252	269
Inventory write-off	700	-
Other costs	351	-
Total restructuring charges	2,303	269
Cash payments and non-cash charges:
Cash payments	(1,543)	-
Inventory write-off	(700)	-
Balance at September 30, 2015	$259	$269

As of September 30, 2015, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2015.

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

Total rent expense for continuing operations of the Company for the three months ended September 30, 2015 and 2014 was $352 and $483, respectively, and for the nine months ended September 30, 2015 and 2014 was $1,195 and $1,469, respectively.

NOTE 15. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of 25%.

As of December 31, 2014, the Company’s gross deferred tax asset was $73,465. The Company had recorded a valuation allowance of $16,081, resulting in a net deferred tax asset of $57,384, before deferred tax liabilities of $21,644. The Company provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2014, because the ultimate realization of those assets did not meet the more likely than not criteria.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future taxable income. The need for a valuation allowance is reassessed at each interim reporting period. During the three months ended September 30, 2015, the Company recorded an increase to its valuation allowance of $49,194. The change in valuation allowance resulted in a discrete charge to income tax expense of $48,335 for the three and nine months ended September 30, 2015. Certain events and circumstances transpired during the three months ended September 30, 2015, which caused the Company to conclude that the realization of some portion of its deferred tax assets does not satisfy the more-likely-than-not threshold. As a result of the POC Disposition that occurred on October 7, 2015, the assets and liabilities of POC have been segregated and reported as held for sale as of September 30, 2015 and December 31, 2014. The POC Disposition removed a substantial portion of the Company’s projected future taxable income. Additionally, during the three months ended September 30, 2015, the Company made the decision to scale back its apparel initiative and announced a realignment of resources. The totality of these events and circumstances impedes management’s ability to forecast future long-term taxable income to the extent that it does not meet the more likely than not threshold.

As of December 31, 2014, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $167,303 ($294 relates to excess tax benefits related to share based payment compensation, which will not be recorded until an income tax payable exists), $1,337 and $56, respectively. To the extent the Company has future taxable income, the Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2015, $181 and $544 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2015, $5 and $14 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

NOTE 17. SUBSEQUENT EVENT

Peter Metcalf

Mr. Peter Metcalf provided the Company with notice, which became effective on November 5, 2015, that he will voluntarily terminate his Employment Agreement, dated as of June 5, 2013, with the Company and will retire as the Company’s Chief Executive Officer effective as of December 31, 2015. In connection therewith, Mr. Metcalf has provided a general release of the Company, and will not compete with the Company for a period of five years after the effective date of his retirement as the Company’s Chief Executive Officer.

Amendment No. 1 to Second Amended and Restated Loan Agreement

On November 9, 2015, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the second amended and restated loan agreement dated as of October 31, 2014 (the “Loan Agreement”) with the Lender. Pursuant to the Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $240,000 to $170,000 with an annual increase of $2,000 for each fiscal year thereafter, and certain additional changes were also made to the Loan Agreement.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Quarterly Report on Form 10-Q we may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements. Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company's customers; the Company's ability to implement its reformation and growth strategy, including its ability to organically grow each of its historical product lines; the ability of the Company to identify potential acquisition or investment opportunities as part of its redeployment and diversification strategy; the Company’s ability to successfully redeploy its capital into diversifying assets or that any such redeployment will result in the Company’s future profitability; the Company's exposure to product liability of product warranty claims and other loss contingencies; stability of the Company's manufacturing facilities and foreign suppliers; the Company's ability to protect trademarks, patents and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Black Diamond, Inc. (which may be referred to as “Black Diamond,” “Company,” “we,” “our” or “us”) is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers and skiers, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor industry and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs) rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced design skis, ski poles, ski bindings, ski boots, ski skins, and ski safety products, including avalanche transceivers, shovels, and probes.

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold (“POC Disposition”) their respective equity interests in POC USA, LLC and POC Sweden AB (collectively, “POC”) comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”) dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $65,000 in cash (before purchase price adjustments of $(440) relating to net working capital and net debt) for the POC Disposition. The assets and liabilities of POC have been segregated and reported as held for sale as of September 30, 2015 and December 31, 2014. Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On March 16, 2015, the Company announced that it engaged Rothschild Inc. and Robert W. Baird & Co., Incorporated as financial advisors to lead an exploration of a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions. On October 8, 2015, the Company announced the completion of the POC Disposition resulting in the conclusion of the Company’s review of strategic alternatives.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended September 30, 2015 Compared to Consolidated Three Months Ended September 30, 2014

The following presents a discussion of consolidated operations for the three months ended September 30, 2015, compared with the consolidated three months ended September 30, 2014.

	Three Months Ended
	September 30, 2015	September 30, 2014

Sales
Domestic sales	$17,185	$17,640
International sales	22,071	26,430
Total sales	39,256	44,070

Cost of goods sold	25,113	26,728
Gross profit	14,143	17,342

Operating expenses
Selling, general and administrative	14,243	15,945
Restructuring charge	696	2,180
Transaction costs	39	-

Total operating expenses	14,978	18,125

Operating loss	(835)	(783)

Other (expense) income
Interest expense, net	(705)	(650)
Other, net	696	(774)

Total other expense, net	(9)	(1,424)

Loss before income tax	(844)	(2,207)
Income tax expense (benefit)	48,382	(1,045)
Loss from continuing operations	(49,226)	(1,162)

Discontinued operations, net of tax	1,107	21,565

Net (loss) income	$(48,119)	$20,403

Sales

Consolidated sales decreased $4,814, or 10.9%, to $39,256 during the three months ended September 30, 2015, compared to consolidated sales of $44,070 during the three months ended September 30, 2014. The decrease in sales was primarily attributable to a decrease in sales of $2,441 due to the weakening of foreign currencies against the U.S. dollar during the three months ended September 30, 2015 compared to the prior period and a decrease in the quantity of new and existing climb and ski products sold during the period.

Consolidated domestic sales decreased $455, or 2.6%, to $17,185 during the three months ended September 30, 2015, compared to consolidated domestic sales of $17,640 during the three months ended September 30, 2014. The decrease in domestic sales was primarily attributable to a decrease in the quantity of new and existing climb and ski products sold during the period, which was partially offset by an increase in mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $4,359, or 16.5%, to $22,071 during the three months ended September 30, 2015, compared to consolidated international sales of $26,430 during the three months ended September 30, 2014. The decrease in international sales was primarily attributable to a decrease in sales of $2,441 due to the weakening of foreign currencies against the U.S. dollar during the three months ended September 30, 2015 compared to the prior period and a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold decreased $1,615, or 6.0%, to $25,113 during the three months ended September 30, 2015, compared to consolidated cost of goods sold of $26,728 during the three months ended September 30, 2014. The decrease in cost of goods sold was primarily attributable to a decrease in sales.

Gross Profit

Consolidated gross profit decreased $3,199, or 18.4%, to $14,143 during the three months ended September 30, 2015, compared to consolidated gross profit of $17,342 during the three months ended September 30, 2014. Consolidated gross margin was 36.0% during the three months ended September 30, 2015, compared to a consolidated gross margin of 39.4% during the three months ended September 30, 2014. Consolidated gross margin during the three months ended September 30, 2015, decreased compared to the prior year due to the weakening of foreign currencies against the U.S. dollar during the three months ended September 30, 2015 compared to the prior period.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $1,702, or 10.7%, to $14,243 during the three months ended September 30, 2015, compared to consolidated selling, general, and administrative expenses of $15,945 during the three months ended September 30, 2014. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its restructuring plan implemented during 2014 to realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $1,484, or 68.1%, to $696 during the three months ended September 30, 2015, compared to consolidated restructuring expense of $2,180 during the three months ended September 30, 2014. Restructuring expenses incurred during the three months ended September 30, 2015, primarily related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Transaction Costs

Consolidated transaction expense increased to $39 during the three months ended September 30, 2015, compared to consolidated transaction expense of $0 during the three months ended September 30, 2014, which consisted of expenses related to the Company’s exploration of a full range of strategic alternatives for each of the Company’s brands.

Interest Expense, net

Consolidated interest expense, net, increased $55, or 8.5%, to $705 during the three months ended September 30, 2015, compared to consolidated interest expense, net, of $650 during the three months ended September 30, 2014. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, increased $1,470, or 189.9%, to income of $696 during the three months ended September 30, 2015 compared to consolidated other, net loss of $774 during the three months ended September 30, 2014. The increase in other, net, was primarily attributable to gains on mark-to-market adjustment on non-hedged foreign currency contracts, cumulative translation adjustment gains attributable to the substantial liquidation of a foreign entity, and a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax expense increased $49,427, or 4,729.9%, to an expense of $48,382 during the three months ended September 30, 2015, compared to a consolidated income tax benefit of $1,045 during the same period in 2014. The increase in tax expense is due to the Company recording an increase in its valuation allowance of $49,194 during the three months ended September 30, 2015. The change in valuation allowance resulted in a discrete charge to income tax expense of $48,335 for the three months ended September 30, 2015. Certain events and circumstances transpired during the three months ended September 30, 2015, which caused the Company to conclude that realization of some portion of deferred tax assets does not satisfy the more-likely-than-not threshold.

Our effective income tax rate was 5,732.5% for the three months ended September 30, 2015, compared to 47.3% for the same period in 2014. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. As mentioned above, the change in valuation allowance resulted in a discrete charge to income tax expense of $48,335 for the three months ended September 30, 2015.

Discontinued Operations

Discontinued operations decreased $20,458, or 94.9%, to income of $1,107 during the three months ended September 30, 2015, compared to discontinued operations income of $21,565 during the three months ended September 30, 2014. During the three months ended September 30, 2015, the Company recorded the activities of POC as discontinued operations. Whereas, during the three months ended September 30, 2014, the Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. There was no activity for Gregory during the three months ended September 30, 2015. As a result, the decrease was due primarily to recording the gain on sale, net of tax, of $19,558 in discontinued operations in our September 30, 2014 condensed consolidated financial statements as a result of the GMP Sale.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated Nine Months Ended September 30, 2015 Compared to Consolidated Nine Months Ended September 30, 2014

The following presents a discussion of consolidated operations for the nine months ended September 30, 2015, compared with the consolidated nine months ended September 30, 2014.

	Nine Months Ended
	September 30, 2015	September 30, 2014

Sales
Domestic sales	$51,992	$46,176
International sales	59,198	66,168
Total sales	111,190	112,344

Cost of goods sold	71,711	70,834
Gross profit	39,479	41,510

Operating expenses
Selling, general and administrative	43,470	46,488
Restructuring charge	2,572	2,590
Transaction costs	446	-

Total operating expenses	46,488	49,078

Operating loss	(7,009)	(7,568)

Other (expense) income
Interest expense, net	(2,073)	(1,808)
Other, net	346	(626)

Total other expense, net	(1,727)	(2,434)

Loss before income tax	(8,736)	(10,002)
Income tax expense (benefit)	46,075	(3,503)
Loss from continuing operations	(54,811)	(6,499)

Discontinued operations, net of tax	(430)	20,592

Net (loss) income	$(55,241)	$14,093

Sales

Consolidated sales decreased $1,154, or 1.0%, to $111,190 during the nine months ended September 30, 2015, compared to consolidated sales of $112,344 during the nine months ended September 30, 2014. The decrease in sales was primarily attributable to a decrease in sales of $4,760 due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2015 compared to the prior period. This decrease was offset by an increase in the quantity of new and existing climb and mountain products sold during the period, which included additional apparel products sold by Black Diamond Equipment.

Consolidated domestic sales increased $5,816, or 12.6%, to $51,992 during the nine months ended September 30, 2015, compared to consolidated domestic sales of $46,176 during the nine months ended September 30, 2014. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and ski products sold during the period, which included additional apparel products sold by Black Diamond Equipment.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $6,970, or 10.5%, to $59,198 during the nine months ended September 30, 2015, compared to consolidated international sales of $66,168 during the nine months ended September 30, 2014. The decrease in international sales was primarily attributable to a decrease in sales of $4,760 due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2015 compared to the prior period and a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $877, or 1.2%, to $71,711 during the nine months ended September 30, 2015, compared to consolidated cost of goods sold of $70,834 during the nine months ended September 30, 2014. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit decreased $2,031, or 4.9%, to $39,479 during the nine months ended September 30, 2015, compared to consolidated gross profit of $41,510 during the nine months ended September 30, 2014. Consolidated gross margin was 35.5% during the nine months ended September 30, 2015, compared to a consolidated gross margin of 36.9% during the nine months ended September 30, 2014. Consolidated gross margin during the nine months ended September 30, 2015, decreased compared to the prior year due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2015 compared to the prior period.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $3,018, or 6.5%, to $43,470 during the nine months ended September 30, 2015, compared to consolidated selling, general, and administrative expenses of $46,488 during the nine months ended September 30, 2014. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its restructuring plan implemented during 2014 to realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $18, or 0.7%, to $2,572 during the nine months ended September 30, 2015, compared to consolidated restructuring expense of $2,590 during the nine months ended September 30, 2014. Restructuring expenses incurred during the nine months ended September 30, 2015, related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $1,521, the write-off of inventory that was directly attributable to the Company’s restructuring plan of $700, and other restructuring costs of $351.

Transaction Costs

Consolidated transaction expense increased to $446 during the nine months ended September 30, 2015, compared to consolidated transaction expense of $0 during the nine months ended September 30, 2014, which consisted of expenses related to the Company’s exploration of a full range of strategic alternatives for each of the Company’s brands.

Interest Expense, net

Consolidated interest expense, net, increased $265, or 14.7%, to $2,073 during the nine months ended September 30, 2015, compared to consolidated interest expense, net, of $1,808 during the nine months ended September 30, 2014. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, increased to income of $346 during the nine months ended September 30, 2015 compared to consolidated other, net loss of $626 during the nine months ended September 30, 2014. The increase in other, net, was primarily attributable to gains on mark-to-market adjustments on non-hedged foreign currency contracts and cumulative translation adjustment gains, partially offset by remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax expense increased $49,578, or 1,415.3%, to an expense of $46,075 during the nine months ended September 30, 2015, compared to a consolidated income tax benefit of $3,503 during the same period in 2014. The increase in tax expense is due the Company recording an increase in its valuation allowance of $49,194 during the nine months ended September 30, 2015. The change in valuation allowance resulted in a discrete charge to income tax expense of $48,335 for the three months ended September 30, 2015. Certain events and circumstances transpired during the three months ended September 30, 2015, which caused the Company to conclude that realization of some portion of deferred tax assets does not satisfy the more-likely-than-not threshold.

Our effective income tax rate was 527.4% for the nine months ended September 30, 2015, compared to 35.0% for the same period in 2014. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. As mentioned above, the change in valuation allowance resulted in a discrete charge to income tax expense of $48,335 for the nine months ended September 30, 2015.

Discontinued Operations

Discontinued operations decreased $21,022, or 102.1%, to loss of $430 during the nine months ended September 30, 2015, compared to discontinued operations income of $20,592 during the nine months ended September 30, 2014. During the nine months ended September 30, 2015, the Company recorded the activities of POC as discontinued operations. Whereas, during the nine months ended September 30, 2014, the Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. There was no activity for Gregory during the nine months ended September 30, 2015. As a result, the decrease was due primarily to recording the gain on sale, net of tax, of $19,558 in discontinued operations in our September 30, 2014 condensed consolidated financial statements as a result of the GMP Sale.

Liquidity and Capital Resources

Consolidated Nine months ended September 30, 2015 Compared to Consolidated Nine months ended September 30, 2014

The following presents a discussion of cash flows for the consolidated nine months ended September 30, 2015, compared with the consolidated nine months ended September 30, 2014. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and the net proceeds from the sale of GMP and POC. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facility. At September 30, 2015, we had total cash of $26,528 ($255 included in assets held for sale) and marketable securities of $9,235, compared with a cash balance of $31,034 ($1,246 included in assets held for sale) and marketable securities of $9,902 at December 31, 2014, which was substantially all controlled by the Company’s U.S. entities. At September 30, 2015, the Company had $563 of the $26,528 in cash held by foreign entities; however, this cash is available for repatriation without significant tax consequence.

	Nine Months Ended
	September 30, 2015	September 30, 2014

Net cash used in operating activities	$(4,895)	$(31,000)
Net cash (used in) provided by investing activities	(2,038)	78,745
Net cash provided by (used in) financing activities	2,563	(9,743)
Effect of foreign exchange rates on cash	(136)	313
Change in cash	(4,506)	38,315
Cash, beginning of period	31,034	4,478
Cash, end of period	$26,528	$42,793

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $4,895 during the nine months ended September 30, 2015, compared to consolidated net cash used in operating activities of $31,000 during the nine months ended September 30, 2014. The decrease in net cash used in operating activities during 2015 is primarily due to a decrease in net operating assets or non-cash working capital of $29,674 during the nine months ended September 30, 2015, compared to the same period in 2014.

Free cash flow, defined as net cash used in operating activities less capital expenditures, was free cash flows used of $7,209 during the nine months ended September 30, 2015 compared to free cash flows used of $33,399 during the same period in 2014. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2015	September 30, 2014

Net cash used in operating activities	$(4,895)	$(31,000)
Purchase of property and equipment	(2,314)	(2,399)
Free cash flow	$(7,209)	$(33,399)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $2,038 during the nine months ended September 30, 2015, compared to consolidated net cash provided by investing activities of $78,745 during the nine months ended September 30, 2014. The cash provided during the nine months September 30, 2014 relates to the $81,140 of net proceeds we received for the sale of Gregory.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $2,563 during the nine months ended September 30, 2015, compared to consolidated cash used in financing activities of $9,743 during the nine months ended September 30, 2014. The cash used during the nine months ended September 30, 2014 relates to the debt payments made using the proceeds from the GMP Sale. The cash provided during the nine months ended September 30, 2015 was primarily a result of net borrowing on the foreign credit facilities.

Net Operating Loss

As of December 31, 2014, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $167,303 ($294 relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $1,337 and $56, respectively. To the extent the Company has future taxable income, the Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs.

As of December 31, 2014, the Company’s gross deferred tax asset was $73,465. The Company had recorded a valuation allowance of $16,081, resulting in a net deferred tax asset of $57,384, before deferred tax liabilities of $21,644. The Company provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2014, because the ultimate realization of those assets does not meet the more likely than not criteria. The need for a valuation allowance is reassessed at each interim reporting period. During the three months ended September 30, 2015, the Company recorded an increase to its valuation allowance of $49,194. The change in valuation allowance resulted in a discrete charge to income tax expense of $48,335 for the three and nine months ended September 30, 2015. Certain events and circumstances transpired during the three months ended September 30, 2015, which caused the Company to conclude that the realization of some portion of its deferred tax assets does not satisfy the more-likely-than-not threshold. As part of the POC Disposition that occurred on October 7, 2015, the assets and liabilities of POC have been segregated and reported as held for sale as of September 30, 2015 and December 31, 2014. The POC Disposition removed a substantial portion of the Company’s projected future taxable income. Additionally, during the three months ended September 30, 2015, the Company made the decision to scale back its apparel initiative and announced a realignment of resources. The totality of these events and circumstances impedes management’s ability to forecast future long-term taxable income to the extent that it does not meet the more likely than not threshold.

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

On November 9, 2015, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the Second Amended and Restated Loan Agreement. Pursuant to the Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $240,000 to $170,000, with an annual increase of $2,000 for each fiscal year thereafter and certain additional changes were also made to the Second Amended and Restated Loan Agreement.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2015, $181 and $544 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2015, $5 and $14 in interest was paid to Kanders GMP Holdings, LLC, respectively, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2015, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on current information, the Company believes that the ultimate conclusion of the various pending litigations of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 5. OTHER INFORMATION

Peter Metcalf – Retirement

Mr. Peter Metcalf provided the Company with notice, which became effective on November 5, 2015, that he will voluntarily terminate his Employment Agreement, dated as of June 5, 2013, with the Company and will retire as the Company’s Chief Executive Officer effective as of December 31, 2015. In connection therewith, Mr. Metcalf has provided a general release of the Company, and will not compete with the Company for a period of five years after the effective date of his retirement as the Company’s Chief Executive Officer.

Warren B. Kanders – Principal Executive Officer

Following the retirement of Mr. Metcalf effective on December 31, 2015, Mr. Warren B. Kanders is expected to serve as the Company’s principal executive officer. Mr. Kanders, who is 58 years of age, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, that makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and as the Chief Executive Officer from April 2003, of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles and safety and survivability products and systems to the aerospace and defense, public safety, homeland security and commercial markets. Since 2012, Mr. Kanders has served as the Chairman of the Board of Directors and as the Chief Executive Officer of Maui Acquisition Corp., the sole equity owner of Safariland, LLC, a manufacturer and supplier of safety and survivability products to the public safety, homeland security and commercial markets. Mr. Kanders graduated with an A.B. degree in Economics from Brown University. Mr. Kanders also serves on the board of trustees of the Whitney Museum of American Art, the Winston Churchill Foundation and the Hospital for Special Surgery, and is a member of the Advisory Council of The Institute at Brown for Environment and Society. Mr. Kanders also was a former trustee of the Choate Rosemary Hall School.

BLACK DIAMOND, INC.

Amendment No. 1 to Second Amended and Restated Loan Agreement

On November 9, 2015, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “Amendment”) to the second amended and restated loan agreement dated as of October 31, 2014 (the “Loan Agreement”) with Zions First National Bank (the “Lender”). Pursuant to the Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $240,000 to $170,000, with an annual increase of $2,000 for each fiscal year thereafter, and certain additional changes were also made to the Loan Agreement.

A copy of the Amendment is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference as though fully set forth herein. The foregoing summary description of the Amendment is not intended to be complete and is qualified in its entirety by the complete text of the Amendment.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Purchase Agreement dated as of October 7, 2015, by and among Black Diamond, Inc. and Ember Scandinavia AB, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc., as purchasers (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on October 14, 2015 and incorporated herein by reference).

10.1	First Amendment dated as of November 9, 2015, to Second Amended and Restated Loan Agreement, dated as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: November 9, 2015	By:	/s/ Peter R. Metcalf
Name: Peter R. Metcalf
Title: Chief Executive Officer (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

10.1	First Amendment dated as of November 9, 2015, to Second Amended and Restated Loan Agreement, dated as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith