Form 10-K
period 2015-12-31
Black Diamond, Inc.
filed 2016-03-15
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2015 was approximately $217.2 million based on $9.24 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 9, 2016, there were 30,844,156 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2015 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

BLACK DIAMOND, INC.

PART I

ITEM 1. BUSINESS

Overview

Black Diamond, Inc. (which may be referred to as the “Company,” “we,” “our” or “us”), through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski bindings, ski skins, and ski safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.  We distribute our products through a network comprised primarily of leading independent specialty retailers, specialty chains such as Recreational Equipment, Inc. (“REI”), independent global distributors selling to specialty retail, and direct-to-consumer through our website and wholly-owned retail store. Our products are sold in North America, Europe, Asia, and the rest of the world in over 50 countries, with international sales representing approximately 52% of our sales for the year ended December 31, 2015. Canada is our single largest international country in which we conduct business, representing 8% of our total sales for the year ended December 31, 2015.

Our heritage dates back to 1957 when Chouinard Equipment Ltd. pioneered the market for durable, precise, and reusable pitons — devices used to ascend or protect oneself in the event of a fall in the sport of big wall rock climbing. Over the next thirty years, Chouinard Equipment expanded to design and manufacture all kinds of equipment for rock climbing and mountain, canyon, and crag activities. In 1989 Black Diamond Equipment was founded when our predecessor company acquired the business and assets of Chouinard Equipment. In our 59 year heritage, we have developed a track record of gear innovations that has changed the nature of climbing, mountaineering, and skiing. By extension, our history and brands have become synonymous with the sports in which we participate. The genesis of the current Black Diamond, Inc. was through the May 2010 acquisition of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”) by Clarus Corporation, a public company. Clarus Corporation, incorporated in Delaware in 1991, was renamed Black Diamond, Inc. in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company and Gregory Mountain Products, its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Gregory Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135,000 in cash for Gregory’s assets comprising the Gregory Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented.

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639,000 in cash for POC (the “POC Disposition”). The assets and liabilities of POC have been segregated and reported as held for sale as of December 31, 2014. Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented.

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

On November 9, 2015, the Company announced that it has engaged Rothschild Inc. as a financial advisor to assist the Company to seek to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

Market Overview

Our business and brands are focused on the convergence of function and fashion in the outdoor and athletic apparel, footwear, and equipment space. We believe consumer purchase decisions are driven by both a need for functional products with distinctive aesthetics and a desire to create a particular lifestyle perception. This confluence and consumer behavior can be seen in a number of highly successful lifestyle brands including Lululemon, Under Armour, The North Face, Patagonia and Nike. Primary growth drivers in our business include innovative products that provide a higher level of protection, performance and/or comfort, an increased awareness in health and wellness, the desire to own functional products that are aesthetically pleasing, and the continued success and exposure of our key retail partners, including REI, Mountain Equipment Co-op, Backcountry.com, Decathalon, Au Vieux Campeur, Sport Shuster, and Bachli Bergsport. The outdoor products marketplace, both domestically and internationally, is highly fragmented. Specialty brands, particularly throughout Europe, hold respectable market share relative to larger competitors. We see this fragmentation as an opportunity for a leader to emerge, particularly in the more technical categories. We believe that our strong relationships in the specialty retail channel and our expanding online presence provide us with a competitive advantage and the opportunity for continued growth.

Competitive Strengths

We live and breathe the adventure sports that we represent and approach business like we approach our sporting passions, where there is precious little room for error. We believe the following strengths differentiate us from our competitors, allowing us to take advantage of the large and growing market in which we participate:

Authentic Portfolio of Iconic/Lifestyle Brands. We believe that our brands are iconic among devoted active outdoor adventurers and skiers with a strong reputation for innovation, style, quality, design, safety and durability. Our brands also appeal to everyday customers seeking high quality, outdoor-inspired lifestyle products for outdoor or urban and suburban living. The authenticity of our brands is reinforced by our selective distribution strategy focused on specialty retail stores that we believe are the most influential stores within the outdoor recreation and active lifestyle communities. We believe our brands transcend age, culture and geography, and our paradigm-changing products define their respective product categories. Our focus on innovation, safety and style differentiates us from our competitors and positions Black Diamond Equipment to address the growing market for outdoor recreation equipment and active lifestyle products.

Global Brands

Black Diamond Equipment: Black Diamond Equipment products are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. In 2015, Black Diamond Equipment earned two innovation awards for its versatile Snaggletooth crampon, as well as awards for the Deployment Hoody and the entire Spring 2015 Climbing pack line at the Outdoor Retailer Winter Market 2015 in Salt Lake City, Utah. At 2015 ISPO Munich, Black Diamond Equipment’s apparel line won an ISPO award for the Mission Pant outfitted with the PIEPS Pocket, a patent-pending solution providing an alternative to the traditional chest harness. At 2015’s Outdoor Retailer Summer Market, Black Diamond Equipment received two awards in the climbing equipment category for its new Camalot Ultralights and Solution climbing harness. For Fall 2015, Black Diamond Equipment’s ski category was awarded over a dozen editorial awards for products including its new Boundary 107, Boundary 115, and Link 105 skis. So far in 2016, Black Diamond Equipment earned five awards at the Outdoor Retailer Winter Market 2016 in Salt Lake City, Utah. Award winning products include our new Helio Fixed Length Carbon ski pole.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in beacon technology (having created the modern avalanche transceiver) and avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform. So far in 2016, PIEPS earned an award at the Outdoor Retailer Winter Market 2016 in Salt Lake City, Utah, and an award at 2016 ISPO Munich for its Micro avalanche beacon.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 100 patents and patents pending worldwide and hundreds of new product introductions since 1989 and before. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas, which we believe provides a significant advantage that will drive our company and industry to new levels. Our Salt Lake City headquarters, nestled in the Wasatch Mountains, with such a vibrant user community, provides the ideal backdrop for our employees, many of whom are high-level performance athletes in these sports themselves, to test and refine our new products. We endorse several top athletes who evaluate our products in the field, providing valuable feedback and suggestions to our designers. In recent years, we have developed many innovative products that have revolutionized the active outdoor space including: Helio Fixed Length Carbon ski pole, built with 100% inflation-molded carbon fiber for the ultimate combo of strength and lightweight performatnce; Camalot Ultralights, incorporating sculpted lobes and a patent-pending continuously looped Dyneema® core to replace the cable stem making them among the lightest camming units on the market; JetForce®, the first avalanche airbag that uses electronically controlled jet-fan inflation technology; trekking poles with FlickLock® technology; Z-Poles™ that can fold to one-third their size; the AvaLung® backpack; the Magnetron® magnetically locking carabiner; the Vapor climbing helmet, one of the lightest climbing helmets on the market; and brighter, more compact and lighter-weight headlamps. We seek to design products that enhance our customers’ personal performance, safety, and comfort as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality, integrity, and safety that our brands are known for. We believe that our vertically integrated design, development process and enthusiastic employee base provide us with a unique competitive advantage to continue to drive future innovation for our Company and the industries we serve.

Diversified Portfolio by Brand, Product, Geography and Channel. Our business is highly diversified across brands, products, geographies, and channels. We operate a multi-brand platform with Black Diamond® and PIEPS™ branded products spanning 29 single product categories addressing three primary categories of climbing, mountaineering, and skiing. Our lighting product category is the only product category which accounts for more than 15% of annual sales. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 52% of our sales for the year ended December 31, 2015 generated outside the United States in over 50 countries. We have a highly diversified customer base and sell products in approximately 5,000 retail locations, including independent and specialty stores, our website at www.blackdiamondequipment.com, and other retail locations. We believe that our brand, product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single brand, product category or point of distribution.

Scalable Global Operating Platform. We have developed a highly scalable global platform of manufacturing, sourcing, quality assurance, distribution, IT, and back office capabilities. We manufacture approximately 20% to 25% of our proprietary products in-house, which we believe is cost competitive and helps us maintain our competitive advantage over our peers. We also have a global network of high-quality strategic partners, many of whom we have had relationships with for over ten years, from which we source the remaining approximately 75% to 80% of our manufactured products. We have an in-house quality assurance team in Salt Lake City, allowing for real-time testing and development. Our back-office functions, including supply chain management, warehousing, sourcing, and finance, run on our global ERP platform.

Core Values Deeply Rooted in Organization. Our company was founded with the vision of being one with the sports we serve, absolutely indistinguishable from them. Our mission is to profitably design, manufacture, and bring to market innovative and technical products of high quality, high performance, and exemplary durability that are targeted toward our primary customers – climbers, mountaineers, off-piste skiers, and outdoor enthusiasts. We define ourselves on a five-pillar founding construct: passion and intimacy, innovation, efficiency, value and service, and style. We are guided by our ten commitments, which include pursuing market leadership, maintaining a global presence, supporting specialty retailing, and developing a sustainable competitive advantage. Our employees have a tight bond and shared enthusiasm for the active outdoors. The sports we collectively engage in have athleticism, adventure and commitment at their core, and our team shares these qualities throughout the organization. We take pride in our efforts to support conservation, education, and recreation groups that are on the frontlines of protecting and preserving the wild lands we love and depend on. These shared core values enable us to attract and retain like-minded, highly motivated employees with passion for the active outdoors.

Experienced and Incentivized Senior Management Team. Our senior management team has been involved in the operation, acquisition, and integration of several successful companies. We are also supported by the skills and collective experience of Warren B. Kanders, our Executive Chairman, and Robert R. Schiller, our Executive Vice Chairman, who have substantial experience working together in managing operations and building public companies through strategic acquisitions and organic development, notably at Armor Holdings, Inc. Mr. Kanders and Mr. Schiller have worked together for the past 19 years. We have assembled a proven and talented global management team. We have historically experienced very low management turnover, as our executives share a passion for outdoor recreation and an active lifestyle, and possess substantial experience in product development, marketing, and merchandising. The members of our Board of Directors and our executive officers, including Messrs. Kanders and Schiller, are substantial stockholders of the Company and beneficially own approximately 33% of our outstanding common stock as of March 9, 2016, which we believe aligns the interests of our Board of Directors and our executive officers with those of our stockholders.

Growth Strategy

We intend to achieve sustainable, profitable growth by expanding organically in each of our historical product lines.

Continue to service and grow existing retail accounts. Since our inception, we have developed strong relationships with our key retail partners through a mutual respect and admiration for the sports we serve. As the outdoor retail industry expands in terms of both sales and store count, we believe that we are well-poised to capitalize on this growth opportunity. Through our various corporate initiatives, including our retail introduction of a technical apparel line, the extension of our existing product portfolios, an emphasis on brand awareness and in-store marketing, we plan to grow and service our existing retail accounts as well as foster new relationships.

Introduce New Product Technologies and Expand Existing Brands Into New Categories. We believe our new product extensions present opportunities, through both technological innovation and expansion into new categories. We have a long history of technical innovation, introducing hundreds of new products and growing sales at a 13% compound annual growth rate since 1989. We expect to continue this product innovation and see the potential for continued growth driven by future product innovation as well as increasing participation in the active outdoor sports that we serve.

We continue to seek to expand our business into both adjacent and complementary product categories, including outdoor technical apparel. In 2012, we introduced to the trade our first, small apparel line which was in retail stores in Fall 2013 and expanded substantially in Fall 2014. We believe that apparel represents one of the largest growth opportunities for our Black Diamond Equipment brand and that our intimate understanding of the desired fit, performance, style, and aesthetics of products for the sports we serve will help us to be successful with our efforts to expand our apparel initiatives. We have expanded our product offerings and grown our sales through innovation in gloves, trekking poles, helmets, headlamps and apparel as well as introducing new technologies, such as our JetForce avalanche airbags. We believe apparel represents a logical progression for our outdoor brands while also believing that footwear may be another natural extension of our product offerings.

Broaden Distribution Footprint and Elevate Brand Profile. We believe there is a significant opportunity to expand our brand presence and penetration outside of the U.S. market. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond® brand, positioning it as a global brand with American roots and PIEPS™ as a global brand with European roots. Furthermore, we plan to seek to increase the number of doors we sell through and drive higher sales through new and existing doors. We believe that our presence in Asia, driven by our business in Hong Kong, China, South Korea, Japan and other key Asian markets, represents a significant growth opportunity.

Expand Our Operating Margins. We believe opportunities exist to increase our margins to be more in-line with our outdoor peers. A primary driver of our expected margin expansion will include the leveraging of investments made into our global operating platform as our sales continue to grow. Additionally, we expect to see margin expansion as we shift our sales mix to higher margin products and build our direct-to-consumer business with their higher margins.

Our Brands

Our Black Diamond® and PIEPS™ brands represent the pinnacle of innovation, quality, and performance to our customers in the active outdoor industry. Both have rich histories that we believe transcend age, ethnicity, and geography, and both have reputations as pioneers in the industry, designing and manufacturing gear that has changed the history of their collective sports.

Black Diamond®

Founded in 1989, Black Diamond Equipment is devoted to fostering the enthusiasm and dreams necessary to design and manufacture what we believe to be the best climbing and skiing gear in the world. Black Diamond Equipment’s roots date back to 1957, when Chouinard Equipment Ltd. first manufactured rock climbing equipment. From its inspired beginning in 1957, Black Diamond Equipment has grown into a global company with operations in the United States and Europe. Since then, Black Diamond Equipment’s innovative gear designs have set the standards in numerous areas, including rock climbing, mountaineering, backcountry skiing, ice climbing, and trekking. This is the result of dedication, desire, and passion on the part of Black Diamond Equipment’s team of people who are climbers, skiers and mountaineers.

Black Diamond Equipment builds equipment ‘at one with the sports we serve’. Innovation in equipment design pares with progression in human achievement. Award winning and acclaimed carbon fiber ice tools, super-light wire gate carabiners, avalanche safety products and best-in-class trekking poles and headlamps allow climbers and skiers to go further and encounter more difficult terrain; focusing on the experience, not the gear that facilitates adventure.

Today, our commitment to the founding principles of Black Diamond Equipment remains as unwavering as ever. With 59 years of heritage and 26 years in business, Black Diamond Equipment has grown to include operations in both the United States and Europe. We strive to serve the spirit for all the sports we serve, and the sports’ values and goals, past, present, and future.

Black Diamond Equipment’s intimacy with skiing, climbing, and mountaineering is validated by winning five awards at the Winter Outdoor Retailer Winter Market 2016 in Salt Lake City, Utah, in the backcountry skiing and hardware categories. In 2015, Black Diamond was honored by over 20 media channels and independent reviewers garnering over 40 awards in 2015 for climbing, mountaineering, skiing and apparel.

PIEPS™

Founded in 2006, with roots dating back to 1972, PIEPS is recognized as an innovator and technology leader in avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, safety equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in the development of the new JetForce avalanche airbag technology platform.

Our Products

Black Diamond Equipment has grown in revenue and stature by designing, manufacturing, and distributing products that naturally anticipate the needs of our consumers. As end users, Black Diamond Equipment employees use, design, engineer, build and repeat the process ceaselessly, incrementally improving upon innovation year over year. This is manifested throughout Black Diamond Equipment’s hardware line with the evolution of camming devices from the original Camalot® to the modern Camalot® Ultralight. In avalanche safety Black Diamond Equipment debuted the AvaLung in 1999, the first device to allow a buried avalanche victim to breathe while buried, and in 2014 Black Diamond Equipment again broke the mold with the first fan-based airbag system, the JetForce. Our products have won over 40 awards from within the industry groups, from design media and consumer media including Backcountry, Backpacker, Climbing, Forbes, Freeskier, National Geographic Adventure, Men’s Journal, Outside, Powder, Rock & Ice, Ski, Skiing and Utah Innovation.

Our products span 29 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, skiers, and outdoor enthusiasts, providing seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. We design many of our products for extreme applications, such as high altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. Generally, we divide our product offerings into the following three primary categories:

•	Climb: Our climb line consists of technical apparel and equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, harnesses, technical and mountaineering ice axes, ice and rock protection devices, a bouldering line of technical apparel, and various other climbing accessories. Our climb line represented approximately 36% of our sales during the year ended December 31, 2015.

•	Ski: Our ski line consists of technical apparel, JetForce avalanche airbags, winter packs for skiing, bindings, poles, skis, skins, snow gloves, snow packs, and avalanche safety devices, including transceivers, probes, and shovels. Our ski line represented approximately 23% of our sales during the year ended December 31, 2015.

•	Mountain: Our mountain line consists of mountaineering backpacks for backpacking, expeditions, alpinism, and an array of day uses both in the outdoor environment and urban environments. We also offer gloves, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 41% of our sales during the year ended December 31, 2015.

Product Design and Development

We are a company founded on innovation and believe that our success is uniquely tied to our ability to consistently introduce new product innovations across all of our brands. We have a long history of technical innovation and product development, introducing hundreds of new products since 1989, with over 100 patents and patents pending worldwide. In recent years, we have developed many innovative products that we believe have revolutionized the active outdoor space including: Helio™ Fixed Length Carbon ski pole, built with 100% inflation-molded carbon fiber for the ultimate combo of strength and lightweight performatnce; Camalot Ultralight, incorporating sculpted lobes and a patent-pending continuously looped Dyneema® core to replace the cable stem making them among the lightest camming units on the market; and JetForce, the first avalanche airbag that uses electronically controlled jet-fan inflation technology. We have been an innovator in trekking poles, introducing the first poles with FlickLock® technology that allow a single-handed locking mechanism and Z-Poles that can fold to one-third their size. Our innovations in lighting have re-defined the headlamp niche by taking simple components and combining them in a unique manner. The AvaLung® backpack is a unique safety device that is designed to help adventurers survive an avalanche by increasing the amount of time a person can breathe while trapped under snow. The effectiveness of the Avalung® was tested by doctors and scientists, who published their results in the Journal of the American Medical Association in 2000.

Each person involved in our product design and development process shares a passion for the active outdoor sports that we serve and strives to develop and iterate new ideas. We regularly rotate our designers and engineers across product categories as we believe this fosters creative inspiration. We conduct our product research and design activities at our locations in Salt Lake City, Utah, and Lebring, Austria, and conduct product evaluations at our offices located near Basel, Switzerland.

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

We expense research and development costs as incurred. As of December 31, 2015, we had 46 employees dedicated to research and development and have spent approximately $21.3 million in connection with research and development activities over the last three calendar years.

Customers

We market and distribute our products in over 50 countries, primarily through independent specialty stores and specialty chains, including premium sporting goods and outdoor recreation stores, in the United States, Canada, Europe, Asia, Australia, New Zealand, and South America. Outside of North America and Europe, we sell our products through independent global distributors into specialty retail stores. We also sell our products directly to customers through our wholly-owned retail store in Salt Lake City, Utah, as well as online at www.blackdiamondequipment.com.

We have long-standing relationships with our specialty retail customers and maintain our commitment to continue to sell through this channel. We have a highly diversified customer base and sell products in approximately 5,000 retail locations, with the bulk of our business being done through independent retailers.

Our end users include a broad range of consumers, including mountain climbers, winter outdoor enthusiasts, backpackers, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and well-designed products to enhance their performance and safety in a multitude of outdoor activities in virtually any climate. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2015, REI accounted for approximately 17% of our sales. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

We deploy our sales force by geographic region with a focus on providing our products to a broad spectrum of active outdoor enthusiasts. Within each of our brands, we strive to create a unique look and image for our products.

Our marketing strategy has a three-pronged approach: 1) build brand awareness through digital marketing; 2) drive sell-through via in-store marketing; and 3) maintain core credibility through sports and community marketing.

For the past 26 years, we’ve established and maintained ongoing relationships with professional athletes who excel at the sports of climbing, mountaineering, and skiing. These top athletes evaluate our products in the field with demanding use and under punishing conditions, providing valuable feedback and suggestions to our designers. They also promote our products at events, tradeshows and while in the field pursuing their sports. Finally, we believe they are invaluable at establishing brand authenticity with customers.

Our digital marketing is designed to increase consumer demand and awareness by connecting directly with our customer base as well as potential customers through www.blackdiamondequipment.com, www.pieps.com, and a variety of social media outlets. Our online flagship marketing vehicle is www.blackdiamondequipment.com, where we seek to give consumers in depth insight into our research and technology efforts, educate consumers, drive excitement for our products, and provide a memorable ecommerce experience for core athletes and beginners alike.

We continue to focus heavily on evolving our approach to social media and online marketing (email, paid and organic search) with the goal of increasing qualified visitation to our websites. The broader goal is and remains to offer our customer a best-in-class, intuitive, consistent, two-way conversation that enables them to interact with our brands in a manner consistent with the expectations set by the very products that have founded the Company. Part of this effort includes the development and nurturing of social media outlets as stand-alone Black Diamond® brand outposts. These outposts engage our most enthusiastic brand advocates with product updates, information regarding our sponsored athletes, their accomplishments and in turn, better help us create a sense of brand community while reinforcing brand identity. This past year has seen Black Diamond grow its Facebook “Likes” by 21% to 251,000, and Instagram followers to 177,000. The progress in our online marketing programs enabled the online business to achieve growth of 19% year-over-year. Our social media strategy is to lever the strength of our growing fan bases as extremely well-targeted segments for brand-rich communications.

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

The Black Diamond Equipment manufacturing and distribution operations are ISO 9001–2008 certified by an independent certifying agency and are audited yearly by an independent certifying body to ensure Black Diamond Equipment’s quality management system meets the requirements of ISO 9001–2008 and to ensure that Black Diamond Equipment’s certified products meet all necessary certification requirements.

We manufacture approximately 20% to 25% of our products, including nearly all climbing hard goods, in our facility in the United States. The remaining approximately 75% to 80% of our products are also manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

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

Quality Assurance

Quality assurance at the Company has two primary functions:

•	The first is to ensure that the products that we design and develop are manufactured to meet or exceed the Company’s own standards and international regulatory standards. This involves creating inspection documentation, reviewing manufacturing processes with our various vendor-partners, and inspecting finished product to assure it meets the rigorous standards required by our customers. These activities take place globally, wherever our products are manufactured.

•	The second function is to provide real and meaningful input to the new product development process. Quality assurance professionals interact closely with the design team and bring knowledge and expertise to the design process, ensuring that the products we bring to market truly meet the criteria established by the category director when a new product is envisioned.

The engineering prowess of the quality assurance group (much like that of the manufacturing team) is a core competency that the Company seeks to leverage across all product lines and brands.

Global Distribution

Our distribution model allows us to ship a broad cross-section of our product line in smaller quantities to our own global distribution centers and to those of our Independent Global Distributors (IGD) more frequently and at lower transportation and logistics costs.

Competition

Because of the diversity of our product offerings, we compete by niche with a variety of companies. Our products must stand up to the high standards set by the world’s elite mountain climbers, mountaineers, skiers, and adventurers. In the outdoor industry, quality and durability are paramount among these athletes who rely on our products to withstand some of the world’s most extreme conditions. In addition to extreme adventurers, we believe all outdoor enthusiasts benefit from the high-quality standards of our products. We also believe our products compete favorably on the basis of product innovation, product performance, marketing support, and price.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl, CAMP, EDELRID, and Mammut.

•	Ski: Our skiing apparel, equipment and accessories, such as technical apparel, skis, ski bindings, poles, and transceivers, compete with products from competitors such as Arc’Teryx, Backcountry Access, Dynafit (Salewa), Dynastar (Lange), K2, Marker, Nordica, Ortovox, Salomon, Scarpa, Scott, and Volkl.

•	Mountain: Our mountaineering products, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Mammut, Deuter, Leki, Komperdell, Marmot, Mountain Hardwear, Osprey, Dakine, Sierra Designs, and The North Face.

In addition, we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC®, Camalot®, AvaLung®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Build.Engineer.Repeat”™, and PIEPS™, create international brand recognition for our products.

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

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, headlamps, helmets, lanterns, packs, trekking poles, and tents and in the third and fourth quarters for our technical apparel, ski, glove, avalanche safety, and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 54% of our sales while spring/summer represents approximately 46% of our sales.

Working capital requirements vary throughout the year. We fund our working capital through cash on hand and, if needed, the use of our line of credit facilities. Working capital increases during the first and third quarters of the year as inventory builds to support peak shipping periods and then decreases during the second and fourth quarters of the year as those inventories are sold and accounts receivable are collected, which cash collected is then used to pay down the outstanding amounts on the line of credit. As of December 31, 2015, we had no amounts outstanding on our Zions First National Bank line of credit.

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

Employees

As of December 31, 2015, we had over 400 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2015 are as follows:

Warren B. Kanders, 58, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Robert R. Schiller, 53, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Aaron J. Kuehne, 37, has served as our Chief Financial Officer, Secretary and Treasurer, since November 2013. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with an M.B.A. degree from University of Utah – David Eccles School of Business in 2004.

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

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff who focus on the appropriate disclaimers and markings and testing and seek to assure the quality and safety of our products. We stay current with the law to seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our operations meet and are certified to International Personal Protective Equipment (PP) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2015, REI accounted for approximately 17% of sales. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

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

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabineers, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of our apparel line and winter sports equipment such as our skis, boots, bindings, and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

Approximately 52% of our sales for the year ended December 31, 2015 were earned in international markets.  We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations.

A significant portion of our products sold were produced by and purchased from independent manufacturers primarily located in Asia, with substantially all of the remainder produced by our manufacturing facility located in Utah. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

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

An element of our asset redeployment and diversification strategy is the acquisition of or investment in businesses and assets that will diversify our current business, increase size, expand our geographic scope of operations and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition or investment opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business or assets for a potential acquisition or investment, we expect to encounter intense competition from other entities, including blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

Our ability to implement our redeployment and diversification strategy is also subject to other risks and costs, including:

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

Since we have not yet selected a particular industry or target business with which to redeploy or invest our assets, you will be unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may acquire or invest in a company in any industry and are not limited to any particular type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. If we acquire or invest in an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. Even if we properly assess those risks, some of them may be outside of our control or ability to affect.

As part of our previously announced asset redeployment and diversification strategy may negatively impact our business, financial condition and results of operations.

The Company announced that it has engaged Rothschild Inc. as a financial advisor to assist the Company to seek to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our previously announced asset redeployment and diversification strategy. There can be no assurance as to the outcome of the asset redeployment and diversification strategy, that any particular acquisition or investment opportunities will be consummated, that any transaction will occur, or that our net operating losses will be monetized.  In addition, our asset redeployment and diversification strategy may create perceived uncertainties as to our future direction and may result in the loss of employees, customers or business partners.

Recent turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition, and/or operating results as well as our ability to effectively execute our redeployment and diversification strategy.

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

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders and Robert R. Schiller, beneficially own approximately 33% of our outstanding common stock as of March 9, 2016. As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Warren B. Kanders and Robert R. Schiller. If we were to lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, and having such opportunities brought to us. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

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

We have outstanding an aggregate of 30,844,156 shares of our common stock as of March 9, 2016. This includes 7,835,284 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,919,017 hypothecated and/or pledged as security for loans from financial institutions, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2015, the Company and its subsidiaries lease or own facilities throughout the U.S. and Europe. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Owned/Leased

Black Diamond European Sales, Marketing and Distribution Office:	Reinach, Switzerland	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “BDE”. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2015
First Quarter	$10.75	$6.25
Second Quarter	$10.19	$8.81
Third Quarter	$10.20	$6.21
Fourth Quarter	$6.94	$3.80

Year ended December 31, 2014
First Quarter	$14.55	$9.14
Second Quarter	$12.60	$10.30
Third Quarter	$11.42	$7.50
Fourth Quarter	$9.50	$7.11

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2010 and ending on December 31, 2015 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2010. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Black Diamond, Inc.	$100.00	$94.44	$103.67	$168.52	$110.62	$55.88
The Russell 2000 Index	$100.00	$94.55	$108.38	$148.49	$153.73	$144.95
NASDAQ Global Select Market	$100.00	$98.72	$114.45	$157.93	$179.57	$190.54

Stockholders

On March 9, 2016, the last reported sales price for our common stock was $4.74 per share. As of March 9, 2016, there were 110 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the fourth quarter 2015, the Company purchased 1,584,394 shares of the Company’s common stock for $7,133,348 under the Company’s authorized stock repurchase program. No other repurchases of shares of the Company’s common stock occurred during the year ended December 31, 2015.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
October 1 to 31, 2015	-	$-	-	-
November 1 to 30, 2015	1,114,845	$4.49	1,114,845	24,994,423
December 1 to 31, 2015	469,549	$4.53	1,584,394	22,866,652
Total	1,584,394

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2015:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	1,917,938	$9.51	4,317,500

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	2,717,938	$9.29	4,317,500

(1) Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan.

(2) Includes stock options granted to the Company’s Executive Chairman Warren B. Kanders on December 20, 2003 to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(3) Includes stock options granted to the Company’s Executive Chairman Warren B. Kanders on December 20, 2003 to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K. On July 23, 2014, the Company completed the sale of certain assets of Gregory Mountain Products. On October 7, 2015, the Company completed the sale of POC. The activities of Gregory Mountain Products and POC have been segregated and reported as discontinued operations for all periods presented.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$155,266	$158,303	$141,120	$128,624	$116,756
Gross profit	54,246	57,629	47,334	49,071	44,753
(Loss) income from continuing operations	(86,535)	(9,618)	(10,675)	(156)	2,564
Net (loss) income	(75,971)	14,007	(5,870)	1,952	4,892

(Loss) income from continuing operations per share:
Basic	$(2.65)	$(0.30)	$(0.33)	$(0.01)	$0.12
Diluted	(2.65)	(0.30)	(0.33)	(0.01)	0.12

Income from discontinued operations per share:
Basic	0.32	0.73	0.15	0.08	0.10
Diluted	0.32	0.73	0.15	0.08	0.10

Net (loss) income per share:
Basic	(2.33)	0.43	(0.18)	0.07	0.22
Diluted	(2.33)	0.43	(0.18)	0.07	0.22

Weighted average common shares outstanding for earnings per share:
Basic	32,600	32,567	32,007	29,817	21,845
Diluted	32,600	32,567	32,007	29,817	22,046

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Total current assets	$182,382	$158,560	$106,381	$104,542	$76,997
Total assets	228,593	315,540	321,423	320,786	227,727

Long-term obligations, net of current	31,144	25,807	44,914	46,543	38,536
Total liabilities	52,590	58,347	74,173	72,780	55,553

Total stockholders' equity	176,003	257,193	247,250	248,006	172,174

The loss from continuing operations for the year ended December 31, 2015, included an impairment of goodwill of $29,507 and the valuation of the Company’s net deferred tax assets of $47,287.

The gross profit for the year ended December 31, 2013, included cost of sales of $1,541 related to the voluntary recall of all of the PIEPS VECTOR avalanche transceivers.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its reformation and growth strategy, including its ability to organically grow each of its historical product lines; the ability of the Company to identify potential acquisition or investment opportunities as part of its redeployment and diversification strategy; the Company’s ability to successfully redeploy its capital into diversifying assets or that any such redeployment will result in the Company’s future profitability; the Company’s exposure to product liability of product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect trademarks, patents and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Black Diamond, Inc. (which may be referred to as the “Company,” “we,” “our” or “us”), through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers, and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski bindings, ski skins, and ski safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company and Gregory Mountain Products, its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Gregory Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135,000 in cash for Gregory’s assets comprising the Gregory Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to consolidated financial statements.

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639,000 in cash for POC (the “POC Disposition”). The assets and liabilities of POC have been segregated and reported as held for sale as of December 31, 2014. Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the consolidated financial statements.

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

On November 9, 2015, the Company announced that it has engaged Rothschild Inc. as a financial advisor to assist the Company to seek to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

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

•	We use derivative instruments to hedge currency rate movements on foreign currency denominated sales. We enter into forward contracts, option contracts, and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of our forecasted sales denominated in foreign currencies. These derivatives are carried at fair value on our consolidated balance sheets in other assets and accrued liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to earnings in the period the underlying hedged item is recognized in earnings.

We use operating budgets and cash flow forecasts to estimate future sales and to determine the level and timing of derivative transactions intended to mitigate such risks in accordance with our risk management policies. If the forecasted sales levels are not reached, our derivative instruments may be deemed to be not effective which may result in foreign currency gains and losses being recorded in our statement of comprehensive (loss) income, which could materially affect our financial position and results of operations.

•	We sell our products pursuant to customer orders or sales contracts entered into with our customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed and determinable, and when collectability is reasonably assured. Charges for shipping and handling fees are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of operations.

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

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

•	We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value.

•	Indefinite−lived intangible assets, consisting of trademarks are not subject to amortization. Rather, we qualitatively evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•	We assess the recoverability of our one reporting unit’s carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, we are not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap, plus a control premium, is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value, and applying a control premium. The control premium is what a third party would be willing to pay to obtain a controlling interest. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the reporting unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2015 Compared to Consolidated Year Ended December 31, 2014

The following presents a discussion of consolidated operations for the year ended December 31, 2015, compared with the year ended December 31, 2014:

	Year Ended December 31,
	2015	2014

Sales
Domestic sales	$74,391	$67,817
International sales	80,875	90,486
Total sales	155,266	158,303

Cost of goods sold	101,020	100,674
Gross profit	54,246	57,629

Operating expenses
Selling, general and administrative	58,499	64,035
Restructuring charge	3,375	3,583
Transaction costs	946	-
Impairment of goodwill	29,507	-

Total operating expenses	92,327	67,618

Operating loss	(38,081)	(9,989)

Other (expense) income
Interest expense, net	(2,767)	(2,563)
Other, net	434	(884)

Total other expense, net	(2,333)	(3,447)

Loss from continuing operations before income tax	(40,414)	(13,436)
Income tax expense (benefit)	46,121	(3,818)
Loss from continuing operations	(86,535)	(9,618)

Discontinued operations, net of tax	10,564	23,625

Net (loss) income	$(75,971)	$14,007

Sales

Consolidated sales decreased $3,037, or 1.9%, to $155,266 during the year ended December 31, 2015 compared to consolidated sales of $158,303 during the year ended December 31, 2014. The decrease in sales was primarily attributable to a decrease in sales of $5,981 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2015. This decrease was offset by an increase in the quantity of new and existing climb and mountain products sold during the period, which included additional apparel products sold by Black Diamond Equipment.

Consolidated domestic sales increased $6,574, or 9.7%, to $74,391 during the year ended December 31, 2015 compared to consolidated domestic sales of $67,817 during the year ended December 31, 2014. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period, which included additional apparel products sold by Black Diamond Equipment.

Consolidated international sales decreased $9,611, or 10.6%, to $80,875 during the year ended December 31, 2015 compared to consolidated international sales of $90,486 during the year ended December 31, 2014. The decrease in international sales was primarily attributable to a decrease in sales of $5,981 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2015 and a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $346, or 0.3%, to $101,020 during the year ended December 31, 2015 compared to consolidated cost of goods sold of $100,674 during the year ended December 31, 2014. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit decreased $3,383 or 5.9%, to $54,246 during the year ended December 31, 2015 compared to consolidated gross profit of $57,629 during the year ended December 31, 2014. Consolidated gross margin was 34.9% during the year ended December 31, 2015 compared to a consolidated gross margin of 36.4% during the year ended December 31, 2014. Both consolidated gross profit and consolidated gross margin during the year ended December 31, 2015, decreased compared to the prior year due to the weakening of foreign currencies against the U.S. dollar during the year ended December 31, 2015 compared to the prior year.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $5,536, or 8.6%, to $58,499 during the year ended December 31, 2015 compared to consolidated selling, general, and administrative expenses of $64,035 during the year ended December 31, 2014. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its restructuring plans implemented during 2014 and 2015 to realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $208, or 5.8%, to $3,375 during the year ended December 31, 2015 compared to consolidated restructuring expense of $3,583 during the year ended December 31, 2014. The restructuring expenses incurred during the year ended December 31, 2015 relate to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $2,230, the write-off of inventory that was directly attributable to the Company’s restructuring plan of $700, and other restructuring costs of $445.

Transaction Costs

Consolidated transaction expense increased to $946 during the year ended December 31, 2015 compared to consolidated transaction expense of $0 during the year ended December 31, 2014, which consisted of expenses related to the Company’s exploration of a full range of strategic alternatives for each of the Company’s brands as well as part of the Company’s redeployment and diversification strategy.

Impairment of Goodwill

Consolidated impairment of goodwill increased to $29,507 during the year ended December 31, 2015 compared to consolidated impairment of goodwill of $0 during the year ended December 31, 2014. Based on the results of the Company’s impairment analysis completed during the fourth quarter of 2015, the Company determined that goodwill was impaired and recognized a charge of $29,507.

Interest Expense, net

Consolidated interest expense increased $204, or 8.0%, to $2,767 during the year ended December 31, 2015 compared to consolidated interest expense of $2,563 during the year ended December 31, 2014. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, increased to income of $434 during the year ended December 31, 2015 compared to a consolidated other, net loss of $884 during the year ended December 31, 2014. The increase in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable, gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity, and a decrease in losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax increased $49,939, or 1,308.0%, to an expense of $46,121 during the year ended December 31, 2015 compared to consolidated income tax benefit of $3,818 during the same period in 2014. The increase in tax expense is due the Company recording an increase in its valuation allowance of $47,287 during the year ended December 31, 2015. Certain events and circumstances as explained below transpired during the third quarter of the year ended December 31, 2015, which caused the Company to conclude that the realization of some portion of its deferred tax assets does not satisfy the more-likely-than-not threshold. The POC Disposition removed a substantial portion of the Company’s projected future taxable income. Additionally, during the year ended December 31, 2015, the Company made the decision to scale back its apparel initiative and announced a realignment of resources. The totality of these events and circumstances impedes management’s ability to forecast future long-term taxable income to the extent that it does not meet the more-likely-than-not threshold.

Our effective income tax rate was 114.1% for the year ended December 31, 2015 compared to an effective income tax rate of 28.4% for the same period in 2014.

Discontinued Operations

Discontinued operations decreased $13,061, or 55.3%, to $10,564 during the year ended December 31, 2015, compared to discontinued operations of $23,625 during the year ended December 31, 2014. During the year ended December 31, 2015, the Company recorded the activities of POC as discontinued operations, whereas, during the year ended December 31, 2014, the Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014, and as a result we recognized a pre-tax gain of $39,491. There was no activity for Gregory during the year ended December 31, 2015. As a result, the decrease was due primarily to recording the gain on sale, net of tax, of $20,067 in discontinued operations in our December 31, 2014 consolidated financial statements as a result of the GMP Sale.

Consolidated Year Ended December 31, 2014 Compared to Consolidated Year Ended December 31, 2013

The following presents a discussion of consolidated operations for the year ended December 31, 2014 compared with the consolidated year ended December 31, 2013:

	Year Ended December 31,
	2014	2013

Sales
Domestic sales	$67,817	$61,653
International sales	90,486	79,467
Total sales	158,303	141,120

Cost of goods sold	100,674	93,786
Gross profit	57,629	47,334

Operating expenses
Selling, general and administrative	64,035	60,773
Restructuring charge	3,583	-
Merger and integration	-	184
Transaction costs	-	42

Total operating expenses	67,618	60,999

Operating loss	(9,989)	(13,665)

Other (expense) income
Interest expense, net	(2,563)	(2,380)
Other, net	(884)	170

Total other expense, net	(3,447)	(2,210)

Loss from continuing operations before income tax	(13,436)	(15,875)
Income tax benefit	(3,818)	(5,200)
Loss from continuing operations	(9,618)	(10,675)

Discontinued operations, net of tax	23,625	4,805

Net income (loss)	$14,007	$(5,870)

Sales

Consolidated sales increased $17,183, or 12.2%, to $158,303 during the year ended December 31, 2014 compared to consolidated sales of $141,120 during the year ended December 31, 2013. The increase in sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and ski products sold during the period, which included the addition of apparel sold by Black Diamond Equipment. This increase was partially offset by a decrease in sales of $400 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2014.

Consolidated domestic sales increased $6,164, or 10.0%, to $67,817 during the year ended December 31, 2014 compared to consolidated domestic sales of $61,653 during the year ended December 31, 2013. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and ski products sold during the period, which included the addition of apparel sold by Black Diamond Equipment.

Consolidated international sales increased $11,019, or 13.9%, to $90,486 during the year ended December 31, 2014 compared to consolidated international sales of $79,467 during the year ended December 31, 2013. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain, climb, and ski products sold during the period, which included the addition of apparel sold by Black Diamond Equipment. This increase was partially offset by a decrease in sales of $400 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2014.

Cost of Goods Sold

Consolidated cost of goods sold increased $6,888, or 7.3%, to $100,674 during the year ended December 31, 2014 compared to consolidated cost of goods sold of $93,786 during the year ended December 31, 2013. The increase in cost of goods sold was primarily attributable to an increase in sales. The consolidated cost of goods sold for the year ended December 31, 2013, included the impact of the voluntary recall by PIEPS of all of its PIEPS VECTOR avalanche transceivers resulting in a charge of $1,541 in cost of goods sold during such period.

Gross Profit

Consolidated gross profit increased $10,295 or 21.7%, to $57,629 during the year ended December 31, 2014 compared to consolidated gross profit of $47,334 during the year ended December 31, 2013. Consolidated gross margin was 36.4% during the year ended December 31, 2014 compared to a consolidated gross margin of 33.5% during the year ended December 31, 2013, which included the impact of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers of $1,541. Consolidated gross margin during the year ended December 31, 2014 increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution, lower level of close-out and promotional activity, as well as the absence of the voluntary recall of all of the PIEPS VECTOR avalanche transceivers.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $3,262, or 5.4%, to $64,035 during the year ended December 31, 2014 compared to consolidated selling, general, and administrative expenses of $60,773 during the year ended December 31, 2013. The increase in selling, general and administrative expenses was attributable to the Company’s investments in its strategic initiatives, such as Black Diamond Equipment apparel. This was offset by stock based compensation expense which was higher during the year ended December 31, 2013 compared to the year ended December 31, 2014, as a result of the Company issuing more fully vested stock option awards in the prior year.

Restructuring Charges

Consolidated restructuring expense increased to $3,583 during the year ended December 31, 2014 compared to consolidated restructuring expense of $0 during the year ended December 31, 2013. The restructuring expenses incurred during the year ended December 31, 2014 relate to impairment of assets of $2,056, benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization of $813, and other restructuring costs of $714.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the year ended December 31, 2014 compared to consolidated merger and integration expense of $184 during the year ended December 31, 2013, which consisted of expenses related to the integration of PIEPS.

Transaction Costs

Consolidated transaction expense decreased to $0 during the year ended December 31, 2014 compared to consolidated transaction expense of $42 during the year ended December 31, 2013, which consisted of professional accounting fees in 2013 related to the Company’s acquisitions of PIEPS.

Interest Expense, net

Consolidated interest expense increased $183, or 7.7%, to $2,563 during the year ended December 31, 2014 compared to consolidated interest expense of $2,380 during the year ended December 31, 2013. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, decreased to expense of $884 during the year ended December 31, 2014 compared to a consolidated other, net income of $170 during the year ended December 31, 2013. The decrease in other, net, was primarily attributable to losses on mark-to-market adjustments on non-hedged foreign currency contracts and remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax benefit decreased $1,382, or 26.6%, to $3,818 during the year ended December 31, 2014 compared to consolidated income tax benefit of $5,200 during the same period in 2013. The decrease in tax benefit is due to the decrease in the effective tax rate and the decrease in loss before income tax recorded during the year ended December 31, 2014, compared to the same period in 2013.

Our effective income tax rate was 28.4% for the year ended December 31, 2014 compared to an effective income tax rate of 32.8% for the same period in 2013. During the year ended December 31, 2013, a benefit of $230 was recorded as a discrete event for the 2012 federal research credit that was retroactively reinstated in 2013. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the year ended December 31, 2014.

Discontinued Operations

The Company sold the assets and liabilities of Gregory for $84,135 effective July 23, 2014 and as a result we recognized a pre-tax gain of $39,491. Discontinued operations increased $18,820, to $23,625 during the year ended December 31, 2014, compared to discontinued operations of $4,805 during the year ended December 31, 2013. The increase was due primarily to recording the gain on sale net of tax of $20,067 in discontinued operations in our December 31, 2014 consolidated financial statements as a result of the GMP Sale. During the years ended December 31, 2014 and 2013, the Company recorded the activities of GMP and POC as discontinued operations.

Liquidity and Capital Resources

Consolidated Year ended December 31, 2015 Compared to Consolidated Year ended December 31, 2014

The following presents a discussion of cash flows for the consolidated year ended December 31, 2015 compared with the consolidated year ended December 31, 2014. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and the net proceeds from the sale of GMP and POC. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facility. At December 31, 2015, we had total cash of $88,401 and marketable securities of $9,824 compared to a cash balance of $31,034 ($1,246 included in assets held for sale) and marketable securities of $9,902 at December 31, 2014, which was substantially controlled by the Company’s U.S. entities. At December 31, 2015, the Company had $14,069 of the $88,401 in cash held by foreign entities, of which $487 is considered permanently reinvested. The cash held by foreign entities is available for repatriation and would result in an estimated tax liability of $3,696. This tax liability could be offset by the Company’s net operating loss carryforwards.

	Year Ended December 31,
	2015	2014

Net cash provided by (used in) operating activities	$3,669	$(28,675)
Net cash provided by investing activities	58,406	68,279
Net cash used in financing activities	(4,502)	(12,851)
Effect of foreign exchange rates on cash	(206)	(197)
Change in cash	57,367	26,556
Cash, beginning of period	31,034	4,478
Cash, end of period	$88,401	$31,034

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $3,669 during the year ended December 31, 2015 compared to consolidated net cash used in operating activities of $28,675 during the year ended December 31, 2014. The increase in net cash provided by operating activities during 2015 is primarily due to an increase in net operating assets or non-cash working capital of $22,361 during the year ended December 31, 2015 compared to the same period in 2014.

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, was free cash flows generated of $865 during the year ended December 31, 2015 compared to free cash flows used of $31,554 during the same period in 2014. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2015	2014

Net cash provided by (used in) operating activities	$3,669	$(28,675)
Purchase of property and equipment	(2,804)	(2,879)
Free cash flow	$865	$(31,554)

Net Cash From Investing Activities

Consolidated net cash provided by investing activities decreased by $9,873 to $58,406 during the year ended December 31, 2015 compared to consolidated net cash provided by investing activities of $68,279 during the year ended December 31, 2014. The decrease in investing activities in the current year relates to the difference in proceeds received for selling POC of $60,875 compared to the proceeds received in the prior year for selling GMP of $81,140, partially offset by the purchase of marketable securities of $9,994.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $4,502 during the year ended December 31, 2015, compared to consolidated net cash used in financing activities of $12,851 during the year ended December 31, 2014. The financing activities during the year ended December 31, 2015 includes the repurchase of treasury stock of $6,990 partially offset by proceeds from revolving credit facilities of $2,201. The financing activities during the year ended December 31, 2014 included repayments of long-term debt and revolving credit facilities of $15,909. The absence of repayments of long-term debt, partially offset by the purchase of treasury stock, during the year ended December 31, 2015, generated a decrease in net cash used in financing compared to the year ended December 31, 2014.

Net Operating Loss

As of December 31, 2015, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $166,206 ($294, relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $1,408 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $165,912 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2015, the Company’s gross deferred tax asset was $71,288. The Company has recorded a valuation allowance of $62,915, resulting in a net deferred tax asset of $8,373, before deferred tax liabilities of $17,342. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2015, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

On November 9, 2015, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “First Amendment”) to the Second Amended and Restated Loan Agreement with the Lender. Pursuant to the First Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries was reduced and certain additional changes were also made to the Second Amended and Restated Loan Agreement.

On March 11, 2016, the Company together with its direct and indirect domestic subsidiaries entered into a second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement as amended by the First Amendment with the Lender. Pursuant to the Second Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $170,000 to $140,000 with an annual increase of $2,000 for each fiscal year thereafter, and certain additional changes were also made to the Second Amended and Restated Loan Agreement.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2015, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2015, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2015, excluding note discounts of $2,582, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Long-term debt (1)	$22,715	$-	$22,715	$-	$-
Other long-term liabilities (2)	1,957	-	25	-	1,932
Unrecorded commitments:
Interest payment obligations (3)	1,601	1,130	471	-	-
Operating leases (4)	1,189	540	632	17	-
	$27,462	$1,670	$23,843	$17	$1,932

(1)	Long-term debt consists of required principal payments on long-term debt.

(2)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet primarily related to a pension liability of the benefit plan for the Company’s Swiss employees.

(3)	Interest payment obligations represent required interest payments on long-term debt and long-term credit facilities. Amounts exclude bank fees and accretion of debt discount that would be included in interest expense in the consolidated financial statements.

(4)	Operating leases represent required minimum lease payments.

Our contractual obligations presented above exclude unrecognized tax contingencies of $328 for which we cannot make a reasonably reliable estimate of the amount and period of payment.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $20,000 unsecured revolving credit facility (the “Loan”). We have cash flow exposure on the Loan since the interest is indexed to LIBOR. As of December 31, 2015, the applicable interest rate for the outstanding borrowings under the Loan was 2.4275%.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2015, approximately 44% of our sales were denominated in foreign currencies, the most significant of which were the Euro, Canadian Dollar, British Pound, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, UT
March 15, 2016

BLACK DIAMOND, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2015	2014
Assets
Current assets
Cash	$88,401	$29,788
Marketable securities	9,824	9,902
Accounts receivable	26,774	27,754
Inventories	51,496	56,789
Prepaid and other current assets	3,337	5,274
Income tax receivable	2,550	5,323
Deferred income taxes	-	2,482
Assets held for sale	-	21,248
Total current assets	182,382	158,560

Property and equipment, net	10,790	12,235
Other intangible assets, net	10,934	12,558
Indefinite lived intangible assets	22,644	22,993
Goodwill	-	29,628
Deferred income taxes	-	37,904
Other long-term assets	1,843	2,732
Non-current assets held for sale	-	38,930
Total assets	$228,593	$315,540

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,446	$24,672
Deferred income taxes	-	26
Liabilities held for sale	-	7,842
Total current liabilities	21,446	32,540

Long-term debt	20,133	18,559
Deferred income taxes	8,969	-
Other long-term liabilities	2,042	2,142
Non-current liabilities held for sale	-	5,106
Total liabilities	52,590	58,347

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
32,884 and 32,801 issued and 31,203 and 32,704 outstanding	3	3
Additional paid in capital	483,698	482,985
Accumulated deficit	(299,168)	(223,197)
Treasury stock, at cost	(7,320)	(186)
Accumulated other comprehensive loss	(1,210)	(2,412)
Total stockholders' equity	176,003	257,193
Total liabilities and stockholders' equity	$228,593	$315,540

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013

Sales
Domestic sales	$74,391	$67,817	$61,653
International sales	80,875	90,486	79,467
Total sales	155,266	158,303	141,120

Cost of goods sold	101,020	100,674	93,786
Gross profit	54,246	57,629	47,334

Operating expenses
Selling, general and administrative	58,499	64,035	60,773
Restructuring charge	3,375	3,583	-
Merger and integration	-	-	184
Transaction costs	946	-	42
Impairment of goodwill	29,507	-	-

Total operating expenses	92,327	67,618	60,999

Operating loss	(38,081)	(9,989)	(13,665)

Other (expense) income
Interest expense, net	(2,767)	(2,563)	(2,380)
Other, net	434	(884)	170

Total other expense, net	(2,333)	(3,447)	(2,210)

Loss from continuing operations before income tax	(40,414)	(13,436)	(15,875)
Income tax expense (benefit)	46,121	(3,818)	(5,200)
Loss from continuing operations	(86,535)	(9,618)	(10,675)

Discontinued operations, net of tax	10,564	23,625	4,805

Net (loss) income	(75,971)	14,007	(5,870)

Other comprehensive (loss) income, net of tax:
Unrealized loss on marketable securities	(48)	(59)	-
Foreign currency translation adjustment	3,209	(11,418)	1,294
Unrealized (loss) income on hedging activities	(1,959)	2,502	(442)
Other comprehensive income (loss)	1,202	(8,975)	852
Comprehensive (loss) income	$(74,769)	$5,032	$(5,018)

Loss from continuing operations per share:
Basic	$(2.65)	$(0.30)	$(0.33)
Diluted	(2.65)	(0.30)	(0.33)

Net (loss) income per share:
Basic	$(2.33)	$0.43	$(0.18)
Diluted	(2.33)	0.43	(0.18)

Weighted average shares outstanding:
Basic	32,600	32,567	32,007
Diluted	32,600	32,567	32,007

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(75,971)	$14,007	$(5,870)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,462	4,292	4,696
Amortization of intangible assets	2,111	3,202	3,583
Impairment of goodwill	29,507	-	-
Impairment of long-lived assets	-	2,056	-
Gain on sale of discontinued operation	(8,436)	(39,491)	-
Accretion of notes payable	1,537	1,337	1,162
Loss on disposition of assets	183	46	59
Gain from removal of accumulated translation adjustment	(500)	-	-
Stock-based compensation	449	1,853	3,010
Deferred income taxes	50,404	4,977	(1,847)
Changes in operating assets and liabilities:
Accounts receivable	1,726	(7,866)	(8,903)
Inventories	(558)	(20,685)	7,430
Prepaid and other current assets	(191)	1,583	(312)
Accounts payable and accrued liabilities	(3,248)	5,424	4,463
Income taxes	3,088	-	-
Other	106	590	-
Net cash provided by (used in) operating activities	3,669	(28,675)	7,471

Cash Flows From Investing Activities:
Purchase of marketable securities	-	(9,994)	-
Proceeds from the sale of POC and Gregory Mountain Products	60,875	81,140	-
Purchase of intangible assets	-	-	(750)
Proceeds from disposition of property and equipment	335	12	38
Purchase of property and equipment	(2,804)	(2,879)	(4,364)
Net cash provided by (used in) investing activities	58,406	68,279	(5,076)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	2,202	(6,456)	(12,771)
Repayments of long-term debt	(21)	(9,453)	(1,158)
Proceeds from issuance of long-term debt	43	-	10,216
Purchase of treasury stock	(6,990)	(184)	-
Proceeds from exercise of stock options	264	1,558	1,188
Excess tax benefits from share-based payment arrangements	-	1,684	-
Net cash used in financing activities	(4,502)	(12,851)	(2,525)

Effect of foreign exchange rates on cash	(206)	(197)	(503)

Change in cash	57,367	26,556	(633)
Cash, beginning of period	31,034	4,478	5,111
Cash, end of period	$88,401	$31,034	$4,478

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(7,614)	$10,355	$(301)
Cash paid for interest	$1,344	$2,087	$2,320
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$28	$567	$185

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2012	31,838	$3	$473,628	$(231,334)	(75)	$(2)	$5,711	$248,006
Net loss	-	-	-	(5,870)	-	-	-	(5,870)
Other comprehensive income	-	-	-	-	-	-	852	852
Stock compensation plans, net	688	-	4,198	-	-	-	-	4,198
Tax benefit from employee stock options	-	-	64	-	-	-	-	64
Balance, December 31, 2013	32,526	$3	$477,890	$(237,204)	(75)	$(2)	$6,563	$247,250
Net income	-	-	-	14,007	-	-	-	14,007
Other comprehensive loss	-	-	-	-	-	-	(8,975)	(8,975)
Purchase of treasury stock	-	-	-	-	(22)	(184)	-	(184)
Stock compensation plans, net	275	-	3,411	-	-	-	-	3,411
Tax benefit from employee stock options	-	-	1,684	-	-	-	-	1,684
Balance, December 31, 2014	32,801	$3	$482,985	$(223,197)	(97)	$(186)	$(2,412)	$257,193
Net loss	-	-	-	(75,971)	-	-	-	(75,971)
Other comprehensive income	-	-	-	-	-	-	1,202	1,202
Purchase of treasury stock	-	-	-	-	(1,584)	(7,134)	-	(7,134)
Stock compensation plans, net	83	-	713	-	-	-	-	713
Balance, December 31, 2015	32,884	$3	$483,698	$(299,168)	(1,681)	$(7,320)	$(1,210)	$176,003

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Black Diamond, Inc. and subsidiaries (which may be referred to as the “Company,” “we,” “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Nature of Business

Black Diamond, Inc., through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski bindings, ski skins, and ski safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company and Gregory Mountain Products, its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Gregory Business”) pursuant to the terms of that certain Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Gregory Business and assumed certain specified liabilities (the “GMP Sale”). The activities of Gregory have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to consolidated financial statements.

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639 in cash for POC (the “POC Disposition”). The assets and liabilities of POC have been segregated and reported as held for sale as of December 31, 2014. Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to consolidated financial statements.

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

On November 9, 2015, the Company announced that it has engaged Rothschild Inc. as a financial advisor to assist the Company to seek to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

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

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Black Diamond, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and 2014, the Company did not hold any amounts that were considered to be cash equivalents.

Marketable Securities

Marketable securities consist of an exchange-traded fund. The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities have been recorded at fair value and related unrealized gains and losses have been excluded from earnings and are reported as a separate component of accumulated other comprehensive (loss) income until realized. The cost basis of the exchange traded fund is $9,994 and the unrealized losses were $107 and $59, net of taxes of $63 and $33, as of December 31, 2015 and 2014, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts based on a percentage of outstanding trade receivables. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by any write-off of uncollectible customer accounts. Interest is charged on trade receivables that are outstanding beyond the payment terms and is recognized as it is charged. The allowance for doubtful accounts was $184 and $461 at December 31, 2015 and 2014, respectively. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2015, 2014, and 2013.

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: building improvements, 20 years; computer hardware and software and machinery and equipment, 3-10 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement, or the life of the lease. Equipment under capital leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. A two-step quantitative impairment analysis is performed. The first step involves estimating the fair value of the reporting unit based upon the market capitalization and reasonable control premium. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For the year ended December 31, 2015, the Company recognized goodwill impairment of $29,507. No impairment was recorded during the years ended December 31, 2014 and 2013.

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. Other intangible assets are amortized over their related useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the years ended December 31, 2015, 2014, and 2013, no impairment of indefinite-lived intangible assets was recorded.

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

Revenue Recognition

The Company sells its products pursuant to customer orders or sales contracts entered into with its customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed and determinable, and collectability is reasonably assured. Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of comprehensive (loss) income.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the allowances that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2015, our actual annual sales returns have been less than three percent (3%) of net sales. The allowance for outstanding sales returns from customers is insignificant to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales. During 2013, PIEPS implemented a voluntary recall of all of its PIEPS VECTOR avalanche transceivers due to functional issues that may not be readily apparent to a user of this product. As a result of the voluntary recall the Company incurred a charge of $1,541 in costs of sales during the year ended December 31, 2013 and did not incur any further charges as a result of the recall.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations, including cooperative advertising costs, were $3,220, $2,807, and $2,656 for the years ended December 31, 2015, 2014, and 2013, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $1,037, $649, and $681 for the years ended December 31, 2015, 2014, and 2013, respectively, and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company has not experienced significant warranty claims on its products.

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs for continuing operations were $7,469, $7,335, and $6,491 for the years ended December 31, 2015, 2014, and 2013, respectively.

Income Taxes

Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pretax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more-likely-than-not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income taxes.

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

During the years ended December 31, 2015, 2014 and 2013, Recreational Equipment, Inc. (“REI”) accounted for approximately 17%, 13% and 13%, respectively, of the Company’s sales from continuing operations.

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2015 and 2014.

Segment Information

The Company has determined that during 2015, 2014, and 2013, the Company operated in one principal business segment.

Recent Accounting Pronouncements

Accounting Pronouncements adopted During 2015

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under ASU 2014-08, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. Additionally, ASU 2014-08 requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income and expenses of discontinued operations. ASU 2014-08 is effective for fiscal and interim periods beginning on or after December 15, 2014 (for us this was our 2015 first quarter).

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes. Under the new accounting standard, deferred tax assets and liabilities are required to be classified as noncurrent, eliminating the prior requirement to separate deferred tax assets and liabilities into current and noncurrent. The new standard is effective for interim and annual periods in fiscal years beginning after December 15, 2016, with early adoption permitted. The standard may be adopted prospectively or retrospectively to all periods presented. The Company has elected to early adopt the provisions of this update as of December 31, 2015 and prospectively applied ASU 2015-17 to the Company’s consolidated balance sheet as of December 31, 2015. Deferred tax assets and liabilities as of December 31, 2014 were not retrospectively adjusted.

Accounting Pronouncements Not Yet Adopted

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 2. DISCONTINUED OPERATIONS

As discussed above in Note 1, during the year ended December 31, 2014, the Company and Gregory, its then wholly-owned subsidiary, completed the GMP Sale pursuant to the terms of the GMP Purchase Agreement. The Company received $84,135 in cash for the GMP Sale and paid $2,995 in transaction fees for net proceeds of $81,140. The Company recognized a pre-tax gain on such sale of $39,491 and tax expense of $19,424. The Company performed certain transition services related to the GMP Sale and received $232 and $568, which were recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements during the years ended December 31, 2015 and 2014, respectively.

Additionally, as discussed above in Note 1, on October 7, 2015, the Company sold POC to Dainese and the assets and liabilities of POC are classified as held for sale as of December 31, 2014. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition and received $270, which was recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements during the year ended December 31, 2015.

The carrying amounts of the assets and liabilities of POC were classified as held for sale in our consolidated balance sheet as of December 31, 2014. The carrying amounts were as follows:

December 31, 2014

Cash	$1,246
Accounts receivable	10,980
Inventories	7,692
Prepaid and other current assets	837
Income tax receivable	10
Deferred income taxes	483
Total current assets held for sale	21,248

Property and equipment, net	1,525
Other intangible assets, net	12,354
Indefinite lived intangible assets	12,607
Goodwill	12,355
Other long-term assets	89
Total assets held for sale	$60,178

Accounts payable and accrued liabilities	$3,967
Current portion of long-term debt	3,875
Total current liabilities held for sale	7,842

Long-term debt	3
Deferred income taxes	5,103
Total liabilities held for sale	$12,948

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Summarized results of discontinued operations for both GMP and POC are as follows:

	Year Ended December 31,
	2015	2014	2013

Sales	$26,179	$55,521	$61,916
Cost of goods sold	(13,124)	(29,247)	(31,765)
Selling, general and administrative	(11,081)	(21,293)	(20,608)
Restructuring charge	-	-	(175)
Merger and integration	-	-	(381)
Transaction costs	-	-	(12)
Interest expense, net	(66)	(757)	(1,203)
Other, net	281	608	160

Income from operations of discontinued operations	2,189	4,832	7,932
Gain on sale of discontinued operations	8,436	39,491	-

Income before taxes	10,625	44,323	7,932
Income tax expense	61	20,698	3,127
Income from discontinued operations, net of tax	$10,564	$23,625	$4,805

In connection with the GMP Sale on July 23, 2014, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank (the “Lender”) is allocated to discontinued operations in our consolidated financial statements for the years ended December 31, 2014 and 2013. As the outstanding debt was repaid during the year ended December 31, 2014, there was no interest allocated to discontinued operations in our consolidated financial statements for the year ended December 31, 2015.

Summarized cash flow information for both GMP and POC discontinued operations are as follows:

	Year Ended December 31,
	2015	2014	2013

Depreciation of property and equipment	423	571	700
Amortization of intangible assets	866	1,792	2,174
Stock-based compensation	(645)	418	551
Purchase of property and equipment	(671)	(1,095)	(658)

NOTE 3. INVENTORIES

Inventories, as of December 31, 2015 and December 31, 2014, were as follows:

	December 31,
	2015	2014

Finished goods	$43,117	$45,776
Work-in-process	1,730	1,177
Raw materials and supplies	6,649	9,836
	$51,496	$56,789

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2015 and December 31, 2014, were as follows:

	December 31,
	2015	2014

Land	$2,850	$2,850
Building and improvements	4,093	3,835
Furniture and fixtures	3,320	3,598
Computer hardware and software	4,729	4,907
Machinery and equipment	9,790	9,265
Construction in progress	477	533
	25,259	24,988
Less accumulated depreciation	(14,469)	(12,753)
	$10,790	$12,235

Depreciation expense for continuing operations was $3,039, $3,721, and $3,996 for the years ended December 31, 2015, 2014, and 2013, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the year ended December 31, 2015 from $29,628 to $0 due to the impairment of goodwill and the impact of foreign currency exchange rates. There was a decrease in goodwill during the year ended December 31, 2014 from $30,620 to $29,628 due to the impact of foreign currency exchange rates. During the fourth quarter of the year ended December 31, 2015, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization, plus a reasonable control premium to estimate the fair value. Our total stockholders’ equity exceeded the estimated fair value by $32,754. The failure of step one of the goodwill impairment test triggered a step two impairment test. As a result of step two of the impairment test, the Company determined the implied fair value of goodwill and concluded that the carrying value of goodwill exceeded its implied fair value as of December 31, 2015. Accordingly, an impairment charge of $29,507, which represents a full impairment charge, was recognized in the fourth quarter of 2015. The following table summarizes the changes in goodwill:

Balance at December 31, 2013	$30,620

Impact of foreign currency exchange rates	(992)

Balance at December 31, 2014	$29,628

Decrease due to impairment	(29,507)
Impact of foreign currency exchange rates	(121)

Balance at December 31, 2015	$-

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was a decrease in tradenames and trademarks during the year ended December 31, 2015 due to the impact of foreign currency exchange rates. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Balance at December 31, 2014	$22,993

Impact of foreign currency exchange rates	(349)

Balance at December 31, 2015	$22,644

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the year ended December 31, 2015 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2014	$17,633

Impact of foreign currency exchange rates	(503)

Gross balance at December 31, 2015	$17,130

Intangible assets, net of amortization as of December 31, 2015 and December 31, 2014, were as follows:

	December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$14,026	$(5,034)	$8,992	15.3 years
Product technologies	2,157	(633)	1,524	14.0 years
Core technologies	947	(529)	418	10.0 years
	$17,130	$(6,196)	$10,934	14.9 years

	December 31, 2014
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$14,306	$(4,121)	$10,185	15.3 years
Product technologies	2,380	(520)	1,860	14.1 years
Core technologies	947	(434)	513	10.0 years
	$17,633	$(5,075)	$12,558	14.8 years

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Amortization expense for continuing operations for the years ended December 31, 2015, 2014, and 2013, was $1,245, $1,410, and $1,409, respectively. Future amortization expense for other intangible assets as of December 31, 2015 is as follows:

2016	1,072
2017	1,072
2018	1,072
2019	1,072
2020	1,016
Thereafter	5,630
$10,934

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of December 31, 2015 and December 31, 2014, was as follows:

	December 31,
	2015	2014

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (b)	20,028	18,491
Term notes (c)	105	68
	20,133	18,559
Less current portion	-	-
	$20,133	$18,559

(a)	As of December 31, 2015, the Company had drawn $0 on a $20,000 revolving credit facility with the Lender with a maturity date of April 1, 2017. On July 23, 2014, upon the closing of the GMP Sale, the Company paid off amounts outstanding under the revolving credit facility with the Lender in full and has not drawn upon the credit facility since that time.

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

On November 9, 2015, the Company together with its direct and indirect domestic subsidiaries entered into a first amendment (the “First Amendment”) to the Second Amended and Restated Loan Agreement with the Lender. Pursuant to the First Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries was reduced and certain additional changes were also made to the Second Amended and Restated Loan Agreement.

On March 11, 2016, the Company together with its direct and indirect domestic subsidiaries entered into a second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement as amended by the First Amendment to the Second Amended and Restated Loan Agreement with the Lender. Pursuant to the Second Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $170,000 to $140,000 with an annual increase of $2,000 for each fiscal year thereafter, and certain additional changes were also made to the Second Amended and Restated Loan Agreement.

(b)	In connection with the Company’s acquisition of Gregory on May 2010, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes. During the years ended December 31, 2015, 2014 and 2013, $1,537, $1,337 and $1,162, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of comprehensive (loss) income.

(c)	The term loan is payable to a government entity with an interest rate of 0.75% and no monthly installments. The note matures in March 2017.

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2015 are as follows:

2016	$-
2017	22,715
2018	-
2019	-
2020	-
Thereafter	-
Total future long-term debt payments	22,715
Less amount representing debt discounts	(2,582)
Total carrying amount of long-term debt	20,133
Less current portion	-
Long-term debt obligations	$20,133

There was no property held under capital leases as of December 31, 2015 and 2014.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,042 and $2,142 as of December 31, 2015 and 2014, respectively, with $1,689 and $2,131 of the balance as of December 31, 2015 and 2014, respectively, relating to a pension liability, which is net of pension assets of $2,849 and $2,778, respectively, with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,689 and $2,131 as other long-term assets for the underfunded amount as of December 31, 2015 and 2014, respectively. The net periodic pension costs were $526, $832, and $691 for the years ended December 31, 2015, 2014, and 2013, respectively. The significant assumptions used in accounting for the defined benefit pension plan were as follows:

	December 31,
	2015	2014

Discount rate	1.0%	1.0%
Expected long-term return on plan assets	2.2%	2.2%
Rate of compensation increase	2.0%	2.0%

The Company made cash contributions to its defined benefit pension plan of $263, $416, and $345 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

At December 31, 2015, the Company’s derivative contracts had a remaining maturity of one and a half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At December 31, 2015, there was no such exposure to the counterparty. The Company’s exposure to the counterparty credit risk is limited to the aggregate unrealized gain of $880 on all contracts at December 31, 2015. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2015 and 2014:

	December 31, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,302	February 2016
Foreign exchange contracts - British Pounds	2,047	February 2017
Foreign exchange contracts - Euros	13,295	February 2017
Foreign exchange contracts - Swiss Francs	17,738	February 2017

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

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedge item is recognized in earnings. Gains of $5,787 and $462 were reclassified to sales during the years ended December 31, 2015 and 2014, respectively. Gains (losses) of $297 and $(149) were reclassified to discontinued operations, net of tax, during the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2014, the Company reported an accumulated derivative instrument gain of $1,891. During the year ended December 31, 2015, the Company reported other comprehensive loss of $1,959, as a result of the change in fair value of these contracts and reclassifications to sales and discontinued operations as discussed above, resulting in an accumulated derivative instrument loss of $68 reported as of December 31, 2015.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2015 and 2014:

	Classification	December 31, 2015	December 31, 2014

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$893	$2,935
Forward exchange contracts	Assets held for sale	$-	$158
Forward exchange contracts	Other long-term assets	$12	$419

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$79
Forward exchange contracts	Other long-term liabilities	$25	$11

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2014	$(59)	$(4,244)	$1,891	$(2,412)
Other comprehensive (loss) income before reclassifications	(48)	(4,399)	1,994	(2,453)
Amounts reclassified from other comprehensive loss	-	7,608	(3,953)	3,655
Net current period other comprehensive (loss) income	(48)	3,209	(1,959)	1,202
Balance as of December 31, 2015	$(107)	$(1,035)	$(68)	$(1,210)

The effects on net loss of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the year ended December 31, 2015 were as follows:

Affected line item in the Consolidated Statement of Comprehensive (Loss) Income	Gains (losses) reclassified from AOCI to the Consolidated Statement of Comprehensive (Loss) Income
Foreign exchange contracts:
Sales	$5,787
Less: Income tax expense	2,131
Discontinued operations, net of tax	297
Amount reclassified, net of tax	$3,953

Foreign currency translation adjustments:
Other, net	$500
Discontinued operations, net of tax	(8,108)

Total reclassificaitons from AOCI	$(3,655)

The Company’s policy is to classify reclassifications of cumulative foreign currency translation associated with continuing operations from AOCI to Other, net.

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,824	$-	$-	$9,824
Forward exchange contracts	-	905	-	905
	$9,824	$905	$-	$10,729

Liabilities
Forward exchange contracts	$-	$25	$-	$25
	$-	$25	$-	$25

	December 31, 2014
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,902	$-	$-	$9,902
Forward exchange contracts	-	3,512	-	3,512
	$9,902	$3,512	$-	$13,414

Liabilities
Forward exchange contracts	$-	$90	$-	$90
	$-	$90	$-	$90

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2015 and December 31, 2014.

Nonrecurring Fair Value Measurements

Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Losses

Goodwill	$-	$-	$-	$-	$29,507

	December 31, 2014
	Level 1	Level 2	Level 3	Total	Total Losses

Long-lived assets	$-	$-	$781	$781	$2,056

The Company has certain assets that are measured at fair value on a nonrecurring basis when impairment indicators are present.  The categorization of the framework used to estimate the fair value of the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  As discussed above, based on the results of the Company’s annual impairment tests completed during the year ended December 31, 2015, the Company determined that goodwill was impaired. As a result, we recognized impairment charges during the year ended December 31, 2015.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

During the year ended December 31, 2014, the Company concluded based on its restructuring plan, that long-lived assets, which consisted primarily of property, plant and equipment, required an impairment analysis. We determined that the carrying value of our Asian manufacturing and Asian distribution operations as well as our sales, marketing, and distribution office in Japan were above their fair values. The Company utilized quoted values of similar assets and other estimated unobservable inputs to determine fair value of the property, plant and equipment. As a result, we recognized impairment charges as of December 31, 2014, which related to property, plant and equipment.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2015	2014	2013

Weighted average shares outstanding - basic	32,600	32,567	32,007
Effect of dilutive stock awards	-	-	-
Weighted average shares outstanding - diluted	32,600	32,567	32,007

Loss from continuing operations per share:
Basic	$(2.65)	$(0.30)	$(0.33)
Diluted	(2.65)	(0.30)	(0.33)

Income from discontinued operations per share:
Basic	$0.32	$0.73	$0.15
Diluted	0.32	0.73	0.15

Net (loss) income per share:
Basic	$(2.33)	$0.43	$(0.18)
Diluted	(2.33)	0.43	(0.18)

For the years ended December 31, 2015, 2014, and 2013, equity awards of 3,074, 3,591, and 3,139, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”) and the previous 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted stock units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan continued in effect until June 2015 when it expired in accordance with its terms. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2015, the number of shares authorized and reserved for issuance under the 2015 Plan is 4,318, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Options Granted:

During the year ended December 31, 2015, the Company issued 193 stock options under the Company’s 2015 Plan and 2005 Plan, to directors and employees of the Company. Of the 193 options issued, 38 will vest in two equal consecutive quarterly tranches starting March 31, 2016. 65 will vest in four installments as follows: 4 shall vest on December 31, 2016, 25 shall vest on December 31, 2017, 20 shall vest on December 31, 2018, and the remaining shares shall vest on December 31, 2019. The remaining 90 vested immediately.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2015		2014	2013

Number of options	103	90	529	143	485
Option vesting period	1-4 Years	Immediate	1-5 Years	1-5 Years	Immediate
Grant price	$4.41 - $6.67	$8.35	$7.36 - $14.02	$8.02 - $13.38	$10.40 - $14.71
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%
Expected volatility (a)	45.0% - 53.0%	44.40%	45.7% - 55.1%	52.8% - 55.2%	51.6% - 53.9%
Risk-free interest rate	1.56% - 2.11%	1.56%	1.63% - 2.31%	1.04% - 2.45%	1.36% - 1.62%
Expected life (years)	5.31 - 6.58 (b)	5.00 (b)	5.31 - 6.95 (b)	5.31 - 7.08 (b)	5.00 (c)
Discount for post-vesting restrictions (d)	0.0%	0.0%	0.0%	0.0%	11.5% - 35.0%
Weighted average fair value	$1.85 - $3.53	$0.97	$3.89 - $7.82	$4.23 - $7.53	$1.59 - $5.25

(a)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

(c)	The Company considered the applicable employee groups as well as the anticipated exercise behavior over the contractual term of the award in developing an estimate of the expected term of these options.

(d)	Because options with post-vesting restrictions create a lack of marketability, the Company discounted the market price used in the Black-Scholes option-pricing model. The Company utilized the Finnerty and Forward Sale models to calculate the discount.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2015, 2014, and 2013 was $320, $2,747, and $2,303, respectively, which will be amortized over the vesting period of the options.

Restricted Stock Awards:

On August 11, 2014, the Company issued and granted to an employee a restricted stock award of 300 restricted shares under the 2005 Plan, of which (i) 50 restricted shares vested and become nonforteitable on August 25, 2014; (ii) 205 restricted shares were to vest and become nonforteitable as follows: (A) 45 restricted shares were to vest if, on or before June 30, 2017, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for five consecutive trading days; (B) 80 restricted shares were to vest if, on or before December 31, 2019, the Fair Market Value of the Company’s common stock shall have equaled or exceeded $20.00 per share for five consecutive trading days; (C) 80 restricted shares were to vest if, on or before December 31, 2019, the Fair Market Value of the Company’s common stock shall have equaled or exceeded $22.00 per share for five consecutive trading days; and (iii) 15 restricted shares were to vest and become nonforfeitable on each of December 31, 2015, December 31, 2016 and December 31, 2017. All vested restricted shares will be subject to a lock-up provision restricting sales, dispositions, pledges and transfers of such shares through December 31, 2016. For computing the fair value of the 205 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. The restricted stock awards of 95 that were to vest over time were valued at $7.74 per share, which included a discount for the lock-up provision. During the year ended December 31, 2015, all unvested awards were forfeited and the related stock compensation expense was reversed.

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

Using these assumptions, the fair value of the market condition restricted stock awards granted on August 11, 2014 was approximately $923.

The total non-cash stock compensation expense for continuing operations related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2015	2014	2013

Restricted stock awards	$264	$589	$81
Stock options	830	846	2,353
Stock awards	-	-	25
Total	$1,094	$1,435	$2,459

For the years ended December 31, 2015, 2014, and 2013, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2015 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2014	3,120	$9.58	$-	560

Granted	193	1.66		-
Exercised or vested	(39)	6.85		(45)
Expired	(459)	8.87		-
Forfeited	(407)	9.80		(205)
Outstanding at December 31, 2015	2,408	$8.77	$-	310

Options exercisable at December 31, 2015	2,094	8.79	$-

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2015:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$4.00 - $7.53	950	848	3.6	$6.91
$7.54 - $16.00	1,458	1,246	5.9	$10.07
	2,408	2,094	5.0	$8.79

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2015, there were 314 unvested stock options and unrecognized compensation cost of $1,002 related to unvested stock options, as well as 310 unvested restricted stock awards and unrecognized compensation cost of $49 related to unvested restricted stock awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (the “2014 Restructuring Plan”) to realign resources within the organization and anticipates completing the plan in 2016. During the years ended December 31, 2015 and 2014, we incurred $2,356 and $3,583, respectively, of restructuring charges related to the 2014 Restructuring Plan. Restructuring charges of $700 were incurred during the year ended December 31, 2015, which related to the write-off of inventory that was distinguishable and directly attributable to the Company’s 2014 Restructuring Plan and not a result of external market factors associated with the ongoing business. We have incurred $5,939 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan. We estimate that we will incur restructuring costs related to employee-related costs and facility exit costs during the year 2016.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and anticipates completing the plan in 2016. During the year ended December 31, 2015, we incurred $1,019 of restructuring charges related to the 2015 Restructuring Plan. There were no costs incurred related to the 2015 Restructuring Plan during 2014. We have incurred $1,019 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility costs:

	2014 Restructuring Plan	2015 Restructuring Plan	Total Restructuring
Balance at December 31, 2014	$199	$-	$199
Charges to expense:
Employee termination benefits	1,286	944	2,230
Inventory write-off	700	-	700
Other costs	370	75	445
Total restructuring charges	2,356	1,019	3,375
Cash payments and non-cash charges:
Cash payments	(1,693)	(559)	(2,252)
Inventory write-off	(700)	-	(700)
Balance at December 31, 2015	$162	$460	$622

As of December 31, 2015, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid throughout 2016.

NOTE 14. COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Total rent expense for continuing operations of the Company for the years ended December 31, 2015, 2014, and 2013 was $1,515, $1,936, and $1,881, respectively.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2015 are as follows:

2016	$540
2017	471
2018	161
2019	12
2020	5
Thereafter	-
$1,189

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

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. As of December 31, 2015, the Company had $328 of uncertain tax positions that qualify for either recognition or disclosure in the financial statements. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2012-2014 and in the foreign jurisdictions of 2005-2014.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense. No significant amounts were recorded related to interest expense and penalties related to income tax matters by the Company during the years ended December 31, 2015, 2014, and 2013, respectively.

Consolidated loss from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2015	2014	2013

U.S. operations	$(32,419)	$(10,152)	$(6,335)
Foreign operations	(7,995)	(3,284)	(9,540)
Loss before income tax	$(40,414)	$(13,436)	$(15,875)

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The components of the provision (benefit) for income taxes attributable to continuing operations consist of the following:

	Year Ended December 31,
	2015	2014	2013

Current:
Federal	$(3,791)	$-	$24
State and local	(372)	(49)	5
Foreign	5	52	136
	(4,158)	3	165
Deferred:
Federal	3,515	(2,431)	(2,569)
State and local	326	(469)	(333)
Foreign	(849)	(1,082)	(2,463)
	2,992	(3,982)	(5,365)
Change in valuation allowance for deferred income taxes	47,287	161	-
	50,279	(3,821)	(5,365)

Income tax expense (benefit)	$46,121	$(3,818)	$(5,200)

The allocation of income tax expense (benefit) was as follows:

	Year Ended December 31,
	2015	2014	2013

Continuing operations	$46,121	$(3,818)	$(5,200)
Discontinued operations	61	20,698	3,127
	$46,182	$16,880	$(2,073)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2015	2014	2013

Statutory income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	1.4	0.6	4.2
State income taxes, net of federal income taxes	0.3	(1.7)	(0.7)
Income tax credits	(3.3)	(0.9)	(3.7)
Incentive stock options	0.5	0.4	0.9
Change in effective state rate	0.1	1.0	-
Foreign sourced unearned income	-	1.7	-
Undistributed earnings of foreign subsidiaries	8.4	3.5	-
Impairment of goodwill	24.8	-	-
Other	(1.1)	(0.2)	0.5
Change in valuation allowance	117.0	1.2	-
Income tax expense (benefit)	114.1%	(28.4)%	(32.8)%

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$65,400	$64,782
Non-cash compensation	2,435	2,441
Accrued liabilities	523	1,891
Reserves and other	2,686	2,762
Intangibles	244	281
	71,288	72,157
Valuation allowance	(62,915)	(15,628)
Net deferred tax assets	8,373	56,529
Deferred tax liabilities:
Depreciation	(1,021)	(910)
Discount on notes	(951)	(1,501)
Intangibles	(11,654)	(12,136)
Other	(3,716)	(1,622)
	(17,342)	(16,169)

Total	$(8,969)	$40,360

As of December 31, 2015, the Company’s gross deferred tax asset was $71,288. The Company has recorded a valuation allowance of $62,915, resulting in a net deferred tax asset of $8,373, before deferred tax liabilities of $17,342. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2015, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future taxable income. The need for a valuation allowance is reassessed at each reporting period. During the year ended December 31, 2015, the Company recorded an increase to its valuation allowance of $47,287. Certain events and circumstances as explained below transpired during the third quarter of the year ended December 31, 2015, which caused the Company to conclude that the realization of some portion of its deferred tax assets does not satisfy the more-likely-than-not threshold. The POC Disposition removed a substantial portion of the Company’s projected future taxable income. Additionally, during the year ended December 31, 2015, the Company made the decision to scale back its apparel initiative and announced a realignment of resources. The totality of these events and circumstances impedes management’s ability to forecast future long-term taxable income to the extent that it does not meet the more-likely-than-not threshold.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The net change in the valuation allowance for deferred income tax assets was $47,287, ($1,023), and ($533) during the years ended December 31, 2015, 2014, and 2013, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments (a)	Balance at End of Year

2013	$17,184	$-	$(533)	$16,651
2014	16,651	161	(1,184)	15,628
2015	$15,628	$47,287	$-	$62,915

(a)	During the years ended December 31, 2014 and 2013, the decrease in valuation allowance is due to the expiration of state NOL’s that had a full valuation allowance.

As of December 31, 2015, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $166,206 ($294 relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $1,408 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2015

Expiration Dates December 31,	Net Operating Loss Amount
2021	$32,408
2022	115,000
2023	5,712
2024	3,566
2025 and beyond	9,520
Total	166,206
Excess stock based payment tax deductions	(294)
After limitations	$165,912

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2015, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2015, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

NOTE 17. SUBSEQUENT EVENT

Amendment No. 2 to Second Amended and Restated Loan Agreement

On March 11, 2016, the Company together with its direct and indirect domestic subsidiaries entered into a second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement dated as of October 31, 2014 and as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015 (the “Loan Agreement”) with the Lender. Pursuant to the Second Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $170,000 to $140,000 with an annual increase of $2,000 for each fiscal year thereafter, and certain additional changes were also made to the Loan Agreement.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2015 and 2014. Certain amounts have been revised from those previously reported in the Company’s quarterly reports on Form 10-Q in order to present the results of the GMP Sale and POC Disposition as discontinued operations. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$41,881	$30,053	$39,256	$44,076
Gross profit	14,821	10,515	14,143	14,767
Loss from continuing operations	(1,745)	(3,840)	(49,226)	(31,724)
Discontinued operations, net of tax	70	(1,607)	1,107	10,994
Net (loss) income	(1,675)	(5,447)	(48,119)	(20,730)

Loss from continuing operations per share:
Basic	$(0.05)	$(0.12)	$(1.50)	$(0.99)
Diluted	(0.05)	(0.12)	(1.50)	(0.99)

Income (loss) from discontinued operations per share:
Basic	$0.00	$(0.05)	$0.03	$0.35
Diluted	0.00	(0.05)	0.03	0.35

Net (loss) income per share:
Basic	$(0.05)	$(0.17)	$(1.47)	$(0.64)
Diluted	(0.05)	(0.17)	(1.47)	(0.64)

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$38,117	$30,157	$44,070	$45,959
Gross profit	13,697	10,471	17,342	16,119
Loss from continuing operations	(2,397)	(2,996)	(1,161)	(3,064)
Discontinued operations, net of tax	1,070	(1,987)	21,564	2,978
Net (loss) income	(1,327)	(4,983)	20,403	(86)

Loss from continuing operations per share:
Basic	$(0.07)	$(0.09)	$(0.04)	$(0.09)
Diluted	(0.07)	(0.09)	(0.04)	(0.09)

Income (loss) from discontinued operations per share:
Basic	$0.03	$(0.06)	$0.67	$0.09
Diluted	0.03	(0.06)	0.67	0.09

Net (loss) income per share:
Basic	$(0.04)	$(0.15)	$0.63	$(0.00)
Diluted	(0.04)	(0.15)	0.63	(0.00)

BLACK DIAMOND, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2015, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2015, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Adoption of COSO 2013

On May 14, 2013, COSO released its revisions and updates to the 1992 document Internal Control – Integrated Framework. COSO’s goal in updating the framework was to increase its relevance in the increasingly complex and global business environment so that organizations can better design, implement, and assess internal control. We are currently in the process of transitioning our internal controls over financial reporting to be in compliance with the COSO 2013 Integrated Framework.

BLACK DIAMOND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Black Diamond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Black Diamond, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Diamond, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, UT
March 15, 2016

BLACK DIAMOND, INC.

ITEM 9B. OTHER INFORMATION

Amendment No. 2 to Second Amended and Restated Loan Agreement

On March 11, 2016, the Company together with its direct and indirect domestic subsidiaries entered into a second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement dated as of October 31, 2014 and as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015 (the “Loan Agreement”) with the Lender. Pursuant to the Second Amendment the minimum net worth financial covenant required to be maintained by the Company and each of its domestic wholly-owned subsidiaries for the year ending December 31, 2015 was reduced from $170,000 to $140,000 with an annual increase of $2,000 for each fiscal year thereafter, and certain additional changes were also made to the Loan Agreement. The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment which is filed as Exhibit 10.15 to this Annual Report on form 10-K.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2016 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2015.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2016 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2016 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2015.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2016 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2015.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2016 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2015.

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

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated as of May 7, 2010 by and among Clarus Corporation, Everest/Sapphire Acquisition, LLC, Sapphire Merger Corp., Black Diamond Equipment, Ltd. and Ed McCall, as Stockholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.2	Agreement and Plan of Merger dated as of May 7, 2010 by and among Clarus Corporation, Everest/Sapphire Acquisition LLC, Everest Merger I Corp., Everest Merger II, LLC, Gregory Mountain Products, Inc. and Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.3	Asset Purchase Agreement by and among Samsonite LLC, Black Diamond, Inc. and Gregory Mountain Products, LLC, dated as of June 18, 2014 (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 23, 2014 and incorporated herein by reference).

2.4	Purchase Agreement by and Among Dainese S.P.A., Dainese USA, Inc., Black Diamond, Inc. and Ember Scandinavia AB, dated as of October 7, 2015 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2015 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 31, 2003 and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 24, 2011 and incorporated herein by reference).

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.8	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Warren B. Kanders, dated as of June 5, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference). +

10.3	Employment Agreement between the Company and Robert R. Schiller, dated as of June 5, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference). +

10.4	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference). +

10.5	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference). +

10.6	Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Commission on November 9, 2015 and incorporated herein by reference). *

10.7	Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

10.8	Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

10.9	Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.10	Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.11	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.12	Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2014 and incorporated herein by reference).

10.13	Second Amended and Restated Promissory Note (Revolving Loan) dated effective as of October 31, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2014 and incorporated herein by reference).

10.14	First Amendment, effective as of November 9, 2015, to the Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2015 and incorporated herein by reference).

10.15	Second Amendment dated as of March 11, 2016, to Second Amended and Restated Loan Agreement, dated as of October 31, 2014 and as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers.**

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

+	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 15, 2016
By:/s/ Aaron J. Kuehne
Aaron J. Kuehne,
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Aaron J. Kuehne	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Aaron J. Kuehne

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.15	Second Amendment dated as of March 11, 2016, to Second Amended and Restated Loan Agreement, dated as of October 31, 2014 and as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers.**

21.1	Subsidiaries of Black Diamond, Inc.**

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***
101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**	Filed herewith

***	Furnished herewith

