Form 10-Q
period 2016-03-31
Black Diamond, Inc.
filed 2016-05-02
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2016

or

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

As of April 27, 2016, there were 30,847,056 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets
Cash	$86,335	$88,401
Marketable securities	9,910	9,824
Accounts receivable, less allowance for doubtful accounts of $396 and $184, respectively	27,014	26,774
Inventories	46,186	51,496
Prepaid and other current assets	3,225	3,337
Income tax receivable	2,534	2,550
Total current assets	175,204	182,382

Property and equipment, net	10,842	10,790
Other intangible assets, net	10,786	10,934
Indefinite lived intangible assets	22,770	22,644
Other long-term assets	1,865	1,843
Total assets	$221,467	$228,593

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,412	$21,446
Current portion of long-term debt	110	-
Total current liabilities	19,522	21,446

Long-term debt, net	20,447	20,133
Deferred income taxes	8,861	8,969
Other long-term liabilities	2,069	2,042
Total liabilities	50,899	52,590

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,884 and 32,884 issued and 30,843 and 31,203 outstanding	3	3
Additional paid in capital	483,734	483,698
Accumulated deficit	(303,181)	(299,168)
Treasury stock, at cost	(8,838)	(7,320)
Accumulated other comprehensive loss	(1,150)	(1,210)
Total stockholders' equity	170,568	176,003
Total liabilities and stockholders' equity	$221,467	$228,593

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2016	March 31, 2015

Sales
Domestic sales	$19,617	$18,323
International sales	18,590	23,558
Total sales	38,207	41,881

Cost of goods sold	27,253	27,060
Gross profit	10,954	14,821

Operating expenses
Selling, general and administrative	14,229	15,085
Restructuring charge	462	468
Transaction costs	136	164

Total operating expenses	14,827	15,717

Operating loss	(3,873)	(896)

Other (expense) income
Interest expense, net	(714)	(686)
Other, net	436	(477)

Total other expense, net	(278)	(1,163)

Loss from continuing operations before income tax	(4,151)	(2,059)
Income tax benefit	(138)	(314)
Loss from continuing operations	(4,013)	(1,745)

Discontinued operations, net of tax	-	70

Net loss	(4,013)	(1,675)

Other comprehensive income (loss), net of tax:
Unrealized income on marketable securities	86	27
Foreign currency translation adjustment	686	(5,639)
Unrealized (loss) income on hedging activities	(712)	1,253
Other comprehensive income (loss)	60	(4,359)
Comprehensive loss	$(3,953)	$(6,034)

Loss from continuing operations per share:
Basic	$(0.13)	$(0.05)
Diluted	(0.13)	(0.05)

Net loss per share:
Basic	$(0.13)	$(0.05)
Diluted	(0.13)	(0.05)

Weighted average shares outstanding:
Basic	30,899	32,704
Diluted	30,899	32,704

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities:
Net loss	$(4,013)	$(1,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	618	921
Amortization of intangible assets	269	655
Accretion of notes payable	437	364
Gain on disposition of assets	(3)	(9)
Gain from removal of accumulated translation adjustment	(22)	-
Stock-based compensation	36	463
Deferred income taxes	(137)	(219)
Changes in operating assets and liabilities:
Accounts receivable	(24)	2,794
Inventories	5,602	3,780
Prepaid and other assets	(572)	(1,997)
Accounts payable and accrued liabilities	(1,190)	(7,574)
Income taxes	16	(221)
Other	14	(255)
Net cash provided by (used in) operating activities	1,031	(2,973)

Cash Flows From Investing Activities:
Payments related to the sale of POC	(921)	-
Proceeds from disposition of property and equipment	18	70
Purchase of property and equipment	(603)	(734)
Net cash used in investing activities	(1,506)	(664)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	-	(539)
Repayments of long-term debt	-	(7)
Proceeds from issuance of long-term debt	-	44
Purchase of treasury stock	(1,662)	-
Proceeds from exercise of stock options	-	51
Net cash used in financing activities	(1,662)	(451)

Effect of foreign exchange rates on cash	71	(103)

Change in cash	(2,066)	(4,191)
Cash, beginning of period	88,401	31,034
Cash, end of period	$86,335	$26,843

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(16)	$231
Cash paid for interest	$327	$330

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$58	$323

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (which may be referred to as the “Company,” “we,” “us” or “our”) as of and for the three months ended March 31, 2016 and 2015, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be obtained for the year ending December 31, 2016. These interim financial statements should be read in conjunction with the Company's audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”).

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639 in cash for POC (the “POC Disposition”). Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to condensed consolidated financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to derivatives, revenue recognition, income taxes, and valuation of long-lived assets and other intangible assets. Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the three months ended March 31, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), and ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost. There was not a significant impact on the Company’s condensed consolidated statements and related disclosures due to adoption of these standards.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this ASU will have on the Company’s consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU will have on the Company’s consolidated financial statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS

As discussed above in Note 1, on October 7, 2015, the Company sold POC to Dainese. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese which has been paid during the three months ending March 31, 2016. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition and received $245, which was recorded as a reduction of selling, general and administrative expenses in our condensed consolidated financial statements during the three months ended March 31, 2016.

Summarized results of discontinued operations for POC are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

Sales	$-	$8,382
Cost of goods sold	-	(4,207)
Selling, general and administrative	-	(4,072)
Transaction costs	-	(135)
Interest expense, net	-	(16)
Other, net	-	226

Income from operations of discontinued operations	-	178
Gain on sale of discontinued operations	-	-

Income before taxes	-	178
Income tax expense	-	108
Income from discontinued operations, net of tax	$-	$70

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized condensed cash flow information for POC discontinued operations are as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015

Depreciation of property and equipment	-	142
Amortization of intangible assets	-	324
Stock-based compensation	-	92
Purchase of property and equipment	-	(217)

NOTE 3. INVENTORIES

Inventories, as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015

Finished goods	$35,666	$43,117
Work-in-process	2,032	1,730
Raw materials and supplies	8,488	6,649
	$46,186	$51,496

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015

Land	$2,850	$2,850
Building and improvements	4,124	4,093
Furniture and fixtures	3,301	3,320
Computer hardware and software	4,758	4,729
Machinery and equipment	10,093	9,790
Construction in progress	785	477
	25,911	25,259
Less accumulated depreciation	(15,069)	(14,469)
	$10,842	$10,790

NOTE 5. OTHER INTANGIBLE ASSETS

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, Ltd. (“Black Diamond Equipment” or “BDEL”) and PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”) with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the three months ended March 31, 2016, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Balance at December 31, 2015	$22,644

Impact of foreign currency exchange rates	126

Balance at March 31, 2016	$22,770

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the three months ended March 31, 2016 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2015	$17,130

Impact of foreign currency exchange rates	181

Gross balance at March 31, 2016	$17,311

Other intangible assets, net of amortization as of March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015

Customer lists and relationships	$14,126	$14,026
Product technologies	2,238	2,157
Core technologies	947	947
	17,311	17,130
Less accumulated amortization	(6,525)	(6,196)
	$10,786	$10,934

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of March 31, 2016 and December 31, 2015, was as follows:

	March 31, 2016	December 31, 2015

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (refer to Note 16)	22,610	22,610
Term note (b)	110	105
Unamortized discount	(2,163)	(2,582)
	20,557	20,133
Less current portion	(110)	-
	$20,447	$20,133

(a)	As of March 31, 2016, the Company had drawn $0 on a $20,000 revolving credit facility with the Lender with a maturity date of April 1, 2017.

(b)	The term loan is payable to a government entity with interest rate of 0.75% and no monthly installments. The note matures in March 2017.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $2,069 and $2,042 as of March 31, 2016 and December 31, 2015, respectively, with $1,741 and $1,689 of the balance as of March 31, 2016 and December 31, 2015, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $1,741 and $1,689 as other long-term assets for the underfunded amount as of March 31, 2016 and December 31, 2015, respectively. The significant assumptions used in accounting for the defined benefit pension plan were as follows:

	March 31, 2016	December 31, 2015

Discount rate	1.0%	1.0%
Expected long-term return on plan assets	2.2%	2.2%
Rate of compensation increase	2.0%	2.0%

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

At March 31, 2016, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized loss of $1,075 on all contracts at March 31, 2016. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	8,129	February 2017
Foreign exchange contracts - British Pounds	1,600	February 2017
Foreign exchange contracts - Euros	13,727	February 2017
Foreign exchange contracts - Swiss Francs	17,200	February 2017

	December 31, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,302	February 2016
Foreign exchange contracts - British Pounds	2,047	February 2017
Foreign exchange contracts - Euros	13,295	February 2017
Foreign exchange contracts - Swiss Francs	17,738	February 2017

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company accounts for these contracts as cash flow hedges and tests effectiveness by determining whether changes in the expected cash flow of the derivative offset, within a range, changes in the expected cash flow of the hedged item. For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged item is recognized in earnings. Gains (losses) of $(141) and $1,599 were reclassified to sales during the three months ended March 31, 2016 and 2015, respectively. Gains (losses) of $0 and $107 were reclassified to discontinued operations, net of tax, during the three months ended March 31, 2016 and 2015, respectively.

As of December 31, 2015, the Company reported an accumulated derivative instrument loss of $68. During the three months ended March 31, 2016, the Company reported accumulated other comprehensive loss of $712, as a result of the change in fair value of these contracts and reclassifications to sales as discussed above, resulting in an accumulated derivative instrument loss of $780 reported as of March 31, 2016.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2016 and December 31, 2015:

	Classification	March 31, 2016	December 31, 2015

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$222	$893
Forward exchange contracts	Other long-term assets	$-	$12

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,297	$-
Forward exchange contracts	Other long-term liabilities	$-	$25

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Losses on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(107)	$(1,035)	$(68)	$(1,210)
Other comprehensive (loss) income before reclassifications	86	708	(853)	(59)
Amounts reclassified from other comprehensive loss	-	(22)	141	119
Net current period other comprehensive (loss) income	86	686	(712)	60
Balance as of March 31, 2016	$(21)	$(349)	$(780)	$(1,150)

The effects on net loss of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three months ended March 31, 2016, were as follows:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Loss
Foreign exchange contracts:
Sales	$(141)
Less: Income tax expense	-
Amount reclassified, net of tax	$(141)

Foreign currency translation adjustments:
Other, net	$22

Total reclassificaitons from AOCI	$(119)

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

NOTE 10. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,910	$-	$-	$9,910
Forward exchange contracts	-	222	-	222
	$9,910	$222	$-	$10,132

Liabilities
Forward exchange contracts	$-	$1,297	$-	$1,297
	$-	$1,297	$-	$1,297

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,824	$-	$-	$9,824
Forward exchange contracts	-	905	-	905
	$9,824	$905	$-	$10,729

Liabilities
Forward exchange contracts	$-	$25	$-	$25
	$-	$25	$-	$25

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at March 31, 2016 and December 31, 2015.

Nonrecurring Fair Value Measurements

There were no assets and liabilities measured at fair value on a nonrecurring basis at March 31, 2016. Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 were as follows:

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2016	March 31, 2015

Weighted average shares outstanding - basic	30,899	32,704
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	30,899	32,704

Loss from continuing operations per share:
Basic	$(0.13)	$(0.05)
Diluted	(0.13)	(0.05)

Income from discontinued operations per share:
Basic	$-	$-
Diluted	-	-

Net loss per share:
Basic	$(0.13)	$(0.05)
Diluted	(0.13)	(0.05)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For the three months ended March 31, 2016 and 2015, equity awards of 2,379 and 3,611, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”) and the previous 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) had flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year could not exceed 500 shares. The 2005 Plan continued in effect until June 2015 when it expired in accordance with its terms. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.

During the three months ended March 31, 2016, the Company did not issue any stock options under the 2015 Plan to employees of the Company.

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2016 and 2015 was $36 and $371, respectively. For the three months ended March 31, 2016 and 2015, the majority of stock-based compensation costs were classified as selling, general and administrative expense. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of March 31, 2016, there were 256 unvested stock options and unrecognized compensation cost of $767 related to unvested stock options, as well as 290 unvested restricted stock awards and unrecognized compensation cost of $41 related to unvested restricted stock awards. As of March 31, 2016, the Company has unvested restricted stock awards which vest based upon satisfaction of a performance condition. Achievement of the performance condition is currently not considered probable. Consequently, the Company has not recorded compensation costs associated with the performance condition awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (“2014 Restructuring Plan”) to realign resources within the organization and anticipates completing the plan in 2016. During the three months ended March 31, 2016 and 2015, we incurred restructuring charges of $0 and $468, respectively, related to the 2014 Restructuring Plan. We have incurred $5,939 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan. We estimate that we will incur restructuring costs related to other exit costs during the remainder of 2016.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2016. During the three months ended March 31, 2016, we incurred restructuring charges of $462 related to the 2015 Restructuring Plan. There were no costs incurred related to the 2015 Restructuring Plan during the three months ended March 31, 2015. We have incurred $1,481 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

	2014 Restructuring Plan	2015 Restructuring Plan	Total Restructuring
Balance at December 31, 2015	$162	$460	$622
Charges to expense:
Employee termination benefits	-	373	373
Other costs	-	89	89
Total restructuring charges	-	462	462
Cash payments and non-cash charges:
Cash payments	(77)	(499)	(576)
Balance at March 31, 2016	$85	$423	$508

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As of March 31, 2016, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2016.

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

Total rent expense for continuing operations of the Company for the three months ended March 31, 2016 and 2015 was $365 and $439, respectively.

NOTE 15. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of 25%.

As of December 31, 2015, the Company’s gross deferred tax asset was $71,288. The Company had recorded a valuation allowance of $62,915, resulting in a net deferred tax asset of $8,373, before deferred tax liabilities of $17,342. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2015, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2015, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $166,206 ($294 relates to excess tax benefits related to share based payment compensation, which will not be recorded until an income tax payable exists), $1,408 and $56, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

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

Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we have discounted the notes to $8,640, $4,487 and $316, respectively, at the date of acquisition. We are accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. The effective interest rate is approximately 14%.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2016, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2016, $5 in interest was paid to Kanders GMP Holdings, LLC, and $2 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639 in cash for POC (the “POC Disposition”). Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2. Discontinued Operations to the notes to the condensed consolidated financial statements.

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

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to derivatives, revenue recognition, income taxes and valuation of long-lived assets and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2015, except elimination of the policy associated with the evaluation of the valuation of goodwill, as goodwill was fully impaired during the year ended December 31, 2015.

Accounting Pronouncements Issued Not Yet Adopted

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended March 31, 2016 Compared to Consolidated Three Months Ended March 31, 2015

The following presents a discussion of consolidated operations for the three months ended March 31, 2016, compared with the consolidated three months ended March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015

Sales
Domestic sales	$19,617	$18,323
International sales	18,590	23,558
Total sales	38,207	41,881

Cost of goods sold	27,253	27,060
Gross profit	10,954	14,821

Operating expenses
Selling, general and administrative	14,229	15,085
Restructuring charge	462	468
Transaction costs	136	164

Total operating expenses	14,827	15,717

Operating loss	(3,873)	(896)

Other (expense) income
Interest expense, net	(714)	(686)
Other, net	436	(477)

Total other expense, net	(278)	(1,163)

Loss from continuing operations before income tax	(4,151)	(2,059)
Income tax benefit	(138)	(314)
Loss from continuing operations	(4,013)	(1,745)

Discontinued operations, net of tax	-	70

Net loss	$(4,013)	$(1,675)

Sales

Consolidated sales decreased $3,674, or 8.8%, to $38,207 during the three months ended March 31, 2016, compared to consolidated sales of $41,881 during the three months ended March 31, 2015. The decrease in sales was primarily attributable to a decrease in sales of $2,145 due to the weakening of foreign currencies against the U.S. dollar during the three months ended March 31, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period.

Consolidated domestic sales increased $1,294, or 7.1%, to $19,617 during the three months ended March 31, 2016, compared to consolidated domestic sales of $18,323 during the three months ended March 31, 2015. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $4,968, or 21.1%, to $18,590 during the three months ended March 31, 2016, compared to consolidated international sales of $23,558 during the three months ended March 31, 2015. The decrease in international sales was primarily attributable to a decrease in sales of $2,145 due to the weakening of foreign currencies against the U.S. dollar during the three months ended March 31, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $193, or 0.7%, to $27,253 during the three months ended March 31, 2016, compared to consolidated cost of goods sold of $27,060 during the three months ended March 31, 2015. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit decreased $3,867, or 26.1%, to $10,954 during the three months ended March 31, 2016, compared to consolidated gross profit of $14,821 during the three months ended March 31, 2015. Consolidated gross margin was 28.7% during the three months ended March 31, 2016, compared to a consolidated gross margin of 35.4% during the three months ended March 31, 2015. Consolidated gross margin during the three months ended March 31, 2016, decreased compared to the prior year due to the weakening of foreign currencies against the U.S. dollar during the three months ended March 31, 2016 compared to the prior period, additional costs associated with the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States, and the write-off of inventory shipped to certain North American accounts during the first quarter of 2016 that filed for bankruptcy reorganization in April 2016.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $856, or 5.7%, to $14,229 during the three months ended March 31, 2016, compared to consolidated selling, general, and administrative expenses of $15,085 during the three months ended March 31, 2015. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its restructuring plan implemented during 2015 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $6, or 1.3%, to $462 during the three months ended March 31, 2016, compared to consolidated restructuring expense of $468 during the three months ended March 31, 2015. Restructuring expenses incurred during the three months ended March 31, 2016, primarily related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization.

Transaction Costs

Consolidated transaction expense decreased $28, or 17.1%, to $136 during the three months ended March 31, 2016, compared to consolidated transaction costs of $164 during the three months ended March 31, 2015, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Interest Expense, net

Consolidated interest expense, net, increased $28, or 4.1%, to $714 during the three months ended March 31, 2016, compared to consolidated interest expense, net, of $686 during the three months ended March 31, 2015. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, increased $913, or 191.4%, to income of $436 during the three months ended March 31, 2016 compared to consolidated other, net loss of $477 during the three months ended March 31, 2015. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable partially offset by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit decreased $176, or 56.1%, to a benefit of $138 during the three months ended March 31, 2016, compared to a consolidated income tax benefit of $314 during the same period in 2015. The decrease in tax benefit is due to a valuation allowance provided against a portion of the net assets, because the ultimate realization of those assets does not meet the more-likely-than-not criteria.  The tax benefit recorded relates to one of the Company’s foreign jurisdictions where deferred tax assets are deemed to be realizable.

Our effective income tax rate was 3.3% for the three months ended March 31, 2016, compared to 15.3% for the same period in 2015. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were no meaningful discrete events recorded in the Company’s effective income tax rate calculation for the three months ended March 31, 2016.

Discontinued Operations

The Company sold POC for $63,639 effective October 7, 2015 and as a result we recognized a pre-tax gain of $8,436. Discontinued operations decreased to $0 during the three months ended March 31, 2016, compared to discontinued operations of $70 during the three months ended March 31, 2015. There was no activity for POC during the three months ended March 31, 2016.

Liquidity and Capital Resources

Consolidated Three Months Ended March 31, 2016 Compared to Consolidated Three Months Ended March 31, 2015

The following presents a discussion of cash flows for the consolidated three months ended March 31, 2015, compared with the consolidated three months ended March 31, 2015. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and the net proceeds from the sale of GMP and POC. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facility. At March 31, 2016, we had total cash of $86,335 and marketable securities of $9,910, compared with a cash balance of $88,401 and marketable securities of $9,824 at December 31, 2015, which was substantially all controlled by the Company’s U.S. entities. At March 31, 2016, the Company had $13,974 of the $86,335 in cash held by foreign entities, of which $392 is considered permanently reinvested. The cash held by foreign entities is available for repatriation and would result in an estimated tax liability of $3,696. This tax liability could be offset by the Company’s net operating loss carryforwards.

	Three Months Ended
	March 31, 2016	March 31, 2015

Net cash provided by (used in) operating activities	$1,031	$(2,973)
Net cash used in investing activities	(1,506)	(664)
Net cash used in financing activities	(1,662)	(451)
Effect of foreign exchange rates on cash	71	(103)
Change in cash	(2,066)	(4,191)
Cash, beginning of period	88,401	31,034
Cash, end of period	$86,335	$26,843

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $1,031 during the three months ended March 31, 2016, compared to consolidated net cash used in operating activities of $2,973 during the three months ended March 31, 2015. The increase in net cash provided by operating activities during 2016 is primarily due to a decrease in net operating assets or non-cash working capital of $7,050 during the three months ended March 31, 2016, compared to the same period in 2015.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by (used in) operating activities less capital expenditures, was free cash flows provided of $428 during the three months ended March 31, 2016 compared to free cash flows used of $3,707 during the same period in 2015. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2016	March 31, 2015

Net cash provided by (used in) operating activities	$1,031	$(2,973)
Purchase of property and equipment	(603)	(734)
Free cash flow	$428	$(3,707)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,506 during the three months ended March 31, 2016, compared to consolidated net cash used in investing activities of $664 during the three months ended March 31, 2015. The increase in cash used during the three months ended March 31, 2016 is due to a purchase price adjustment related to the POC sale that were paid during the three months ended March 31, 2016.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $1,662 during the three months ended March 31, 2016, compared to consolidated cash used in financing activities of $451 during the three months ended March 31, 2015. The cash used during the three months ended March 31, 2016 relates to the repurchase of its common stock. The cash used during the three months ended March 31, 2015 was primarily a result of net borrowing on the foreign credit facilities.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2016, $181 in interest was paid to Kanders GMP Holdings, LLC, and $94 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2016, $5 in interest was paid to Kanders GMP Holdings, LLC, and $2 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2016, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2016 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the first quarter 2016, the Company purchased 360,221 shares of the Company’s common stock for $1,517,842 under the Company’s authorized stock repurchase program.

BLACK DIAMOND, INC.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
January 1 to 31, 2016	345,254	$4.22	1,929,648	21,410,738
February 1 to 29, 2016	13,867	$4.12	1,943,515	21,353,626
March 1 to 31, 2016	1,100	$4.38	1,944,615	21,348,810
Total	360,221

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.15	Second Amendment dated as of March 11, 2016, to Second Amended and Restated Loan Agreement, dated as of October 31, 2014 and as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 15, 2016 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: May 2, 2016	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
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

