Form 10-Q
period 2016-06-30
Black Diamond, Inc.
filed 2016-08-01
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2016

or

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

As of July 27, 2016, there were 30,064,492 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets
Cash	$88,268	$88,401
Marketable securities	10,101	9,824
Accounts receivable, less allowance for doubtful accounts of $336 and $184, respectively	20,835	26,774
Inventories	46,828	51,496
Prepaid and other current assets	2,487	3,337
Income tax receivable	2,507	2,550
Total current assets	171,026	182,382

Property and equipment, net	11,070	10,790
Other intangible assets, net	10,449	10,934
Indefinite lived intangible assets	22,699	22,644
Other long-term assets	438	1,843
Total assets	$215,682	$228,593

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable and accrued liabilities	$19,027	$21,446
Income tax payable	596	-
Current portion of long-term debt	20,988	-
Total current liabilities	40,611	21,446

Long-term debt, net	-	20,133
Deferred income taxes	8,784	8,969
Other long-term liabilities	696	2,042
Total liabilities	50,091	52,590

Stockholders’ Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,888 and 32,884 issued and 30,294 and 31,203 outstanding, respectively	3	3
Additional paid in capital	483,849	483,698
Accumulated deficit	(306,352)	(299,168)
Treasury stock, at cost	(11,143)	(7,320)
Accumulated other comprehensive loss	(766)	(1,210)
Total stockholders’ equity	165,591	176,003
Total liabilities and stockholders’ equity	$215,682	$228,593

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2016	June 30, 2015

Sales
Domestic sales	$16,634	$16,484
International sales	12,508	13,569
Total sales	29,142	30,053

Cost of goods sold	20,797	19,538
Gross profit	8,345	10,515

Operating expenses
Selling, general and administrative	11,599	14,142
Restructuring charge	531	1,408
Transaction costs	133	243
Arbitration award	(1,967)	-

Total operating expenses	10,296	15,793

Operating loss	(1,951)	(5,278)

Other (expense) income
Interest expense, net	(709)	(682)
Other, net	(32)	127

Total other expense, net	(741)	(555)

Loss from continuing operations before income tax	(2,692)	(5,833)
Income tax expense (benefit)	479	(1,993)
Loss from continuing operations	(3,171)	(3,840)

Discontinued operations, net of tax	-	(1,607)

Net loss	(3,171)	(5,447)

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on marketable securities	89	(12)
Foreign currency translation adjustment	(340)	2,055
Unrealized income (loss) on hedging activities	635	(1,142)
Other comprehensive income	384	901
Comprehensive loss	$(2,787)	$(4,546)

Loss from continuing operations per share:
Basic	$(0.10)	$(0.12)
Diluted	(0.10)	(0.12)

Net loss per share:
Basic	$(0.10)	$(0.17)
Diluted	(0.10)	(0.17)

Weighted average shares outstanding:
Basic	30,617	32,723
Diluted	30,617	32,723

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2016	June 30, 2015

Sales
Domestic sales	$36,251	$34,807
International sales	31,098	37,127
Total sales	67,349	71,934

Cost of goods sold	48,050	46,598
Gross profit	19,299	25,336

Operating expenses
Selling, general and administrative	25,828	29,227
Restructuring charge	993	1,876
Transaction costs	269	407
Arbitration award	(1,967)	-

Total operating expenses	25,123	31,510

Operating loss	(5,824)	(6,174)

Other (expense) income
Interest expense, net	(1,423)	(1,368)
Other, net	404	(350)

Total other expense, net	(1,019)	(1,718)

Loss from continuing operations before income tax	(6,843)	(7,892)
Income tax expense (benefit)	341	(2,307)
Loss from continuing operations	(7,184)	(5,585)

Discontinued operations, net of tax	-	(1,537)

Net loss	(7,184)	(7,122)

Other comprehensive income (loss), net of tax:
Unrealized income on marketable securities	175	15
Foreign currency translation adjustment	346	(3,584)
Unrealized (loss) income on hedging activities	(77)	111
Other comprehensive income (loss)	444	(3,458)
Comprehensive loss	$(6,740)	$(10,580)

Loss from continuing operations per share:
Basic	$(0.23)	$(0.17)
Diluted	(0.23)	(0.17)

Net loss per share:
Basic	$(0.23)	$(0.22)
Diluted	(0.23)	(0.22)

Weighted average shares outstanding:
Basic	30,758	32,714
Diluted	30,758	32,714

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities:
Net loss	$(7,184)	$(7,122)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,176	1,884
Amortization of intangible assets	539	1,301
Accretion of notes payable	889	742
(Gain) loss on disposition of assets	(6)	37
Gain from removal of accumulated translation adjustment	95	-
Stock-based compensation	151	1,038
Deferred income taxes	(259)	(2,738)
Changes in operating assets and liabilities:
Accounts receivable	6,124	13,441
Inventories	4,819	2,378
Prepaid and other assets	2,132	(896)
Accounts payable and accrued liabilities	(3,184)	(7,306)
Income taxes	641	3,450
Other	(190)	(351)
Net cash provided by operating activities	5,743	5,858

Cash Flows From Investing Activities:
Payments related to the sale of POC	(921)	-
Proceeds from disposition of property and equipment	23	74
Purchase of property and equipment	(1,059)	(1,628)
Net cash used in investing activities	(1,957)	(1,554)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	-	(971)
Repayments of long-term debt	-	(14)
Proceeds from issuance of long-term debt	-	44
Purchase of treasury stock	(3,967)	-
Proceeds from exercise of stock options	-	92
Net cash used in financing activities	(3,967)	(849)

Effect of foreign exchange rates on cash	48	(80)

Change in cash	(133)	3,375
Cash, beginning of period	88,401	31,034
Cash, end of period	$88,268	$34,409

Supplemental Disclosure of Cash Flow Information:
Cash received for income taxes	$(43)	$(3,431)
Cash paid for interest	$631	$660

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$406	$254

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (which may be referred to as the “Company,” “we,” “us” or “our”) as of and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2016 are not necessarily indicative of the results to be obtained for the year ending December 31, 2016. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”).

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639 in cash for POC (the “POC Disposition”). Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2, below.

On October 8, 2015, the Company announced the completion of the POC Disposition resulting in the conclusion of the Company’s review of strategic alternatives.

On November 9, 2015, the Company announced that it engaged Rothschild Inc. as a financial advisor to assist the Company to seek to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

Nature of Business

Black Diamond, Inc., through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski bindings, ski skins, and ski safety products, including avalanche airbag systems, avalanche transceivers, shovels and probes.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the six months ended June 30, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), and ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost. There was not a significant impact on the Company’s condensed consolidated statements and related disclosures due to adoption of these standards.

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

In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing. ASU 2016-10 amends the guidance in ASU 2014-09, Revenue from Contracts with Customers, about identifying performance obligations and accounting for licenses of intellectual property. The provisions of ASU 2016-10 are effective on adoption of ASU 2014-09. The Company is evaluating the effect that ASU 2016-10 will have on its consolidated financial statements and related disclosures. The Company has not determined the effect of the standard on its ongoing financial reporting.

In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. ASU 2016-12 makes narrow-scope amendments to ASU 2014-09, Revenue from Contracts with Customers, and provides practical expedients to simplify the transition to the new standard and to clarify certain aspects of the standard. The provisions of ASU 2016-12 are effective on adoption of ASU 2014-09. The Company is evaluating the effect that ASU 2016-12 will have on its consolidated financial statements and related disclosures. The Company has not determined the effect of the standard on its ongoing financial reporting.

NOTE 2. DISCONTINUED OPERATIONS

As discussed above in Note 1, on October 7, 2015, the Company sold POC to Dainese. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese which was paid during the three months ended March 31, 2016. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition and received $79 and $324, during the three and six months ended June 30, 2016, respectively, which was recorded as a reduction of selling, general and administrative expenses in our condensed consolidated financial statements for such periods.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized results of discontinued operations for POC are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Sales	$-	$5,026	$-	$13,408
Cost of goods sold	-	(2,682)	-	(6,889)
Selling, general and administrative	-	(3,987)	-	(8,059)
Transaction costs	-	(446)	-	(581)
Interest expense, net	-	(13)	-	(29)
Other, net	-	(35)	-	191

Loss from operations of discontinued operations	-	(2,137)	-	(1,959)
Gain on sale of discontinued operations	-	-	-	-

Loss before taxes	-	(2,137)	-	(1,959)
Income tax benefit	-	(530)	-	(422)
Loss from discontinued operations, net of tax	$-	$(1,607)	$-	$(1,537)

Summarized condensed cash flow information for POC discontinued operations are as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015

Depreciation of property and equipment	-	277
Amortization of intangible assets	-	643
Stock-based compensation	-	136
Purchase of property and equipment	-	(324)

NOTE 3. INVENTORIES

Inventories, as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015

Finished goods	$37,443	$43,117
Work-in-process	2,189	1,730
Raw materials and supplies	7,196	6,649
	$46,828	$51,496

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015

Land	$2,850	$2,850
Building and improvements	4,151	4,093
Furniture and fixtures	3,066	3,320
Computer hardware and software	4,687	4,729
Machinery and equipment	10,328	9,790
Construction in progress	1,113	477
	26,195	25,259
Less accumulated depreciation	(15,125)	(14,469)
	$11,070	$10,790

NOTE 5. OTHER INTANGIBLE ASSETS

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the six months ended June 30, 2016, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2015	$22,644

Impact of foreign currency exchange rates	55

Balance at June 30, 2016	$22,699

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the six months ended June 30, 2016 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2015	$17,130

Impact of foreign currency exchange rates	79

Gross balance at June 30, 2016	$17,209

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015

Customer lists and relationships	$14,069	$14,026
Product technologies	2,193	2,157
Core technologies	947	947
	17,209	17,130
Less accumulated amortization	(6,760)	(6,196)
	$10,449	$10,934

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2016 and December 31, 2015, was as follows:

	June 30, 2016	December 31, 2015

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (refer to Note 16)	22,610	22,610
Term note (b)	107	105
Unamortized discount	(1,729)	(2,582)
	20,988	20,133
Less current portion	(20,988)	-
	$-	$20,133

(a)	As of June 30, 2016, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank with a maturity date of April 1, 2017.

(b)	The term loan is payable to a government entity with an interest rate of 0.75% and no monthly installments. The note matures in March 2017.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $696 and $2,042 as of June 30, 2016 and December 31, 2015, respectively, with $368 and $1,689 of the balance as of June 30, 2016 and December 31, 2015, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland. The decrease is primarily due to the termination of employees in Switzerland as part of the move of the Company’s Black Diamond European office from Basel, Switzerland to Innsbruck, Austria. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $368 and $1,689 as other long-term assets for the underfunded amount as of June 30, 2016 and December 31, 2015, respectively. The significant assumptions used in accounting for the defined benefit pension plan were as follows:

	June 30, 2016	December 31, 2015

Discount rate	1.0%	1.0%
Expected long-term return on plan assets	2.2%	2.2%
Rate of compensation increase	2.0%	2.0%

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

At June 30, 2016, the Company’s derivative contracts had a remaining maturity of one and one-half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $345 as of June 30, 2016. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At June 30, 2016, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts – Canadian Dollars	8,955	August 2017

	December 31, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts – Canadian Dollars	1,302	February 2016
Foreign exchange contracts – British Pounds	2,047	February 2017
Foreign exchange contracts – Euros	13,295	February 2017
Foreign exchange contracts – Swiss Francs	17,738	February 2017

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(202) and $997 were reclassified to sales during the three months ended June 30, 2016 and 2015, respectively, and $(343) and $2,596 were reclassified to sales during the six months ended June 30, 2016 and 2015, respectively. Gains of $61 and $168 were reclassified to discontinued operations, net of tax, during the three and six months ended June 30, 2015, respectively.

The Company held the following contracts not designated as hedged instruments as of June 30, 2016. There were no derivative contracts not designated as hedged instruments as of December 31, 2015.

	June 30, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts – British Pounds	1,104	February 2017
Foreign exchange contracts – Euros	8,678	February 2017
Foreign exchange contracts – Swiss Francs	10,993	February 2017

For contracts that do not qualify as effective hedge instruments, the ineffective portion of gains and losses resulting from changes in fair value of the instruments are included in earnings. Losses of $(42) were recorded to Other, net, associated with ineffective hedge instruments during the three and six months ended June 30, 2016. There were no gains (losses) recorded to Other, net, during the three and six months ended June 30, 2015.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As of December 31, 2015, the Company reported an accumulated derivative instrument loss of $68. During the six months ended June 30, 2016, the Company reported accumulated other comprehensive loss of $77, as a result of the change in fair value of these contracts and reclassifications to sales and other income as discussed above, resulting in an accumulated derivative instrument loss of $145 reported as of June 30, 2016.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2016 and December 31, 2015:

	Classification	June 30, 2016	December 31, 2015

Derivative instruments in asset positions:

Forward exchange contracts	Prepaid and other current assets	$235	$893
Forward exchange contracts	Other long-term assets	$3	$12

Derivative instruments in liability positions:

Forward exchange contracts	Accounts payable and accrued liabilities	$583	$-
Forward exchange contracts	Other long-term liabilities	$-	$25

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(107)	$(1,035)	$(68)	$(1,210)
Other comprehensive income (loss) before reclassifications	175	251	(462)	(36)
Amounts reclassified from other comprehensive income	-	95	385	480
Net current period other comprehensive income (loss)	175	346	(77)	444
Balance as of June 30, 2016	$68	$(689)	$(145)	$(766)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and six months ended June 30, 2016, were as follows:

	Losses reclassified from AOCI to the Consolidated Statement of Comprehensive Loss
Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Foreign exchange contracts:
Sales	$(202)	$(343)
Other, net	(42)	(42)
Amount reclassified, net of tax	$(244)	$(385)

Foreign currency translation adjustments:
Other, net	$(117)	$(95)

Total reclassifications from AOCI	$(361)	$(480)

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$10,101	$-	$-	$10,101
Forward exchange contracts	-	238	-	238
	$10,101	$238	$-	$10,339

Liabilities
Forward exchange contracts	$-	$583	$-	$583
	$-	$583	$-	$583

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,824	$-	$-	$9,824
Forward exchange contracts	-	905	-	905
	$9,824	$905	$-	$10,729

Liabilities
Forward exchange contracts	$-	$25	$-	$25
	$-	$25	$-	$25

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at June 30, 2016 and December 31, 2015.

Nonrecurring Fair Value Measurements

There were no assets and liabilities measured at fair value on a nonrecurring basis at June 30, 2016. Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 were as follows:

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Weighted average shares outstanding – basic	30,617	32,723	30,758	32,714
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding – diluted	30,617	32,723	30,758	32,714

Loss from continuing operations per share:
Basic	$(0.10)	$(0.12)	$(0.23)	$(0.17)
Diluted	(0.10)	(0.12)	(0.23)	(0.17)

Loss from discontinued operations per share:
Basic	$-	$(0.05)	$-	$(0.05)
Diluted	-	(0.05)	-	(0.05)

Net loss per share:
Basic	$(0.10)	$(0.17)	$(0.23)	$(0.22)
Diluted	(0.10)	(0.17)	(0.23)	(0.22)

For the three months ended June 30, 2016 and 2015, equity awards of 2,364 and 3,323, respectively, and for the six months ended June 30, 2016 and 2015, equity awards of 2,378 and 3,365, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

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

During the six months ended June 30, 2016, the Company issued stock options for an aggregate of 38 shares under the 2015 Plan to directors of the Company, which options vest in four equal consecutive quarterly tranches from the date of grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Options Granted During the Six Months Ended June 30, 2016

Number of options	38
Option vesting period	1 Year
Grant price	$4.39
Dividend yield	0.00%
Expected volatility (a)	44.60%
Risk-free interest rate	1.23%
Expected life (years) (b)	5.31
Weighted average fair value	$1.81

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2016 and 2015 was $115 and $531, respectively, and for the six months ended June 30, 2016 and 2015 was $151 and $902, respectively. For the three and six months ended June 30, 2016 and 2015, the majority of stock-based compensation costs were classified as selling, general and administrative expense. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of June 30, 2016, there were 260 unvested stock options and unrecognized compensation cost of $703 related to unvested stock options, as well as 290 unvested restricted stock awards and unrecognized compensation cost of $37 related to unvested restricted stock awards. As of June 30, 2016, the Company has unvested restricted stock awards which vest based upon satisfaction of a performance condition. Achievement of the performance condition is currently not considered probable. Consequently, the Company has not recorded compensation costs associated with the performance condition awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (“2014 Restructuring Plan”) to realign resources within the organization and anticipates completing the plan in 2016. During the three months ended June 30, 2016 and 2015, we incurred restructuring charges of $20 and $1,408, respectively, related to the 2014 Restructuring Plan. During the six months ended June 30, 2016 and 2015, we incurred restructuring charges of $20 and $1,876, respectively. We have incurred $5,959 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan. We estimate that we will incur restructuring costs related to other exit costs during the remainder of 2016.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2016. During the three and six months ended June 30, 2016, we incurred restructuring charges of $511 and $973, respectively, related to the 2015 Restructuring Plan. There were no costs incurred related to the 2015 Restructuring Plan during the three and six months ended June 30, 2015. We have incurred $1,992 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

	2014 Restructuring Plan	2015 Restructuring Plan	Total Restructuring
Balance at December 31, 2015	$162	$460	$622
Charges to expense:
Employee termination benefits	20	522	542
Other costs	-	451	451
Total restructuring charges	20	973	993
Cash payments and non-cash charges:
Cash payments	(83)	(1,184)	(1,267)
Balance at June 30, 2016	$99	$249	$348

As of June 30, 2016, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2016.

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

During the three and six months ended June 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013. This concludes the arbitration in its entirety.

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

Total rent expense for continuing operations of the Company for the three months ended June 30, 2016 and 2015 was $257 and $404, respectively, and for the six months ended June 30, 2016 and 2015 was $622 and $843, respectively.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2016, $182 and $363 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2016, $4 and $9 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $3 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

Overview

Black Diamond, Inc. (which may be referred to as the “Company,” “we,” “our” or “us”), through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing, and marketing innovative active outdoor performance equipment and apparel for climbing, mountaineering, backpacking, skiing and a wide range of other year-round outdoor recreation activities. Our principal brands include Black Diamond® and PIEPS™ and are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. We believe our brands are synonymous with the performance, innovation, durability and safety that the outdoor and action sports communities rely on and embrace in their active lifestyle.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski bindings, ski skins, and ski safety products, including avalanche airbag systems, avalanche transceivers, shovels and probes.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639 in cash for POC (the “POC Disposition”). Furthermore, the activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 2 to the notes to the unaudited condensed consolidated financial statements.

On October 8, 2015, the Company announced the completion of the POC Disposition resulting in the conclusion of the Company’s review of strategic alternatives.

On November 9, 2015, the Company announced that it engaged Rothschild Inc. as a financial advisor to assist the Company to seek to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Three Months Ended June 30, 2016 Compared to Consolidated Three Months Ended June 30, 2015

The following presents a discussion of consolidated operations for the three months ended June 30, 2016, compared with the consolidated three months ended June 30, 2015.

	Three Months Ended
	June 30, 2016	June 30, 2015

Sales
Domestic sales	$16,634	$16,484
International sales	12,508	13,569
Total sales	29,142	30,053

Cost of goods sold	20,797	19,538
Gross profit	8,345	10,515

Operating expenses
Selling, general and administrative	11,599	14,142
Restructuring charge	531	1,408
Transaction costs	133	243
Arbitration award	(1,967)	-

Total operating expenses	10,296	15,793

Operating loss	(1,951)	(5,278)

Other (expense) income
Interest expense, net	(709)	(682)
Other, net	(32)	127

Total other expense, net	(741)	(555)

Loss from continuing operations before income tax	(2,692)	(5,833)
Income tax expense (benefit)	479	(1,993)
Loss from continuing operations	(3,171)	(3,840)

Discontinued operations, net of tax	-	(1,607)

Net loss	$(3,171)	$(5,447)

Sales

Consolidated sales decreased $911, or 3.0%, to $29,142 during the three months ended June 30, 2016, compared to consolidated sales of $30,053 during the three months ended June 30, 2015. The decrease in sales was primarily attributable to a decrease in sales of $1,031 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2016 compared to the prior period, which was partially offset by an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated domestic sales increased $150, or 0.9%, to $16,634 during the three months ended June 30, 2016, compared to consolidated domestic sales of $16,484 during the three months ended June 30, 2015. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $1,061, or 7.8%, to $12,508 during the three months ended June 30, 2016, compared to consolidated international sales of $13,569 during the three months ended June 30, 2015. The decrease in international sales was primarily attributable to a decrease in sales of $1,031 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2016 compared to the prior period and a decrease in the quantity of new and existing climb products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $1,259, or 6.4%, to $20,797 during the three months ended June 30, 2016, compared to consolidated cost of goods sold of $19,538 during the three months ended June 30, 2015. The increase in cost of goods sold was primarily attributable to an increase in the cost of the products sold as a result of the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States.

Gross Profit

Consolidated gross profit decreased $2,170, or 20.6%, to $8,345 during the three months ended June 30, 2016, compared to consolidated gross profit of $10,515 during the three months ended June 30, 2015. Consolidated gross margin was 28.6% during the three months ended June 30, 2016, compared to a consolidated gross margin of 35.0% during the three months ended June 30, 2015. Consolidated gross margin during the three months ended June 30, 2016, decreased compared to the prior year due primarily to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2016 compared to the prior period and additional costs associated with the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $2,543, or 18.0%, to $11,599 during the three months ended June 30, 2016, compared to consolidated selling, general, and administrative expenses of $14,142 during the three months ended June 30, 2015. The decrease in selling, general and administrative expenses was primarily attributable to the Company’s realization of savings from its restructuring plan implemented during 2015 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $877, or 62.3%, to $531 during the three months ended June 30, 2016, compared to consolidated restructuring expense of $1,408 during the three months ended June 30, 2015. Restructuring expenses incurred during the three months ended June 30, 2016 primarily related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased $110, or 45.3%, to $133 during the three months ended June 30, 2016, compared to consolidated transaction costs of $243 during the three months ended June 30, 2015, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the three months ended June 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

Interest Expense, net

Consolidated interest expense, net, increased $27, or 4.0%, to $709 during the three months ended June 30, 2016, compared to consolidated interest expense, net, of $682 during the three months ended June 30, 2015. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, decreased $159, or 125.2%, to expense of $32 during the three months ended June 30, 2016 compared to consolidated other, net income of $127 during the three months ended June 30, 2015. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense increased $2,472, or 124.0%, to an expense of $479 during the three months ended June 30, 2016, compared to a consolidated income tax benefit of $1,993 during the same period in 2015. The tax expense recorded during the three months ended June 30, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge for a potential tax liability related to an on-going tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Our effective income tax rate was 17.8% for the three months ended June 30, 2016, compared to 34.2% for the same period in 2015. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were two discrete events in the amount of $597 recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2016.

Discontinued Operations

The Company sold POC for $63,639 effective October 7, 2015 and as a result we recognized a pre-tax gain of $8,436. Discontinued operations decreased to $0 during the three months ended June 30, 2016, compared to a loss from discontinued operations of $1,607 during the three months ended June 30, 2015. There was no activity for POC during the three months ended June 30, 2016.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Consolidated Six Months Ended June 30, 2016 Compared to Consolidated Six Months Ended June 30, 2015

The following presents a discussion of consolidated operations for the six months ended June 30, 2016, compared with the consolidated six months ended June 30, 2015.

	Six Months Ended
	June 30, 2016	June 30, 2015

Sales
Domestic sales	$36,251	$34,807
International sales	31,098	37,127
Total sales	67,349	71,934

Cost of goods sold	48,050	46,598
Gross profit	19,299	25,336

Operating expenses
Selling, general and administrative	25,828	29,227
Restructuring charge	993	1,876
Transaction costs	269	407
Arbitration award	(1,967)	-

Total operating expenses	25,123	31,510

Operating loss	(5,824)	(6,174)

Other (expense) income
Interest expense, net	(1,423)	(1,368)
Other, net	404	(350)

Total other expense, net	(1,019)	(1,718)

Loss from continuing operations before income tax	(6,843)	(7,892)
Income tax expense (benefit)	341	(2,307)
Loss from continuing operations	(7,184)	(5,585)

Discontinued operations, net of tax	-	(1,537)

Net loss	$(7,184)	$(7,122)

Sales

Consolidated sales decreased $4,585, or 6.4%, to $67,349 during the six months ended June 30, 2016, compared to consolidated sales of $71,934 during the six months ended June 30, 2015. The decrease in sales was primarily attributable to a decrease in sales of $3,176 due to the weakening of foreign currencies against the U.S. dollar during the six months ended June 30, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period. The decrease was partially offset by an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated domestic sales increased $1,444, or 4.1%, to $36,251 during the six months ended June 30, 2016, compared to consolidated domestic sales of $34,807 during the six months ended June 30, 2015. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $6,029, or 16.2%, to $31,098 during the six months ended June 30, 2016, compared to consolidated international sales of $37,127 during the six months ended June 30, 2015. The decrease in international sales was primarily attributable to a decrease in sales of $3,176 due to the weakening of foreign currencies against the U.S. dollar during the six months ended June 30, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $1,452, or 3.1%, to $48,050 during the six months ended June 30, 2016, compared to consolidated cost of goods sold of $46,598 during the six months ended June 30, 2015. The increase in cost of goods sold was primarily attributable to an increase in the cost of the products sold as a result of the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States and an increase in the number of units sold.

Gross Profit

Consolidated gross profit decreased $6,037, or 23.8%, to $19,299 during the six months ended June 30, 2016, compared to consolidated gross profit of $25,336 during the six months ended June 30, 2015. Consolidated gross margin was 28.7% during the six months ended June 30, 2016, compared to a consolidated gross margin of 35.2% during the six months ended June 30, 2015. Consolidated gross margin during the six months ended June 30, 2016, decreased compared to the prior year primarily due to the weakening of foreign currencies against the U.S. dollar during the six months ended June 30, 2016 compared to the prior period, additional costs associated with the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States, and the write-off of inventory shipped to certain North American accounts during the first quarter of 2016 that filed for bankruptcy reorganization in April 2016.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $3,399, or 11.6%, to $25,828 during the six months ended June 30, 2016, compared to consolidated selling, general, and administrative expenses of $29,227 during the six months ended June 30, 2015. The decrease in selling, general and administrative expenses was primarily attributable to the Company’s realization of savings from its restructuring plan implemented during 2015 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $883, or 47.1%, to $993 during the six months ended June 30, 2016, compared to consolidated restructuring expense of $1,876 during the six months ended June 30, 2015. Restructuring expenses incurred during the six months ended June 30, 2016, primarily related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased $138, or 33.9%, to $269 during the six months ended June 30, 2016, compared to consolidated transaction costs of $407 during the six months ended June 30, 2015, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the six months ended June 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

Interest Expense, net

Consolidated interest expense, net, increased $55, or 4.0%, to $1,423 during the six months ended June 30, 2016, compared to consolidated interest expense, net, of $1,368 during the six months ended June 30, 2015. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, increased $754, or 215.4%, to income of $404 during the six months ended June 30, 2016 compared to consolidated other, net loss of $350 during the six months ended June 30, 2015. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and gains on mark-to-market adjustments on non-hedged foreign currency contracts partially offset by losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax expense increased $2,648, or 114.8%, to an expense of $341 during the six months ended June 30, 2016, compared to a consolidated income tax benefit of $2,307 during the same period in 2015. The tax expense recorded during the six months ended June 30, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge for a potential tax liability related to an on-going tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Our effective income tax rate was 5.0% for the six months ended June 30, 2016, compared to 29.2% for the same period in 2015. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were two discrete events in the amount of $597 recorded in the Company’s effective income tax rate calculation for the six months ended June 30, 2016.

Discontinued Operations

The Company sold POC for $63,639 effective October 7, 2015 and as a result we recognized a pre-tax gain of $8,436. Discontinued operations decreased to $0 during the six months ended June 30, 2016, compared to a loss from discontinued operations of $1,537 during the six months ended June 30, 2015. There was no activity for POC during the six months ended June 30, 2016.

Liquidity and Capital Resources

Consolidated Six Months Ended June 30, 2016 Compared to Consolidated Six Months Ended June 30, 2015

The following presents a discussion of cash flows for the consolidated six months ended June 30, 2015, compared with the consolidated six months ended June 30, 2015. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and the net proceeds from the sale of GMP and POC. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, marketable securities, cash provided by operations and our existing revolving credit facility. At June 30, 2016, we had total cash of $88,268 and marketable securities of $10,101, compared with a cash balance of $88,401 and marketable securities of $9,824 at December 31, 2015, which was substantially all controlled by the Company’s U.S. entities. At June 30, 2016, the Company had $13,735 of the $88,268 in cash held by foreign entities, of which $150 is considered permanently reinvested. The cash held by foreign entities is available for repatriation and would result in an estimated tax liability of $3,696. This tax liability could be offset by the Company’s net operating loss carryforwards.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Six Months Ended
	June 30, 2016	June 30, 2015

Net cash provided by operating activities	$5,743	$5,858
Net cash used in investing activities	(1,957)	(1,554)
Net cash used in financing activities	(3,967)	(849)
Effect of foreign exchange rates on cash	48	(80)
Change in cash	(133)	3,375
Cash, beginning of period	88,401	31,034
Cash, end of period	$88,268	$34,409

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $5,743 during the six months ended June 30, 2016, compared to consolidated net cash provided by operating activities of $5,858 during the six months ended June 30, 2015. The decrease in net cash provided by operating activities during 2016 is primarily due to a decrease in net operating assets or non-cash working capital of $535 during the six months ended June 30, 2016, compared to the same period in 2015.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows provided of $4,684 during the six months ended June 30, 2016 compared to free cash flows used of $4,230 during the same period in 2015. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2016	June 30, 2015

Net cash provided by operating activities	$5,743	$5,858
Purchase of property and equipment	(1,059)	(1,628)
Free cash flow	$4,684	$4,230

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,957 during the six months ended June 30, 2016, compared to consolidated net cash used in investing activities of $1,554 during the six months ended June 30, 2015. The increase in cash used during the six months ended June 30, 2016 is due to a purchase price adjustment related to the POC sale that was paid during the six months ended June 30, 2016 partially offset by a decrease in purchases of property and equipment.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $3,967 during the six months ended June 30, 2016, compared to consolidated cash used in financing activities of $849 during the six months ended June 30, 2015. The cash used during the six months ended June 30, 2016 relates to the repurchase of the Company’s common stock. The cash used during the six months ended June 30, 2015 was primarily a result of net repayments of the foreign credit facilities.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2016, $182 and $363 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $94 and $188 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2016, $4 and $9 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $3 and $5 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2016, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2016 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the second quarter of 2016, the Company purchased 553,462 shares of the Company’s common stock for $2,305,082 under the Company’s authorized stock repurchase program.

BLACK DIAMOND, INC.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
April 1 to 30, 2016	-	$-	1,944,615	21,348,810
May 1 to 31, 2016	292,188	$4.16	2,236,803	20,133,061
June 1 to 30, 2016	261,274	$4.17	2,498,077	19,043,727
Total	553,462

ITEM 5. OTHER INFORMATION

Mark Ritchie Employment Agreement

On July 29, 2016, the Company entered into an employment agreement with Mr. Mark Ritchie (the “Ritchie Employment Agreement”), the Company’s current Chief Operating Officer, which provides for Mr. Ritchie’s employment as Chief Operating Officer of the Company and President of Black Diamond Equipment, Ltd., a Delaware corporation and the Company’s wholly-owned subsidiary, for a term expiring on December 31, 2017, subject to certain termination rights, during which time he will receive an annual base salary of $265,000.

The Ritchie Employment Agreement contains confidentiality obligations as well as a non-competition covenant and non-interference (relating to the Company’s customers), non-solicitation (relating to the Company’s employees) and non-disparagement provisions effective during the term of his employment and for a period of one year after the termination of his employment with the Company, as more particularly set forth in the Ritchie Employment Agreement.

In the event that Mr. Ritchie’s employment is terminated as a result of his death or disability, Mr. Ritchie or his estate will, subject to the provisions of the Ritchie Employment Agreement, generally be entitled to receive his accrued base salary through the date of such termination. In addition, all granted but unvested stock options and all unvested restricted stock held by Mr. Ritchie shall be forfeited and be null and void.

In the event that Mr. Ritchie’s employment is terminated by the Company for “cause” (as defined in the Ritchie Employment Agreement), Mr. Ritchie will, subject to the provisions of the Ritchie Employment Agreement, generally be entitled to receive his accrued base salary through the date of such termination. In addition, all stock options, whether vested or unvested, and granted but unvested restricted stock held by Mr. Ritchie shall be forfeited and be null and void.

In the event that Mr. Ritchie’s employment is terminated by the Company without “cause” (as defined in the Ritchie Employment Agreement) or upon expiration of the term of the Ritchie Employment Agreement, Mr. Ritchie will, subject to the provisions of the Ritchie Employment Agreement, generally be entitled to receive an amount equal to one year of his base salary payable in one lump sum within five days after the date of termination or expiration, as the case may be, and to continue in the Company’s group health benefit plans in which Mr. Ritchie currently participates at the Company’s sole expense or, if such continued participation is not permitted under applicable law, the Company shall reimburse any COBRA premium payments made by Mr. Ritchie during such one-year period. In addition, all granted but unvested stock options and all granted but unvested restricted stock held by Mr. Ritchie shall be forfeited and be null and void.

In the event that Mr. Ritchie’s employment is terminated by Mr. Ritchie other than as a result of a “change in control” (as defined in the Ritchie Employment Agreement), Mr. Ritchie will, subject to the provisions of the Ritchie Employment Agreement, generally be entitled to receive his accrued base salary and benefits through the date of such termination. In addition, all granted but unvested stock options and all unvested restricted stock held by Mr. Ritchie shall be forfeited and be null and void.

BLACK DIAMOND, INC.

In the event that Mr. Ritchie’s employment is terminated by Mr. Ritchie, the Company or the acquirer of the Company as a result of a “change in control” (as defined in the Ritchie Employment Agreement), Mr. Ritchie will, subject to the provisions of the Ritchie Employment Agreement, generally be entitled to receive an amount equal to one year of his base salary payable in one lump sum within five days after such termination and reimbursement of any COBRA premium payments made by Mr. Ritchie during such one-year period, except that, in the event the Company or the acquirer requests Mr. Ritchie to provide up to six months of consulting services described in the Ritchie Employment Agreement, then the lump sum payment of an amount equal to one year of his base salary shall be payable upon the expiration of such consulting period and shall not be paid if Mr. Ritchie does not render such requested consulting services. During such consulting period, Mr. Ritchie will be entitled to receive consulting fees in an amount equal to the compensation he would have otherwise received under the Ritchie Employment Agreement had it been in effect during such consulting period. In addition, all granted but unvested stock options and all unvested restricted stock held by Mr. Ritchie shall be forfeited and be null and void.

In the event that Mr. Ritchie fails to comply with any of his obligations under the Ritchie Employment Agreement, including, without limitation, the non-competition covenant and the non-interference, non-solicitation and non-disparagement provisions, Mr. Ritchie will be required to repay certain previous post termination payments paid to him pursuant to the Ritchie Employment Agreement as of the date of such failure to comply and he will have no further rights in or to such payments payable to him pursuant to the Ritchie Employment Agreement.

All payments and benefits provided under the Ritchie Employment Agreement shall be subject to any compensation recovery or clawback policy as required under applicable law, rule or regulation or otherwise adopted by the Company from time to time.

The foregoing description of the Ritchie Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Ritchie Employment Agreement, which is included as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

3.1	Amendment No. 4 to the Amended and Restated By-Laws of Black Diamond, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 9, 2016 and incorporated herein by reference).

10.1	Employment Agreement, dated as of May 16, 2016, between Black Diamond, Inc. and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2016 and incorporated herein by reference).

10.2	Employment Agreement, dated as of July 29, 2016, between Black Diamond, Inc. and Mark Ritchie. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: August 1, 2016	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description

10.2	Employment Agreement, dated as of July 29, 2016, between Black Diamond, Inc. and Mark Ritchie. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

