Form 10-Q
period 2016-09-30
Black Diamond, Inc.
filed 2016-10-31
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2016

or

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

As of October 26, 2016, there were 30,015,938 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Current assets
Cash	$95,955	$88,401
Marketable securities	-	9,824
Accounts receivable, less allowance for doubtful accounts of $390 and $184, respectively	27,298	26,774
Inventories	45,250	51,496
Prepaid and other current assets	1,603	3,337
Income tax receivable	706	749
Total current assets	170,812	180,581

Property and equipment, net	11,218	10,790
Other intangible assets, net	10,208	10,934
Indefinite lived intangible assets	22,729	22,644
Other long-term assets	386	1,843
Total assets	$215,353	$226,792

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$20,925	$21,446
Income tax payable	1,080	-
Current portion of long-term debt	21,439	-
Total current liabilities	43,444	21,446

Long-term debt, net	-	20,133
Deferred income taxes	8,864	8,969
Other long-term liabilities	388	1,812
Total liabilities	52,696	52,360

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,888 and 32,884 issued and 30,016 and 31,203 outstanding, respectively	3	3
Additional paid in capital	483,891	483,698
Accumulated deficit	(308,328)	(300,739)
Treasury stock, at cost	(12,398)	(7,320)
Accumulated other comprehensive loss	(511)	(1,210)
Total stockholders' equity	162,657	174,432
Total liabilities and stockholders' equity	$215,353	$226,792

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2016	September 30, 2015

Sales
Domestic sales	$17,939	$17,185
International sales	21,502	22,071
Total sales	39,441	39,256

Cost of goods sold	27,105	25,113
Gross profit	12,336	14,143

Operating expenses
Selling, general and administrative	11,483	14,243
Restructuring charge	282	696
Transaction costs	-	39

Total operating expenses	11,765	14,978

Operating income (loss)	571	(835)

Other (expense) income
Interest expense, net	(719)	(705)
Other, net	422	696

Total other expense, net	(297)	(9)

Income (loss) from continuing operations before income tax	274	(844)
Income tax expense	679	49,958
Loss from continuing operations	(405)	(50,802)

Discontinued operations, net of tax	-	1,107

Net loss	(405)	(49,695)

Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	(68)	(439)
Foreign currency translation adjustment	176	(1,063)
Unrealized income (loss) on hedging activities	147	(932)
Other comprehensive income (loss)	255	(2,434)
Comprehensive loss	$(150)	$(52,129)

Loss from continuing operations per share:
Basic	$(0.01)	$(1.55)
Diluted	(0.01)	(1.55)

Net loss per share:
Basic	$(0.01)	$(1.52)
Diluted	(0.01)	(1.52)

Weighted average shares outstanding:
Basic	30,063	32,776
Diluted	30,063	32,776

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Sales
Domestic sales	$54,190	$51,992
International sales	52,600	59,198
Total sales	106,790	111,190

Cost of goods sold	75,155	71,711
Gross profit	31,635	39,479

Operating expenses
Selling, general and administrative	37,311	43,470
Restructuring charge	1,275	2,572
Transaction costs	269	446
Arbitration award	(1,967)	-

Total operating expenses	36,888	46,488

Operating loss	(5,253)	(7,009)

Other (expense) income
Interest expense, net	(2,142)	(2,073)
Other, net	826	346

Total other expense, net	(1,316)	(1,727)

Loss from continuing operations before income tax	(6,569)	(8,736)
Income tax expense	1,020	47,651
Loss from continuing operations	(7,589)	(56,387)

Discontinued operations, net of tax	-	(430)

Net loss	(7,589)	(56,817)

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on marketable securities	107	(424)
Foreign currency translation adjustment	522	(4,647)
Unrealized income (loss) on hedging activities	70	(821)
Other comprehensive income (loss)	699	(5,892)
Comprehensive loss	$(6,890)	$(62,709)

Loss from continuing operations per share:
Basic	$(0.25)	$(1.72)
Diluted	(0.25)	(1.72)

Net loss per share:
Basic	$(0.25)	$(1.74)
Diluted	(0.25)	(1.74)

Weighted average shares outstanding:
Basic	30,525	32,735
Diluted	30,525	32,735

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net loss	$(7,589)	$(56,817)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,705	2,730
Amortization of intangible assets	808	1,829
Accretion of notes payable	1,358	1,133
Gain on sale of marketable securities	(241)	-
(Gain) loss on disposition of assets	(5)	55
Loss (gain) from removal of accumulated translation adjustment	126	(606)
Stock-based compensation	193	1,229
Deferred income taxes	(230)	49,331
Changes in operating assets and liabilities:
Accounts receivable	(294)	(678)
Inventories	6,516	(3,674)
Prepaid and other assets	3,307	(669)
Accounts payable and accrued liabilities	(1,121)	(1,519)
Income taxes	1,127	3,158
Other	(255)	(397)
Net cash provided by (used in) operating activities	5,405	(4,895)

Cash Flows From Investing Activities:
Proceeds from the sales of marketable securities	10,235	-
Payments related to the sale of POC	(921)	-
Proceeds from disposition of property and equipment	23	276
Purchase of property and equipment	(2,036)	(2,314)
Net cash provided by (used in) investing activities	7,301	(2,038)

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	-	2,276
Repayments of long-term debt	-	(21)
Proceeds from issuance of long-term debt	-	44
Purchase of treasury stock	(5,222)	-
Proceeds from exercise of stock options	-	264
Net cash (used in) provided by financing activities	(5,222)	2,563

Effect of foreign exchange rates on cash	70	(136)

Change in cash	7,554	(4,506)
Cash, beginning of period	88,401	31,034
Cash, end of period	$95,955	$26,528

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$124	$(5,217)
Cash paid for interest	$934	$1,010
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$99	$280

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (which may be referred to as the “Company,” “we,” “us” or “our”) as of and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be obtained for the year ending December 31, 2016. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “Commission”).

Our condensed consolidated financial statements for the three and nine months ended September 30, 2015 include a correction related to the carryback limitations of net operating losses and tax credits to 2014 in the third quarter of 2015. The effect of the revision was to decrease income tax receivable and reduce other long-term liabilities by $1,801 and $230, as of December 31, 2015, respectively, with an offsetting increase of $1,571 of income tax expense for the three and nine months ended September 30, 2015.  We evaluated these changes and determined that the corrections are not material to the prior periods.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On November 9, 2015, the Company announced that it is seeking to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. During the nine months ended September 30, 2016, the Company adopted Accounting Standards Update (“ASU”) ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), and ASU 2015-03, Simplifying the Presentation of Debt Issuance Cost. There was not a significant impact on the Company’s condensed consolidated statements and related disclosures due to adoption of these standards.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its current sales contracts and how revenue will be recognized in its consolidated financial statements and related disclosures. The Company is currently evaluating which transition method it will use to implement the ASU and the effect of the standard on its ongoing financial reporting.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. We do not believe the adoption of this guidance will have a significant impact on the Company’s consolidated statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS

As discussed above in Note 1, on October 7, 2015, the Company sold POC to Dainese. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese which was paid during the three months ended March 31, 2016. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition and received $0 and $324, during the three and nine months ended September 30, 2016, respectively, which was recorded as a reduction of selling, general and administrative expenses in our condensed consolidated financial statements for such periods.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Summarized results of discontinued operations for POC are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales	$-	$10,826	$-	$24,234
Cost of goods sold	-	(5,278)	-	(12,167)
Selling, general and administrative	-	(3,547)	-	(11,606)
Transaction costs	-	(847)	-	(1,428)
Interest expense, net	-	(33)	-	(62)
Other, net	-	29	-	220

Income (loss) from operations of discontinued operations	-	1,150	-	(809)
Gain on sale of discontinued operations	-	-	-	-

Income (loss) before taxes	-	1,150	-	(809)
Income tax expense (benefit)	-	43	-	(379)
Income (loss) from discontinued operations, net of tax	$-	$1,107	$-	$(430)

Summarized condensed cash flow information for POC discontinued operations are as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015

Depreciation of property and equipment	-	414
Amortization of intangible assets	-	852
Stock-based compensation	-	201
Purchase of property and equipment	-	(578)

NOTE 3. INVENTORIES

Inventories, as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015

Finished goods	$36,360	$43,117
Work-in-process	2,036	1,730
Raw materials and supplies	6,854	6,649
	$45,250	$51,496

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015

Land	$2,850	$2,850
Building and improvements	4,169	4,093
Furniture and fixtures	3,090	3,320
Computer hardware and software	4,482	4,729
Machinery and equipment	10,648	9,790
Construction in progress	703	477
	25,942	25,259
Less accumulated depreciation	(14,724)	(14,469)
	$11,218	$10,790

NOTE 5. OTHER INTANGIBLE ASSETS

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the nine months ended September 30, 2016, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2015	$22,644

Impact of foreign currency exchange rates	85

Balance at September 30, 2016	$22,729

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the nine months ended September 30, 2016 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2015	$17,130

Impact of foreign currency exchange rates	123

Gross balance at September 30, 2016	$17,253

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015

Customer lists and relationships	$14,094	$14,026
Product technologies	2,212	2,157
Core technologies	947	947
	17,253	17,130
Less accumulated amortization	(7,045)	(6,196)
	$10,208	$10,934

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of September 30, 2016 and December 31, 2015, was as follows:

	September 30, 2016	December 31, 2015

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (refer to Note 16)	22,610	22,610
Term note (b)	108	105
Unamortized discount	(1,279)	(2,582)
	21,439	20,133
Less current portion	(21,439)	-
	$-	$20,133

(a)	As of September 30, 2016, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank with a maturity date of April 1, 2017.

(b)	The term loan is payable to a government entity with an interest rate of 0.75% and no monthly installments. The note matures in March 2017.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $388 and $1,812 as of September 30, 2016 and December 31, 2015, respectively, with $273 and $1,689 of the balance as of September 30, 2016 and December 31, 2015, respectively, relating to a pension liability with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland. The decrease is primarily due to the termination of employees in Switzerland as part of the move of the Company’s Black Diamond European office from Basel, Switzerland to Innsbruck, Austria. The Company also has an insurance policy whereby any underfunded amounts related to the pension liability are expected to be recoverable. The Company has recorded a receivable of $273 and $1,689 as other long-term assets for the underfunded amount as of September 30, 2016 and December 31, 2015, respectively. The significant assumptions used in accounting for the defined benefit pension plan were as follows:

	September 30, 2016	December 31, 2015

Discount rate	1.0%	1.0%
Expected long-term return on plan assets	2.2%	2.2%
Rate of compensation increase	2.0%	2.0%

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

At September 30, 2016, the Company’s derivative contracts had a remaining maturity of one and one-half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $115 as of September 30, 2016. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At September 30, 2016, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	14,796	February 2018
Foreign exchange contracts - British Pounds	2,333	February 2018
Foreign exchange contracts - Euros	19,104	February 2018

	December 31, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,302	February 2016
Foreign exchange contracts - British Pounds	2,047	February 2017
Foreign exchange contracts - Euros	13,295	February 2017
Foreign exchange contracts - Swiss Francs	17,738	February 2017

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(152) and $1,530 were reclassified to sales during the three months ended September 30, 2016 and 2015, respectively, and $(495) and $4,126 were reclassified to sales during the nine months ended September 30, 2016 and 2015, respectively. Gains of $76 and $183 were reclassified to discontinued operations, net of tax, during the three and nine months ended September 30, 2015, respectively.

The Company records ineffectiveness of hedged instruments resulting from changes in fair value of the instruments in earnings. Gains (losses) of $34 and $(8) were recorded to Other, net, associated with ineffective hedge instruments during the three and nine months ended September 30, 2016. There were no gains (losses) recorded to Other, net, during the three and nine months ended September 30, 2015.

As of December 31, 2015, the Company reported an accumulated derivative instrument loss of $68. During the nine months ended September 30, 2016, the Company reported accumulated other comprehensive income of $70, as a result of the change in fair value of these contracts and reclassifications to sales and other income as discussed above, resulting in an accumulated derivative instrument income of $2 reported as of September 30, 2016.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2016 and December 31, 2015:

	Classification	September 30, 2016	December 31, 2015

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$64	$893
Forward exchange contracts	Other long-term assets	$71	$12

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$234	$-
Forward exchange contracts	Other long-term liabilities	$16	$25

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(107)	$(1,035)	$(68)	$(1,210)
Other comprehensive income (loss) before reclassifications	308	396	(467)	237
Amounts reclassified from other comprehensive income	(201)	126	537	462
Net current period other comprehensive income	107	522	70	699
Balance as of September 30, 2016	$-	$(513)	$2	$(511)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and nine months ended September 30, 2016, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statement of Comprehensive Loss
Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016
Foreign exchange contracts:
Sales	$(152)	$(495)
Other, net	-	(42)
Amount reclassified, net of tax	$(152)	$(537)

Foreign currency translation adjustments:
Other, net	$(31)	$(126)

Marketable securities:
Other, net	$201	$201

Total reclassifications from AOCI	$18	$(462)

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

Assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 were as follows:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2016
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	-	135	-	135
	$-	$135	$-	$135

Liabilities
Forward exchange contracts	$-	$250	$-	$250
	$-	$250	$-	$250

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,824	$-	$-	$9,824
Forward exchange contracts	-	905	-	905
	$9,824	$905	$-	$10,729

Liabilities
Forward exchange contracts	$-	$25	$-	$25
	$-	$25	$-	$25

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at September 30, 2016 and December 31, 2015.

Nonrecurring Fair Value Measurements

There were no assets and liabilities measured at fair value on a nonrecurring basis at September 30, 2016. Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 were as follows:

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Weighted average shares outstanding - basic	30,063	32,776	30,525	32,735
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	30,063	32,776	30,525	32,735

Loss from continuing operations per share:
Basic	$(0.01)	$(1.55)	$(0.25)	$(1.72)
Diluted	(0.01)	(1.55)	(0.25)	(1.72)

Loss from discontinued operations per share:
Basic	$-	$0.03	$-	$(0.02)
Diluted	-	0.03	-	(0.02)

Net loss per share:
Basic	$(0.01)	$(1.52)	$(0.25)	$(1.74)
Diluted	(0.01)	(1.52)	(0.25)	(1.74)

For the three months ended September 30, 2016 and 2015, equity awards of 2,517 and 2,995, respectively, and for the nine months ended September 30, 2016 and 2015, equity awards of 2,491 and 3,241, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

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

During the nine months ended September 30, 2016, the Company issued stock options for an aggregate of 163 shares under the 2015 Plan to directors and employees of the Company. Of the 163 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. The remaining 125 options will vest in three installments as follows: 42 options shall vest on June 30, 2017, and the remaining options shall vest equally on June 30, 2018 and June 30, 2019.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2016

Number of options	163
Option vesting period	1-3 Years
Grant price	$4.38 - $4.39
Dividend yield	0.00%
Expected volatility (a)	43.0% - 44.6%
Risk-free interest rate	1.14% - 1.23%
Expected life (years) (b)	5.31 - 6.00
Weighted average fair value	$1.81 - $1.85

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

On July 1, 2016, the Company issued and granted to an employee a restricted stock award of 100 restricted shares under the 2015 Plan, which will vest if, on or before July 1, 2020, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days. For computing the fair value of the 100 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

Market Condition Restricted Shares Granted on July 1, 2016

Number issued	100
Vesting period	$15.00 stock price target
Grant price	$4.38
Dividend yield	0.0%
Expected volatility	44.1%
Risk-free interest rate	0.86%
Expected term (years)	2.43
Weighted average fair value	$1.05

The total non-cash stock compensation expense for continuing operations related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2016 and 2015 was $42 and $126, respectively, and for the nine months ended September 30, 2016 and 2015 was $193 and $1,028, respectively. For the three and nine months ended September 30, 2016 and 2015, the majority of stock-based compensation costs were classified as selling, general and administrative expense. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of September 30, 2016, there were 350 unvested stock options and unrecognized compensation cost of $755 related to unvested stock options, as well as 390 unvested restricted stock awards and unrecognized compensation cost of $126 related to unvested restricted stock awards. As of September 30, 2016, the Company has unvested restricted stock awards which vest based upon satisfaction of a performance condition. Achievement of the performance condition is currently not considered probable. Consequently, the Company has not recorded compensation costs associated with the performance condition awards.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in the fourth quarter of 2014 (“2014 Restructuring Plan”) to realign resources within the organization and anticipates completing the plan in 2016. During the three months ended September 30, 2016 and 2015, we incurred restructuring charges of $0 and $427, respectively, related to the 2014 Restructuring Plan. During the nine months ended September 30, 2016 and 2015, we incurred restructuring charges of $20 and $2,303, respectively. We have incurred $5,959 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan. We estimate that we will incur restructuring costs related to other exit costs during the remainder of 2016.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2016. During the three months ended September 30, 2016 and 2015, we incurred restructuring charges of $282 and $269, respectively, related to the 2015 Restructuring Plan. During the nine months ended September 30 2016 and 2015, we incurred restructuring charges of $1,255 and $269, respectively. We have incurred $2,274 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

	2014 Restructuring Plan	2015 Restructuring Plan	Total Restructuring
Balance at December 31, 2015	$162	$460	$622
Charges to expense:
Employee termination benefits	20	616	636
Other costs	-	639	639
Total restructuring charges	20	1,255	1,275
Cash payments and non-cash charges:
Cash payments	(83)	(1,625)	(1,708)
Balance at September 30, 2016	$99	$90	$189

As of September 30, 2016, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2016.

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

During the nine months ended September 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013. This concludes the arbitration in its entirety.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total rent expense for continuing operations of the Company for the three months ended September 30, 2016 and 2015 was $204 and $352, respectively, and for the nine months ended September 30, 2016 and 2015 was $826 and $1,195, respectively.

NOTE 15. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of 25%.

The tax expense recorded during the three and nine months ended September 30, 2016 includes a discrete charge of $520 and $953, respectively, for an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

As of December 31, 2015, the Company’s gross deferred tax asset was $72,859. The Company had recorded a valuation allowance of $64,486, resulting in a net deferred tax asset of $8,373, before deferred tax liabilities of $17,342. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2015, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s future taxable income. The need for a valuation allowance is reassessed at each interim reporting period. During the year ended December 31, 2015, the Company recorded an increase to its valuation allowance of $48,858.

As of December 31, 2015, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $166,206 ($294 relates to excess tax benefits related to share based payment compensation, which will not be recorded until an income tax payable exists), $2,949 and $316, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2016, $181 and $544 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2016, $5 and $14 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

Our condensed consolidated financial statements for the three and nine months ended September 30, 2015 include a correction related to the carryback limitations of net operating losses and tax credits to 2014 in the third quarter of 2015. The effect of the revision was to decrease income tax receivable and reduce other long-term liabilities by $1,801 and $230, as of December 31, 2015, respectively, with an offsetting increase of $1,571 of income tax expense for the three and nine months ended September 30, 2015.  We evaluated these changes and determined that the corrections are not material to the prior periods.

On May 28, 2010, we acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On November 9, 2015, the Company announced that it is seeking to redeploy our significant cash balances to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended September 30, 2016 Compared to Condensed Consolidated Three Months Ended September 30, 2015

The following presents a discussion of consolidated operations for the three months ended September 30, 2016, compared with the consolidated three months ended September 30, 2015.

	Three Months Ended
	September 30, 2016	September 30, 2015

Sales
Domestic sales	$17,939	$17,185
International sales	21,502	22,071
Total sales	39,441	39,256

Cost of goods sold	27,105	25,113
Gross profit	12,336	14,143

Operating expenses
Selling, general and administrative	11,483	14,243
Restructuring charge	282	696
Transaction costs	-	39

Total operating expenses	11,765	14,978

Operating income (loss)	571	(835)

Other (expense) income
Interest expense, net	(719)	(705)
Other, net	422	696

Total other expense, net	(297)	(9)

Income (loss) from continuing operations before income tax	274	(844)
Income tax expense	679	49,958
Loss from continuing operations	(405)	(50,802)

Discontinued operations, net of tax	-	1,107

Net loss	$(405)	$(49,695)

Sales

Consolidated sales increased $185, or 0.5%, to $39,441 during the three months ended September 30, 2016, compared to consolidated sales of $39,256 during the three months ended September 30, 2015. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period, which was partially offset by a decrease in sales of $1,131 due to the weakening of foreign currencies against the U.S. dollar during the three months ended September 30, 2016 compared to the prior period.

Consolidated domestic sales increased $754, or 4.4%, to $17,939 during the three months ended September 30, 2016, compared to consolidated domestic sales of $17,185 during the three months ended September 30, 2015. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales decreased $569, or 2.6%, to $21,502 during the three months ended September 30, 2016, compared to consolidated international sales of $22,071 during the three months ended September 30, 2015. The decrease in international sales was primarily attributable to a decrease in sales of $1,131 due to the weakening of foreign currencies against the U.S. dollar during the three months ended September 30, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period. These decreases were partially offset by an increase in the quantity of new and existing climb and mountain products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $1,992, or 7.9%, to $27,105 during the three months ended September 30, 2016, compared to consolidated cost of goods sold of $25,113 during the three months ended September 30, 2015. The increase in cost of goods sold was primarily attributable to an increase in the sales and an increase in the cost of the products sold as a result of the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States.

Gross Profit

Consolidated gross profit decreased $1,807, or 12.8%, to $12,336 during the three months ended September 30, 2016, compared to consolidated gross profit of $14,143 during the three months ended September 30, 2015. Consolidated gross margin was 31.3% during the three months ended September 30, 2016, compared to a consolidated gross margin of 36.0% during the three months ended September 30, 2015. Consolidated gross margin during the three months ended September 30, 2016, decreased compared to the prior year due primarily to the weakening of foreign currencies against the U.S. dollar during the three months ended September 30, 2016 compared to the prior period and due to an unfavorable mix in lower margin products and channel distribution.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $2,760, or 19.4%, to $11,483 during the three months ended September 30, 2016, compared to consolidated selling, general, and administrative expenses of $14,243 during the three months ended September 30, 2015. The decrease in selling, general and administrative expenses was primarily attributable to the Company’s realization of savings from its restructuring plan implemented during 2015 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $414, or 59.5%, to $282 during the three months ended September 30, 2016, compared to consolidated restructuring expense of $696 during the three months ended September 30, 2015. Restructuring expenses incurred during the three months ended September 30, 2016 primarily related to costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $0 during the three months ended September 30, 2016, compared to consolidated transaction costs of $39 during the three months ended September 30, 2015.

Interest Expense, net

Consolidated interest expense, net, increased $14, or 2.0%, to $719 during the three months ended September 30, 2016, compared to consolidated interest expense, net, of $705 during the three months ended September 30, 2015. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, income decreased $274, or 39.4%, to $422 during the three months ended September 30, 2016 compared to consolidated other, net income of $696 during the three months ended September 30, 2015. The decrease in other, net, was primarily attributable to losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity and decreases in gains on mark-to-market adjustments on non-hedged foreign currency contracts. These decreases were partially offset by an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and gains related to the sale of marketable securities.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax expense decreased $49,279, or 98.6%, to $679 during the three months ended September 30, 2016, compared to a consolidated income tax expense of $49,958 during the same period in 2015. The tax expense recorded during the three months ended September 30, 2016 includes a discrete charge of $520 for an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The decrease in tax expense is due to the Company recording an increase in its valuation allowance of $50,770 during the three months ended September 30, 2015. The change in valuation allowance resulted in a discrete charge to income tax expense of $49,911 for the three months ended September 30, 2015. Certain events and circumstances transpired during the three months ended September 30, 2015, which caused the Company to conclude that realization of some portion of deferred tax assets does not satisfy the more-likely-than-not threshold.

Our effective income tax rate was 247.8% for the three months ended September 30, 2016, compared to 5,919.2% for the same period in 2015. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There was one discrete event in the amount of $520 recorded in the Company’s effective income tax rate calculation for the three months ended September 30, 2016. As mentioned above, the change in valuation allowance resulted in a discrete charge to income tax expense of $49,911 for the three months ended September 30, 2015.

Discontinued Operations

The Company sold POC for $63,639 effective October 7, 2015 and as a result we recognized a pre-tax gain of $8,436. Discontinued operations decreased to $0 during the three months ended September 30, 2016, compared to income from discontinued operations of $1,107 during the three months ended September 30, 2015. There was no activity for POC during the three months ended September 30, 2016.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Nine Months Ended September 30, 2016 Compared to Condensed Consolidated Nine Months Ended September 30, 2015

The following presents a discussion of consolidated operations for the nine months ended September 30, 2016, compared with the consolidated nine months ended September 30, 2015.

	Nine Months Ended
	September 30, 2016	September 30, 2015

Sales
Domestic sales	$54,190	$51,992
International sales	52,600	59,198
Total sales	106,790	111,190

Cost of goods sold	75,155	71,711
Gross profit	31,635	39,479

Operating expenses
Selling, general and administrative	37,311	43,470
Restructuring charge	1,275	2,572
Transaction costs	269	446
Arbitration award	(1,967)	-

Total operating expenses	36,888	46,488

Operating loss	(5,253)	(7,009)

Other (expense) income
Interest expense, net	(2,142)	(2,073)
Other, net	826	346

Total other expense, net	(1,316)	(1,727)

Loss from continuing operations before income tax	(6,569)	(8,736)
Income tax expense	1,020	47,651
Loss from continuing operations	(7,589)	(56,387)

Discontinued operations, net of tax	-	(430)

Net loss	$(7,589)	$(56,817)

Sales

Consolidated sales decreased $4,400, or 4.0%, to $106,790 during the nine months ended September 30, 2016, compared to consolidated sales of $111,190 during the nine months ended September 30, 2015. The decrease in sales was primarily attributable to a decrease in sales of $4,307 due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period. The decrease was partially offset by an increase in the quantity of new and existing climb and mountain products sold during the period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $2,198, or 4.2%, to $54,190 during the nine months ended September 30, 2016, compared to consolidated domestic sales of $51,992 during the nine months ended September 30, 2015. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated international sales decreased $6,598, or 11.1%, to $52,600 during the nine months ended September 30, 2016, compared to consolidated international sales of $59,198 during the nine months ended September 30, 2015. The decrease in international sales was primarily attributable to a decrease in sales of $4,307 due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2016 compared to the prior period and a decrease in the quantity of new and existing ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,444, or 4.8%, to $75,155 during the nine months ended September 30, 2016, compared to consolidated cost of goods sold of $71,711 during the nine months ended September 30, 2015. The increase in cost of goods sold was primarily attributable to an increase in the cost of the products sold as a result of the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States and an increase in the number of units sold.

Gross Profit

Consolidated gross profit decreased $7,844, or 19.9%, to $31,635 during the nine months ended September 30, 2016, compared to consolidated gross profit of $39,479 during the nine months ended September 30, 2015. Consolidated gross margin was 29.6% during the nine months ended September 30, 2016, compared to a consolidated gross margin of 35.5% during the nine months ended September 30, 2015. Consolidated gross margin during the nine months ended September 30, 2016, decreased compared to the prior year primarily due to the weakening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2016 compared to the prior period, additional costs associated with the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States, and the write-off of inventory shipped to certain North American accounts during the first quarter of 2016 that filed for bankruptcy reorganization in April 2016.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $6,159, or 14.2%, to $37,311 during the nine months ended September 30, 2016, compared to consolidated selling, general, and administrative expenses of $43,470 during the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses was primarily attributable to the Company’s realization of savings from its restructuring plan implemented during 2015 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $1,297, or 50.4%, to $1,275 during the nine months ended September 30, 2016, compared to consolidated restructuring expense of $2,572 during the nine months ended September 30, 2015. Restructuring expenses incurred during the nine months ended September 30, 2016, primarily related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased $177, or 39.7%, to $269 during the nine months ended September 30, 2016, compared to consolidated transaction costs of $446 during the nine months ended September 30, 2015, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the nine months ended September 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense, net, increased $69, or 3.3%, to $2,142 during the nine months ended September 30, 2016, compared to consolidated interest expense, net, of $2,073 during the nine months ended September 30, 2015. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, increased $480, or 138.7%, to income of $826 during the nine months ended September 30, 2016 compared to consolidated other, net income of $346 during the nine months ended September 30, 2015. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable, decreases in losses on mark-to-market adjustments on non-hedged foreign currency contracts, and gains related to the sale of marketable securities. These increases were partially offset by losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax expense decreased $46,631, or 97.9%, to $1,020 during the nine months ended September 30, 2016, compared to a consolidated income tax expense of $47,651 during the same period in 2015. The tax expense recorded during the nine months ended September 30, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge of $953 for an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The increase in tax expense is due the Company recording an increase in its valuation allowance of $50,770 during the nine months ended September 30, 2015. The change in valuation allowance resulted in a discrete charge to income tax expense of $49,911 for the three months ended September 30, 2015. Certain events and circumstances transpired during the three months ended September 30, 2015, which caused the Company to conclude that realization of some portion of deferred tax assets does not satisfy the more-likely-than-not threshold.

Our effective income tax rate was 15.5% for the nine months ended September 30, 2016, compared to 545.5% for the same period in 2015. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were two discrete events in the amount of $1,117 recorded in the Company’s effective income tax rate calculation for the nine months ended September 30, 2016. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. As mentioned above, the change in valuation allowance resulted in a discrete charge to income tax expense of $49,911 for the nine months ended September 30, 2015.

Discontinued Operations

The Company sold POC for $63,639 effective October 7, 2015 and as a result we recognized a pre-tax gain of $8,436. Discontinued operations decreased to $0 during the nine months ended September 30, 2016, compared to a loss from discontinued operations of $430 during the nine months ended September 30, 2015. There was no activity for POC during the nine months ended September 30, 2016.

Liquidity and Capital Resources

Condensed Consolidated Nine Months Ended September 30, 2016 Compared to Condensed Consolidated Nine Months Ended September 30, 2015

The following presents a discussion of cash flows for the consolidated nine months ended September 30, 2015, compared with the consolidated nine months ended September 30, 2015. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and the net proceeds from the sales of GMP and POC. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and our existing revolving credit facility. At September 30, 2016, we had total cash of $95,955, compared with a cash balance of $88,401 and marketable securities of $9,824 at December 31, 2015, which was substantially all controlled by the Company’s U.S. entities. At September 30, 2016, the Company had $13,858 of the $95,955 in cash held by foreign entities, of which $270 is considered permanently reinvested. The cash held by foreign entities is available for repatriation and would result in an estimated tax liability of $3,696. This tax liability could be offset by the Company’s net operating loss carryforwards.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Net cash provided by (used in) operating activities	$5,405	$(4,895)
Net cash provided by (used in) investing activities	7,301	(2,038)
Net cash (used in) provided by financing activities	(5,222)	2,563
Effect of foreign exchange rates on cash	70	(136)
Change in cash	7,554	(4,506)
Cash, beginning of period	88,401	31,034
Cash, end of period	$95,955	$26,528

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $5,405 during the nine months ended September 30, 2016, compared to consolidated net cash used in operating activities of $4,895 during the nine months ended September 30, 2015. The increase in net cash provided by operating activities during 2016 is primarily due to a decrease in net operating assets or non-cash working capital of $12,917 during the nine months ended September 30, 2016, compared to the same period in 2015.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows provided of $3,369 during the nine months ended September 30, 2016 compared to free cash flows used of $7,209 during the same period in 2015. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2016	September 30, 2015

Net cash provided by (used in) operating activities	$5,405	$(4,895)
Purchase of property and equipment	(2,036)	(2,314)
Free cash flow	$3,369	$(7,209)

Net Cash From Investing Activities

Consolidated net cash provided by investing activities was $7,301 during the nine months ended September 30, 2016, compared to consolidated net cash used in investing activities of $2,038 during the nine months ended September 30, 2015. The increase in cash provided during the nine months ended September 30, 2016 is primarily due to the sale of marketable securities of $10,235 and a decrease in the purchase of property and equipment, partially offset by a purchase price adjustment related to the POC sale of $921 that was paid during the nine months ended September 30, 2016.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $5,222 during the nine months ended September 30, 2016, compared to consolidated cash provided by financing activities of $2,563 during the nine months ended September 30, 2015. The cash used during the nine months ended September 30, 2016 relates to the repurchase of the Company’s common stock. The cash provided during the nine months ended September 30, 2015 was primarily a result of net borrowings on the foreign credit facilities.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Operating Loss

As of December 31, 2015, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $166,206 ($294 relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $2,949 and $316, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $165,912 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2015, the Company’s gross deferred tax asset was $72,859. The Company has recorded a valuation allowance of $64,486, resulting in a net deferred tax asset of $8,373, before deferred tax liabilities of $17,342. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2015, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2016, $181 and $544 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $95 and $283 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2016, $5 and $14 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $2 and $7 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2016, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2016 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the third quarter of 2016, the Company purchased 277,656 shares of the Company’s common stock for $1,255,500 under the Company’s authorized stock repurchase program.

BLACK DIAMOND, INC.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
July 1 to 31, 2016	229,102	$4.53	2,727,179	18,005,496
August 1 to 31, 2016	48,554	$4.47	2,775,733	17,788,227
September 1 to 30, 2016	-	$-	2,775,733	17,788,227
Total	277,656

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Employment Agreement, dated as of July 29, 2016, between Black Diamond, Inc. and Mark Ritchie (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 1, 2016 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: October 31, 2016	By:	/s/ Warren B. Kanders
		Name:	Warren B. Kanders
		Title:	Executive Chairman
(Principal Executive Officer)

	By:	/s/ Aaron J. Kuehne
		Name:	Aaron J. Kuehne
		Title:	Chief Administrative Officer and
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