Form 10-K
period 2016-12-31
Black Diamond, Inc.
filed 2017-03-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2016 was approximately $87.3 million based on $4.14 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 1, 2017, there were 30,015,938 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2016 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

BLACK DIAMOND, INC.

PART I

ITEM 1. BUSINESS

Overview

Black Diamond, Inc. (which may be referred to as the “Company,” “we,” “our” or “us”), through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond Equipment and PIEPS™, are synonymous with performance, innovation, durability and safety in the outdoor consumer community. We are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. Headquartered in Salt Lake City at the base of the Wasatch Mountains, our products are designed and exhaustively tested by an engaged team of discerning entrepreneurs and engineers.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.  We distribute our products through a network comprised primarily of leading independent specialty retailers, specialty chains such as Recreational Equipment, Inc. (“REI”), independent global distributors selling to specialty retail, and direct-to-consumer through our website and wholly-owned retail store. Our products are sold in North America, Europe, Asia, and the rest of the world in over 50 countries, with international sales representing approximately 49% of our sales for the year ended December 31, 2016. Canada is our single largest international country in which we conduct business, representing 8% of our total sales for the year ended December 31, 2016.

Our heritage dates back to 1957 when Chouinard Equipment Ltd. pioneered the market for durable, precise, and reusable pitons — devices used to ascend or protect oneself in the event of a fall in the sport of big wall rock climbing. Over the next thirty years, Chouinard Equipment expanded to design and manufacture all kinds of equipment for rock climbing and mountain, canyon, and crag activities. In 1989 Black Diamond Equipment was founded when our predecessor company acquired the business and assets of Chouinard Equipment. In our 60 year heritage, we have developed a track record of gear innovations that has changed the nature of climbing, mountaineering, and skiing. By extension, our history and brands have become synonymous with the sports in which we participate. The genesis of the current Black Diamond, Inc. was through the May 2010 acquisition of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, Inc. (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”) by Clarus Corporation, a public company. Clarus Corporation, incorporated in Delaware in 1991, was renamed Black Diamond, Inc. in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On March 16, 2015, the Company announced that it was exploring a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions.

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

On November 9, 2015, the Company announced that it is seeking to redeploy our significant cash balances to invest in high quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy. We intend to focus our search primarily in the United States, although we will also evaluate international investment opportunities should we find such opportunities attractive.

Market Overview

Our business and brands are focused on the convergence of function and fashion in the outdoor and athletic apparel, footwear, and equipment space. We believe consumer purchase decisions are driven by both a need for functional products with distinctive aesthetics and a desire to create a particular lifestyle perception. This confluence and consumer behavior can be seen in a number of highly successful lifestyle brands including Lululemon, Under Armour, The North Face, Patagonia and Nike. Primary growth drivers in our business include innovative products that provide a higher level of protection, performance and/or comfort, an increased awareness in health and wellness, the desire to own functional products that are aesthetically pleasing, and the continued success and exposure of our key retail partners, including REI, Mountain Equipment Co-op, Backcountry.com, Au Vieux Campeur, Globetrotter, Sport Shuster, and Bachli Bergsport. The outdoor products marketplace, both domestically and internationally, is highly fragmented. Specialty brands, particularly throughout Europe, hold respectable market share relative to larger competitors. We see this fragmentation as an opportunity for a leader to emerge, particularly in the more technical categories. We believe that our strong relationships in the specialty retail channel and our expanding online presence provide us with a competitive advantage and the opportunity for continued growth.

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

Global Brands

Black Diamond Equipment: Black Diamond Equipment products are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. In Spring 2016, Black Diamond Equipment received two awards in the climbing equipment category for its new Camalot Ultralights and Solution climbing harness. For Fall 2016, Black Diamond Equipment’s ski category was awarded over a dozen editorial awards for products including its new Helio 95, Helio 105, Helio 116 skis and Helio Fixed Length Carbon Ski Pole. Notably, Black Diamond Equipment apparel was recognized by Backpacker magazine and awarded “Editor’s Choice” for its First Light Hoody. So far in 2017, Black Diamond Equipment earned five awards at the Outdoor Retailer Winter Market 2017 in Salt Lake City, Utah, and at 2017 ISPO Munich. Award winning products include its Boundary Pro 107 ski and Helio glove.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in beacon technology (having created the modern avalanche transceiver) and avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform. In 2016, PIEPS earned several awards for its newest avalanche beacon, the Micro, including trade show awards at both Outdoor Retailer in Salt Lake City, Utah, and at ISPO Munich.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 100 patents and patents pending worldwide and hundreds of new product introductions since 1989. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas, which we believe provides a significant advantage that will drive our company and industry to new levels. Our Salt Lake City headquarters, nestled in the Wasatch Mountains, with a vibrant user community, provides the ideal backdrop for our employees, many of whom are high-level performance athletes in these sports themselves, to test and refine our new products. We endorse several top athletes who evaluate our products in the field, providing valuable feedback and suggestions to our designers. In recent years, we have developed many innovative products that have revolutionized the active outdoor space including: Revolt, our highly versatile rechargeable headlamp, featuring a waterproof design, PowerTap Technology and massive 300 lumens with the added option of charging via USB or using standard alkaline batteries; First Light Hoody, constructed with lightweight Schoeller® and packed with PrimaLoft® Silver Insulation Active; Helio Fixed Length Carbon ski pole, built with 100% inflation-molded carbon fiber for the ultimate combination of strength and lightweight performance; Camalot Ultralights, incorporating sculpted lobes and a patent-pending continuously looped Dyneema® core to replace the cable stem making them among the lightest camming units on the market; JetForce®, the first avalanche airbag that uses electronically controlled jet-fan inflation technology; trekking poles with FlickLock® technology; Z-Poles™, trekking poles that can fold to one-third their size; the Magnetron® magnetically locking carabiner; the Vapor climbing helmet, one of the lightest climbing helmets on the market; and PIEPS Micro beacon, having a patented sensor technology. We seek to design products that enhance our customers’ personal performance, safety, and comfort as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality, integrity, and safety that our brands are known for. We believe that our vertically integrated design, development process and enthusiastic employee base provide us with a unique competitive advantage to continue to drive future innovation for our Company and the markets we serve.

Diversified Portfolio by Product, Geography and Channel. Our business is highly diversified across products, geographies, and channels. We operate a multi-brand business with Black Diamond® and PIEPS™ branded products spanning 29 single product categories addressing three primary categories of climbing, mountaineering, and skiing. Our lighting product category is the only product category which accounts for more than 15% of annual sales. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 49% of our sales for the year ended December 31, 2016 generated outside the United States in over 50 countries. We have a diversified customer base and sell products in approximately 5,000 retail locations, including independent and specialty stores, our wholly-owned retail store, our website at www.blackdiamondequipment.com, and other retail locations. We believe that our product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single product category or point of distribution.

Scalable Global Operating Platform. We have developed a highly scalable global platform of manufacturing, sourcing, quality assurance, distribution, IT, and back office capabilities. We manufacture approximately 20% to 25% of our proprietary products in-house, which we believe helps us maintain our competitive advantage over our peers. We also have a global network of high-quality strategic partners, many of whom we have had relationships with for over ten years, from which we source the remaining approximately 75% to 80% of our products. We have an in-house quality assurance team in Salt Lake City, allowing for real-time testing and development. Our back-office functions, including supply chain management, warehousing, sourcing, and finance, run on our global ERP platform.

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

Experienced and Incentivized Senior Management Team. Our senior management team has been involved in the operation, acquisition, and integration of several successful companies. We are also supported by the skills and collective experience of Warren B. Kanders, our Executive Chairman, and Robert R. Schiller, our Executive Vice Chairman, who have substantial experience working together in managing operations and building public companies through strategic acquisitions and organic development, notably at Armor Holdings, Inc. Mr. Kanders and Mr. Schiller have worked together for the past 20 years. We have assembled a proven and talented global management team. Our executives share a passion for outdoor recreation and an active lifestyle, and possess substantial experience in product development, marketing, and merchandising. The members of our Board of Directors and our executive officers, including Messrs. Kanders and Schiller, are substantial stockholders of the Company and beneficially own approximately 34% of our outstanding common stock as of March 1, 2017, which we believe aligns the interests of our Board of Directors and our executive officers with those of our stockholders.

Growth Strategy

We intend to achieve sustainable, profitable growth by expanding organically in each of our historical product lines.

Continue to service and grow existing retail accounts. Since our inception, we have developed strong relationships with our key retail partners through a mutual respect and admiration for the sports we serve. As the outdoor retail industry expands in terms of both sales and store count, we believe that we are well-poised to capitalize on this growth opportunity. Through our various corporate initiatives, a focus on being easy to do business with, the extension of our existing product portfolios, and an emphasis on brand awareness and in-store marketing, we plan to grow our existing retail accounts as well as foster new relationships.

Introduce New Product Technologies and Expand Existing Brands Into New Categories. We believe our investment in research and development and new product extensions present opportunities, through both technological innovation and expansion into new categories. We have a long history of technical innovation, introducing hundreds of new products and growing sales at a 12% compound annual growth rate since 1989. We expect our continued product innovation will drive future growth.

We continue to seek to expand our business into both adjacent and complementary product categories, including outdoor technical apparel and footwear. We have expanded our product offerings and grown our sales through innovation in gloves, trekking poles, helmets, headlamps and apparel as well as introducing new technologies, such as our JetForce avalanche airbags. We believe apparel represents a logical progression for our outdoor brands while also believing that footwear is another natural extension of our product offerings.

Broaden Distribution Footprint. We believe there is a significant opportunity to expand our brand presence and penetration outside of the U.S. market. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond® brand, positioning it as a global brand with American roots and PIEPS™ as a global brand with European roots. Furthermore, we plan to seek to increase the number of doors we sell through and drive higher sales through new and existing doors.

We believe that our presence in Asia, driven by our business in Hong Kong, China, South Korea, Japan and other key Asian markets, represents a significant growth opportunity.

Develop Brand Profile. We believe there is an opportunity to further enhance our brand image through enhanced marketing efforts. Our brands have a strong and iconic reputation among outdoor enthusiasts, and we expect that reinforcing our brand message with targeted marketing efforts will further develop our brand position. Our social media reach is large, and online engagement is growing. Continued focus on these channels is also expected to enhance our brand equity.

Expand Our Operating Margins. We believe opportunities exist to increase our margins to be more in-line with our outdoor peers. A primary driver of our expected margin expansion will include leveraging investments made into our global operating platform as our sales grow, and cost and operational improvements in our sourcing and supply chain. Additionally, we expect to see margin expansion as we shift our sales mix to higher margin products and build our direct-to-consumer business with their higher margins.

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

Black Diamond Equipment’s brand philosophy is based on building equipment to be ‘one with the sports we serve’. Innovation in equipment design pares with progression in human achievement. Award winning and acclaimed carbon fiber ice tools, super-light wire gate carabiners, avalanche safety products and best-in-class trekking poles and headlamps allow climbers and skiers to go further and encounter more difficult terrain; focusing on the experience, not the gear that facilitates adventure.

Today, our commitment to the founding principles of Black Diamond Equipment remains as strong as ever. With 60 years of heritage and 27 years in business, Black Diamond Equipment continues to strive to serve the spirit for all the sports we serve, and the sports’ values and goals, past, present, and future.

Black Diamond Equipment’s intimacy with skiing, climbing, and mountaineering is validated by winning four awards at the Winter Outdoor Retailer Winter Market 2017 in Salt Lake City, Utah, in the backcountry skiing and equipment categories. In 2016, Black Diamond was honored by over 20 media channels and independent reviewers garnering nearly 40 awards in 2016 for equipment and apparel in climbing, mountaineering, and skiing.

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

Our Products

Black Diamond Equipment has grown in revenue and stature by designing, manufacturing, and distributing products that naturally anticipate the needs of our consumers. As end users, Black Diamond Equipment employees use, design, engineer, build and repeat the process ceaselessly, incrementally improving upon innovation year over year. This is manifested throughout Black Diamond Equipment’s hardware line with the evolution of camming devices from the original Camalot® to the modern Camalot® Ultralight. In avalanche safety Black Diamond Equipment debuted the AvaLung in 1999, the first device to allow a buried avalanche victim to breathe while buried, and in 2014 Black Diamond Equipment again broke the mold with the first jet-fan based airbag system, the JetForce. Our products have won nearly 40 awards from within the industry groups, from design media and consumer media including Backcountry, Backpacker, Blue Ridge Outdoors, Climbing, Forbes, Freeskier, National Geographic Adventure, Men’s Journal, Outside, Powder, Rock & Ice, Ski and Skiing.

Our products span 29 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for rock and ice climbers, alpinists, hikers, skiers, and outdoor enthusiasts. We design many of our products for extreme applications, such as high altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. Generally, we divide our product offerings into the following three primary categories:

•	Climb: Our climb line consists of technical apparel, sportswear, and equipment such as belay/rappel devices, bouldering products, carabiners and quickdraws, chalk, chalk bags, climbing packs, crampons, crash pads, harnesses, technical and mountaineering ice axes, ice and rock protection devices, a bouldering line of technical apparel, and various other climbing accessories. Our climb line represented approximately 34% of our sales during the year ended December 31, 2016.

•	Ski: Our ski line consists of technical apparel, JetForce avalanche airbags, winter packs for skiing, bindings, poles, skis, skins, snow gloves, snow packs, and avalanche safety devices, including transceivers, probes, and shovels. Our ski line represented approximately 23% of our sales during the year ended December 31, 2016.

•	Mountain: Our mountain line consists of mountaineering backpacks for backpacking, expeditions, alpinism, and an array of day uses both in the outdoor environment and urban environments. We also offer gloves, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 43% of our sales during the year ended December 31, 2016.
7

Product Design and Development

We are a company founded on innovation and believe that our success is uniquely tied to our ability to consistently introduce new product innovations across all of our brands. We have a long history of technical innovation and product development, introducing hundreds of new products since 1989, with over 100 patents and patents pending worldwide. In recent years, we have developed many innovative products that we believe have revolutionized the active outdoor space including: Helio™ Fixed Length Carbon ski pole, built with 100% inflation-molded carbon fiber for the ultimate combination of strength and lightweight performance; Camalot Ultralight, incorporating sculpted lobes and a patent-pending continuously looped Dyneema® core to replace the cable stem making them among the lightest camming units on the market; and JetForce, the first avalanche airbag that uses electronically controlled jet-fan inflation technology. We have been an innovator in trekking poles, introducing the first poles with FlickLock® technology that allow a single-handed locking mechanism and Z-Poles that can fold to one-third their size. Our innovations in lighting have re-defined the headlamp niche by taking simple components and combining them in a unique manner with a focus on recharge ability and protection from water.

Each person involved in our product design and development process shares a passion for the active outdoor sports that we serve and strives to develop and iterate new ideas. We conduct our product research and design activities at our locations in Salt Lake City, Utah, and Lebring, Austria, and conduct product evaluations at our offices located in Innsbruck, Austria.

Our employees’ passion and intimacy with our core outdoor activities helps foster new and innovative ideas. Our in-house research and development teams engage in all stages of planning, conceptualization, design, development, commercialization, and production. Our vertically integrated process allows our design team to conduct market research, brainstorm, plan product lines, prototype, and review designs before turning them over to our engineers to begin the development and production of the product. Quality assurance and control are a key component of our development process and products undergo rigorous in-house and field-testing at regular stages of the process. Our Salt Lake City headquarters, in the Wasatch Mountains, with a vibrant user community, provides the ideal backdrop for our employees to test our new products. Likewise, our European locations provide quick access to their products’ intended environments. Additionally, the athletes who endorse our products evaluate these products in the field and provide valuable feedback and suggestions to our designers. We believe this collaborative interaction helps preserve the brand image, authenticity, quality, and performance.

We typically bring new products from concept to market in approximately 24 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred. As of December 31, 2016, we had 31 employees dedicated to research and development and have spent approximately $21.4 million in connection with research and development activities over the last three calendar years.

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

We have long-standing relationships with our specialty retail customers and maintain our commitment to continue to sell through this channel. We have a diversified customer base and sell products in approximately 5,000 retail locations, with the bulk of our business being done through independent retailers.

Our end users include a broad range of consumers, including mountain, rock, ice, and gym climbers, winter outdoor enthusiasts, backpackers, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and well-designed products to enhance their performance and safety in a multitude of outdoor activities in virtually any climate. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2016, REI accounted for approximately 16% of our sales. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

We deploy our sales force by geographic region with a focus on providing our products to a broad spectrum of active outdoor enthusiasts. Within each of our brands, we strive to create a unique look and image for our products.

Our marketing strategy has a three-pronged approach: 1) maintain core credibility through sports and community marketing; 2) build brand awareness through digital marketing; and 3) drive sell-through via in-store marketing.

For the past 27 years, we’ve established and maintained ongoing relationships with professional athletes who excel at the sports of climbing, mountaineering, and skiing. These top athletes evaluate our products in the field with demanding use and under punishing conditions, providing valuable feedback and suggestions to our designers. They also promote our products at events, tradeshows and while in the field pursuing their sports. Finally, we believe they are invaluable at establishing brand authenticity with customers.

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

We continue to focus heavily on evolving our approach to social media and online marketing (email, paid and organic search) with the goal of increasing qualified visits to our websites. The broader goal remains to offer our customer a best-in-class, intuitive, and consistent two-way conversation that enables them to interact authentically with our brands. Part of this effort includes the development and nurturing of social media outlets as stand-alone Black Diamond® brand outposts. Our social media strategy is to leverage the strength of our growing fan bases as extremely well-targeted segments for brand-rich communications. These outposts engage our most enthusiastic brand advocates with product updates, information regarding our sponsored athletes, their accomplishments and in turn, better help us create a sense of brand community while reinforcing brand identity. This past year has seen Black Diamond grow its Facebook “Likes” by 20% to 300,000, and Instagram followers by 118% to 386,000. The progress in our online marketing programs enabled the online business to achieve growth of 24% year-over-year.

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

Since the beginning of our history as a manufacturer of precisely engineered rock climbing equipment, we have grown in both capacity and capability. Our manufacturing operations have further professionalized and today are based on lean manufacturing principles. We still maintain the notion of craftsmanship melded into engineering as a driving force for what we manufacture.

Our objective is to deliver high quality products on-time, in the most cost efficient manner, and to support innovation to market. To achieve this, everyone in the organization is involved to continuously improve how we operate.

The Black Diamond Equipment and PIEPS manufacturing and distribution operations are ISO 9001–2008 certified by an independent certifying agency and are audited yearly by an independent certifying body to ensure Black Diamond Equipment’s and PIEPS’ quality management systems meet the requirements of ISO 9001–2008 and to ensure that Black Diamond Equipment’s and PIEPS’ certified products meet all necessary certification requirements.

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

Sourcing

We source raw materials and components from a variety of suppliers. Our primary raw materials include aluminum, steel, nylon, corrugated cardboard for packaging, metal, plastic and electrical components, and various textiles, foams, and fabrics. The raw materials and components used to manufacture our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

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

The engineering prowess of the quality assurance group is a core competency that the Company seeks to leverage across all product lines and brands.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl, CAMP, EDELRID, and Mammut.

•	Ski: Our skiing apparel, equipment and accessories, such as technical apparel, skis, poles, avalanche airbags and transceivers, compete with products from competitors such as Arc’Teryx, Backcountry Access, Dynafit (Salewa), Dynastar (Lange), K2, Mammut, Marker, Nordica, Ortovox, Salomon, Scarpa, Scott, and Volkl.

•	Mountain: Our mountaineering products, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Mammut, Deuter, Leki, Komperdell, Marmot, Mountain Hardwear, Osprey, Sierra Designs, and The North Face.

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

We cannot be sure that we will receive patents for any of our patent applications or that any existing or future patents that we receive or license will provide competitive advantages for our products. While we actively monitor our competitors to ensure that we do not compromise the intellectual property of others, we cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are in similar product niches as ours.

Seasonality

Our products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products, including rock climbing gear, headlamps, helmets, lanterns, packs, trekking poles, and tents and in the third and fourth quarters for our technical apparel, ski, glove, snow safety, and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 55% of our sales while spring/summer represents approximately 45% of our sales.

Working capital requirements vary throughout the year. We fund our working capital through cash on hand and, if needed, the use of our line of credit facilities. Working capital typically increases during the first and third quarters of the year as inventory builds to support peak shipping periods and then typically decreases during the second and fourth quarters of the year as those inventories are sold and accounts receivable are collected. As of December 31, 2016, we had no amounts outstanding on our Zions First National Bank line of credit.

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

Employees

As of December 31, 2016, we had over 400 employees worldwide. None of our employees are represented by unions or covered by any collective bargaining agreements. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2016 are as follows:

Warren B. Kanders, 59, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc (“BAE Systems”) on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc. (“Armor Holdings”), formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Robert R. Schiller, 54, has served as our Executive Vice Chairman since May 2010. Mr. Schiller served as Vice Chairman of the Board of Directors of Gregory Mountain Products from March 2008 until May 2010. From July 1996 until its sale to BAE Systems on July 31, 2007, Mr. Schiller served in a variety of capacities at Armor Holdings, including as a Director from June 2005, President from January 2004, Chief Operating Officer from April 2003, and Chief Financial Officer and Secretary from November 2000 to March 2004. Mr. Schiller graduated with a B.A. in Economics from Emory University in 1985 and received an M.B.A. from Harvard Business School in 1991.

Aaron J. Kuehne, 38, has served as our Chief Financial Officer, Secretary and Treasurer, since November 2013 and as our Chief Administrative Officer since May 16, 2016. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with an M.B.A. degree from University of Utah – David Eccles School of Business in 2004.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2016, REI accounted for approximately 16% of sales. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

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

Sales of certain of our products are seasonal. Sales of our outdoor recreation products such as carabineers, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of our apparel line and winter sports equipment such as our skis and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan, or where economies have suffered economic, social and/or political instability or hyperinflation, including, for example, the uncertainty related to the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”). The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause consumers to reduce their spending.

Additionally, some of our operations are conducted or products are sold in countries where the ability to repatriate funds has been delayed or impaired in recent years. Current government economic and fiscal policies, including stimulus measures and currency exchange rates and controls in these economies may not be sustainable and, as a result, our sales or profits related to those countries may decline.

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

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, the United States’ withdrawal from the Trans-Pacific Partnership, any future withdrawal or renegotiation of trade agreements, including the North American Free Trade Agreement, or the more aggressive prosecution of trade disputes with countries like China, may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems.

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

Approximately 49% of our sales for the year ended December 31, 2016 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations.

A majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe, with substantially all of the remainder produced by our manufacturing facility located in Utah. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

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

Currency devaluations or fluctuations may significantly increase our expenses and affect our results of operations as well as the carrying value of international assets on our balance sheet, especially where the currency is subject to intense political and other outside pressures, such as in the case of the Euro, Canadian Dollar and Great British Pound.

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a substantial portion of our assets, revenues, costs, and earnings are denominated in other currencies, such as the Euro, Canadian dollar, and Great British pound. Changes in the relation of these and other currencies to the U.S. dollar will affect the carrying value of our international assets as well as our sales and profitability and could result in exchange losses. For example, a devaluation of the Euro would negatively impact the carrying value of our assets in Europe and our results of operations because the earnings and assets in Europe would be reduced when translated into U.S. dollars.

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

The members of our Board of Directors and our executive officers, which includes Messrs. Warren B. Kanders and Robert R. Schiller, beneficially own approximately 34% of our outstanding common stock as of March 1, 2017. As a result, our Board of Directors and executive officers, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

We have outstanding an aggregate of 30,015,938 shares of our common stock as of March 1, 2017. This includes 7,835,284 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,919,017 hypothecated and/or pledged as security for loans from financial institutions, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2016, the Company and its subsidiaries lease or own facilities throughout the U.S. and Europe. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased/Owned

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

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

Litigation

The Company is involved in various lawsuits arising from time to time that the Company considers ordinary routine litigation incidental to its business. Amounts accrued for litigation matters represent the anticipated costs (damages and/or settlement amounts) in connection with pending litigation and claims and related anticipated legal fees for defending such actions, which legal fees are expensed as incurred. The costs are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. The accruals are based upon the Company’s assessment, after consultation with counsel (if deemed appropriate), of probable loss based on the facts and circumstances of each case, the legal issues involved, the nature of the claim made, the nature of the damages sought and any relevant information about the plaintiffs and other significant factors that vary by case. When it is not possible to estimate a specific expected cost to be incurred, the Company evaluates the range of probable loss and records the minimum end of the range. Based on current information, the Company believes that the ultimate conclusion of the various pending litigations of the Company, in the aggregate, will not have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “BDE”. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2016
First Quarter	$5.19	$3.85
Second Quarter	$4.61	$3.93
Third Quarter	$5.21	$4.11
Fourth Quarter	$6.85	$4.75

Year ended December 31, 2015
First Quarter	$10.75	$6.25
Second Quarter	$10.19	$8.81
Third Quarter	$10.20	$6.21
Fourth Quarter	$6.94	$3.80

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2011 and ending on December 31, 2016 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2011. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Black Diamond, Inc.	$100.00	$109.77	$178.45	$117.14	$59.17	$71.62
The Russell 2000 Index	$100.00	$114.63	$157.05	$162.60	$153.31	$183.17
NASDAQ Global Select Market	$100.00	$115.93	$159.98	$181.90	$193.01	$207.67

Stockholders

On March 1, 2017, the last reported sales price for our common stock was $5.55 per share. As of March 1, 2017, there were 107 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2016:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	1,666,500	$8.34	5,615,164

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	2,466,500	$8.47	5,615,164

(1) Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan.

(2) Includes stock options granted to the Company’s Executive Chairman Warren B. Kanders on December 23, 2002 to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share.

(3) Includes stock options granted to the Company’s Executive Chairman Warren B. Kanders on December 23, 2002 to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$148,189	$155,266	$158,303	$141,120	$128,624
Gross profit	43,684	54,246	57,629	47,334	49,071
(Loss) income from continuing operations	(8,978)	(88,106)	(9,618)	(10,675)	(156)
Net (loss) income	(8,978)	(77,542)	14,007	(5,870)	1,952

Loss from continuing operations per share:
Basic	$(0.30)	$(2.70)	$(0.30)	$(0.33)	$(0.01)
Diluted	(0.30)	(2.70)	(0.30)	(0.33)	(0.01)

Income from discontinued operations per share:
Basic	-	0.32	0.73	0.15	0.08
Diluted	-	0.32	0.73	0.15	0.08

Net (loss) income per share:
Basic	(0.30)	(2.38)	0.43	(0.18)	0.07
Diluted	(0.30)	(2.38)	0.43	(0.18)	0.07

Weighted average common shares outstanding for earnings per share:
Basic	30,397	32,600	32,567	32,007	29,817
Diluted	30,397	32,600	32,567	32,007	29,817

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Total current assets	$166,945	$180,581	$158,560	$106,381	$104,542
Total assets	210,457	226,792	315,540	321,423	320,786

Long-term obligations, net of current	9,042	30,914	25,807	44,914	46,543
Total liabilities	49,649	52,360	58,347	74,173	72,780

Total stockholders' equity	160,808	174,432	257,193	247,250	248,006

The loss from continuing operations for the year ended December 31, 2015, included an impairment of goodwill of $29,507 and the recognition of a valuation allowance on the Company’s deferred tax assets of $48,858.

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

Overview

Black Diamond, Inc. (which may be referred to as the “Company,” “we,” “our” or “us”), through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond Equipment and PIEPS™, are synonymous with performance, innovation, durability and safety in the outdoor consumer community. We are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. Headquartered in Salt Lake City at the base of the Wasatch Mountains, our products are designed and exhaustively tested by an engaged team of discerning entrepreneurs and engineers.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

Our consolidated financial statements for the year ended December 31, 2015 include a correction related to the carryback limitations of net operating losses and tax credits to 2014. The effect of the revision was to decrease income tax receivable and reduce other long-term liabilities by $1,801,000 and $230,000, as of December 31, 2015, respectively, with an offsetting increase of $1,571,000 of income tax expense for the year ended December 31, 2015.  We evaluated these changes and determined that the corrections are not material to the prior period.

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

On March 16, 2015, the Company announced that it was exploring a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions.

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

•	We sell our products pursuant to customer orders entered into with our customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed and determinable, and when collectability is reasonably assured. Charges for shipping and handling fees are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of operations.

At the time of revenue recognition, we also provide for estimated sales returns, warranty, repairs and replacements, and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected returns and claims are significantly greater or lower than the allowances that we have established, we will record a reduction or increase to sales in the period in which we make such a determination.

•	We make ongoing estimates of the collectability of our customer accounts receivable. We evaluate our significant customer accounts considering our historical collections experience to identify potential doubtful accounts. For accounts that we determine to be doubtful, we make provisions as necessary to properly reflect the accounts receivable.

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We make assumptions, judgments and estimates to determine our current provision for income taxes, our deferred tax assets and liabilities, and our uncertain tax positions. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly affect the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

•	We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our purchase commitments, sales forecasts, and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or estimated market value.

•	Indefinite−lived intangible assets, consisting of trademarks are not subject to amortization. Rather, we qualitatively evaluate those assets for possible impairment on an annual basis or more frequently if events or changes in circumstances indicate that it is more likely than not that the carrying value of an asset may exceed its fair value. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. Under this method, forecasted revenues for a trademark are assigned a royalty rate that would be charged to license the trademark (in lieu of ownership) from an independent party, and fair value is the present value of those forecasted royalties avoided by owning the trademark. If the fair value of the trademark intangible asset exceeds its carrying value, there is no impairment charge. If the fair value of the asset is less than its carrying value, an impairment charge would be recognized for the difference.

•	We assess the recoverability of our one reporting unit’s carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the Company is less than its carrying value, we are not required to perform the two-step impairment test. Otherwise, using the two−step approach is required. In the first step of the goodwill impairment test, we compare the carrying value the Company, including its recorded goodwill, to the estimated fair value. We estimate the fair value using an equity-value based and enterprise-value based methodology. The principal method used is an equity-value based method in which the Company’s market-cap, plus a control premium, is compared to the net book value. In the enterprise-value based method, the fair value of the Company is estimated by taking its market-cap plus interest bearing debt, which equals the enterprise value, and applying a control premium. The control premium is what a third party would be willing to pay to obtain a controlling interest. This value is then compared to total assets, less non-interest bearing debt. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the reporting unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill. For the year ended December 31, 2015, the Company recognized an entire goodwill impairment of $29,507. No impairment was recorded during the years ended December 31, 2016 and 2014.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2016 Compared to Consolidated Year Ended December 31, 2015

The following presents a discussion of consolidated operations for the year ended December 31, 2016, compared with the year ended December 31, 2015:

	Year Ended December 31,
	2016	2015

Sales
Domestic sales	$76,079	$74,391
International sales	72,110	80,875
Total sales	148,189	155,266

Cost of goods sold	104,505	101,020
Gross profit	43,684	54,246

Operating expenses
Selling, general and administrative	49,936	58,499
Restructuring charge	1,395	3,375
Transaction costs	290	946
Arbitration award	(1,967)	-
Impairment of goodwill	-	29,507

Total operating expenses	49,654	92,327

Operating loss	(5,970)	(38,081)

Other (expense) income
Interest expense, net	(2,876)	(2,767)
Other, net	533	434

Total other expense, net	(2,343)	(2,333)

Loss from continuing operations before income tax	(8,313)	(40,414)
Income tax expense	665	47,692
Loss from continuing operations	(8,978)	(88,106)

Discontinued operations, net of tax	-	10,564

Net loss	$(8,978)	$(77,542)

Sales

Consolidated sales decreased $7,077, or 4.6%, to $148,189 during the year ended December 31, 2016 compared to consolidated sales of $155,266 during the year ended December 31, 2015. The decrease in sales was primarily attributable to a decrease in sales of $7,302 due to the weakening of foreign currencies against the U.S. dollar during the year ended December 31, 2016 and a decrease in the quantity of new and existing ski products sold during the period. The decrease was partially offset by an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated domestic sales increased $1,688, or 2.3%, to $76,079 during the year ended December 31, 2016 compared to consolidated domestic sales of $74,391 during the year ended December 31, 2015. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and mountain products sold during the period.

Consolidated international sales decreased $8,765, or 10.8%, to $72,110 during the year ended December 31, 2016 compared to consolidated international sales of $80,875 during the year ended December 31, 2015. The decrease in international sales was primarily attributable to a decrease in sales of $7,302 due to the weakening of foreign currencies against the U.S. dollar during the year ended December 31, 2016 and a decrease in the quantity of new and existing ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,485, or 3.4%, to $104,505 during the year ended December 31, 2016 compared to consolidated cost of goods sold of $101,020 during the year ended December 31, 2015. The increase in cost of goods sold was primarily attributable to an increase in the cost of the products sold as a result of the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States.

Gross Profit

Consolidated gross profit decreased $10,562 or 19.5%, to $43,684 during the year ended December 31, 2016 compared to consolidated gross profit of $54,246 during the year ended December 31, 2015. Consolidated gross margin was 29.5% during the year ended December 31, 2016 compared to a consolidated gross margin of 34.9% during the year ended December 31, 2015. Consolidated gross margin during the year ended December 31, 2016, decreased compared to the prior year primarily due to the weakening of foreign currencies against the U.S. dollar during the year ended December 31, 2016 compared to the prior period, additional costs associated with the continued ramping-up of the Company’s manufacturing activities that were transferred from China to the United States, and the write-off of inventory shipped to certain North American accounts during the first quarter of 2016 that filed for bankruptcy reorganization in April 2016.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $8,563, or 14.6%, to $49,936 during the year ended December 31, 2016 compared to consolidated selling, general, and administrative expenses of $58,499 during the year ended December 31, 2015. The decrease in selling, general and administrative expenses was primarily attributable to the Company’s realization of savings from its restructuring plan implemented during 2015 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $1,980, or 58.7%, to $1,395 during the year ended December 31, 2016 compared to consolidated restructuring expense of $3,375 during the year ended December 31, 2015. Restructuring expenses incurred during the year ended December 31, 2016, primarily related to benefits provided to employees who were or will be terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased $656, or 69.3%, to $290 during the year ended December 31, 2016, compared to consolidated transaction costs of $946 during the year ended December 31, 2015, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the year ended December 31, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

Impairment of Goodwill

Consolidated impairment of goodwill decreased to $0 during the year ended December 31, 2016 compared to consolidated impairment of goodwill of $29,507 during the year ended December 31, 2015. Based on the results of the Company’s impairment analysis completed during the fourth quarter of 2015, the Company determined that goodwill was impaired and recognized a charge of $29,507.

Interest Expense, net

Consolidated interest expense increased $109, or 3.9%, to $2,876 during the year ended December 31, 2016 compared to consolidated interest expense of $2,767 during the year ended December 31, 2015. The increase in interest expense, net, was primarily attributable to the increase in accretion expense associated with the Company’s 5% Senior Subordinated Notes due 2017, which accretion is being amortized utilizing the effective interest rate method.

Other, net

Consolidated other, net, increased $99, or 22.8%, to income of $533 during the year ended December 31, 2016 compared to consolidated other, net income of $434 during the year ended December 31, 2015. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable, increases in gains on mark-to-market adjustments on non-hedged foreign currency contracts, and gains related to the sale of marketable securities. These increases were partially offset by losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax decreased $47,027, or 98.6%, to an expense of $665 during the year ended December 31, 2016 compared to consolidated income tax expense of $47,692 during the same period in 2015. The tax expense recorded during the year ended December 31, 2016 includes a discrete charge of $953 for an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment foreign subsidiary in Zhuhai, China, and a discrete charge of $164 for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria. The income tax expense was partially offset by an income tax benefit associated with unrealized gains recorded in other comprehensive income, which also has a corresponding tax charge recognized in other comprehensive income. The decrease in tax expense is due the Company recording an increase in its valuation allowance of $48,858 during the year ended December 31, 2015. Certain events and circumstances transpired during the year ended December 31, 2015, which caused the Company to conclude that realization of some portion of deferred tax assets does not satisfy the more-likely-than-not threshold.

Our effective income tax rate was 8.0% for the year ended December 31, 2016, compared to 118.0% for the same period in 2015.

Discontinued Operations

The Company sold POC for $63,639 effective October 7, 2015 and as a result we recognized a pre-tax gain of $8,436. Discontinued operations decreased to $0 during the year ended December 31, 2016, compared to a gain from discontinued operations of $10,564 during the year ended December 31, 2015. There was no activity for POC during the year ended December 31, 2016.

Consolidated Year Ended December 31, 2015 Compared to Consolidated Year Ended December 31, 2014

The following presents a discussion of consolidated operations for the year ended December 31, 2015 compared with the consolidated year ended December 31, 2014:

	Year Ended December 31,
	2015	2014

Sales
Domestic sales	$74,391	$67,817
International sales	80,875	90,486
Total sales	155,266	158,303

Cost of goods sold	101,020	100,674
Gross profit	54,246	57,629

Operating expenses
Selling, general and administrative	58,499	64,035
Restructuring charge	3,375	3,583
Transaction costs	946	-
Impairment of goodwill	29,507	-

Total operating expenses	92,327	67,618

Operating loss	(38,081)	(9,989)

Other (expense) income
Interest expense, net	(2,767)	(2,563)
Other, net	434	(884)

Total other expense, net	(2,333)	(3,447)

Loss from continuing operations before income tax	(40,414)	(13,436)
Income tax expense (benefit)	47,692	(3,818)
Loss from continuing operations	(88,106)	(9,618)

Discontinued operations, net of tax	10,564	23,625

Net (loss) income	$(77,542)	$14,007

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

Income Taxes

Consolidated income tax increased $51,510, or 1,349.1%, to an expense of $47,692 during the year ended December 31, 2015 compared to consolidated income tax benefit of $3,818 during the same period in 2014. The increase in tax expense is due the Company recording an increase in its valuation allowance of $48,858 during the year ended December 31, 2015. Certain events and circumstances as explained below transpired during the third quarter of the year ended December 31, 2015, which caused the Company to conclude that the realization of some portion of its deferred tax assets does not satisfy the more-likely-than-not threshold. The POC Disposition removed a substantial portion of the Company’s projected future taxable income. Additionally, during the year ended December 31, 2015, the Company made the decision to scale back its apparel initiative and announced a realignment of resources. The totality of these events and circumstances impedes management’s ability to forecast future long-term taxable income to the extent that it does not meet the more-likely-than-not threshold.

Our effective income tax rate was 118.0% for the year ended December 31, 2015 compared to an effective income tax rate of 28.4% for the same period in 2014.

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

Liquidity and Capital Resources

Consolidated Year ended December 31, 2016 Compared to Consolidated Year ended December 31, 2015

The following presents a discussion of cash flows for the consolidated year ended December 31, 2016 compared with the consolidated year ended December 31, 2015. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and the net proceeds from the sale of GMP and POC. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash, cash provided by operations and our existing revolving credit facility. At December 31, 2016, we had total cash of $94,738 compared to a cash balance of $88,401 and marketable securities of $9,824 at December 31, 2015, which was substantially controlled by the Company’s U.S. entities. At December 31, 2016, the Company had $11,526 of the $94,738 in cash held by foreign entities, of which $727 is considered permanently reinvested. The cash held by foreign entities which are not permanently reinvested is available for repatriation and would result in an estimated tax liability of $3,608. This tax liability could be offset by the Company’s net operating loss carryforwards.

	Year Ended December 31,
	2016	2015

Net cash provided by operating activities	$4,810	$3,669
Net cash provided by investing activities	6,770	58,406
Net cash used in financing activities	(5,222)	(4,502)
Effect of foreign exchange rates on cash	(21)	(206)
Change in cash	6,337	57,367
Cash, beginning of period	88,401	31,034
Cash, end of period	$94,738	$88,401

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $4,810 during the year ended December 31, 2016 compared to consolidated net cash provided by operating activities of $3,669 during the year ended December 31, 2015. The increase in net cash provided by operating activities during 2016 is primarily due to a decrease in net operating assets or non-cash working capital of $5,857 during the year ended December 31, 2016 compared to the same period in 2015.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $2,244 during the year ended December 31, 2016 compared to free cash flows generated of $865 during the same period in 2015. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2016	2015

Net cash provided by operating activities	$4,810	$3,669
Purchase of property and equipment	(2,566)	(2,804)
Free cash flow	$2,244	$865

Net Cash From Investing Activities

Consolidated net cash provided by investing activities decreased by $51,636 to $6,770 during the year ended December 31, 2016 compared to consolidated net cash provided by investing activities of $58,406 during the year ended December 31, 2015. The decrease in investing activities in the current year relates to the difference in proceeds received for selling POC of $60,875 during the prior year and a purchase price adjustment related to the POC sale of $921. This was partially offset by the proceeds from the sale of marketable securities of $10,235 and a decrease in the purchase of property and equipment.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $5,222 during the year ended December 31, 2016, compared to consolidated net cash used in financing activities of $4,502 during the year ended December 31, 2015. The financing activities during the year ended December 31, 2016 consists of the repurchase of treasury stock of $5,222. The financing activities during the year ended December 31, 2015 includes the repurchase of treasury stock of $6,990 partially offset by proceeds from revolving credit facilities of $2,202. The absence of proceeds from revolving credit facilities during the year ended December 31, 2016, generated a decrease in net cash used in financing compared to the year ended December 31, 2015.

Net Operating Loss

As of December 31, 2016, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $172,419 ($270, relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $3,407 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $172,149 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2016, the Company’s gross deferred tax asset was $75,416. The Company has recorded a valuation allowance of $67,662, resulting in a net deferred tax asset of $7,754, before deferred tax liabilities of $16,720. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2016, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

Revolving Credit Facility

On March 3, 2017, the Company together with its direct and indirect domestic subsidiaries entered into a third amendment (the “Third Amendment”) to the second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) as amended by the first amendment (the “First Amendment”) and the second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement with Zions First National Bank (the “Lender”), which matures on April 1, 2020. Under the Third Amendment, the Company has a $20,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a third amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”).

All debt associated with the Third Amendment to the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ration is less than 1.00.

The Third Amendment to the Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Third Amendment to the Second Amended and Restated Loan Agreement. In addition, the Third Amendment to the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amendment to the Second Amended and Restated Loan Agreement. The Third Amendment to the Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third Amendment to the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2016, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2016, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount as of December 31, 2016 of $814 will be expensed and recognized as interest expense during the three months ending March 31, 2017.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2016, excluding note discounts of $814, with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Debt (1)	$22,712	$22,712	$-	$-	$-
Unrecorded commitments:
Interest payment obligations (2)	471	471	-	-	-
Operating leases (3)	1,219	622	486	111	-
Purchase obligations (4)	27,064	27,064	-	-	-
	$51,466	$50,869	$486	$111	$-

(1)	Debt consists of required principal payments, of which $22,610 was repaid in February 2017.

(2)	Interest payment obligations represent required interest payments on debt and credit facilities. Amounts exclude bank fees and accretion of debt discount that would be included in interest expense in the consolidated financial statements.

(3)	Operating leases represent required minimum lease payments.

(4)	Purchase obligations represent an agreement to purchase goods or services.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $20,000 unsecured revolving credit facility (the “Loan”). We have cash flow exposure on the Loan since the interest is indexed to LIBOR. The applicable interest rate for the outstanding borrowings under the Loan as of December 31, 2016 and 2015 was 2.6167% and 2.4275%, respectively. No amounts were outstanding as of December 31, 2016 and 2015.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Given the current political uncertainty surrounding the European Union and other economic uncertainties worldwide, changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2016, approximately 39% of our sales were denominated in foreign currencies (compared to 44% in the prior year), the most significant of which were the Euro, Canadian Dollar, British Pound, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives.

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

We have audited the accompanying consolidated balance sheets of Black Diamond, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Black Diamond, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Salt Lake City, UT
March 6, 2017

BLACK DIAMOND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2016	2015
Assets
Current assets
Cash	$94,738	$88,401
Marketable securities	-	9,824
Accounts receivable	23,232	26,774
Inventories	45,410	51,496
Prepaid and other current assets	3,480	3,337
Income tax receivable	85	749
Total current assets	166,945	180,581

Property and equipment, net	11,055	10,790
Other intangible assets, net	9,769	10,934
Indefinite lived intangible assets	22,541	22,644
Other long-term assets	147	1,843
Total assets	$210,457	$226,792

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$17,740	$21,446
Income tax payable	969	-
Current portion of long-term debt	21,898	-
Total current liabilities	40,607	21,446

Long-term debt, net	-	20,133
Deferred income taxes	8,966	8,969
Other long-term liabilities	76	1,812
Total liabilities	49,649	52,360

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
32,888 and 32,884 issued and 30,016 and 31,203 outstanding, respectively	3	3
Additional paid in capital	483,925	483,698
Accumulated deficit	(309,717)	(300,739)
Treasury stock, at cost	(12,398)	(7,320)
Accumulated other comprehensive loss	(1,005)	(1,210)
Total stockholders' equity	160,808	174,432
Total liabilities and stockholders' equity	$210,457	$226,792

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Sales
Domestic sales	$76,079	$74,391	$67,817
International sales	72,110	80,875	90,486
Total sales	148,189	155,266	158,303

Cost of goods sold	104,505	101,020	100,674
Gross profit	43,684	54,246	57,629

Operating expenses
Selling, general and administrative	49,936	58,499	64,035
Restructuring charge	1,395	3,375	3,583
Transaction costs	290	946	-
Arbitration award	(1,967)	-	-
Impairment of goodwill	-	29,507	-

Total operating expenses	49,654	92,327	67,618

Operating loss	(5,970)	(38,081)	(9,989)

Other (expense) income
Interest expense, net	(2,876)	(2,767)	(2,563)
Other, net	533	434	(884)

Total other expense, net	(2,343)	(2,333)	(3,447)

Loss from continuing operations before income tax	(8,313)	(40,414)	(13,436)
Income tax expense (benefit)	665	47,692	(3,818)
Loss from continuing operations	(8,978)	(88,106)	(9,618)

Discontinued operations, net of tax	-	10,564	23,625

Net (loss) income	(8,978)	(77,542)	14,007

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on marketable securities	107	(48)	(59)
Foreign currency translation adjustment	(694)	3,209	(11,418)
Unrealized income (loss) on hedging activities	792	(1,959)	2,502
Other comprehensive income (loss)	205	1,202	(8,975)
Comprehensive (loss) income	$(8,773)	$(76,340)	$5,032

Loss from continuing operations per share:
Basic	$(0.30)	$(2.70)	$(0.30)
Diluted	(0.30)	(2.70)	(0.30)

Net (loss) income per share:
Basic	$(0.30)	$(2.38)	$0.43
Diluted	(0.30)	(2.38)	0.43

Weighted average shares outstanding:
Basic	30,397	32,600	32,567
Diluted	30,397	32,600	32,567

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net (loss) income	$(8,978)	$(77,542)	$14,007
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,264	3,462	4,292
Amortization of intangible assets	1,075	2,111	3,202
Impairment of goodwill	-	29,507	-
Impairment of long-lived assets	-	-	2,056
Gain on sale of discontinued operations	-	(8,436)	(39,491)
Accretion of notes payable	1,842	1,537	1,337
Gain on sale of marketable securities	(241)	-	-
(Gain) loss on disposition of assets	(5)	183	46
Loss (gain) from removal of accumulated translation adjustment	263	(500)	-
Stock-based compensation	227	449	1,853
Deferred income taxes	(512)	50,174	4,977
Changes in operating assets and liabilities:
Accounts receivable	2,765	1,726	(7,866)
Inventories	5,382	(558)	(20,685)
Prepaid and other assets	2,831	(191)	1,583
Accounts payable and accrued liabilities	(4,114)	(3,248)	5,424
Income taxes	1,611	4,889	-
Other	400	106	590
Net cash provided by (used in) operating activities	4,810	3,669	(28,675)

Cash Flows From Investing Activities:
Purchase of marketable securities	-	-	(9,994)
Proceeds from the sales of marketable securities	10,235	-	-
(Payments) proceeds related to the sale of POC and Gregory Mountain Products	(921)	60,875	81,140
Proceeds from disposition of property and equipment	22	335	12
Purchase of property and equipment	(2,566)	(2,804)	(2,879)
Net cash provided by investing activities	6,770	58,406	68,279

Cash Flows From Financing Activities:
Net proceeds from (repayments of) revolving credit facilities	-	2,202	(6,456)
Repayments of long-term debt	-	(21)	(9,453)
Proceeds from issuance of long-term debt	-	43	-
Purchase of treasury stock	(5,222)	(6,990)	(184)
Proceeds from exercise of stock options	-	264	1,558
Excess tax benefits from share-based payment arrangements	-	-	1,684
Net cash used in financing activities	(5,222)	(4,502)	(12,851)

Effect of foreign exchange rates on cash	(21)	(206)	(197)

Change in cash	6,337	57,367	26,556
Cash, beginning of period	88,401	31,034	4,478
Cash, end of period	$94,738	$88,401	$31,034

Supplemental Disclosure of Cash Flow Information:
Cash (received) paid for income taxes	$(426)	$(7,614)	$10,355
Cash paid for interest	$1,238	$1,344	$2,087
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$47	$28	$567

See accompanying notes to consolidated financial statements.

BLACK DIAMOND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2013	32,526	$3	$477,890	$(237,204)	(75)	$(2)	$6,563	$247,250
Net income	-	-	-	14,007	-	-	-	14,007
Other comprehensive loss	-	-	-	-	-	-	(8,975)	(8,975)
Purchase of treasury stock	-	-	-	-	(22)	(184)	-	(184)
Stock compensation plans, net	275	-	3,411	-	-	-	-	3,411
Tax benefit from employee stock options	-	-	1,684	-	-	-	-	1,684
Balance, December 31, 2014	32,801	$3	$482,985	$(223,197)	(97)	$(186)	$(2,412)	$257,193
Net loss	-	-	-	(77,542)	-	-	-	(77,542)
Other comprehensive income	-	-	-	-	-	-	1,202	1,202
Purchase of treasury stock	-	-	-	-	(1,584)	(7,134)	-	(7,134)
Stock compensation plans, net	83	-	713	-	-	-	-	713
Balance, December 31, 2015	32,884	$3	$483,698	$(300,739)	(1,681)	$(7,320)	$(1,210)	$174,432
Net loss	-	-	-	(8,978)	-	-	-	(8,978)
Other comprehensive income	-	-	-	-	-	-	205	205
Purchase of treasury stock	-	-	-	-	(1,191)	(5,078)	-	(5,078)
Stock compensation plans, net	4	-	227	-	-	-	-	227
Balance, December 31, 2016	32,888	$3	$483,925	$(309,717)	(2,872)	$(12,398)	$(1,005)	$160,808

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

Nature of Business

Black Diamond, Inc., through its ownership of Black Diamond Equipment, Ltd., is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond Equipment and PIEPS™, are synonymous with performance, innovation, durability and safety in the outdoor consumer community. We are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. Headquartered in Salt Lake City at the base of the Wasatch Mountains, our products are designed and exhaustively tested by an engaged team of discerning entrepreneurs and engineers.

We offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

Our consolidated financial statements for the year ended December 31, 2015 include a correction related to the carryback limitations of net operating losses and tax credits to 2014. The effect of the revision was to decrease income tax receivable and reduce other long-term liabilities by $1,801 and $230, as of December 31, 2015, respectively, with an offsetting increase of $1,571 of income tax expense for the year ended December 31, 2015.  We evaluated these changes and determined that the corrections are not material to the prior period.

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

On March 16, 2015, the Company announced that it was exploring a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions.

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

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements which, have functional currencies other than the U.S. dollar, are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and average exchange rates for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income. Foreign currency transaction gains and losses are included in other (expense) income in the consolidated statements of comprehensive (loss) income.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and 2015, the Company did not hold any amounts that were considered to be cash equivalents.

Marketable Securities

Marketable securities consisted of an exchange-traded fund. The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value and related unrealized gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive (loss) income until realized. The cost basis of the exchange traded fund was $9,994 and the unrealized losses were $107 and $59, net of taxes of $63 and $33, as of December 31, 2015 and 2014, respectively. The Company sold the exchange traded fund and recognized a gain of $241 in earnings during the twelve months ending December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts based on a percentage of outstanding trade receivables. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for doubtful accounts was $399 and $184 at December 31, 2016 and 2015, respectively. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2016, 2015, and 2014.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. A two-step quantitative impairment analysis is performed. The first step involves estimating the fair value of the reporting unit based upon the market capitalization and reasonable control premium. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For the year ended December 31, 2015, the Company recognized an entire goodwill impairment of $29,507. No impairment was recorded during the years ended December 31, 2016 and 2014.

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. Other intangible assets are amortized over their related useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the years ended December 31, 2016, 2015, and 2014, no impairment of indefinite-lived intangible assets was recorded.

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

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

For all hedging relationships, the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method used to measure ineffectiveness. The Company also formally assesses, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. The Company uses operating budgets and cash flow forecasts to estimate future foreign currency cash flow exposures and to determine the level and timing of derivative transactions intended to mitigate such exposures in accordance with its risk management policies. The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge. The Company does not enter into derivative instruments for any purpose other than cash flow hedging. The Company does not speculate using derivative instruments.

Stock-Based Compensation

The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Stock-based compensation costs for stock awards and restricted stock awards is measured based on the closing market value of the Company’s common stock on the date of the grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award has been estimated as of the date of grant using the Monte-Carlo pricing model. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award.

Revenue Recognition

The Company sells its products pursuant to customer orders and agreements entered into with its customers. Revenue is recognized when persuasive evidence of an arrangement exists, title and risk of loss pass to the customer, the price is fixed and determinable, and collectability is reasonably assured. Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of comprehensive (loss) income.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the allowances that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2016, our actual annual sales returns have been less than three percent (3%) of net sales. The allowance for outstanding sales returns from customers is not material to the consolidated financial statements.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations, including cooperative advertising costs, were $2,605, $3,220, and $2,807 for the years ended December 31, 2016, 2015, and 2014, respectively.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $741, $1,037, and $649 for the years ended December 31, 2016, 2015, and 2014, respectively, and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company recorded a liability for product warranties totaling $892 and $854 as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015, and 2014, the Company experienced warranty claims on its products of $1,051, $813, and $879, respectively.

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs for continuing operations were $6,598, $7,469, and $7,335 for the years ended December 31, 2016, 2015, and 2014, respectively.

Income Taxes

Income Taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the Consolidated Balance Sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the Consolidated Balance Sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more-likely-than-not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested.

The Company recognizes interest expense and penalties related to income tax matters in income tax expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes.

Concentration of Credit Risk and Sales

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable, and aggregate unrealized gains on derivative contracts. Risks associated with cash within the United States are mitigated by banking with federally insured, creditworthy institutions; however, there are balances with these institutions that are greater than the Federal Deposit Insurance Corporation insurance limit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses as considered necessary by management.

During the years ended December 31, 2016, 2015 and 2014, Recreational Equipment, Inc. (“REI”) accounted for approximately 16%, 17% and 13%, respectively, of the Company’s sales from continuing operations.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Marketable securities are recorded at fair value based on quoted market prices. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, based on current market conditions, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2016 and 2015.

Segment Information

The Company has determined that during 2016, 2015, and 2014, the Company operated in one principal business segment.

Recent Accounting Pronouncements

Accounting Pronouncements adopted During 2016

During the first quarter of 2016, the Company adopted Accounting Standards Updated (“ASU”) 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, Compensation-Stock Compensation, as it relates to such awards. Adoption of this guidance was applied prospectively and did not impact the Company’s consolidated statements and related disclosures.

During the first quarter of 2016, the Company adopted ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of extraordinary items from U.S. GAAP as part of its simplification initiative. This guidance does not affect disclosure guidance for events or transactions that are unusual in nature or infrequent in their occurrence. Adoption of this guidance was applied prospectively and did not impact the Company’s consolidated statements and related disclosures.

During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which simplifies the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Adoption of this guidance was applied retrospectively and did not result in a material change to the Company’s prior period consolidated statements and related disclosures.

During the fourth quarter of 2016, the Company adopted ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern which requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. Adoption of this guidance was applied prospectively and did not impact on the Company’s consolidated statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, Deferral of Effective Date that deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective (restating all years presented in the Company’s financial statements) or cumulative effect (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition method. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing that clarifies identification of a performance obligation and address revenue recognition associated with the licensing of intellectual property, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients clarifying assessment of collectability criterion, non-cash consideration and other technical corrections and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company intends to adopt this guidance effective January 1, 2018 using the cumulative effect method. The Company has reviewed its current customer agreements and believes that all current open agreements as of December 31, 2016 will be settled prior to adoption of this guidance on January 1, 2018. The Company does not anticipate significant changes to our current revenue recognition policy resulting from adoption of the new guidance.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or retail inventory method. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The ASU requires prospective adoption and permits early adoption. The Company believes that adoption of this ASU will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology; however, the Company does not have capital leases. However, the Company is performing an assessment of its leases and has begun preparations for implementation and restrospective application to the earliest reporting period. Under the new guidance, leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. As a result, financing lease will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (ie. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. The majority of our current operating leases will expire prior to the adoption date. The Company anticipates renegotiating these operating leases; however, the terms which may exist at the adoption date are currently unknown. Consequently, the Company is unable to estimate the impact that these leases will have on the financial statements on the date of adoption. For the remaining leases with terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments, are considered immaterial.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU changes several aspects of the accounting for share-based payment award transactions, including: (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes. The ASU is effective for annual and interim reporting periods beginning after December 15, 2016 with early adoption permitted. The Company has evaluated the impact of adoption of this ASU. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning January 1, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

NOTE 2. DISCONTINUED OPERATIONS

As discussed above in Note 1, during the year ended December 31, 2014, the Company and Gregory, its then wholly-owned subsidiary, completed the GMP Sale pursuant to the terms of the GMP Purchase Agreement. The Company received $84,135 in cash for the GMP Sale and paid $2,995 in transaction fees for net proceeds of $81,140. The Company recognized a pre-tax gain on such sale of $39,491 and tax expense of $19,424. The Company performed certain transition services related to the GMP Sale and received $0, $232, and $568, which were recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements during the years ended December 31, 2016, 2015, and 2014, respectively.

Additionally, as discussed above in Note 1, on October 7, 2015, the Company sold POC. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese which was paid during the three months ended March 31, 2016. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition and received $324, $270, and $0 during the years ended December 31, 2016, 2015, and 2014, respectively, which was recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements for such periods.

Summarized results of discontinued operations for both GMP and POC are as follows:

	Year Ended December 31,
	2016	2015	2014

Sales	$-	$26,179	$55,521
Cost of goods sold	-	(13,124)	(29,247)
Selling, general and administrative	-	(11,081)	(21,293)
Interest expense, net	-	(66)	(757)
Other, net	-	281	608

Income (loss) from operations of discontinued operations	-	2,189	4,832
Gain on sale of discontinued operations	-	8,436	39,491

Income (loss) before taxes	-	10,625	44,323
Income tax expense (benefit)	-	61	20,698
Income (loss) from discontinued operations, net of tax	$-	$10,564	$23,625

In connection with the GMP Sale on July 23, 2014, all interest related to outstanding debt that was required to be repaid pursuant to the terms of the Company’s amended and restated loan agreement with Zions First National Bank (the “Lender”) is allocated to discontinued operations in our consolidated financial statements for the year ended December 31, 2014. As the outstanding debt was repaid during the year ended December 31, 2014, there was no interest allocated to discontinued operations in our consolidated financial statements for the year ended December 31, 2015.

Summarized cash flow information for both GMP and POC discontinued operations are as follows:

	Year Ended December 31,
	2016	2015	2014

Depreciation of property and equipment	-	423	571
Amortization of intangible assets	-	866	1,792
Stock-based compensation	-	(645)	418
Purchase of property and equipment	-	(671)	(1,095)

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of December 31, 2016 and December 31, 2015, were as follows:

	December 31,
	2016	2015

Finished goods	$36,968	$43,117
Work-in-process	1,677	1,730
Raw materials and supplies	6,765	6,649
	$45,410	$51,496

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2016 and December 31, 2015, were as follows:

	December 31,
	2016	2015

Land	$2,850	$2,850
Building and improvements	4,169	4,093
Furniture and fixtures	3,074	3,320
Computer hardware and software	4,519	4,729
Machinery and equipment	11,144	9,790
Construction in progress	522	477
	26,278	25,259
Less accumulated depreciation	(15,223)	(14,469)
	$11,055	$10,790

Depreciation expense for continuing operations was $2,264, $3,039, and $3,721 for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill during the year ended December 31, 2015 from $29,628 to $0 due to the impairment of goodwill and the impact of foreign currency exchange rates. During the fourth quarter of the year ended December 31, 2015, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization, plus a reasonable control premium to estimate the fair value. Our total stockholders’ equity exceeded the estimated fair value by $32,754. The failure of step one of the goodwill impairment test triggered a step two impairment test. As a result of step two of the impairment test, the Company determined the implied fair value of goodwill and concluded that the carrying value of goodwill exceeded its implied fair value as of December 31, 2015. Accordingly, an impairment charge of $29,507, which represents a full impairment charge, was recognized in the fourth quarter of 2015. As of December 31, 2016, there was no goodwill recorded. The following table summarizes the changes in goodwill:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

Balance at December 31, 2014	$29,628

Decrease due to impairment	(29,507)
Impact of foreign currency exchange rates	(121)

Balance at December 31, 2015	$-

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was a decrease in tradenames and trademarks during the year ended December 31, 2016 due to the impact of foreign currency exchange rates. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2015	$22,644

Impact of foreign currency exchange rates	(103)

Balance at December 31, 2016	$22,541

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the year ended December 31, 2016 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2015	$17,130

Impact of foreign currency exchange rates	(150)

Gross balance at December 31, 2016	$16,980

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

Intangible assets, net of amortization as of December 31, 2016 and December 31, 2015, were as follows:

	December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$13,942	$(5,843)	$8,099	15.3 years
Product technologies	2,091	(745)	1,346	14.0 years
Core technologies	947	(623)	324	10.0 years
	$16,980	$(7,211)	$9,769	14.9 years

	December 31, 2015
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$14,026	$(5,034)	$8,992	15.3 years
Product technologies	2,157	(633)	1,524	14.0 years
Core technologies	947	(529)	418	10.0 years
	$17,130	$(6,196)	$10,934	14.9 years

Amortization expense for continuing operations for the years ended December 31, 2016, 2015, and 2014, was $1,075, $1,245, and $1,410, respectively. Future amortization expense for other intangible assets as of December 31, 2016 is as follows:

2017	1,063
2018	1,063
2019	1,063
2020	1,008
2021	968
Thereafter	4,604
$9,769

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of December 31, 2016 and December 31, 2015, was as follows:

	December 31,
	2016	2015

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (b)	22,610	22,610
Term note (c)	102	105
Unamortized discount	(814)	(2,582)
	21,898	20,133
Less current portion	(21,898)	-
	$-	$20,133

(a)	As of December 31, 2016, the Company had drawn $0 on a $20,000 revolving credit facility with the Lender with a maturity date of April 1, 2017.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

On March 3, 2017, the Company together with its direct and indirect domestic subsidiaries entered into a third amendment (the “Third Amendment”) to the second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) as amended by the first amendment (the “First Amendment”) and the second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement with Zions First National Bank (the “Lender”), which matures on April 1, 2020. Under the Third Amendment, the Company has a $20,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a third amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”).

All debt associated with the Third Amendment to the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00.

The Third Amendment to the Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Third Amendment to the Second Amended and Restated Loan Agreement. In addition, the Third Amendment to the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amendment to the Second Amended and Restated Loan Agreement. The Third Amendment to the Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third Amendment to the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

(b)	In connection with the Company’s acquisition of Gregory on May 2010, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We are accreting the discount on the notes to interest expense using the effective interest method over the term of the notes. During the years ended December 31, 2016, 2015 and 2014, $1,768, $1,537 and $1,337, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of comprehensive (loss) income.

During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount as of December 31, 2016 of $814 will be expensed and recognized as interest expense during the three months ending March 31, 2017.

(c)	The term loan is payable to a government entity with an interest rate of 0.75% and no monthly installments. The note matures in March 2017.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

The aggregate maturities of long-term debt and revolving lines of credit for the years subsequent to December 31, 2016 are as follows:

2017	$22,712
2018	-
2019	-
2020	-
2021	-
Thereafter	-
Total future long-term debt payments	22,712
Less amount representing debt discounts	(814)
Total carrying amount of long-term debt	21,898
Less current portion	(21,898)
Long-term debt obligations	$-

There was no property held under capital leases as of December 31, 2016 and 2015.

NOTE 7. OTHER LONG-TERM LIABILITIES

Other long-term liabilities were $76 and $1,812 as of December 31, 2016 and 2015, respectively, with $0 and $1,689 of the balance as of December 31, 2016 and 2015, respectively, relating to a pension liability, which is net of pension assets of $0 and $2,849, respectively, with respect to the benefit plan maintained for the benefit of the Company’s employees in Switzerland. Due to the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria in 2016, the benefit plan has been closed as of December 31, 2016. The Company also had an insurance policy whereby any underfunded amounts related to the pension liability were expected to be recoverable. The Company has recorded a receivable of $0 and $1,689 as other long-term assets for the underfunded amount as of December 31, 2016 and 2015, respectively. The net periodic pension costs were $191, $526, and $832 for the years ended December 31, 2016, 2015, and 2014, respectively. The significant assumptions used in accounting for the defined benefit pension plan were as follows:

	December 31,
	2016	2015

Discount rate	-%	1.0%
Expected long-term return on plan assets	-%	2.2%
Rate of compensation increase	-%	2.0%

The Company made cash contributions to its defined benefit pension plan of $96, $263, and $416 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

At December 31, 2016, the Company’s derivative contracts had a remaining maturity of less than one and one-half years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At December 31, 2016, there was no such exposure to the counterparty. The Company’s exposure to the counterparty credit risk is limited to the aggregate unrealized gain of $1,281 on all contracts at December 31, 2016. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of December 31, 2016 and 2015:

	December 31, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	11,001	February 2018
Foreign exchange contracts - British Pounds	1,842	February 2018
Foreign exchange contracts – Euros	14,366	February 2018

	December 31, 2015
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	1,302	February 2016
Foreign exchange contracts - British Pounds	2,047	February 2017
Foreign exchange contracts - Euros	13,295	February 2017
Foreign exchange contracts - Swiss Francs	17,738	February 2017

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(351) and $5,787 were reclassified to sales during the years ended December 31, 2016 and 2015, respectively. Gains of $0 and $297 were reclassified to discontinued operations, net of tax, during the years ended December 31, 2016 and 2015, respectively.

The Company records ineffectiveness of hedged instruments resulting from changes in fair value of the instruments in earnings. Gains (losses) of $(42) were recorded to Other, net, associated with ineffective hedge instruments during the year ended December 31, 2016. There were no gains (losses) recorded to Other, net, during the year ended December 31, 2015.

As of December 31, 2015, the Company reported an accumulated derivative instrument loss of $68. During the year ended December 31, 2016, the Company reported other comprehensive income of $792, as a result of the change in fair value of these contracts and reclassifications to sales and other income as discussed above, resulting in an accumulated derivative instrument income of $724 reported as of December 31, 2016.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2016 and 2015:

	Classification	December 31, 2016	December 31, 2015

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$1,165	$893
Forward exchange contracts	Other long-term assets	$116	$12

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$-
Forward exchange contracts	Other long-term liabilities	$-	$25

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

	Unrealized Gains (Losses) on Marketable Securities	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2015	$(107)	$(1,035)	$(68)	$(1,210)
Other comprehensive income (loss) before reclassifications	308	(957)	399	(250)
Amounts reclassified from other comprehensive income	(201)	263	393	455
Net current period other comprehensive income (loss)	107	(694)	792	205
Balance as of December 31, 2016	$-	$(1,729)	$724	$(1,005)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts, foreign currency translation adjustments, and marketable securities for the year ended December 31, 2016 were as follows:

Affected line item in the Consolidated Statement of Comprehensive (Loss) Income	Gains (losses) reclassified from AOCI to the Consolidated Statement of Comprehensive (Loss) Income
Foreign exchange contracts:
Sales	$(351)
Other, net	(42)
Amount reclassified, net of tax	$(393)

Foreign currency translation adjustments:
Other, net	$(263)

Marketable securities:
Other, net	$201

Total reclassifications from AOCI	$(455)

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and December 31, 2015 were as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	-	1,281	-	1,281
	$-	$1,281	$-	$1,281

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

	December 31, 2015
	Level 1	Level 2	Level 3	Total

Assets
Marketable securities	$9,824	$-	$-	$9,824
Forward exchange contracts	-	905	-	905
	$9,824	$905	$-	$10,729

Liabilities
Forward exchange contracts	$-	$25	$-	$25
	$-	$25	$-	$25

Nonrecurring Fair Value Measurements

There were no assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2016. Assets and liabilities measured at fair value on a nonrecurring basis at December 31, 2015 were as follows:

	December 31, 2015
	Level 1	Level 2	Level 3	Total	Total Losses

Goodwill	$-	$-	$-	$-	$29,507

The Company has certain assets that are measured at fair value on a nonrecurring basis when impairment indicators are present.  The categorization of the framework used to estimate the fair value of the assets is considered a Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.  The assets are adjusted to fair value only when the carrying values exceed the fair values.  As discussed above, based on the results of the Company’s annual impairment tests completed during the year ended December 31, 2015, the Company determined that goodwill was impaired. As a result, we recognized impairment charges during the year ended December 31, 2015. No nonrecuuring fair value measurements existed for the year ended December 31, 2016.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014

Weighted average shares outstanding - basic	30,397	32,600	32,567
Effect of dilutive stock awards	-	-	-
Weighted average shares outstanding - diluted	30,397	32,600	32,567

Loss from continuing operations per share:
Basic	$(0.30)	$(2.70)	$(0.30)
Diluted	(0.30)	(2.70)	(0.30)

Income from discontinued operations per share:
Basic	$-	$0.32	$0.73
Diluted	-	0.32	0.73

Net (loss) income per share:
Basic	$(0.30)	$(2.38)	$0.43
Diluted	(0.30)	(2.38)	0.43

For the years ended December 31, 2016, 2015, and 2014, equity awards of 2,471, 3,074, and 3,591, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”) and the previous 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan continued in effect until June 2015 when it expired in accordance with its terms. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2016, the number of shares authorized and reserved for issuance under the 2015 Plan is 5,615, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2016, the Company issued stock options for an aggregate of 163 shares under the 2015 Plan to directors and employees of the Company. Of the 163 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. The remaining 125 options will vest in three installments as follows: 42 options shall vest on June 30, 2017, and the remaining options shall vest equally on June 30, 2018 and June 30, 2019.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2016	2015		2014

Number of options	163	103	90	529
Option vesting period	1-3 Years	1 - 4 Years	Immediate	1 - 5 Years
Grant price	$4.38 - $4.39	$4.41 - $6.67	$8.35	$7.36 - $14.02
Dividend yield	0.00%	0.0%	0.0%	0.0%
Expected volatility	43.0% - 44.6% (a)	45.0% - 53.0% (b)	44.4%(b)	45.7% - 55.1% (b)
Risk-free interest rate	1.14% - 1.23%	1.56% - 2.11%	1.56%	1.63% - 2.31%
Expected life (years) (c)	5.31 - 6.00	5.31 - 6.58	5.00	5.31 - 6.95
Weighted average fair value	$1.81 - $1.85	$1.85 - $3.53	$0.97	$3.89 - $7.82

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Since the Company’s historical volatility was not representative of the ongoing future business, the Company’s historical volatility was based on a combination of the Company’s volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(c)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2016, 2015, and 2014 was $299, $320, and $2,747, respectively, which will be amortized over the vesting period of the options.

On July 1, 2016, the Company issued and granted to an employee a restricted stock award of 100 restricted shares under the 2015 Plan, which will vest if, on or before July 1, 2020, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days. For computing the fair value of the 100 restricted shares subject to a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

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

Market Condition Restricted Shares Granted

	July 1, 2016	August 11, 2014

Number issued	100	45	80	80
Vesting period	$15.00 stock price target	$15.00 stock price target	$20.00 stock price target	$22.00 stock price target
Grant price	$4.38	$8.87	$8.87	$8.87
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected volatility	44.1%	38.2%	38.2%	38.2%
Risk-free interest rate	0.86%	0.93%	1.62%	1.62%
Expected term (years)	2.43	1.32	2.64	2.89
Weighted average fair value	$1.05	$4.63	$4.72	$4.22

Using these assumptions, the fair value of the market condition restricted stock awards granted on July 1, 2016 was approximately $105 and August 11, 2014 was approximately $923.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

The total non-cash stock compensation expense for continuing operations related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2016	2015	2014

Restricted stock awards	$15	$264	$589
Stock options	212	830	846
Total	$227	$1,094	$1,435

For the years ended December 31, 2016, 2015, and 2014, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2016 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2015	2,408	$8.77	$-	310

Granted	163	4.38		100
Exercised or vested	-	-		(4)
Expired	(396)	9.01		-
Forfeited	(78)	10.93		(36)
Outstanding at December 31, 2016	2,097	$8.15	$-	370

Options exercisable at December 31, 2016	1,826	8.44	$-

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2016:

Exercise Price Range	Outstanding	Exercisable	Remaining Life In Years	Weighted Average Exercise Price
$4.00 - $4.72	275	86	8.2	$4.31
$4.72 - $13.38	1,822	1,740	5.5	$8.65
	2,097	1,826	5.7	$8.44

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2016, there were 271 unvested stock options and unrecognized compensation cost of $615 related to unvested stock options, as well as 370 unvested restricted stock awards and unrecognized compensation cost of $97 related to unvested restricted stock awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (the “2014 Restructuring Plan”) to realign resources within the organization and completed the plan during the year ended December 31, 2016. Based on the Company’s 2014 Restructuring Plan, we determined that long-lived assets in certain asset groups required an impairment analysis.  As of the year ended December 31, 2014, the carrying values of our Asian manufacturing and Asian distribution operations as well as our sales, marketing, and distribution office in Japan were above their fair values based upon a discounted cash flow analysis. During the year ended December 31, 2014, we incurred restructuring charges of $2,056 related to impairment of long-lived assets. During the years ended December 31, 2016, 2015, and 2014, we incurred $30, $2,356, and $3,583, respectively, of restructuring charges related to the 2014 Restructuring Plan. We have incurred $5,969 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and anticipates completing the plan in 2017. During the year ended December 31, 2016 and 2015, we incurred $1,365 and $1,019, respectively, of restructuring charges related to the 2015 Restructuring Plan. There were no costs incurred related to the 2015 Restructuring Plan during 2014. We have incurred $2,384 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of costs during the year 2017.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility costs:

	2014 Restructuring Plan	2015 Restructuring Plan	Total Restructuring
Balance at December 31, 2015	$162	$460	$622
Charges to expense:
Employee termination benefits	30	616	646
Other costs	-	749	749
Total restructuring charges	30	1,365	1,395
Cash payments and non-cash charges:
Cash payments	(192)	(1,729)	(1,921)
Balance at December 31, 2016	$-	$96	$96

As of December 31, 2016, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid throughout 2017.

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

During the year ended December 31, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013. This concludes the arbitration in its entirety.

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

Total rent expense for continuing operations of the Company for the years ended December 31, 2016, 2015, and 2014 was $1,033, $1,515, and $1,936, respectively.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2016 are as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

2017	$622
2018	332
2019	154
2020	85
2021	26
Thereafter	-
$1,219

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

The Company recognizes interest expense and penalties related to income tax matters in income tax expense.

Consolidated (loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2016	2015	2014

U.S. operations	$(9,324)	$(32,419)	$(10,152)
Foreign operations	1,011	(7,995)	(3,284)
Loss before income tax	$(8,313)	$(40,414)	$(13,436)

The components of the provision (benefit) for income taxes attributable to continuing operations consist of the following:

	Year Ended December 31,
	2016	2015	2014

Current:
Federal	$-	$(2,220)	$-
State and local	(21)	(372)	(49)
Foreign	1,183	5	52
	1,162	(2,587)	3
Deferred:
Federal	(3,058)	1,944	(2,431)
State and local	(490)	326	(469)
Foreign	(125)	(849)	(1,082)
	(3,673)	1,421	(3,982)
Change in valuation allowance for deferred income taxes	3,176	48,858	161
	(497)	50,279	(3,821)

Income tax expense (benefit)	$665	$47,692	$(3,818)

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

The allocation of income tax expense (benefit) was as follows:

	Year Ended December 31,
	2016	2015	2014

Continuing operations	$665	$47,692	$(3,818)
Discontinued operations	-	61	20,698
	$665	$47,753	$16,880

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2016	2015	2014

Statutory income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	8.8	1.4	0.6
State income taxes, net of federal income taxes	(2.8)	0.3	(1.7)
Income tax credits	(5.5)	(3.3)	(0.9)
Incentive stock options	0.6	0.5	0.4
Change in effective state rate	(0.3)	0.1	1.0
Foreign sourced unearned income	-	-	1.7
Undistributed earnings of foreign subsidiaries	(1.0)	8.4	3.5
Impairment of goodwill	-	24.8	-
Other	4.0	(1.1)	(0.2)
Change in valuation allowance	38.2	120.9	1.2
Income tax expense (benefit)	8.0%	118.0%	(28.4)%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2016 and 2015 are as follows:

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

	December 31,
	2016	2015

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$69,662	$66,971
Non-cash compensation	2,292	2,435
Accrued liabilities	658	523
Reserves and other	2,599	2,686
Intangibles	205	244
	75,416	72,859
Valuation allowance	(67,662)	(64,486)
Net deferred tax assets	7,754	8,373
Deferred tax liabilities:
Depreciation	(974)	(1,021)
Discount on notes	(299)	(951)
Intangibles	(11,218)	(11,654)
Other	(4,229)	(3,716)
	(16,720)	(17,342)

Total	$(8,966)	$(8,969)

As of December 31, 2016, the Company’s gross deferred tax asset was $75,416. The Company has recorded a valuation allowance of $67,662, resulting in a net deferred tax asset of $7,754, before deferred tax liabilities of $16,720. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2016, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

The net change in the valuation allowance for deferred income tax assets was $3,176, $48,858, and ($1,023) during the years ended December 31, 2016, 2015, and 2014, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments (a)	Balance at End of Year

2014	$16,651	$161	$(1,184)	$15,628
2015	15,628	48,858	-	64,486
2016	$64,486	$3,176	$-	$67,662

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

(a)	During the year ended December 31, 2014, the decrease in valuation allowance is due to the expiration of state NOL’s that had a full valuation allowance.

As of December 31, 2016, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $172,419 ($270 relates to excess tax benefits related to share based payment compensation, which will not be realized until an income tax payable exists), $3,407 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2016

Expiration Dates December 31,	Net Operating Loss Amount
2021	$32,408
2022	115,000
2023	5,712
2024	3,566
2025 and beyond	15,733
Total	172,419
Excess stock based payment tax deductions	(270)
After limitations	$172,149

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2013-2015 and in the foreign jurisdictions of 2005-2015. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2016 and 2015 and are follows:

	December 31,
	2016	2015

Balance, beginning of year	$322	$-
Additions for current year tax positions	840	75
Additions for prior year tax positions	-	247
Currency translation	(27)	-
Balance, end of year	$1,135	$322

Included in the balance of total unrecognized tax benefits at December 31, 2016 and 2015, are potential benefits of $1,135 and $322, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $327 and $230 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2016 and 2015, respectively.

The Company expects approximately $738 of tax and $181 of interest which was recorded during the year ended December 31, 2016, to reverse in the next 12 months on an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment foreign subsidiary in Zhuhai, China. In the U.S., there is not a formal federal or state audit; however, the Company believes that a portion of its position on research and development credits do not meet the more-likely-than-not criteria, and therefore has recorded a tax reserve of $397 and interest expense of $4 as of December 31, 2016.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

Interest and penalty expense recognized related to uncertain tax positions amounted to $183, $2, and $0 during the years ending December 31, 2016, 2015, and 2014, respectively. Total accrued interest and penalties as of December 31, 2016 and 2015 were $185 and $2, respectively, and were included in accounts payable and accrued liabilities.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2016, $726 in interest was paid to Kanders GMP Holdings, LLC, and $377 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2016, $18 in interest was paid to Kanders GMP Holdings, LLC, and $10 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount as of December 31, 2016 of $814 will be expensed and recognized as interest expense during the three months ending March 31, 2017.

NOTE 17. SUBSEQUENT EVENT

5% Unsecured Subordinated Notes due May 28, 2017

During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount as of December 31, 2016 of $814 will be expensed and recognized as interest expense during the three months ending March 31, 2017.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

Third Amendment to the Second Amended and Restated Loan Agreement

On March 3, 2017, the Company together with its direct and indirect domestic subsidiaries entered into the Third Amendment to the Second Amended and Restated Loan Agreement as amended by the First Amendment and the Second Amendment to the Second Amended and Restated Loan Agreement with the Lender, which matures on April 1, 2020. Under the Third Amendment, the Company has a $20,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a third amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”).

All debt associated with the Third Amendment to the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00.

The Third Amendment to the Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Third Amendment to the Second Amended and Restated Loan Agreement. In addition, the Third Amendment to the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amendment to the Second Amended and Restated Loan Agreement. The Third Amendment to the Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third Amendment to the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

BLACK DIAMOND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 (in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2016 and 2015. Certain amounts have been revised from those previously reported in the Company’s quarterly reports on Form 10-Q in order to present a correction related to the carryback limitations of net operating losses and tax credits to 2014 in the third quarter of 2015, which resulted in an increase of $1,571 of income tax expense, and to present the results of the POC Disposition as discontinued operations. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$38,207	$29,142	$39,441	$41,399
Gross profit	10,954	8,345	12,336	12,049
Operating (loss) income	(3,873)	(1,951)	571	(717)
Net loss	(4,013)	(3,171)	(405)	(1,389)

Net loss per share:
Basic	$(0.13)	$(0.10)	$(0.01)	$(0.05)
Diluted	(0.13)	(0.10)	(0.01)	(0.05)

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$41,881	$30,053	$39,256	$44,076
Gross profit	14,821	10,515	14,143	14,767
Operating loss	(896)	(5,278)	(835)	(31,072)
Loss from continuing operations	(1,745)	(3,840)	(50,802)	(31,719)
Discontinued operations, net of tax	70	(1,607)	1,107	10,994
Net loss	(1,675)	(5,447)	(49,695)	(20,725)

Loss from continuing operations per share:
Basic	$(0.05)	$(0.12)	$(1.55)	$(0.99)
Diluted	(0.05)	(0.12)	(1.55)	(0.99)

Income (loss) from discontinued operations per share:
Basic	$0.00	$(0.05)	$0.03	$0.35
Diluted	0.00	(0.05)	0.03	0.35

Net loss per share:
Basic	$(0.05)	$(0.17)	$(1.52)	$(0.64)
Diluted	(0.05)	(0.17)	(1.52)	(0.64)

BLACK DIAMOND, INC.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2016, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2016, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BLACK DIAMOND, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Black Diamond, Inc.:

We have audited Black Diamond, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Black Diamond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Black Diamond, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Black Diamond, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 6, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Salt Lake City, UT
March 6, 2017

BLACK DIAMOND, INC.

ITEM 9B. OTHER INFORMATION

Third Amendment to the Second Amended and Restated Loan Agreement

On March 3, 2017, the Company together with its direct and indirect domestic subsidiaries entered into a third amendment (the “Third Amendment”) to the second amended and restated loan agreement (the “Second Amended and Restated Loan Agreement”) as amended by the first amendment (the “First Amendment”) and the second amendment (the “Second Amendment”) to the Second Amended and Restated Loan Agreement with Zions First National Bank (the “Lender”), which matures on April 1, 2020. Under the Third Amendment, the Company has a $20,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a third amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”).

All debt associated with the Third Amendment to the Second Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Senior Debt to Trailing Twelve Month EBITDA as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) one month LIBOR plus 3.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) one month LIBOR plus 2.00% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00. The Second Amended and Restated Loan Agreement requires the payment of any unused commitment fee of (i) .6% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00; (ii) .5% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is greater than 1.00 and less than 2.00; and (iii) .4% per annum at all times that Total Senior Debt to Trailing Twelve Month EBITDA ratio is less than 1.00.

The Third Amendment to the Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Third Amendment to the Second Amended and Restated Loan Agreement. In addition, the Third Amendment to the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amendment to the Second Amended and Restated Loan Agreement. The Third Amendment to the Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third Amendment to the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts. The foregoing description of the Third Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amendment and the Revolving Line of Credit Promissory Note which are filed as Exhibits 10.16 and 10.17, respectively, to this Annual Report on 10-K.

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2017 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2016.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2017 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2016.

BLACK DIAMOND, INC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2017 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2017 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2017 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2016.

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

3.4	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.5	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.6	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

3.7	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.8	Amendment No. 4 to the Amended and Restated By-Laws of Black Diamond, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 9, 2016 and incorporated herein by reference).

3.9	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7 and 3.8 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between Clarus Corporation and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Warren B. Kanders, dated as of June 5, 2013 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference). +

10.3	Employment Agreement between the Company and Robert R. Schiller, dated as of June 5, 2013 (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2013 and incorporated herein by reference). +

10.4	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference). +

10.5	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference). +

10.6	Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Commission on November 9, 2015 and incorporated herein by reference). *

10.7	Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

10.8	Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.9	Subordination Agreement dated as of March 8, 2013, by and among Deborah Schiller 2005 Revocable Trust Dated September 27, 2005; Robert R. Schiller Cornerstone Trust Dated September 9, 2010; Schiller Gregory Investment Company, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.10	Subordination Agreement dated as of March 8, 2013, by and among Kanders GMP Holdings, LLC; Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; Gregory Mountain Products, LLC; POC USA, LLC; Pieps Corporation; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 12, 2013 and incorporated herein by reference).

10.11	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.12	Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2014 and incorporated herein by reference).

10.13	Second Amended and Restated Promissory Note (Revolving Loan) dated effective as of October 31, 2014, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 4, 2014 and incorporated herein by reference).

10.14	First Amendment, effective as of November 9, 2015, to the Second Amended and Restated Loan Agreement, effective as of October 31, 2014, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; POC USA, LLC; PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on November 9, 2015 and incorporated herein by reference).

10.15	Second Amendment dated as of March 11, 2016, to Second Amended and Restated Loan Agreement, dated as of October 31, 2014 and as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the Commission on March 15, 2016 and incorporated herein by reference).

10.16	Third Amendment dated as of March 3, 2017, to the Second Amended and Restated Loan Agreement, dated as of October 31, 2014, as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, and as amended by the Second Amendment to the Second Amended and Restated Loan Agreement dated as of March 11, 2016, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers. **

BLACK DIAMOND, INC.

Exhibit Number	Exhibit

10.17	Third Amended and Restated Promissory Note (Revolving Loan) dated effective as of March 3, 2017, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; and BD European Holdings, LLC. **

10.18	Employment Agreement, dated as of May 16, 2016, between Black Diamond, Inc. and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 20, 2016 and incorporated herein by reference). +

10.19	Employment Agreement, dated as of July 29, 2016, between Black Diamond, Inc. and Mark Ritchie (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2016 and incorporated herein by reference). +

21.1	Subsidiaries of the Registrant.**

23.1	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

+	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACK DIAMOND, INC.

Date: March 6, 2017
By:/s/ Aaron J. Kuehne
Aaron J. Kuehne,
Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Robert R. Schiller	Executive Vice Chairman and Director
Robert R. Schiller

/s/ Aaron J. Kuehne	Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Aaron J. Kuehne

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit Number	Exhibit

10.16	Third Amendment dated as of March 3, 2017, to the Second Amended and Restated Loan Agreement, dated as of October 31, 2014, as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, and as amended by the Second Amendment to the Second Amended and Restated Loan Agreement dated as of March 11, 2016, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers. **

10.17	Third Amended and Restated Promissory Note (Revolving Loan) dated effective as of March 3, 2017, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; and BD European Holdings, LLC. **

21.1	Subsidiaries of Black Diamond, Inc.**

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**	Filed herewith

***	Furnished herewith

