Form 10-Q
period 2017-03-31
Black Diamond, Inc.
filed 2017-05-08
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2017

or

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

As of May 3, 2017, there were 30,013,269 shares of common stock, par value $0.0001, outstanding.

1

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$73,581	$94,738
Accounts receivable, less allowance for doubtful accounts of $348 and $399, respectively	24,828	23,232
Inventories	43,526	45,410
Prepaid and other current assets	3,013	3,480
Income tax receivable	33	85
Total current assets	144,981	166,945

Property and equipment, net	10,898	11,055
Other intangible assets, net	9,539	9,769
Indefinite lived intangible assets	22,581	22,541
Other long-term assets	32	147
Total assets	$188,031	$210,457

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$18,621	$17,740
Income tax payable	1,111	969
Current portion of long-term debt	-	21,898
Total current liabilities	19,732	40,607

Deferred income taxes	8,914	8,966
Other long-term liabilities	76	76
Total liabilities	28,722	49,649

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,888 and 32,888 issued and 30,013 and 30,016 outstanding, respectively	3	3
Additional paid in capital	483,958	483,925
Accumulated deficit	(311,172)	(309,717)
Treasury stock, at cost	(12,412)	(12,398)
Accumulated other comprehensive loss	(1,068)	(1,005)
Total stockholders' equity	159,309	160,808
Total liabilities and stockholders' equity	$188,031	$210,457

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016

Sales
Domestic sales	$21,337	$19,617
International sales	20,219	18,590
Total sales	41,556	38,207

Cost of goods sold	29,256	27,253
Gross profit	12,300	10,954

Operating expenses
Selling, general and administrative	12,535	14,229
Restructuring charge	41	462
Transaction costs	-	136

Total operating expenses	12,576	14,827

Operating loss	(276)	(3,873)

Other (expense) income
Interest expense, net	(983)	(714)
Other, net	14	436

Total other expense, net	(969)	(278)

Loss before income tax	(1,245)	(4,151)
Income tax expense (benefit)	210	(138)
Net loss	(1,455)	(4,013)

Other comprehensive (loss) income, net of tax:
Unrealized income on marketable securities	-	86
Foreign currency translation adjustment	264	686
Unrealized loss on hedging activities	(327)	(712)
Other comprehensive (loss) income	(63)	60
Comprehensive loss	$(1,518)	$(3,953)

Net loss per share:
Basic	$(0.05)	$(0.13)
Diluted	(0.05)	(0.13)

Weighted average shares outstanding:
Basic	30,015	30,899
Diluted	30,015	30,899

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net loss	$(1,455)	$(4,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	558	618
Amortization of intangible assets	266	269
Accretion of notes payable	833	437
Loss (gain) on disposition of assets	123	(3)
Gain from removal of accumulated translation adjustment	(20)	(22)
Stock-based compensation	33	36
Deferred income taxes	69	(137)
Changes in operating assets and liabilities:
Accounts receivable	(1,479)	(24)
Inventories	2,051	5,602
Prepaid and other assets	106	(572)
Accounts payable and accrued liabilities	744	(1,190)
Income taxes	189	16
Other	(37)	14
Net cash provided by operating activities	1,981	1,031

Cash Flows From Investing Activities:
Payments related to the sale of POC	-	(921)
Proceeds from disposition of property and equipment	-	18
Purchase of property and equipment	(426)	(603)
Net cash used in investing activities	(426)	(1,506)

Cash Flows From Financing Activities:
Repayments of long-term debt	(22,713)	-
Purchase of treasury stock	(14)	(1,662)
Net cash used in financing activities	(22,727)	(1,662)

Effect of foreign exchange rates on cash and cash equivalents	15	71

Change in cash and cash equivalents	(21,157)	(2,066)
Cash and cash equivalents, beginning of period	94,738	88,401
Cash and cash equivalents, end of period	$73,581	$86,335

Supplemental Disclosure of Cash Flow Information:
Cash received for income taxes	$(53)	$(16)
Cash paid for interest	$208	$327

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$87	$58

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (which may be referred to as the “Company,” “we,” “us” or “our”) as of and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2017 are not necessarily indicative of the results to be obtained for the year ending December 31, 2017. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”).

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

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. During the three months ended March 31, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or a retail inventory method. The ASU eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The Company adopted this ASU effective on January 1, 2017, on a prospective basis which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

The Company also adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income tax consequences, forfeitures, and classification on the statement of cash flows. Prior to adopting this ASU, all excess tax benefits resulting from exercise or settlement of share-based payment transactions were recognized in Additional paid-in capital (“APIC”) and accumulated in an APIC pool.  Any tax deficiencies were either offset against the APIC pool, or were recognized in the income statement if no APIC pool was available.  Under ASU 2016-09, all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement prospectively.  A cumulative-effect adjustment to retained earnings was recorded for tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable; however, the cumulative-effect adjustment was fully offset by an increase to the valuation allowance. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  Excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period. In addition, previous guidance required entities to estimate forfeitures when computing share based compensation. Pursuant to ASU 2016-09, the Company elected to recognize forfeitures as they occur, which did not materially impact our financial statements. Prior guidance also required that excess tax benefits be presented as a cash inflow from financing activities and a cash outflow from operating activities.  This ASU simplifies the presentation of excess tax benefits on the statements of cash flow requiring that excess tax benefits be classified along with other income tax cash flows as an operating activity which did not impact our condensed consolidated statements of cash flows.

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, Deferral of Effective Date that deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective (restating all years presented in the Company’s financial statements) or cumulative effect (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition method. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing that clarifies identification of a performance obligation and address revenue recognition associated with the licensing of intellectual property, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients clarifying assessment of collectability criterion, non-cash consideration and other technical corrections and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company intends to adopt this guidance effective January 1, 2018 using the cumulative effect method. The Company has reviewed its current customer agreements and believes that all current open agreements as of March 31, 2017 will be settled prior to adoption of this guidance on January 1, 2018. The Company does not anticipate significant changes to our current revenue recognition policy resulting from adoption of the new guidance.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessor and lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology; however, the Company does not have capital leases. The Company is performing an assessment of its leases and has begun preparations for implementation and restrospective application to the earliest reporting period. Under the new guidance, leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (ie. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. The majority of our current operating leases will expire prior to the adoption date. The Company anticipates renegotiating these operating leases; however, the terms which may exist at the adoption date are currently unknown. Consequently, the Company is unable to estimate the impact that these leases will have on the financial statements on the date of adoption. For the remaining leases with terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments, are considered immaterial.

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

NOTE 2. DISCONTINUED OPERATIONS

As discussed above in Note 1, on October 7, 2015, the Company sold POC to Dainese. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese which was paid during the three months ended March 31, 2016. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition in 2016 and received $245 during the three months ended March 31, 2016, which was recorded as a reduction of selling, general and administrative expenses in our condensed consolidated financial statements for such periods.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016

Finished goods	$33,422	$36,968
Work-in-process	2,106	1,677
Raw materials and supplies	7,998	6,765
	$43,526	$45,410

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016

Land	$2,850	$2,850
Building and improvements	4,137	4,169
Furniture and fixtures	3,088	3,074
Computer hardware and software	4,522	4,519
Machinery and equipment	8,278	11,144
Construction in progress	430	522
	23,305	26,278
Less accumulated depreciation	(12,407)	(15,223)
	$10,898	$11,055

NOTE 5. OTHER INTANGIBLE ASSETS

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the three months ended March 31, 2017, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2016	$22,541

Impact of foreign currency exchange rates	40

Balance at March 31, 2017	$22,581

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the three months ended March 31, 2017 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2016	$16,980

Impact of foreign currency exchange rates	59

Gross balance at March 31, 2017	$17,039

Other intangible assets, net of amortization as of March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016

Customer lists and relationships	$13,975	$13,942
Product technologies	2,117	2,091
Core technologies	947	947
	17,039	16,980
Less accumulated amortization	(7,500)	(7,211)
	$9,539	$9,769

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of March 31, 2017 and December 31, 2016, was as follows:

	March 31, 2017	December 31, 2016

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (refer to Note 15)	-	22,610
Term note (b)	-	102
Unamortized discount	-	(814)
	-	21,898
Less current portion	-	(21,898)
	$-	$-

(a)	As of March 31, 2017, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank with a maturity date of April 1, 2020.

(b)	The term loan was payable to a government entity with an interest rate of 0.75% and no monthly installments. During the three months ended March 31, 2017, the entire principal amount and all accrued interest were paid in full.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

At March 31, 2017, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At March 31, 2017, there was no such exposure to the counterparty. The Company’s exposure to the counterparty credit risk is limited to the aggregate unrealized gain of $926 on all contracts at March 31, 2017. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	12,633	February 2018
Foreign exchange contracts - Canadian Dollars	10,408	February 2018
Foreign exchange contracts - British Pounds	1,777	February 2018
Foreign exchange contracts - Euros	18,187	February 2018

	December 31, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	11,001	February 2018
Foreign exchange contracts - British Pounds	1,842	February 2018
Foreign exchange contracts - Euros	14,366	February 2018

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $296 and $(141) were reclassified to sales during the three months ended March 31, 2017 and 2016, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2017 and December 31, 2016:

	Classification	March 31, 2017	December 31, 2016

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$926	$1,165
Forward exchange contracts	Other long-term assets	$-	$116

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$-
Forward exchange contracts	Other long-term liabilities	$-	$-

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of unrealized losses in our marketable securities, foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(1,729)	$724	$(1,005)
Other comprehensive income (loss) before reclassifications	284	(164)	120
Amounts reclassified from other comprehensive income (loss)	(20)	(163)	(183)
Net current period other comprehensive income (loss)	264	(327)	(63)
Balance as of March 31, 2017	$(1,465)	$397	$(1,068)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three months ended March 31, 2017, were as follows:

Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	Gains reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Loss
Foreign exchange contracts:
Sales	$296
Less: Income tax expense	133
Amount reclassified, net of tax	$163

Foreign currency translation adjustments:
Other, net	$20

Total reclassifications from AOCI	$183

The Company’s policy is to classify reclassifications of cumulative foreign currency translation from AOCI to Other, net.

NOTE 9. FAIR VALUE MEASUREMENTS

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$49,744	$-	$-	$49,744
Forward exchange contracts	-	926	-	926
	$49,744	$926	$-	$50,670

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,281	$-	$1,281
	$-	$1,281	$-	$1,281

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2017 and December 31, 2016.

NOTE 10. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of dilutive outstanding stock options and unvested restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings per share if their effect is anti-dilutive due to net loss.

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2017	March 31, 2016

Weighted average shares outstanding - basic	30,015	30,899
Effect of dilutive stock awards	-	-
Weighted average shares outstanding - diluted	30,015	30,899

Net loss per share:
Basic	$(0.05)	$(0.13)
Diluted	(0.05)	(0.13)

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For the three months ended March 31, 2017 and 2016, equity awards of 2,313 and 2,379, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 11. STOCK-BASED COMPENSATION PLAN

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

During the three months ended March 31, 2017, the Company did not issue any stock options under the 2015 Plan to employees of the Company.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2017 and 2016 was $33 and $36, respectively. For the three months ended March 31, 2017 and 2016, the majority of stock-based compensation costs were classified as selling, general and administrative expense. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of March 31, 2017, there were 233 unvested stock options and unrecognized compensation cost of $451 related to unvested stock options, as well as 350 unvested restricted stock awards and unrecognized compensation cost of $72 related to unvested restricted stock awards.

NOTE 12. RESTRUCTURING

The Company initiated a restructuring plan in the fourth quarter of 2014 (“2014 Restructuring Plan”) to realign resources within the organization and completed the plan during the year ended December 31, 2016. We did not incur restructuring charges related to the 2014 Restructuring Plan during the three months ended March 31, 2016. We incurred $5,969 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2017. During the three months ended March 31, 2017 and 2016, we incurred restructuring charges of $41 and $462, respectively. We have incurred $2,425 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of restructuring charges related to the 2015 Restructuring Plan during the year 2017.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

2015 Restructuring Plan
Balance at December 31, 2016	$96
Charges to expense:
Other costs	41
Total restructuring charges	41
Cash payments and non-cash charges:
Cash payments	(46)
Balance at March 31, 2017	$91

As of March 31, 2017, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2017.

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

Total rent expense of the Company for the three months ended March 31, 2017 and 2016 was $203 and $365, respectively.

NOTE 14. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of 25%.

The tax expense recorded during the three months ended March 31, 2017 includes a discrete charge of $12 of additional interest for an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. There was also a discrete charge of $133 during the three months ended March 31, 2017, associated with a disproportionate tax effect released from AOCI.

As of December 31, 2016, the Company’s gross deferred tax asset was $75,416. The Company had recorded a valuation allowance of $67,662, resulting in a net deferred tax asset of $7,754, before deferred tax liabilities of $16,720. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2016, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2016, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $172,419 ($270 relates to excess tax benefits related to share based payment compensation), $3,407 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2017, $89 in interest was paid to Kanders GMP Holdings, LLC, and $46 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2017, $2 in interest was paid to Kanders GMP Holdings, LLC, and $1 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount as of December 31, 2016 of $814 was expensed and recognized as interest expense during the three months ending March 31, 2017.

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

Overview

Black Diamond, Inc. (which may be referred to as the “Company,” “we,” “our” or “us”), through its ownership of Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”), is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond Equipment and PIEPS™, are synonymous with performance, innovation, durability and safety in the outdoor consumer community. We are targeted not only to the demanding requirements of core climbers, skiers and alpinists, but also to the more general outdoor performance enthusiasts and consumers interested in outdoor-inspired gear for their backcountry and urban activities. Our Black Diamond® and PIEPS™ brands are iconic in the active outdoor and ski industries, and linked intrinsically with the modern history of these sports. Headquartered in Salt Lake City at the base of the Wasatch Mountains, our products are designed and exhaustively tested by an engaged team of discerning entrepreneurs and engineers.

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

On May 28, 2010, we acquired Black Diamond Equipment and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”). On January 20, 2011, the Company changed its name from Clarus Corporation to Black Diamond, Inc., which we believe more accurately reflects our current business. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Pronouncements Issued Not Yet Adopted

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended March 31, 2017 Compared to Condensed Consolidated Three Months Ended March 31, 2016

The following presents a discussion of condensed consolidated operations for the three months ended March 31, 2017, compared with the condensed consolidated three months ended March 31, 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016

Sales
Domestic sales	$21,337	$19,617
International sales	20,219	18,590
Total sales	41,556	38,207

Cost of goods sold	29,256	27,253
Gross profit	12,300	10,954

Operating expenses
Selling, general and administrative	12,535	14,229
Restructuring charge	41	462
Transaction costs	-	136

Total operating expenses	12,576	14,827

Operating loss	(276)	(3,873)

Other (expense) income
Interest expense, net	(983)	(714)
Other, net	14	436

Total other expense, net	(969)	(278)

Loss before income tax	(1,245)	(4,151)
Income tax expense (benefit)	210	(138)
Net loss	$(1,455)	$(4,013)

Sales

Consolidated sales increased $3,349, or 8.8%, to $41,556 during the three months ended March 31, 2017, compared to consolidated sales of $38,207 during the three months ended March 31, 2016. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $94 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended March 31, 2017 compared to the prior period.

Consolidated domestic sales increased $1,720, or 8.8%, to $21,337 during the three months ended March 31, 2017, compared to consolidated domestic sales of $19,617 during the three months ended March 31, 2016. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing mountain and ski products sold during the period.

Consolidated international sales increased $1,629, or 8.8%, to $20,219 during the three months ended March 31, 2017, compared to consolidated international sales of $18,590 during the three months ended March 31, 2016. The increase in international sales was primarily attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $94 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended March 31, 2017 compared to the prior period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $2,003, or 7.3%, to $29,256 during the three months ended March 31, 2017, compared to consolidated cost of goods sold of $27,253 during the three months ended March 31, 2016. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $1,346, or 12.3%, to $12,300 during the three months ended March 31, 2017, compared to consolidated gross profit of $10,954 during the three months ended March 31, 2016. Consolidated gross margin was 29.6% during the three months ended March 31, 2017, compared to a consolidated gross margin of 28.7% during the three months ended March 31, 2016. Consolidated gross margin during the three months ended March 31, 2017, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $1,694, or 11.9%, to $12,535 during the three months ended March 31, 2017, compared to consolidated selling, general, and administrative expenses of $14,229 during the three months ended March 31, 2016. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its 2015 restructuring plan implemented during 2016 to further realign resources within the organization.

Restructuring Charges

Consolidated restructuring expense decreased $421, or 91.1%, to $41 during the three months ended March 31, 2017, compared to consolidated restructuring expense of $462 during the three months ended March 31, 2016. Restructuring expenses incurred during the three months ended March 31, 2017, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $0 during the three months ended March 31, 2017, compared to consolidated transaction costs of $136 during the three months ended March 31, 2016, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Interest Expense, net

Consolidated interest expense, net, increased $269, or 37.7%, to $983 during the three months ended March 31, 2017, compared to consolidated interest expense, net, of $714 during the three months ended March 31, 2016. The increase in interest expense, net, was primarily attributable to the recognition and expensing of the note discount upon repayment of the Company’s 5% Senior Subordinated Notes during the three months ending March 31, 2017.

Other, net

Consolidated other, net, income decreased $422, or 96.8%, to $14 during the three months ended March 31, 2017 compared to consolidated other, net income of $436 during the three months ended March 31, 2016. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense increased $348, or 252.2%, to an expense of $210 during the three months ended March 31, 2017, compared to a consolidated income tax benefit of $138 during the same period in 2016. The decrease in tax benefit is due an increase in tax expense associated with an increase in foreign earnings and a discrete charge of $133 during the three months ended March 31, 2017, associated with a disproportionate tax effect released from accumulated other comprehensive loss.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Our effective income tax rate was 16.9% for the three months ended March 31, 2017, compared to 3.3% for the same period in 2016. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Three Months Ended March 31, 2017 Compared to Condensed Consolidated Three Months Ended March 31, 2016

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2017 compared with the condensed consolidated three months ended March 31, 2016. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and cash on hand. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash and cash equivalents, cash provided by operations and our existing revolving credit facility. At March 31, 2017, we had total cash and cash equivalents of $73,581 compared to a cash balance of $94,738 at December 31, 2016, which was substantially controlled by the Company’s U.S. entities. At March 31, 2017, the Company had $11,474 of the $73,581 in cash held by foreign entities, of which $672 is considered permanently reinvested. The cash held by foreign entities which are not permanently reinvested is available for repatriation and would result in an estimated tax liability of $3,608. This tax liability could be offset by the Company’s net operating loss carryforwards.

	Three Months Ended
	March 31, 2017	March 31, 2016

Net cash provided by operating activities	$1,981	$1,031
Net cash used in investing activities	(426)	(1,506)
Net cash used in financing activities	(22,727)	(1,662)
Effect of foreign exchange rates on cash and cash equivalents	15	71
Change in cash and cash equivalents	(21,157)	(2,066)
Cash and cash equivalents, beginning of period	94,738	88,401
Cash and cash equivalents, end of period	$73,581	$86,335

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $1,981 during the three months ended March 31, 2017, compared to consolidated net cash provided by operating activities of $1,031 during the three months ended March 31, 2016. The increase in net cash provided by operating activities during 2017 is primarily due to a decrease in net loss partially offset by an increase in net operating assets or non-cash working capital of $2,221 during the three months ended March 31, 2017, compared to the same period in 2016.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows provided of $1,555 during the three months ended March 31, 2017 compared to free cash flows provided of $428 during the same period in 2016. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2017	March 31, 2016

Net cash provided by operating activities	$1,981	$1,031
Purchase of property and equipment	(426)	(603)
Free cash flow	$1,555	$428

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $426 during the three months ended March 31, 2017, compared to consolidated net cash used in investing activities of $1,506 during the three months ended March 31, 2016. The decrease in cash used during the three months ended March 31, 2017 is primarily due to a purchase price adjustment related to the POC sale of $921 that was paid during the three months ended March 31, 2016 and a decrease in the purchase of property and equipment.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $22,727 during the three months ended March 31, 2017, compared to consolidated cash used in financing activities of $1,662 during the three months ended March 31, 2016. The cash used during the three months ended March 31, 2017 relates to repayments of debt and the repurchase of the Company’s common stock. The cash used during the three months ended March 31, 2016 relates to the repurchase of its common stock.

Net Operating Loss

As of December 31, 2016, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $172,419 ($270, relates to excess tax benefits related to share based payment compensation), $3,407 and $315, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes, excluding the amount subject to U.S. Federal Alternative Minimum Tax (“AMT”). AMT is calculated as 20% of AMT income. For purposes of AMT, a maximum of 90% of income is offset by available NOLs. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $172,149 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The Third Amendment to the Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Third Amendment to the Second Amended and Restated Loan Agreement. In addition, the Third Amendment to the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amendment to the Second Amended and Restated Loan Agreement. The Third Amendment to the Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third Amendment to the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts. As of March 31, 2017, the Company had drawn $0 on the $20,000 revolving credit facility.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three months ended March 31, 2017, $89 in interest was paid to Kanders GMP Holdings, LLC, and $46 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three months ended March 31, 2017, $2 in interest was paid to Kanders GMP Holdings, LLC, and $1 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount as of December 31, 2016 of $814 was expensed and recognized as interest expense during the three months ending March 31, 2017.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2017, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended March 31, 2017 that were not registered under the Securities Act of 1933, as amended.

BLACK DIAMOND, INC

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the first quarter of 2017, the Company purchased 2,669 shares of the Company’s common stock for $14,096 under the Company’s authorized stock repurchase program.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
January 1 to 31, 2017	-	$-	2,775,733	17,788,227
February 1 to 28, 2017	-	$-	2,775,733	17,788,227
March 1 to 31, 2017	2,669	$5.28	2,778,402	17,774,131
Total	2,669

BLACK DIAMOND, INC

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Third Amendment dated as of March 3, 2017, to the Second Amended and Restated Loan Agreement, dated as of October 31, 2014, as amended by the First Amendment to the Second Amended and Restated Loan Agreement dated November 9, 2015, and as amended by the Second Amendment to the Second Amended and Restated Loan Agreement dated as of March 11, 2016, by and among Zions First National Bank, a national banking association, as Lender, and Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC, PIEPS Service, LLC; and BD European Holdings, LLC, as Borrowers (filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2017 and incorporated herein by reference).

10.2	Third Amended and Restated Promissory Note (Revolving Loan) dated effective as of March 3, 2017, by and among Black Diamond, Inc.; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; and BD European Holdings, LLC (filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 6, 2017 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

BLACK DIAMOND, INC

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: May 8, 2017	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
		Title:	Executive Chairman
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
	Title:	Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

BLACK DIAMOND, INC

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

