Form 10-Q
period 2017-06-30
Black Diamond, Inc.
filed 2017-08-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2017

or

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

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 17(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 2, 2017, there were 30,012,765 shares of common stock, par value $0.0001, outstanding.

INDEX

BLACK DIAMOND, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$63,433	$94,738
Accounts receivable, less allowance for doubtful
accounts of $399 and $399, respectively	22,780	23,232
Inventories	54,812	45,410
Prepaid and other current assets	2,021	3,480
Income tax receivable	34	85
Total current assets	143,080	166,945

Property and equipment, net	11,081	11,055
Other intangible assets, net	9,449	9,769
Indefinite lived intangible assets	22,788	22,541
Other long-term assets	32	147
Total assets	$186,430	$210,457

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$20,862	$17,740
Income tax payable	186	969
Current portion of long-term debt	-	21,898
Total current liabilities	21,048	40,607

Deferred income taxes	8,978	8,966
Other long-term liabilities	137	76
Total liabilities	30,163	49,649

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
32,888 and 32,888 issued and 30,013 and 30,016 outstanding, respectively	3	3
Additional paid in capital	484,267	483,925
Accumulated deficit	(314,826)	(309,717)
Treasury stock, at cost	(12,415)	(12,398)
Accumulated other comprehensive loss	(762)	(1,005)
Total stockholders' equity	156,267	160,808
Total liabilities and stockholders' equity	$186,430	$210,457

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2017	June 30, 2016

Sales
Domestic sales	$16,996	$16,634
International sales	13,684	12,508
Total sales	30,680	29,142

Cost of goods sold	21,642	20,797
Gross profit	9,038	8,345

Operating expenses
Selling, general and administrative	12,860	11,599
Restructuring charge	42	531
Transaction costs	-	133
Arbitration award	-	(1,967)

Total operating expenses	12,902	10,296

Operating loss	(3,864)	(1,951)

Other income (expense)
Interest income (expense), net	106	(709)
Other, net	208	(32)

Total other income (expense), net	314	(741)

Loss before income tax	(3,550)	(2,692)
Income tax expense	104	479
Net loss	(3,654)	(3,171)

Other comprehensive income (loss), net of tax:
Unrealized income on marketable securities	-	89
Foreign currency translation adjustment	1,357	(340)
Unrealized (loss) income on hedging activities	(1,051)	635
Other comprehensive income	306	384
Comprehensive loss	$(3,348)	$(2,787)

Net loss per share:
Basic	$(0.12)	$(0.10)
Diluted	(0.12)	(0.10)

Weighted average shares outstanding:
Basic	30,013	30,617
Diluted	30,013	30,617

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2017	June 30, 2016

Sales
Domestic sales	$38,333	$36,251
International sales	33,903	31,098
Total sales	72,236	67,349

Cost of goods sold	50,898	48,050
Gross profit	21,338	19,299

Operating expenses
Selling, general and administrative	25,395	25,828
Restructuring charge	83	993
Transaction costs	-	269
Arbitration award	-	(1,967)

Total operating expenses	25,478	25,123

Operating loss	(4,140)	(5,824)

Other (expense) income
Interest expense, net	(877)	(1,423)
Other, net	222	404

Total other expense, net	(655)	(1,019)

Loss before income tax	(4,795)	(6,843)
Income tax expense	314	341
Net loss	(5,109)	(7,184)

Other comprehensive income (loss), net of tax:
Unrealized income on marketable securities	-	175
Foreign currency translation adjustment	1,621	346
Unrealized loss on hedging activities	(1,378)	(77)
Other comprehensive income	243	444
Comprehensive loss	$(4,866)	$(6,740)

Net loss per share:
Basic	$(0.17)	$(0.23)
Diluted	(0.17)	(0.23)

Weighted average shares outstanding:
Basic	30,014	30,758
Diluted	30,014	30,758

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net loss	$(5,109)	$(7,184)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,105	1,176
Amortization of intangible assets	535	539
Accretion of notes payable	833	889
Loss (gain) on disposition of assets	70	(6)
Gain (loss) from removal of accumulated translation adjustment	(81)	95
Stock-based compensation	342	151
Deferred income taxes	178	(259)
Changes in operating assets and liabilities:
Accounts receivable	1,058	6,124
Inventories	(8,143)	4,819
Prepaid and other assets	(30)	2,132
Accounts payable and accrued liabilities	2,754	(3,184)
Income taxes	(758)	641
Other	(373)	(190)
Net cash (used in) provided by operating activities	(7,619)	5,743

Cash Flows From Investing Activities:
Payments related to the sale of POC	-	(921)
Proceeds from disposition of property and equipment	52	23
Purchase of property and equipment	(1,148)	(1,059)
Net cash used in investing activities	(1,096)	(1,957)

Cash Flows From Financing Activities:
Repayments of long-term debt	(22,716)	-
Purchase of treasury stock	(17)	(3,967)
Net cash used in financing activities	(22,733)	(3,967)

Effect of foreign exchange rates on cash and cash equivalents	143	48

Change in cash and cash equivalents	(31,305)	(133)
Cash and cash equivalents, beginning of period	94,738	88,401
Cash and cash equivalents, end of period	$63,433	$88,268

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$890	$(43)
Cash paid for interest	$229	$631
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$84	$406

See accompanying notes to condensed consolidated financial statements.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Black Diamond, Inc. and subsidiaries (which may be referred to as the “Company,” “we,” “us” or “our”) as of and for the three and six months ended June 30, 2017 and 2016, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2017 are not necessarily indicative of the results to be obtained for the year ending December 31, 2017. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”).

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

On July 23, 2014, the Company and Gregory Mountain Products, its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Gregory Business”) pursuant to the terms of that Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Gregory Business and assumed certain specified liabilities (the “GMP Sale”).

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

During the six months ended June 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or a retail inventory method. The ASU eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The Company adopted this ASU effective on January 1, 2017, on a prospective basis which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, Deferral of Effective Date that deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective (restating all years presented in the Company’s financial statements) or cumulative effect (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition method. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing that clarifies identification of a performance obligation and address revenue recognition associated with the licensing of intellectual property, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients clarifying assessment of collectability criterion, non-cash consideration and other technical corrections and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company intends to adopt this guidance effective January 1, 2018 using the cumulative effect method. The Company has reviewed its current customer agreements and believes that all current open agreements as of June 30, 2017 will be settled prior to adoption of this guidance on January 1, 2018. The Company does not anticipate significant changes to our current revenue recognition policy resulting from adoption of the new guidance; however, we anticipate significant changes related to footnote disclosures to the consolidated financial statements as a result of the adoption of the new guidance.

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

In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230) Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning January 1, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that an entity should account for the effects of a modification unless the fair value, vesting terms and classification as liability or equity of the modified and original awards do not change on the modification date. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a prospective transition method. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

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

NOTE 3. INVENTORIES

Inventories, as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016

Finished goods	$46,157	$36,968
Work-in-process	1,108	1,677
Raw materials and supplies	7,547	6,765
	$54,812	$45,410

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016

Land	$2,850	$2,850
Building and improvements	4,137	4,169
Furniture and fixtures	3,239	3,074
Computer hardware and software	4,661	4,519
Machinery and equipment	8,447	11,144
Construction in progress	759	522
	24,093	26,278
Less accumulated depreciation	(13,012)	(15,223)
	$11,081	$11,055

NOTE 5. OTHER INTANGIBLE ASSETS

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment and PIEPS with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the six months ended June 30, 2017, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Balance at December 31, 2016	$22,541

Impact of foreign currency exchange rates	247

Balance at June 30, 2017	$22,788

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies and product technologies are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the six months ended June 30, 2017 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2016	$16,980

Impact of foreign currency exchange rates	358

Gross balance at June 30, 2017	$17,338

Other intangible assets, net of amortization as of June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016

Customer lists and relationships	$14,142	$13,942
Product technologies	2,249	2,091
Core technologies	947	947
	17,338	16,980
Less accumulated amortization	(7,889)	(7,211)
	$9,449	$9,769

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of June 30, 2017 and December 31, 2016, was as follows:

	June 30, 2017	December 31, 2016

Revolving credit facilities (a)	$-	$-
5% Senior Subordinated Notes due 2017 (refer to Note 15)	-	22,610
Term note (b)	-	102
Unamortized discount	-	(814)
	-	21,898
Less current portion	-	(21,898)
	$-	$-

(a)	As of June 30, 2017, the Company had drawn $0 on a $20,000 revolving credit facility with Zions First National Bank with a maturity date of April 1, 2020.

(b)	The term note was payable to a government entity with an interest rate of 0.75% and no monthly installments. During the six months ended June 30, 2017, the entire principal amount and all accrued interest were paid in full.

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

At June 30, 2017, the Company’s derivative contracts had a remaining maturity of one and one-half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $494 as of June 30, 2017. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At June 30, 2017, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	9,995	February 2018
Foreign exchange contracts - Canadian Dollars	10,053	August 2018
Foreign exchange contracts - British Pounds	1,593	August 2018
Foreign exchange contracts - Euros	19,711	February 2019

	December 31, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	11,001	February 2018
Foreign exchange contracts - British Pounds	1,842	February 2018
Foreign exchange contracts - Euros	14,366	February 2018

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $90 and $(202) were reclassified to sales during the three months ended June 30, 2017 and 2016, respectively, and $386 and $(343) were reclassified to sales during the six months ended June 30, 2017 and 2016, respectively.

The Company records ineffectiveness of hedged instruments resulting from changes in fair value of the instruments in earnings. There were no gains (losses) recorded to Other, net, during the three and six months ended June 30, 2017. Losses of $(42) were recorded to Other, net, associated with ineffective hedge instruments during the three and six months ended June 30, 2016.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2017 and December 31, 2016:

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

	Classification	June 30, 2017	December 31, 2016

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$118	$1,165
Forward exchange contracts	Other long-term assets	$1	$116

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$551	$-
Forward exchange contracts	Other long-term liabilities	$62	$-

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(1,729)	$724	$(1,005)
Other comprehensive income (loss) before reclassifications	1,702	(1,227)	475
Amounts reclassified from other comprehensive income (loss)	(81)	(151)	(232)
Net current period other comprehensive income (loss)	1,621	(1,378)	243
Balance as of June 30, 2017	$(108)	$(654)	$(762)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and six months ended June 30, 2017, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Loss
Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017
Foreign exchange contracts:
Sales	$90	$386
Less: Income tax expense	102	235
Amount reclassified, net of tax	$(12)	$151

Foreign currency translation adjustments:
Other, net	$61	$81

Total reclassifications from AOCI	$49	$232

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$42,771	$-	$-	$42,771
Forward exchange contracts	-	119	-	119
	$42,771	$119	$-	$42,890

Liabilities
Forward exchange contracts	$-	$613	$-	$613
	$-	$613	$-	$613

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,281	$-	$1,281
	$-	$1,281	$-	$1,281

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2017 and December 31, 2016.

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

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Weighted average shares outstanding - basic	30,013	30,617	30,014	30,758
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	30,013	30,617	30,014	30,758

Net loss per share:
Basic	$(0.12)	$(0.10)	$(0.17)	$(0.23)
Diluted	(0.12)	(0.10)	(0.17)	(0.23)

For the three months ended June 30, 2017 and 2016, equity awards of 2,730 and 2,364, respectively, and for the six months ended June 30, 2017 and 2016, equity awards of 2,772 and 2,378, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 11. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.

During the six months ended June 30, 2017, the Company issued stock options for an aggregate of 138 shares under the 2015 Plan to directors and employees of the Company. Of the 138 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. The remaining 100 options vested immediately.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2017

Number of options	38	100
Option vesting period	1 Year	Immediate
Grant price	$6.10	$6.10
Dividend yield	0.00%	0.00%
Expected volatility (a)	41.90%	46.90%
Risk-free interest rate	1.80%	1.41%
Expected life (years) (b)	5.31	2.75
Weighted average fair value	$2.45	$1.20

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

On June 1, 2017, the Company issued and granted to an employee a restricted stock award of 500 restricted shares under the 2015 Plan, of which (i) 250 restricted shares will vest if, on or before June 1, 2022, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $10.00 per share for twenty consecutive trading days; and (ii) 250 restricted shares will vest if, on or before June 1, 2022, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $12.00 per share for twenty consecutive trading days. For computing the fair value of the 500 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

Market Condition Restricted Shares Granted on June 1, 2017

Number issued	250	250
Vesting period	$10.00 stock price target	$12.00 stock price target
Grant price	$6.10	$6.10
Dividend yield	0.0%	0.0%
Expected volatility	42.4%	42.4%
Risk-free interest rate	1.76%	1.76%
Weighted average fair value	$4.30	$3.68

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2017 and 2016 was $309 and $115, respectively, and for the six months ended June 30, 2017 and 2016 was $342 and $151, respectively. For the three and six months ended June 30, 2017 and 2016, the majority of stock-based compensation costs were classified as selling, general and administrative expense. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model.

As of June 30, 2017, there were 220 unvested stock options and unrecognized compensation cost of $464 related to unvested stock options, as well as 850 unvested restricted stock awards and unrecognized compensation cost of $1,957 related to unvested restricted stock awards.

NOTE 12. RESTRUCTURING

The Company initiated a restructuring plan in the fourth quarter of 2014 (“2014 Restructuring Plan”) to realign resources within the organization and completed the plan during the year ended December 31, 2016. During the three and six months ended June 30, 2016, we incurred restructuring charges of $20 related to the 2014 Restructuring Plan. We incurred $5,959 of cumulative restructuring charges in connection with the 2014 Restructuring Plan.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2017. During the three months ended June 30, 2017 and 2016, we incurred restructuring charges of $42 and $511, respectively, related to the 2015 Restructuring Plan. During the six months ended June 30, 2017 and 2016, we incurred restructuring charges of $83 and $973, respectively, related to the 2015 Restructuring Plan. We incurred $2,467 of cumulative restructuring charges in connection with the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of restructuring charges related to the 2015 Restructuring Plan during the remainder of 2017.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

2015 Restructuring Plan
Balance at December 31, 2016	$96
Charges to expense:
Other costs	83
Total restructuring charges	83
Cash payments and non-cash charges:
Cash payments	(89)
Balance at June 30, 2017	$90

As of June 30, 2017, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2017.

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

During the three and six months ended June 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all of the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013. This award concluded the arbitration process in its entirety.

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

Total rent expense of the Company for the three months ended June 30, 2017 and 2016 was $194 and $257, respectively, and for the six months ended June 30, 2017 and 2016 was $397 and $622, respectively.

NOTE 14. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of 25%.

Tax expense includes a discrete charge for the three months ended June 30, 2017 and 2016 of $8 and $433, respectively, and for the six months ended June 30, 2017 and 2016 of $20 and $433, respectively, of additional interest for an uncertain tax position and potential tax audit liability associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. During the three months ended June 30, 2017, the Company settled and paid the Chinese tax audit liability in the amount of $939.

There was also a discrete charge of $102 and $235 during the three and six months ended June 30, 2017, respectively, associated with a disproportionate tax effect released from AOCI. During the three and six months ended June 30, 2016, there was a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria.

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

NOTE 15. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s former Executive Vice Chairman and former member of its Board of Directors. The principal terms of the Merger Consideration Subordinated Notes was as follows: (i) the principal amount was due and payable on May 28, 2017 and was prepayable by the Company at any time; (ii) interest accrued on the principal amount at the rate of 5% per annum and was payable quarterly in cash; (iii) the default interest rate accrued at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, were: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes were junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

BLACK DIAMOND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes to $8,640, $4,487 and $316, respectively, at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. The effective interest rate was approximately 14%.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2017, $0 and $89 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $46 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2017, $0 and $2 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $1 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full. The note discount as of December 31, 2016 of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

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

On July 23, 2014, the Company and Gregory Mountain Products, its wholly-owned subsidiary, completed the sale of certain assets to Samsonite LLC (“Samsonite”) comprising Gregory’s business of designing, manufacturing, marketing, distributing and selling technical, alpine, backpacking, hiking, mountaineering and active trail products and accessories as well as outdoor-inspired lifestyle bags (the “Gregory Business”) pursuant to the terms of that Asset Purchase Agreement (the “GMP Purchase Agreement”), dated as of June 18, 2014, by and among the Company, Gregory and Samsonite. Under the terms of the GMP Purchase Agreement, Samsonite paid $84,135 in cash for Gregory’s assets comprising the Gregory Business and assumed certain specified liabilities (the “GMP Sale”).

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended June 30, 2017 Compared to Condensed Consolidated Three Months Ended June 30, 2016

The following presents a discussion of condensed consolidated operations for the three months ended June 30, 2017, compared with the condensed consolidated three months ended June 30, 2016.

	Three Months Ended
	June 30, 2017	June 30, 2016

Sales
Domestic sales	$16,996	$16,634
International sales	13,684	12,508
Total sales	30,680	29,142

Cost of goods sold	21,642	20,797
Gross profit	9,038	8,345

Operating expenses
Selling, general and administrative	12,860	11,599
Restructuring charge	42	531
Transaction costs	-	133
Arbitration award	-	(1,967)

Total operating expenses	12,902	10,296

Operating loss	(3,864)	(1,951)

Other income (expense)
Interest income (expense), net	106	(709)
Other, net	208	(32)

Total other income (expense), net	314	(741)

Loss before income tax	(3,550)	(2,692)
Income tax expense	104	479
Net loss	$(3,654)	$(3,171)

Sales

Consolidated sales increased $1,538, or 5.3%, to $30,680 during the three months ended June 30, 2017, compared to consolidated sales of $29,142 during the three months ended June 30, 2016. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb and ski products sold during the period. This was partially offset by a decrease in sales of $83 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2017 compared to the prior period.

Consolidated domestic sales increased $362, or 2.2%, to $16,996 during the three months ended June 30, 2017, compared to consolidated domestic sales of $16,634 during the three months ended June 30, 2016. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and ski products sold during the period.

Consolidated international sales increased $1,176, or 9.4%, to $13,684 during the three months ended June 30, 2017, compared to consolidated international sales of $12,508 during the three months ended June 30, 2016. The increase in international sales was primarily attributable to an increase in the quantity of new and existing mountain and ski products sold during the period. This was partially offset by a decrease in sales of $83 due to the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2017 compared to the prior period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $845, or 4.1%, to $21,642 during the three months ended June 30, 2017, compared to consolidated cost of goods sold of $20,797 during the three months ended June 30, 2016. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $693, or 8.3%, to $9,038 during the three months ended June 30, 2017, compared to consolidated gross profit of $8,345 during the three months ended June 30, 2016. Consolidated gross margin was 29.5% during the three months ended June 30, 2017, compared to a consolidated gross margin of 28.6% during the three months ended June 30, 2016. Consolidated gross margin during the three months ended June 30, 2017, increased compared to the prior year due to a favorable product mix in higher margin products, which includes ski products, and channel distribution. This was partially offset by the weakening of foreign currencies against the U.S. dollar during the three months ended June 30, 2017 compared to the prior period.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $1,261, or 10.9%, to $12,860 during the three months ended June 30, 2017, compared to consolidated selling, general and administrative expenses of $11,599 during the three months ended June 30, 2016. The increase in selling, general and administrative expenses was primarily attributable to the Company’s investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $194 during the three months ended June 30, 2017 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $489, or 92.1%, to $42 during the three months ended June 30, 2017, compared to consolidated restructuring expense of $531 during the three months ended June 30, 2016. Restructuring expenses incurred during the three months ended June 30, 2017, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $0 during the three months ended June 30, 2017, compared to consolidated transaction costs of $133 during the three months ended June 30, 2016, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the three months ended June 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

Interest Income (Expense), net

Consolidated interest income (expense), net increased $815, or 115.0%, to income of $106 during the three months ended June 30, 2017, compared to consolidated interest, net, expense of $709 during the three months ended June 30, 2016. Interest expense recognized during the three months ended June 30, 2016 was primarily attributable to the Company’s 5% Senior Subordinated Notes which were repaid during the three months ended March 31, 2017.

Other, net

Consolidated other, net, increased $240, or 750%, to income of $208 during the three months ended June 30, 2017, compared to consolidated other, net expense of $32 during the three months ended June 30, 2016. The increase in other, net, to income was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity partially offset by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax expense decreased $375, or 78.3%, to $104 during the three months ended June 30, 2017, compared to a consolidated income tax expense of $479 during the same period in 2016. The decrease in tax expense is due to a decrease in tax expense associated with a decrease in foreign earnings partially offset by a discrete charge of $102 during the three months ended June 30, 2017, associated with a disproportionate tax effect released from accumulated other comprehensive loss. The tax expense recorded during the three months ended June 30, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge for a potential tax liability related to a tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The audit was formally closed during the three months ended June 30, 2017.

Our effective income tax rate was 2.9% for the three months ended June 30, 2017, compared to 17.8% for the same period in 2016. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were two discrete events in the amount of $110 recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2017. There were two discrete events in the amount of $597 recorded in the Company’s effective income tax rate calculation for the three months ended June 30, 2016.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Six Months Ended June 30, 2017 Compared to Condensed Consolidated Six Months Ended June 30, 2016

The following presents a discussion of condensed consolidated operations for the six months ended June 30, 2017, compared with the condensed consolidated six months ended June 30, 2016.

	Six Months Ended
	June 30, 2017	June 30, 2016

Sales
Domestic sales	$38,333	$36,251
International sales	33,903	31,098
Total sales	72,236	67,349

Cost of goods sold	50,898	48,050
Gross profit	21,338	19,299

Operating expenses
Selling, general and administrative	25,395	25,828
Restructuring charge	83	993
Transaction costs	-	269
Arbitration award	-	(1,967)

Total operating expenses	25,478	25,123

Operating loss	(4,140)	(5,824)

Other (expense) income
Interest expense, net	(877)	(1,423)
Other, net	222	404

Total other expense, net	(655)	(1,019)

Loss before income tax	(4,795)	(6,843)
Income tax expense	314	341
Net loss	$(5,109)	$(7,184)

Sales

Consolidated sales increased $4,887, or 7.3%, to $72,236 during the six months ended June 30, 2017, compared to consolidated sales of $67,349 during the six months ended June 30, 2016. The increase in sales was primarily attributable to an increase in the quantity of new and existing climb, mountain and ski products sold during the period and an increase in sales of $9 due to the strengthening of foreign currencies against the U.S. dollar during the six months ended June 30, 2017 compared to the prior period.

Consolidated domestic sales increased $2,082, or 5.7%, to $38,333 during the six months ended June 30, 2017, compared to consolidated domestic sales of $36,251 during the six months ended June 30, 2016. The increase in domestic sales was primarily attributable to an increase in the quantity of new and existing climb and ski products sold during the period.

Consolidated international sales increased $2,805, or 9.0%, to $33,903 during the six months ended June 30, 2017, compared to consolidated international sales of $31,098 during the six months ended June 30, 2016. The increase in international sales was primarily attributable to an increase in the quantity of new and existing climb, mountain and ski products sold during the period and an increase in sales of $9 due to the strengthening of foreign currencies against the U.S. dollar during the six months ended June 30, 2017 compared to the prior period.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $2,848, or 5.9%, to $50,898 during the six months ended June 30, 2017, compared to consolidated cost of goods sold of $48,050 during the six months ended June 30, 2016. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $2,039, or 10.6%, to $21,338 during the six months ended June 30, 2017, compared to consolidated gross profit of $19,299 during the six months ended June 30, 2016. Consolidated gross margin was 29.5% during the six months ended June 30, 2017, compared to a consolidated gross margin of 28.7% during the six months ended June 30, 2016. Consolidated gross margin during the six months ended June 30, 2017, increased compared to the prior year due to a favorable product mix in higher margin products, which includes ski products, channel distribution, and lower costs related to the Company’s manufacturing activities that were transferred from China to the United States.

Selling, General and Administrative

Consolidated selling, general and administrative expenses decreased $433, or 1.7%, to $25,395 during the six months ended June 30, 2017, compared to consolidated selling, general and administrative expenses of $25,828 during the six months ended June 30, 2016. The decrease in selling, general and administrative expenses was attributable to the Company’s realization of savings from its 2015 restructuring plan implemented during 2016 to further realign resources within the organization. This decrease was partially offset by increases in the Company’s investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $191 during the six months ended June 30, 2017 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $910, or 91.6%, to $83 during the six months ended June 30, 2017, compared to consolidated restructuring expense of $993 during the six months ended June 30, 2016. Restructuring expenses incurred during the six months ended June 30, 2017, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $0 during the six months ended June 30, 2017, compared to consolidated transaction costs of $269 during the six months ended June 30, 2016, which consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the six months ended June 30, 2017, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

Interest Expense, net

Consolidated interest expense, net, decreased $546, or 38.4%, to $877 during the six months ended June 30, 2017, compared to consolidated interest expense, net, of $1,423 during the six months ended June 30, 2016. The decrease in interest expense, net, was primarily attributable to the repayment of the Company’s 5% Senior Subordinated Notes during the three months ended March 31, 2017.

Other, net

Consolidated other, net, decreased $182, or 45.0%, to $222 during the six months ended June 30, 2017, compared to consolidated other, net income of $404 during the six months ended June 30, 2016. The decrease in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts and gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax expense decreased $27, or 7.9%, to $314 during the six months ended June 30, 2017, compared to a consolidated income tax expense of $341 during the same period in 2016. The decrease in tax expense is due to a decrease in tax expense associated with a decrease in foreign earnings partially offset by a discrete charge of $235 during the six months ended June 30, 2017, associated with a disproportionate tax effect released from accumulated other comprehensive loss. The tax expense recorded during the six months ended June 30, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge for a potential tax liability related to a tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The audit was formally closed during the three months ended June 30, 2017.

Our effective income tax rate was 6.5% for the six months ended June 30, 2017, compared to 5.0% for the same period in 2016. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were two discrete events in the amount of $255 recorded in the Company’s effective income tax rate calculation for the six months ended June 30, 2017. There were two discrete events in the amount of $597 recorded in the Company’s effective income tax rate calculation for the six months ended June 30, 2016.

Liquidity and Capital Resources

Condensed Consolidated Six Months Ended June 30, 2017 Compared to Condensed Consolidated Six Months Ended June 30, 2016

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2017 compared with the condensed consolidated six months ended June 30, 2016. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows, revolving credit facility, and cash on hand. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by existing cash and cash equivalents, cash provided by operations and our existing revolving credit facility. At June 30, 2017, we had total cash and cash equivalents of $63,433 compared to a cash balance of $94,738 at December 31, 2016, which was substantially controlled by the Company’s U.S. entities. At June 30, 2017, the Company had $10,917 of the $63,433 in cash held by foreign entities, of which $113 is considered permanently reinvested. The cash held by foreign entities which are not permanently reinvested is available for repatriation and would result in an estimated tax liability of $3,608. This tax liability could be offset by the Company’s net operating loss carryforwards.

	Six Months Ended
	June 30, 2017	June 30, 2016

Net cash (used in) provided by operating activities	$(7,619)	$5,743
Net cash used in investing activities	(1,096)	(1,957)
Net cash used in financing activities	(22,733)	(3,967)
Effect of foreign exchange rates on cash and cash equivalents	143	48
Change in cash and cash equivalents	(31,305)	(133)
Cash and cash equivalents, beginning of period	94,738	88,401
Cash and cash equivalents, end of period	$63,433	$88,268

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $7,619 during the six months ended June 30, 2017, compared to consolidated net cash provided by operating activities of $5,743 during the six months ended June 30, 2016. The increase in net cash used in operating activities during 2017 is primarily due to an increase in net operating assets or non-cash working capital of $15,651 partially offset by a decrease in net loss during the six months ended June 30, 2017, compared to the same period in 2016.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $8,767 during the six months ended June 30, 2017 compared to free cash flows provided of $4,684 during the same period in 2016. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Six Months Ended
	June 30, 2017	June 30, 2016

Net cash (used in) provided by operating activities	$(7,619)	$5,743
Purchase of property and equipment	(1,148)	(1,059)
Free cash flow	$(8,767)	$4,684

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,096 during the six months ended June 30, 2017, compared to consolidated net cash used in investing activities of $1,957 during the six months ended June 30, 2016. The decrease in cash used during the six months ended June 30, 2017 is primarily due to a purchase price adjustment related to the POC sale of $921 that was paid during the six months ended June 30, 2016.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $22,733 during the six months ended June 30, 2017, compared to consolidated cash used in financing activities of $3,967 during the six months ended June 30, 2016. The cash used during the six months ended June 30, 2017 relates to repayments of debt and the repurchase of the Company’s common stock. The cash used during the six months ended June 30, 2016 relates to the repurchase of its common stock.

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

BLACK DIAMOND, INC.

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The Third Amendment to the Second Amended and Restated Loan Agreement contains certain restrictive debt covenants that require the Company and its subsidiaries to maintain an EBITDA based minimum Trailing Twelve Month EBITDA, a minimum net worth, a positive amount of asset coverage, and limitations on capital expenditures all as calculated in the Third Amendment to the Second Amended and Restated Loan Agreement. In addition, the Third Amendment to the Second Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amendment to the Second Amended and Restated Loan Agreement. The Third Amendment to the Second Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third Amendment to the Second Amended and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts. As of June 30, 2017, the Company had drawn $0 on the $20,000 revolving credit facility.

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued $14,517, $7,539, and $554 in 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC, and five former employees of Gregory, respectively. Mr. Warren B. Kanders, the Company’s Executive Chairman and a member of its Board of Directors, is a majority member and a trustee of the manager of Kanders GMP Holdings, LLC. The sole manager of Schiller Gregory Investment Company, LLC is Mr. Robert R. Schiller, the Company’s former Executive Vice Chairman and former member of its Board of Directors. The principal terms of the Merger Consideration Subordinated Notes was as follows: (i) the principal amount was due and payable on May 28, 2017 and was prepayable by the Company at any time; (ii) interest accrued on the principal amount at the rate of 5% per annum and was payable quarterly in cash; (iii) the default interest rate accrued at the rate of 10% per annum during the occurrence of an event of default; and (iv) events of default, which can only be triggered with the consent of Kanders GMP Holdings, LLC, were: (a) the default by the Company on any payment due under a Merger Consideration Subordinated Note; (b) the Company’s failure to perform or observe any other material covenant or agreement contained in the Merger Consideration Subordinated Notes; or (c) the Company’s instituting or becoming subject to a proceeding under the Bankruptcy Code (as defined in the Merger Consideration Subordinated Notes). The Merger Consideration Subordinated Notes were junior to all senior indebtedness of the Company, except that payments of interest continue to be made under the Merger Consideration Subordinated Notes as long as no event of default exists under any senior indebtedness.

Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes to $8,640, $4,487 and $316, respectively, at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. The effective interest rate was approximately 14%.

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and six months ended June 30, 2017, $0 and $89 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $46 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and six months ended June 30, 2017, $0 and $2 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $1 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full. The note discount as of December 31, 2016 of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2017, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended June 30, 2017 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the second quarter of 2017, the Company purchased 504 shares of the Company’s common stock for $2,663 under the Company’s authorized stock repurchase program.

BLACK DIAMOND, INC.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
April 1 to 30, 2017	504	$5.28	2,778,906	17,771,468
May 1 to 31, 2017	-	$-	2,778,906	17,771,468
June 1 to 30, 2017	-	$-	2,778,906	17,771,468
Total	504

ITEM 5. OTHER INFORMATION

Amendment to Bylaws

On August 4, 2017, the Board of Directors (the “Board”) of the Company adopted an amendment (the “Bylaw Amendment”) to the Company’s Amended and Restated Bylaws (the “Bylaws”). The Bylaw Amendment, which was effective upon adoption by the Board, deleted Article III, Section 3 of the Bylaws in its entirety and inserted the following Article III, Section 3 of the Bylaws in lieu thereof:

“Section 3. Removal. Except as provided in the Certificate of Incorporation or under applicable law, directors may be removed from office with or without cause by a vote of the holders of a majority of the shares of capital stock of the Corporation then entitled to vote at an election of directors.”

The foregoing description of the Bylaw Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaw Amendment, which is filed as Exhibit 3.1 hereto and is incorporated herein by reference.

BLACK DIAMOND, INC.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Amendment No. 5 to the Amended and Restated By-Laws of Black Diamond, Inc. *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
*	Filed herewith
**	Furnished herewith

BLACK DIAMOND, INC.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACK DIAMOND, INC.

Date: August 7, 2017	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

BLACK DIAMOND, INC.

EXHIBIT INDEX

Exhibit	Description
3.1	Amendment No. 5 to the Amended and Restated By-Laws of Black Diamond, Inc. *
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
*	Filed herewith
**	Furnished herewith