Form 10-Q
period 2017-09-30
Clarus Corp
filed 2017-11-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2017, there were 30,041,265 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash	$1,672	$94,738
Accounts receivable, less allowance for doubtful accounts of $411 and $399, respectively	35,414	23,232
Inventories	66,982	45,410
Prepaid and other current assets	2,416	3,480
Income tax receivable	-	85
Total current assets	106,484	166,945

Property and equipment, net	24,319	11,055
Other intangible assets, net	24,690	9,769
Indefinite lived intangible assets	41,794	22,541
Goodwill	18,156	-
Other long-term assets	350	147
Total assets	$215,793	$210,457

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$23,021	$17,740
Income tax payable	513	969
Current portion of long-term debt	-	21,898
Total current liabilities	23,534	40,607

Long-term debt, net	27,353	-
Deferred income taxes	9,169	8,966
Other long-term liabilities	222	76
Total liabilities	60,278	49,649

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,917 and 32,888 issued and 30,041 and 30,016 outstanding, respectively	3	3
Additional paid in capital	484,833	483,925
Accumulated deficit	(316,409)	(309,717)
Treasury stock, at cost	(12,415)	(12,398)
Accumulated other comprehensive loss	(497)	(1,005)
Total stockholders' equity	155,515	160,808
Total liabilities and stockholders' equity	$215,793	$210,457

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2017	September 30, 2016

Sales
Domestic sales	$21,141	$17,939
International sales	24,633	21,502
Total sales	45,774	39,441

Cost of goods sold	30,490	27,105
Gross profit	15,284	12,336

Operating expenses
Selling, general and administrative	14,431	11,483
Restructuring charge	33	282
Transaction costs	1,869	-
Total operating expenses	16,333	11,765
Operating (loss) income	(1,049)	571

Other income (expense)
Interest expense, net	(71)	(719)
Other, net	213	422
Total other income (expense), net	142	(297)

(Loss) income before income tax	(907)	274
Income tax expense	676	679
Net loss	(1,583)	(405)

Other comprehensive income (loss), net of tax:
Unrealized loss on marketable securities	-	(68)
Foreign currency translation adjustment	684	176
Unrealized (loss) income on hedging activities	(419)	147
Other comprehensive income	265	255
Comprehensive loss	$(1,318)	$(150)

Net loss per share:
Basic	$(0.05)	$(0.01)
Diluted	(0.05)	(0.01)

Weighted average shares outstanding:
Basic	30,017	30,063
Diluted	30,017	30,063

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Sales
Domestic sales	$59,474	$54,190
International sales	58,536	52,600
Total sales	118,010	106,790

Cost of goods sold	81,388	75,155
Gross profit	36,622	31,635

Operating expenses
Selling, general and administrative	39,826	37,311
Restructuring charge	116	1,275
Transaction costs	1,869	269
Arbitration award	-	(1,967)
Total operating expenses	41,811	36,888
Operating loss	(5,189)	(5,253)

Other (expense) income
Interest expense, net	(948)	(2,142)
Other, net	435	826
Total other expense, net	(513)	(1,316)

Loss before income tax	(5,702)	(6,569)
Income tax expense	990	1,020
Net loss	(6,692)	(7,589)

Other comprehensive income (loss), net of tax:
Unrealized income on marketable securities	-	107
Foreign currency translation adjustment	2,305	522
Unrealized (loss) income on hedging activities	(1,797)	70
Other comprehensive income	508	699
Comprehensive loss	$(6,184)	$(6,890)

Net loss per share:
Basic	$(0.22)	$(0.25)
Diluted	(0.22)	(0.25)

Weighted average shares outstanding:
Basic	30,015	30,525
Diluted	30,015	30,525

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net loss	$(6,692)	$(7,589)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,830	1,705
Amortization of intangible assets	1,183	808
Accretion of notes payable	833	1,358
Amortization of debt issuance costs	11	-
Gain on sale of marketable securities	-	(241)
Loss (gain) on disposition of assets	109	(5)
(Gain) loss from removal of accumulated translation adjustment	(149)	126
Stock-based compensation	729	193
Deferred income taxes	446	(230)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,524)	(294)
Inventories	(8,274)	6,516
Prepaid and other assets	(808)	3,307
Accounts payable and accrued liabilities	3,489	(1,121)
Income taxes	(387)	1,127
Other	(374)	(255)
Net cash (used in) provided by operating activities	(16,578)	5,405

Cash Flows From Investing Activities:
Proceeds from the sales of marketable securities	-	10,235
Payments related to the sale of POC	-	(921)
Purchase of business, net of cash received	(79,238)	-
Proceeds from disposition of property and equipment	53	23
Purchase of property and equipment	(1,919)	(2,036)
Net cash (used in) provided by investing activities	(81,104)	7,301

Cash Flows From Financing Activities:
Net proceeds from revolving credit facilities	27,353	-
Repayments of long-term debt	(22,690)	-
Payment of debt issuance costs	(334)	-
Purchase of treasury stock	(17)	(5,222)
Proceeds from exercise of stock options	179	-
Net cash provided by (used in) financing activities	4,491	(5,222)

Effect of foreign exchange rates on cash	125	70
Change in cash	(93,066)	7,554
Cash, beginning of period	94,738	88,401
Cash, end of period	$1,672	$95,955

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$946	$124
Cash paid for interest	$284	$934
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$27	$99

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “we,” “us” or “our”) as of and for the three and nine months ended September 30, 2017 and 2016, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be obtained for the year ending December 31, 2017. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “Commission”).

Clarus, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”) in May 2010 and changed its name to Black Diamond, Inc., in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company completed the sale of certain assets to Samsonite LLC comprising Gregory Mountain Product’s business. On March 16, 2015, the Company announced that it was exploring a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions.

On October 7, 2015, the Company sold its equity interests in POC, resulting in the conclusion of the Company’s review of strategic alternatives. On November 9, 2015, the Company announced that it was seeking to redeploy its significant cash balances to invest in high quality, durable, cash flow-producing assets in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy.

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra” or “Sierra Bullets”).

Nature of Business

Headquartered in Salt Lake City, Clarus Corporation is a holding company which seeks opportunities to acquire and grow businesses that can generate attractive shareholder returns. Presently, through its Outdoor Group, Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and technical categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond® and PIEPS® brands, we offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Sierra manufactures a wide range of high performance bullets for both rifles and pistols. Sierra bullets are used for precision target shooting, hunting and military and law enforcement purposes.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to income taxes and valuation of long-lived assets and other intangible assets. Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

During the nine months ended September 30, 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value for entities that do not measure inventory using the last-in, first-out or a retail inventory method. The ASU eliminates the requirement to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The Company adopted this ASU effective on January 1, 2017, on a prospective basis which did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Accounting Pronouncements Issued Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers that replaces the existing accounting standards for revenue recognition with a single comprehensive five-step model. The core principle is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. The FASB also issued ASU 2015-14, Deferral of Effective Date that deferred the effective date for the new guidance until the annual reporting period beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted, but not before the original effective date (periods beginning after December 15, 2016). The standard permits the use of either the retrospective (restating all years presented in the Company’s financial statements) or cumulative effect (recording the impact of adoption as an adjustment to retained earnings at the beginning of the year of adoption) transition method. Since its issuance, the FASB has also amended several aspects of the new guidance, including; ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) which clarifies the Topic 606 guidance on principal versus agent considerations, ASU 2016-10 Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing that clarifies identification of a performance obligation and address revenue recognition associated with the licensing of intellectual property, ASU 2016-12 Revenue from Contracts with Customers (Topic 606), Narrow Scope Improvements and Practical Expedients clarifying assessment of collectability criterion, non-cash consideration and other technical corrections and ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers is the result of the FASB Board decision to issue a separate Update for technical corrections and improvements. The Company intends to adopt this guidance effective January 1, 2018 using the cumulative effect method. The Company has reviewed its current customer agreements and believes that all current open agreements as of September 30, 2017 will be settled prior to adoption of this guidance on January 1, 2018. The Company does not anticipate significant changes to our current revenue recognition policy resulting from adoption of the new guidance; however, we anticipate significant changes related to footnote disclosures to the consolidated financial statements as a result of the adoption of the new guidance.

CLARUS CORPORATION

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning January 1, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We will adopt this standard no later than the effective date of January 1, 2020 on a prospective basis. The impact of the new standard will be dependent on the specific facts and circumstances of future individual impairments, if any.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that an entity should account for the effects of a modification unless the fair value, vesting terms and classification as liability or equity of the modified and original awards do not change on the modification date. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this update should be applied using a prospective transition method. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early application is permitted.  We intend to adopt the new guidance in the first quarter of 2019. The primary impact of adoption is the required disclosure changes. We believe that other comprehensive income could be materially impacted; however, since the majority of our current contracts will expire prior to the effective date, we cannot fully assess the financial impact of this pronouncement at this time.

NOTE 2. ACQUISITION

On August 21, 2017, the Company, through Everest/Sapphire Acquisition, LLC (“Everest/Sapphire”), a Delaware limited liability company and wholly owned subsidiary of Clarus, acquired 100% of the outstanding membership interests of Sierra Bullets, L.L.C., a manufacturer of a wide range of bullets primarily for both rifles and pistols, pursuant to the terms of the purchase and sale agreement dated August 21, 2017 (the “Purchase Agreement”), by and among Everest/Sapphire, Sierra Bullets, BHH Management, Inc., a California corporation (“BHH”), Lumber Management, Inc., a Delaware corporation (“LMI” and, together with BHH, each a “Seller” and, collectively, the “Sellers”), and BHH, in its capacity as the representative of Sellers (the “Sellers’ Representative”). Under the terms of the Purchase Agreement, Everest/Sapphire acquired Sierra for an aggregate purchase price of $79,000, plus or minus a preliminary working capital adjustment, in accordance with and subject to the terms and conditions set forth in the Purchase Agreement.

The Company believes the acquisition of Sierra is expected to provide the Company with the following benefits:

•	greater combined global revenue base;
•	increased diversification and seasonal balance;
•	increased gross margins, profitability and free cash flows;
•	advance the development, marketing and distribution of products; and
•	access to increased liquidity to further acquire and grow businesses.

The Company’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable allocation period, which is up to one year from the date of the acquisition of Sierra, as we finalize the working capital adjustment and continue to obtain information that existed as of the date of acquisition so that we may finalize the allocation of the purchase price for the assets acquired and liabilities assumed and determine the associated fair values. We are currently waiting for a final valuation report as well as other information needed to finalize our purchase price allocation. The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is preliminarily allocated to assets acquired and liabilities assumed which have been estimated at their preliminary fair values. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Estimated Fair Value

Total Purchase Consideration	$79,239

Assets Acquired and Liabilities Assumed
Assets
Cash	$1
Accounts receivable	2,686
Inventories	11,674
Prepaid and other current assets	128
Property and equipment	13,206
Amortizable definite lived intangible assets	15,800
Identifiable indefinite lived intangible assets	18,900
Goodwill	18,156
Other long-term assets	15
Total Assets	80,566

Liabilities
Accounts payable and accrued liabilities	1,327
Total Liabilities	1,327

Net Book Value Acquired	$79,239

The gross amount of accounts receivable is $2,732 of which $46 is deemed to be not collectible.

In connection with the acquisition, the Company acquired exclusive rights to Sierra’s trade names and trademarks, customer relationships, and product technologies. The preliminary amounts assigned to each class of intangible asset and the related preliminary weighted average amortization periods are as follows:

		Weighted Average
	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$12,200	15.0 years
Product technologies	2,500	10.0 years
Trade name / trademark	1,100	10.0 years
Intangibles not subject to amortization
Trade names and trademarks	18,900	N/A
	$34,700	13.9 years

The fair value of Sierra’s assembled workforce and buyer-specific synergies has been included in goodwill. According to Revenue Ruling 99-6, the acquisition of a limited liability company is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Sierra is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $18,156 is expected to be deductible for tax purposes. No pre-existing relationship existed between Clarus and the Sellers prior to the acquisition.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Pro Forma Results

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2017 and 2016 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2016, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, the Sellers’ management fees, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Sales	$48,496	$47,477	$138,510	$133,840
Net income (loss)	$32	$1,217	$(1,379)	$(1,317)

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2016. Furthermore, such unaudited pro forma information is not necessarily indicative of future operating results of the combined companies, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Material nonrecurring adjustments excluded from the pro forma financial information above consists of $1,869 transaction costs and the $2,522 step up of Sierra inventory to its preliminary fair value, which is expected to be recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

NOTE 3. DISCONTINUED OPERATIONS

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

NOTE 4. INVENTORIES

Inventories, as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016

Finished goods	$53,711	$36,968
Work-in-process	5,748	1,677
Raw materials and supplies	7,523	6,765
	$66,982	$45,410

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016

Land	$3,160	$2,850
Building and improvements	6,827	4,169
Furniture and fixtures	3,688	3,074
Computer hardware and software	4,758	4,519
Machinery and equipment	19,283	11,144
Construction in progress	350	522
	38,066	26,278
Less accumulated depreciation	(13,747)	(15,223)
	$24,319	$11,055

NOTE 6. OTHER INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the nine months ended September 30, 2017, from $0 to $18,156, due to the Company’s acquisition of Sierra on August 21, 2017. The following table summarizes the changes in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2016	$-	$-	$-

Increase due to acquisition	-	18,156	18,156

Balance at September 30, 2017	$-	$18,156	$18,156

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. There was an increase in tradenames and trademarks during the nine months ended September 30, 2017, due to the Company’s acquisition of Sierra and the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2016	$22,541

Increase due to acquisition	18,900
Impact of foreign currency exchange rates	353

Balance at September 30, 2017	$41,794

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

Intangible assets are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the nine months ended September 30, 2017 due to the Company’s acquisition of Sierra and the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2016	$16,980

Increase due to acquisition	15,800
Impact of foreign currency exchange rates	510

Gross balance at September 30, 2017	$33,290

Other intangible assets, net of amortization as of September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016

Customer lists and relationships	$26,426	$13,942
Product technologies	4,817	2,091
Trade name / trademark	1,100	-
Core technologies	947	947
	33,290	16,980
Less accumulated amortization	(8,600)	(7,211)
	$24,690	$9,769

NOTE 7. LONG-TERM DEBT

Long-term debt, net as of September 30, 2017 and December 31, 2016, was as follows:

	September 30, 2017	December 31, 2016

Revolving credit facilities (a)	$27,353	$-
5% Senior Subordinated Notes due 2017 (refer to Note 17)	-	22,610
Term note (b)	-	102
Unamortized discount	-	(814)
	27,353	21,898
Less current portion	-	(21,898)
	$27,353	$-

(a)	As of September 30, 2017, the Company had drawn $27,353 on a $40,000 revolving credit facility with Zions First National Bank with a maturity date of August 21, 2022.

In conjunction with the acquisition of Sierra, on August 21, 2017, the Company together with its direct and indirect domestic subsidiaries entered into a third amended and restated loan agreement (the “Third Amended and Restated Loan Agreement”) with Zions First National Bank, a national banking association, (the “Lender”), which matures on August 21, 2022. Under the Third Amended and Restated Loan Agreement, the Company has up to a $40,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a fourth amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”). The maximum borrowing of $40,000 (the “Maximum Borrowing”) under the Revolving Line of Credit reduces by $1,250 per quarter until such time as the maximum borrowing amount is $20,000, provided, that the Company may request an increase of up to $20,000 as an accordion option (the “Accordion”) to increase the Revolving Line of Credit up to the Maximum Borrowing on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Availability under the Revolving Line of Credit may not exceed $30,000 unless the Company has sufficient eligible receivable, inventory and equipment assets at such time pursuant to formulas set forth in the Third Amended and Restated Loan Agreement.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

All debt associated with the Third Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Net Debt (subject to adjustments as set forth in the Third Amended and Restated Loan Agreement) to Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 3.00% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00 and less than 2.75; (iii) one month LIBOR plus 2.00% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 1.00 and less than 2.00; and (iv) one month LIBOR plus 1.5% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is less than 1.00.

Any amount outstanding under the Third Amended and Restated Loan Agreement will be secured by a general first priority Uniform Commercial Code (“UCC”) security interest in all material domestic assets of the Company and its domestic subsidiaries, including, but not limited to: accounts, accounts receivable, inventories, equipment, real property, ownership in subsidiaries, and intangibles including patents, trademarks and copyrights. Proceeds of the foregoing will be secured via pledge and control agreements on domestic depository and investment accounts not held with the Lender.

The Third Amended and Restated Loan Agreement contains certain financial covenants including restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a minimum net worth, a positive amount of asset coverage and limitations on capital expenditures, all as calculated in the Third Amended and Restated Loan Agreement.

In addition, the Third Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amended and Restated Loan Agreement. The Third Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts.

(b)	The term note was payable to a government entity with an interest rate of 0.75% and no monthly installments. During the nine months ended September 30, 2017, the entire principal amount and all accrued interest were paid in full.

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

At September 30, 2017, the Company’s derivative contracts had a remaining maturity of one and one-half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $1,353 as of September 30, 2017. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At September 30, 2017, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	7,449	February 2018
Foreign exchange contracts - Canadian Dollars	13,345	February 2019
Foreign exchange contracts - British Pounds	2,343	February 2019
Foreign exchange contracts - Euros	22,200	February 2019

	December 31, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	11,001	February 2018
Foreign exchange contracts - British Pounds	1,842	February 2018
Foreign exchange contracts - Euros	14,366	February 2018

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Losses of $(422) and $(152) were reclassified to sales during the three months ended September 30, 2017 and 2016, respectively, and $(36) and $(495) were reclassified to sales during the nine months ended September 30, 2017 and 2016, respectively.

The Company records ineffectiveness of hedged instruments resulting from changes in fair value of the instruments in earnings. There were no gains (losses) recorded to Other, net, during the three and nine months ended September 30, 2017. Gains (losses) of $34 and $(8) were recorded to Other, net, associated with ineffective hedge instruments during the three and nine months ended September 30, 2016.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2017 and December 31, 2016:

	Classification	September 30, 2017	December 31, 2016

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$69	$1,165
Forward exchange contracts	Other long-term assets	$12	$116

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,284	$-
Forward exchange contracts	Other long-term liabilities	$150	$-

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(1,729)	$724	$(1,005)
Other comprehensive income (loss) before reclassifications	2,454	(2,177)	277
Amounts reclassified from other comprehensive income (loss)	(149)	380	231
Net current period other comprehensive income (loss)	2,305	(1,797)	508
Balance as of September 30, 2017	$576	$(1,073)	$(497)

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and nine months ended September 30, 2017, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Loss

Affected line item in the Condensed Consolidated Statement of Comprehensive Loss	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017
Foreign exchange contracts:
Sales	$(422)	$(36)
Less: Income tax expense	109	344
Amount reclassified, net of tax	$(531)	$(380)

Foreign currency translation adjustments:
Other, net	$68	$149

Total reclassifications from AOCI	$(463)	$(231)

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	-	81	-	81
	$-	$81	$-	$81

Liabilities
Forward exchange contracts	$-	$1,434	$-	$1,434
	$-	$1,434	$-	$1,434

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,281	$-	$1,281
	$-	$1,281	$-	$1,281

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2017 and December 31, 2016.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Weighted average shares outstanding - basic	30,017	30,063	30,015	30,525
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	30,017	30,063	30,015	30,525

Net loss per share:
Basic	$(0.05)	$(0.01)	$(0.22)	$(0.25)
Diluted	(0.05)	(0.01)	(0.22)	(0.25)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For the three months ended September 30, 2017 and 2016, equity awards of 2,835 and 2,517, respectively, and for the nine months ended September 30, 2017 and 2016, equity awards of 2,793 and 2,491, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

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

During the nine months ended September 30, 2017, the Company issued stock options for an aggregate of 463 shares under the 2015 Plan to directors and employees of the Company. Of the 463 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. 325 vest in three equal tranches on December 31, 2017, December 31, 2018 and December 31, 2019. The remaining 100 options vested immediately.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2017

Number of options	363	100
Option vesting period	1-2 Years	Immediate
Grant price	$6.10 - $6.15	$6.10
Dividend yield	0.00%	0.00%
Expected volatility (a)	41.9% - 42.2%	46.90%
Risk-free interest rate	1.80%	1.41%
Expected life (years) (b)	5.31 - 5.33	2.75
Weighted average fair value	$2.45 - $2.49	$1.20

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

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

CLARUS CORPORATION

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

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2017 and 2016 was $387 and $42, respectively, and for the nine months ended September 30, 2017 and 2016 was $729 and $193, respectively. For the three and nine months ended September 30, 2017 and 2016, the majority of stock-based compensation costs were classified as selling, general and administrative expense. The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model.

As of September 30, 2017, there were 533 unvested stock options and unrecognized compensation cost of $1,153 related to unvested stock options, as well as 850 unvested restricted stock awards and unrecognized compensation cost of $1,679 related to unvested restricted stock awards.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in the fourth quarter of 2014 (“2014 Restructuring Plan”) to realign resources within the organization and completed the plan during the year ended December 31, 2016. During the three and nine months ended September 30, 2016, we incurred restructuring charges of $0 and $20 related to the 2014 Restructuring Plan. We incurred $5,959 of cumulative restructuring charges in connection with the 2014 Restructuring Plan.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2017. During the three months ended September 30, 2017 and 2016, we incurred restructuring charges of $33 and $282, respectively, related to the 2015 Restructuring Plan. During the nine months ended September 30, 2017 and 2016, we incurred restructuring charges of $116 and $1,255, respectively, related to the 2015 Restructuring Plan. We incurred $2,500 of cumulative restructuring charges in connection with the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of restructuring charges related to the 2015 Restructuring Plan during the remainder of 2017.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

2015 Restructuring Plan
Balance at December 31, 2016	$96
Charges to expense:
Other costs	116
Total restructuring charges	116
Cash payments and non-cash charges:
Cash payments	(132)
Balance at September 30, 2017	$80

As of September 30, 2017, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2017.

CLARUS CORPORATION

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

Total rent expense of the Company for the three months ended September 30, 2017 and 2016 was $214 and $204, respectively, and for the nine months ended September 30, 2017 and 2016 was $611 and $826, respectively.

NOTE 15. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of 25%.

Tax expense includes a discrete charge for the three months ended September 30, 2017 and 2016 of $0 and $520, respectively, and for the nine months ended September 30, 2017 and 2016 of $20 and $953, respectively, of additional interest for an uncertain tax position and potential tax audit liability associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. During the nine months ended September 30, 2017, the Company settled and paid the Chinese tax audit liability in the amount of $939.

There was also a discrete charge of $109 and $344 during the three and nine months ended September 30, 2017, respectively, associated with a disproportionate tax effect released from AOCI. During the nine months ended September 30, 2016, there was a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria.

During the three months ended September 30, 2017, the Company repatriated approximately $10,800 from its Swedish subsidiary, Ember Scandinavia AB to help fund the acquisition of Sierra. Income taxes were previously accrued and a deferred tax liability recorded in fiscal year 2015. With the dividend, the Company will have taxable income which is subject to the Federal Alternative Minimum Tax (“AMT”), therefore the Company recorded a discrete expense of $211.

With the acquisition of Sierra during the three months ended September 30, 2017, the company recognized a discrete expense of $101 for the tax amortization of indefinite lived intangibles and goodwill, and an increase to the deferred tax liabilities which are not a source of future taxable income of $101.

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

CLARUS CORPORATION

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

NOTE 16. SEGMENT INFORMATION

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments which are grouped into what we refer to as the Outdoor Group. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•	Black Diamond segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. It also offers advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	Sierra segment, which includes Sierra, is an American manufacturer of bullets intended for firearms. Sierra segment manufactures a wide range of high performance bullets for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales to external customers:
Black Diamond	$42,242	$39,441	$114,478	$106,790
Sierra	3,532	-	3,532	-
Sales to external customers	$45,774	$39,441	$118,010	$106,790
Segment operating income (expense):
Black Diamond	$2,085	$1,821	$1,098	$(225)
Sierra	416	-	416	-
Segment operating income (expense)	2,501	1,821	1,514	(225)
Restructuring charge	(33)	(282)	(116)	(1,275)
Transaction costs	(1,869)	-	(1,869)	(269)
Corporate and other expenses	(1,435)	(546)	(4,283)	(2,658)
Interest expense, net	(71)	(719)	(948)	(2,142)
(Loss) income before income tax	$(907)	$274	$(5,702)	$(6,569)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

On August 21, 2017, the Company purchased Sierra. Total preliminary assets of Sierra as of August 21, 2017 were $80,566. Depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Outdoor group depreciation:
Black Diamond	$569	$529	$1,674	$1,705
Sierra	156	-	156	-
Total outdoor group depreciation	$725	$529	$1,830	$1,705
Outdoor group amortization:
Black Diamond	$273	$269	$808	$808
Sierra	375	-	375	-
Total outdoor group amortization	$648	$269	$1,183	$808

NOTE 17. RELATED PARTY TRANSACTIONS

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

CLARUS CORPORATION

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2017, $0 and $89 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $46 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2017, $0 and $2 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $1 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full. The note discount as of December 31, 2016 of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

Upon the Company’s acquisition of Sierra, on August 21, 2017, the Company paid a fee in the amount of $1,000 to Kanders & Company, Inc. (“Kanders & Company”), which is included in transaction costs, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the acquisition. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors and a member of its Board of Directors, is the sole stockholder of Kanders & Company.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its growth strategy, including its ability to organically grow each of its historical product lines; the ability of the Company to identify potential acquisition or investment opportunities as part of its redeployment and diversification strategy; the Company’s ability to successfully redeploy its capital into diversifying assets or that any such redeployment will result in the Company’s future profitability; the Company’s ability to successfully integrate Sierra Bullets L.L.C.; the Company’s exposure to product liability of product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect trademarks, patents and other intellectual property rights; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Clarus (which may be referred to as the “Company,” “we,” “our” or “us”) is a holding company which seeks opportunities to acquire and grow businesses that can generate attractive shareholder returns. Presently, through its Outdoor Group, Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and technical categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond® and PIEPS® brands, we offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Sierra manufactures a wide range of high performance bullets for both rifles and pistols. Sierra bullets are used for precision target shooting, hunting and military and law enforcement purposes.

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”) in May 2010 and changed its name to Black Diamond, Inc., in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company completed the sale of certain assets to Samsonite LLC comprising Gregory Mountain Product’s business. On March 16, 2015, the Company announced that it was exploring a full range of strategic alternatives, including a sale of the entire Company and the potential sales of the Company’s Black Diamond Equipment (including PIEPS) and POC brands in two separate transactions.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On October 7, 2015, the Company sold its equity interests in POC, resulting in the conclusion of the Company’s review of strategic alternatives. On November 9, 2015, the Company announced that it was seeking to redeploy its significant cash balances to invest in high quality, durable, cash flow-producing assets in order to diversify our business and potentially monetize our substantial net operating losses as part of our asset redeployment and diversification strategy.

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra” or “Sierra Bullets”).

Clarus, as a holding company, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value in a diverse array of businesses.

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

There have been no significant changes to our critical accounting policies, with the exception to the policy below, as described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business Combinations

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.

Accounting Pronouncements Issued Not Yet Adopted

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended September 30, 2017 Compared to Condensed Consolidated Three Months Ended September 30, 2016

The following presents a discussion of condensed consolidated operations for the three months ended September 30, 2017, compared with the condensed consolidated three months ended September 30, 2016.

	Three Months Ended
	September 30, 2017	September 30, 2016

Sales
Domestic sales	$21,141	$17,939
International sales	24,633	21,502
Total sales	45,774	39,441

Cost of goods sold	30,490	27,105
Gross profit	15,284	12,336

Operating expenses
Selling, general and administrative	14,431	11,483
Restructuring charge	33	282
Transaction costs	1,869	-

Total operating expenses	16,333	11,765

Operating (loss) income	(1,049)	571

Other income (expense)
Interest expense, net	(71)	(719)
Other, net	213	422

Total other income (expense), net	142	(297)

(Loss) income before income tax	(907)	274
Income tax expense	676	679
Net loss	$(1,583)	$(405)

Sales

Consolidated sales increased $6,333, or 16.1%, to $45,774 during the three months ended September 30, 2017, compared to consolidated sales of $39,441 during the three months ended September 30, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $3,532 in sales during the three months ended September 30, 2017. The remaining increase was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $690 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended September 30, 2017 compared to the prior period.

Consolidated domestic sales increased $3,202, or 17.8%, to $21,141 during the three months ended September 30, 2017, compared to consolidated domestic sales of $17,939 during the three months ended September 30, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $2,301 in sales during the three months ended September 30, 2017. The remaining increase in domestic sales was attributable to the increase in the quantity of new and existing climb and ski products sold during the period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $3,131, or 14.6%, to $24,633 during the three months ended September 30, 2017, compared to consolidated international sales of $21,502 during the three months ended September 30, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $1,231 in sales during the three months ended September 30, 2017. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $690 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended September 30, 2017 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,385, or 12.5%, to $30,490 during the three months ended September 30, 2017, compared to consolidated cost of goods sold of $27,105 during the three months ended September 30, 2016. The increase in cost of goods sold was partially attributable to the inclusion of Sierra of $2,484, which included $420 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining amount of inventory that was recorded at fair value in purchase accounting, which totals $2,102, is expected to be sold during the fourth quarter of 2017 and first quarter of 2018. The remaining increase was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $2,948, or 23.9%, to $15,284 during the three months ended September 30, 2017, compared to consolidated gross profit of $12,336 during the three months ended September 30, 2016. Consolidated gross margin was 33.4% during the three months ended September 30, 2017, compared to a consolidated gross margin of 31.3% during the three months ended September 30, 2016. Consolidated gross margin during the three months ended September 30, 2017, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution, as well as lower costs related to the Company’s manufacturing activities that were transferred from China to the United States. Gross margin also benefited from the inclusion of Sierra; however, this benefit was offset by a decrease in gross margin of 0.9% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $2,948, or 25.7%, to $14,431 during the three months ended September 30, 2017, compared to consolidated selling, general and administrative expenses of $11,483 during the three months ended September 30, 2016. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $632, with the remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $345 during the three months ended September 30, 2017 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $249, or 88.3%, to $33 during the three months ended September 30, 2017, compared to consolidated restructuring expense of $282 during the three months ended September 30, 2016. Restructuring expenses incurred during the three months ended September 30, 2017, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $1,869 during the three months ended September 30, 2017, compared to consolidated transaction costs of $0 during the three months ended September 30, 2016, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net decreased $648, or 90.1%, to $71 during the three months ended September 30, 2017, compared to consolidated interest expense, net, of $719 during the three months ended September 30, 2016. Interest expense recognized during the three months ended September 30, 2016 was primarily attributable to the Company’s 5% Senior Subordinated Notes which were repaid during the three months ended March 31, 2017.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, decreased $209, or 49.5%, to income of $213 during the three months ended September 30, 2017, compared to consolidated other, net income of $422 during the three months ended September 30, 2016. The decrease in other, net, was primarily attributable to losses on mark-to-market adjustments on non-hedged foreign currency contracts and the absence of gains related to the sale of marketable securities during the three months ended September 30, 2017. These decreases were partially offset by an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax expense decreased $3, or 0.4%, to $676 during the three months ended September 30, 2017, compared to a consolidated income tax expense of $679 during the same period in 2016. The tax expense recorded during the three months ended September 30, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $109, an Alternative Minimum Tax related to the Ember dividend of $211, and Sierra amortization of indefinite lived intangibles and goodwill of $101. The tax expense recorded during the three months ended September 30, 2016 includes a discrete charge for a potential tax liability related to a tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The audit was formally closed during the three months ended September 30, 2017.

Our effective income tax rate was 74.5% for the three months ended September 30, 2017, compared to 247.8% for the same period in 2016. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were three discrete events in the amount of $421 recorded in the Company’s income tax provision calculation for the three months ended September 30, 2017. There was one discrete event in the amount of $520 recorded in the Company’s income tax provision calculation for the three months ended September 30, 2016.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Nine Months Ended September 30, 2017 Compared to Condensed Consolidated Nine Months Ended September 30, 2016

The following presents a discussion of condensed consolidated operations for the nine months ended September 30, 2017, compared with the condensed consolidated nine months ended September 30, 2016.

	Nine Months Ended
	September 30, 2017	September 30, 2016

Sales
Domestic sales	$59,474	$54,190
International sales	58,536	52,600
Total sales	118,010	106,790

Cost of goods sold	81,388	75,155
Gross profit	36,622	31,635

Operating expenses
Selling, general and administrative	39,826	37,311
Restructuring charge	116	1,275
Transaction costs	1,869	269
Arbitration award	-	(1,967)

Total operating expenses	41,811	36,888

Operating loss	(5,189)	(5,253)

Other (expense) income
Interest expense, net	(948)	(2,142)
Other, net	435	826

Total other expense, net	(513)	(1,316)

Loss before income tax	(5,702)	(6,569)
Income tax expense	990	1,020
Net loss	$(6,692)	$(7,589)

Sales

Consolidated sales increased $11,220, or 10.5%, to $118,010 during the nine months ended September 30, 2017, compared to consolidated sales of $106,790 during the nine months ended September 30, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $3,532 in sales during the nine months ended September 30, 2017. The remaining increase in sales was attributable to an increase in the quantity of new and existing climb, mountain and ski products sold during the period and an increase in sales of $700 due to the strengthening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2017 compared to the prior period.

Consolidated domestic sales increased $5,284, or 9.8%, to $59,474 during the nine months ended September 30, 2017, compared to consolidated domestic sales of $54,190 during the nine months ended September 30, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $2,301 in sales during the nine months ended September 30, 2017. The remaining increase in domestic sales was attributable to an increase in the quantity of new and existing climb and ski products sold during the period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $5,936, or 11.3%, to $58,536 during the nine months ended September 30, 2017, compared to consolidated international sales of $52,600 during the nine months ended September 30, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $1,231 in sales during the nine months ended September 30, 2017. The remaining increase in international sales was attributable to an increase in the quantity of new and existing climb, mountain and ski products sold during the period and an increase in sales of $700 due to the strengthening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2017 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $6,233, or 8.3%, to $81,388 during the nine months ended September 30, 2017, compared to consolidated cost of goods sold of $75,155 during the nine months ended September 30, 2016. The increase in cost of goods sold was partially attributable to the inclusion of Sierra of $2,484, which included $420 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining amount of inventory that was recorded at fair value in purchase accounting, which totals $2,102, is expected to be sold during the fourth quarter of 2017 and first quarter of 2018. The remaining increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $4,987, or 15.8%, to $36,622 during the nine months ended September 30, 2017, compared to consolidated gross profit of $31,635 during the nine months ended September 30, 2016. Consolidated gross margin was 31.0% during the nine months ended September 30, 2017, compared to a consolidated gross margin of 29.6% during the nine months ended September 30, 2016. Consolidated gross margin during the nine months ended September 30, 2017, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution, as well as lower costs related to the Company’s manufacturing activities that were transferred from China to the United States. Gross margin also benefited from the inclusion of Sierra; however, this benefit was offset by a decrease in gross margin of 0.4% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $2,515, or 6.7%, to $39,826 during the nine months ended September 30, 2017, compared to consolidated selling, general and administrative expenses of $37,311 during the nine months ended September 30, 2016. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $632, with the remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $536 during the nine months ended September 30, 2017 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $1,159, or 90.9%, to $116 during the nine months ended September 30, 2017, compared to consolidated restructuring expense of $1,275 during the nine months ended September 30, 2016. Restructuring expenses incurred during the nine months ended September 30, 2017, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. Restructuring expenses incurred during the nine months ended September 30, 2016, primarily related to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased $1,600, or 594.8%, to $1,869 during the nine months ended September 30, 2017, compared to consolidated transaction costs of $269 during the nine months ended September 30, 2016. The expenses during the nine months ended September 30, 2017 consisted of expenses related to the Company’s acquisition of Sierra. The expenses during the nine months ended September 30, 2017 consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the nine months ended September 30, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense, net, decreased $1,194, or 55.7%, to $948 during the nine months ended September 30, 2017, compared to consolidated interest expense, net, of $2,142 during the nine months ended September 30, 2016. The decrease in interest expense, net, was primarily attributable to the repayment of the Company’s 5% Senior Subordinated Notes during the three months ended March 31, 2017.

Other, net

Consolidated other, net, decreased $391, or 47.3%, to income of $435 during the nine months ended September 30, 2017, compared to consolidated other, net income of $826 during the nine months ended September 30, 2016. The decrease in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable, losses on mark-to-market adjustments on non-hedged foreign currency contracts and the absence of gains related to the sale of marketable securities during the three months ended September 30, 2017. These losses were partially offset by gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax expense decreased $30, or 2.9%, to $990 during the nine months ended September 30, 2017, compared to a consolidated income tax expense of $1,020 during the same period in 2016. The tax expense recorded during the nine months ended September 30, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $344, an Alternative Minimum Tax related to the Ember dividend of $211, and Sierra amortization of indefinite lived intangibles and goodwill of $101. The tax expense recorded during the nine months ended September 30, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge for a potential tax liability related to a tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The audit was formally closed during the three months ended June 30, 2017.

Our effective income tax rate was 17.4% for the nine months ended September 30, 2017, compared to 15.5% for the same period in 2016. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur. There were four discrete events in the amount of $676 recorded in the Company’s income tax provision calculation for the nine months ended September 30, 2017. There were two discrete events in the amount of $1,117 recorded in the Company’s income tax provision calculation for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Condensed Consolidated Nine Months Ended September 30, 2017 Compared to Condensed Consolidated Nine Months Ended September 30, 2016

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2017 compared with the condensed consolidated nine months ended September 30, 2016. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund our future expansion of operations and investing activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At September 30, 2017, we had total cash of $1,672 compared to a cash balance of $94,738 at December 31, 2016, which was substantially controlled by the Company’s U.S. entities. At September 30, 2017, the Company had $332 of the $1,672 in cash held by foreign entities, of which $332 is considered permanently reinvested.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Net cash (used in) provided by operating activities	$(16,578)	$5,405
Net cash (used in) provided by investing activities	(81,104)	7,301
Net cash provided by (used in) financing activities	4,491	(5,222)
Effect of foreign exchange rates on cash	125	70
Change in cash	(93,066)	7,554
Cash, beginning of period	94,738	88,401
Cash, end of period	$1,672	$95,955

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $16,578 during the nine months ended September 30, 2017, compared to consolidated net cash provided by operating activities of $5,405 during the nine months ended September 30, 2016. The increase in net cash used in operating activities during 2017 is primarily due to an increase in net operating assets, net of assets acquired or non-cash working capital of $24,039 partially offset by a decrease in net loss during the nine months ended September 30, 2017, compared to the same period in 2016.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $18,497 during the nine months ended September 30, 2017 compared to free cash flows provided of $3,369 during the same period in 2016. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2017	September 30, 2016

Net cash (used in) provided by operating activities	$(16,578)	$5,405
Purchase of property and equipment	(1,919)	(2,036)
Free cash flow	$(18,497)	$3,369

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $81,104 during the nine months ended September 30, 2017, compared to consolidated net cash provided by investing activities of $7,301 during the nine months ended September 30, 2016. The increase in cash used during the nine months ended September 30, 2017 is primarily due to the $79,238 used for the purchase of Sierra, net of cash acquired. The cash provided during the nine months ended September 30, 2016 was primarily from the sale of marketable securities of $10,235.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $4,491 during the nine months ended September 30, 2017, compared to consolidated cash used in financing activities of $5,222 during the nine months ended September 30, 2016. The cash provided during the nine months ended September 30, 2017 relates primarily to proceeds from the revolving credit facility offset by repayments of. The cash used during the nine months ended September 30, 2016 relates to the repurchase of its common stock.

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

CLARUS CORPORATION

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

Revolving Credit Facility

In conjunction with the acquisition of Sierra, on August 21, 2017, the Company together with its direct and indirect domestic subsidiaries entered into a third amended and restated loan agreement (the “Third Amended and Restated Loan Agreement”) with ZB, N.A. dba Zions First National Bank (the “Lender”), which matures on August 21, 2022. Under the Third Amended and Restated Loan Agreement, the Company has up to a $40,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a fourth amended and restated promissory note (revolving loan) (the “Revolving Line of Credit Promissory Note”). The maximum borrowing of $40,000 (the “Maximum Borrowing”) under the Revolving Line of Credit reduces by $1,250 per quarter until such time as the maximum borrowing amount is $20,000, provided, that the Company may request an increase of up to $20,000 as an accordion option (the “Accordion”) to increase the Revolving Line of Credit up to the Maximum Borrowing on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Availability under the Revolving Line of Credit may not exceed $30,000 unless the Company has sufficient eligible receivable, inventory and equipment assets at such time pursuant to formulas set forth in the Third Amended and Restated Loan Agreement.

All debt associated with the Third Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Net Debt (subject to adjustments as set forth in the Third Amended and Restated Loan Agreement) to Trailing Twelve Month Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 3.00% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 2.00 and less than 2.75; (iii) one month LIBOR plus 2.00% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is greater than or equal to 1.00 and less than 2.00; and (iv) one month LIBOR plus 1.5% per annum at all times that Total Net Debt to Trailing Twelve Month EBITDA ratio is less than 1.00.

Any amount outstanding under the Third Amended and Restated Loan Agreement will be secured by a general first priority Uniform Commercial Code (“UCC”) security interest in all material domestic assets of the Company and its domestic subsidiaries, including, but not limited to: accounts, accounts receivable, inventories, equipment, real property, ownership in subsidiaries, and intangibles including patents, trademarks and copyrights. Proceeds of the foregoing will be secured via pledge and control agreements on domestic depository and investment accounts not held with the Lender.

The Third Amended and Restated Loan Agreement contains certain financial covenants including restrictive debt covenants that require the Company and its subsidiaries to maintain a minimum fixed charge coverage ratio, a maximum total leverage ratio, a minimum net worth, a positive amount of asset coverage and limitations on capital expenditures, all as calculated in the Third Amended and Restated Loan Agreement.

In addition, the Third Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amended and Restated Loan Agreement. The Third Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts. As of September 30, 2017, the Company had drawn $27,353 on the $40,000 revolving credit facility.

CLARUS CORPORATION

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the three and nine months ended September 30, 2017, $0 and $89 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $46 in interest, respectively, was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the three and nine months ended September 30, 2017, $0 and $2 in interest, respectively, was paid to Kanders GMP Holdings, LLC, and $0 and $1 in interest, respectively, was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2017, were effective. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting Sierra’s internal control over financial reporting associated with total assets of $79,918 and total revenues of $3,532 included in the condensed consolidated financial statements of the Company as of September 30, 2017.

Changes in Internal Control over Financial Reporting

On August 21, 2017, the Company acquired Sierra. Because Sierra utilizes separate information and accounting systems, the Company has implemented changes to its internal controls over financial reporting to include the consolidation of Sierra, as well as acquisition-related accounting and disclosures. The acquisition of Sierra represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2016.

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the Sierra acquisition and evaluating when it will complete an evaluation and review of Sierra’s internal controls over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On November 7, 2017, the Company delivered a letter (the “Letter”) to Greenhouse Funds LLLP and its affiliates (collectively, “Greenhouse”) approving Greenhouse’s request to be permitted under the Company’s Rights Agreement dated as of February 12, 2008 to acquire beneficial ownership in excess of 4.9% of the Company’s outstanding shares of common stock. Such approval is conditioned upon, and subject to Greenhouse: (i) not increasing such beneficial ownership to in excess of 7.5% of the Company’s outstanding shares of common stock; (ii) remaining continuously eligible to report its ownership of the Company’s common stock on Schedule 13G; and (iii) increasing such beneficial ownership to in excess of 4.9% of the Company’s outstanding shares of common stock on or before the twelve month anniversary of the date of the Letter.

CLARUS CORPORATION

Furthermore, in the event that Greenhouse increases its beneficial ownership to in excess of 4.9% of the Company’s outstanding shares of common stock and then subsequently reduces its beneficial ownership to below 4.9%, the approval granted pursuant to the Letter shall immediately terminate and the applicable party would need to obtain a new approval from the Company’s Board of Directors before seeking to again increase its beneficial ownership to in excess of 4.9% of the Company’s outstanding shares of common stock.

A copy of the Letter is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1 and is incorporated herein by reference as if fully set forth herein. The foregoing summary description of the Letter is not intended to be complete and is qualified in its entirety by the complete text of the Letter.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Purchase and Sale Agreement dated as of August 21, 2017, by and among Everest/Sapphire Acquisition, LLC, Sierra Bullets, L.L.C., BHH Management, Inc., and Lumber Management, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2017 and incorporated herein by reference).

10.2	Third Amended and Restated Loan Agreement, effective as of August 21, 2017, by and among ZB, N.A. dba Zions First National Bank, a national banking association, as Lender, and Clarus Corporation; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; BD European Holdings, LLC, and Sierra Bullets, L.L.C. as Borrowers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2017 and incorporated herein by reference).

10.3	Fourth Amended and Restated Promissory Note (Revolving Loan) dated effective as of August 21, 2017, by and among Clarus Corporation; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; BD European Holdings, LLC, and Sierra Bullets, L.L.C. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 25, 2017 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Letter to Greenhouse Funds LLLP dated November 7, 2017 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: November 7, 2017	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman
(Principal Executive Officer)

	By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

CLARUS CORPORATION

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Letter to Greenhouse Funds LLLP dated November 7, 2017 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

