Form 10-K
period 2017-12-31
Clarus Corp
filed 2018-03-12
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2017 was approximately $148.9 million based on $6.65 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 7, 2018, there were 30,041,265 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2017 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”), a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value in a diverse array of businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond and PIEPS brands, we offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high performance bullets for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment” or “BDEL”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products”, “Gregory” or “GMP”) in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company completed the sale of certain assets to Samsonite LLC comprising Gregory Mountain Product’s business. On October 7, 2015, the Company sold its equity interests in POC.

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra” or “Sierra Bullets”).

Market Overview

Our primary target customers are outdoor-oriented consumers who enjoy active, outdoor-focused lifestyles. The users of our products are made up of a wide range of outdoor enthusiasts, including climbers, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We believe we have a strong reputation for style, quality, design, and durability in each of our core product lines.

As the variety of outdoor sports activities continue to grow and proliferate, and existing outdoor sports evolve and become ever more specialized, we believe other outdoor companies are failing to address the unique technical and performance needs of enthusiasts involved in such specialized activities. We believe we have been able to help address this void in the marketplace by seeking to leverage our user intimacy and improving on our existing product lines by expanding our product offerings into new niche categories and products, and by incorporating innovative industrial design and engineering and performance tolerances into our products. We believe the credibility and authenticity of our brands expands our potential market beyond committed outdoor athletes to those outdoor generalist consumers who desire to lead active outdoor-focused lifestyles.

Growth Strategies

Our growth strategies are to achieve sustainable, profitable growth organically while seeking to expand our business through targeted, strategic acquisitions. We intend to create innovative new products, increase consumer and retailer awareness and demand for our products, and build stronger emotional brand connections with consumers over time across a growing number of geographic markets.

Continue to Service and Grow Existing Accounts. We continue to seek to develop strong relationships with our key retail, distributor and OEM partners through a mutual respect and admiration for the sports we serve. Through our various corporate initiatives, a focus on being easy to do business with, the extension of our existing product portfolios, and an emphasis on quality, brand awareness and marketing, we plan to grow our existing accounts as well as foster new relationships.

Broaden Distribution Footprint. We believe there is a significant opportunity to expand the presence and penetration of each of our brands outside of the U.S. market. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond brand, positioning it as a global brand with American roots and PIEPS as a global brand with European roots. We believe there is also a significant opportunity to expand our Sierra brand more extensively outside the U.S. market through additional sales and marketing investments.

New Product Development and Innovation. To drive organic growth within our existing businesses, we intend to leverage our strong brand names, customer relationships and proven capacity for innovation to develop new products and product extensions in each of our existing product categories, and to expand into new product categories. Our new technologies are generally inspired by our continuing commitment to maximize the enjoyment and efficacy of the products for the outdoor sports for which we design.

Acquisition of Complementary Businesses. We expect to target acquisitions as a viable opportunity to gain access to new product groups and customer channels and increase penetration of existing markets. We may also pursue acquisitions that diversify the Company into new and unrelated markets. To the extent we pursue future acquisitions, we intend to focus on businesses with leading brands, recurring revenue, sustainable margins and strong cash flow. We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings and new capital markets offerings.

Competitive Strengths

Authentic Portfolio of Iconic Brands. We believe that our brands are iconic among devoted active outdoor enthusiasts with a strong reputation for innovation, style, quality, design, safety and durability. Our Black Diamond brand traces its roots to 1957 and has continuously been synonymous with the sports it serves. Our PIEPS brand traces its history to 1967 and has come to represent premium alpine performance in emergency situations. Our Sierra brand was founded in 1947 and we believe represents the most precise and accurate bullets available for the shooting enthusiast. Our brands also appeal to everyday customers seeking high quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

Black Diamond Equipment: Black Diamond Equipment products are designed for climbers, mountaineers and skiers as well as aspirational outdoor enthusiasts. We focus on innovation and performance, and we strive to deliver products that epitomize high quality and durability. Over the last ten years, Black Diamond Equipment has received over 500 product awards. In Spring 2017, Black Diamond Equipment received several awards in the climbing equipment category for its debut in rock climbing shoes. Specifically, its new Momentum climbing shoe, featuring Black Diamond’s innovative engineered knit technology, received several editorial awards from such outlets as Outside, Men’s Journal, Men’s Health, Gear Patrol and GearJunkie. For Fall 2017, Black Diamond Equipment’s ski category was awarded over twenty editorial awards for products including its new Boundary Pro 107, Boundary Pro 115, Route 95 and Helio 88 skis. Notably, Black Diamond Equipment apparel was recognized by ISPO with an ISPO Gold award in the outdoor category for its Helio Glove. So far in 2018, Black Diamond Equipment earned two awards at the Outdoor Retailer Winter Market 2018 in Denver, Colorado, and at 2018 ISPO Munich. Award winning products include its Offset Stoppers and Engineered Chalk, both from the climbing category.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in beacon technology (having created the modern avalanche transceiver) and avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce avalanche airbag technology platform. Most recently in January 2018, PIEPS earned “Gear of the Year” honors for its newest avalanche beacon, the Micro, from BackcountrySkiingCanada.com.

Sierra: Sierra is an iconic American manufacturer of bullets. Based in Sedalia, Missouri since 1990, Sierra manufactures a wide range of high performance bullets for both rifles and pistols. Sierra bullets are used for precision target shooting, hunting and military and law enforcement purposes.

Strong Base of Business. Our outdoor products business benefits from a strong reputation for paradigm changing, high quality, innovative products that make us a leader in the outdoor industry with particular strength in product categories such as climbing, skiing, mountaineering and shooting. Underlying our innovative product lines is a strong stable of intellectual property, with multiple patents and patent applications, as well as valuable brands and trademarks. In addition, our user intimacy, strong retailer partnerships, operations and execution acumen and leadership as a champion in the access, education, and stewardship issues that affect our customers contribute to the robustness of our business.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 100 patents and patents pending worldwide. Our employees’ passion and intimacy with our core outdoor activities fosters new and innovative ideas and products, which we believe provides a significant advantage that will drive our Company to new levels. We seek to design products that enhance our customers’ personal performance as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality and integrity that our brands are known for. We believe that our vertically integrated design, development process and enthusiastic employee base provide us with a unique competitive advantage to continue to drive future innovation for our Company and the markets we serve.

Diversified Portfolio by Product, Geography and Channel. Our business is highly diversified across products, geographies, and channels. We operate a multi-brand business with Black Diamond, Sierra, and PIEPS branded products spanning 30 single product categories addressing four primary categories of climbing, skiing, mountain, and sport. Our lighting and bullet categories are the only product categories that account for more than 15% of annual sales on a pro forma basis for the year ended December 31, 2017. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 46% of our sales on a pro forma basis for the year ended December 31, 2017 generated outside the United States in over 50 countries. We believe that our product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single product category or point of distribution.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 29% of our outstanding common stock as of March 7, 2018, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our capital structure provides us with the capacity to fund future growth and our net operating loss and tax credit carryforwards are expected to offset our net taxable income, which is expected to allow us to retain cash flow for future growth.

Operating Segments

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•	Black Diamond segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. It also offers advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high performance bullets for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

See Note 16 to our consolidated and combined financial statements for financial information regarding our segments.

Products

Our products span 30 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also manufacturer high quality bullets with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. Generally, we divide our product offerings into the following four primary categories:

•	Climb: Our climb line consists of apparel, and equipment such as belay/rappel devices, bouldering products, carabiners, climbing packs, crampons, harnesses, ice axes, protection devices, a bouldering line of technical apparel, and various other climbing accessories. Our climb line represented approximately 31% of our sales on a pro forma basis during the year ended December 31, 2017.

•	Mountain: Our mountain line consists of apparel, gloves, packs, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 35% of our sales on a pro forma basis during the year ended December 31, 2017.

•	Ski: Our ski line consists of technical apparel, avalanche airbags, packs, bindings, poles, skis, snow gloves, avalanche safety devices, and other skiing accessories. Our ski line represented approximately 18% of our sales on a pro forma basis during the year ended December 31, 2017.

•	Sport: Our sport line consists of premium quality high-precision bullets used in competitive shooting, hunting and other applications and environments. Our sport line represented approximately 16% of our sales on a pro forma basis during the year ended December 31, 2017.

Product Design and Development

We conduct our product research and design activities at our locations in Salt Lake City, Utah, Sedalia, Missouri and Lebring, Austria, and conduct product evaluations at our offices located in Innsbruck, Austria.

We typically bring new products from concept to market in approximately 24 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred. As of December 31, 2017, we had 61 employees dedicated to research and development and have spent approximately $22.1 million in connection with research and development activities over the last three calendar years.

Customers

We market and distribute our products in over 50 countries, primarily through independent specialty stores and specialty chains, premium sporting goods and outdoor recreation stores, distributors and OEMs in the United States, Canada, Europe, Middle East, Asia, Australia, New Zealand, and South America. Outside of North America and Europe, we sell our products through independent global distributors into specialty retail stores. We also sell our products directly to customers through our various websites.

Our end users include a broad range of consumers, including mountain, rock, ice, and gym climbers, winter outdoor enthusiasts, backpackers, competitive shooters, hunters, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and high-precision products to enhance their performance and, in some cases, safety in a multitude of outdoor activities. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2017, REI accounted for approximately 13% of our sales on a pro forma basis. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

Our sales force is generally deployed by geographic region: Canada, Europe, Latin America, Asia, and the United States. Our focus is on providing our products to a broad spectrum of outdoor enthusiasts. Within each of our brands, we strive to create a unique look for our products and to communicate those differences to the consumer. In addition, we are continuously exploring uses for brand and market research. We also regularly utilize various promotions and public relations campaigns.

We have consistently established relationships with professional athletes and influencers to help evaluate, promote and establish product performance and authenticity with customers. Such brand endorsers are one of many elements in our array of marketing materials, including instore displays, brochures and on our websites.

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

Our objective is to deliver high quality products on-time, in the most cost-efficient manner, and to support innovation to market. To achieve this, everyone in the organization is involved to continuously improve how we operate.

The Black Diamond Equipment and PIEPS manufacturing and distribution operations are ISO 9001–2008 certified by an independent certifying agency and are audited yearly by an independent certifying body to ensure Black Diamond Equipment’s and PIEPS’ quality management systems meet the requirements of ISO 9001–2008 and to ensure that Black Diamond Equipment’s and PIEPS’ certified products meet all necessary certification requirements. Sierra employs a best-in-class proprietary manufacturing process with respect to each one of its products. This process is performed in house and includes control of bullet jacket wall concentricity utilizing strict quality control standards overseen by experienced employees, yielding what we believe to be the tightest tolerances in the industry.

We manufacture approximately 25% to 30% of our products, including nearly all climbing hard goods and bullets, in our facilities in the United States. The remaining approximately 70% to 75% of our products are also manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

Sourcing

We source raw materials and components from a variety of suppliers. Our primary raw materials include copper, lead, aluminum, steel, nylon, corrugated cardboard for packaging, metal, plastic and electrical components, and various textiles, foams, and fabrics. The raw materials and components used to manufacture our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

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

Competition

Because of the diversity of our product offerings, we compete by niche with a variety of companies. Our products must stand up to the high standards set by the end users in each category where quality, durability and performance are paramount. We believe our products compete favorably on the basis of product innovation, product performance, marketing support, and price.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as belay devices, carabiners, and harnesses, compete with products from companies such as Arc’Teryx, Petzl, CAMP, EDELRID, and Mammut.

•	Mountain: Our mountaineering products, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Mammut, Deuter, Leki, Komperdell, Marmot, Mountain Hardwear, Osprey, Sierra Designs, and The North Face.

•	Ski: Our skiing apparel, equipment and accessories, such as technical apparel, skis, poles, avalanche airbags and transceivers, compete with products from competitors such as Arc’Teryx, Backcountry Access, Dynafit (Salewa), Dynastar (Lange), K2, Mammut, Marker, Nordica, Ortovox, Salomon, Scarpa, Scott, and Volkl.

•	Sport: Our sport products are unique in that Sierra is the only pure-play bullet manufacturer. As such, we both sell bullets to retailers and distributors for sale to consumers but also supply OEMs who also sometimes manufacture bullets as well. Such companies include Vista, Nammo, Hornady, Fiocchi, Olin, and Remington.

In addition, in certain categories we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, skiing, and mountaineering products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Build.Engineer.Repeat”™, Sierra®, Sierra® MatchKing®, Sierra® GameKing®, Sierra® BlitzKing® and PIEPS™, create international brand recognition for our products.

We believe our brands have an established reputation for high quality, reliability, and value, and accordingly, we actively monitor and police our brands against infringement to ensure their viability and enforceability.

In addition to trademarks, we hold over 100 patents and patents pending worldwide for a wide variety of technologies across our product lines.

Our success with our proprietary products is generally derived from our “first mover” advantage in the market as well as our commitment to protecting our current and future proprietary technologies and products, which acts as a deterrent to infringement of our intellectual property rights. While we believe our patent and trademark protection policies are robust and effective, if we fail to adequately protect our intellectual property rights, competitors may manufacture and market products similar to ours. Our principal intellectual property rights include our patents and trademarks but also include products containing proprietary trade secrets and manufacturing know-how.

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

Seasonality

The Company’s products are outdoor recreation related, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products including rock climbing gear, packs and tents, and in the third and fourth quarters for our ski, glove and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 53% of our sales on a pro forma basis while spring/summer represents approximately 47% of our sales on a pro forma basis. Sales of other products such as headlamps, lanterns, trekking poles and bullets are generally balanced throughout the year.

Working capital requirements vary throughout the year. Working capital increases during the first and third quarters of the year as inventory builds to support peak shipping periods and then decreases during the second and fourth quarters of the year as those inventories are sold and accounts receivable are collected.

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

Employees

As of December 31, 2017, we had over 500 employees worldwide. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2017 are as follows:

Warren B. Kanders, 60, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

Aaron J. Kuehne, 39, has served as our Chief Financial Officer, Secretary and Treasurer, since November 2013 and as our Chief Administrative Officer since May 16, 2016. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with an M.B.A. degree from University of Utah – David Eccles School of Business in 2004.

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

Materials we file with the Securities and Exchange Commission may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 100 F Street, Room 1580, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Securities and Exchange Commission’s Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission at www.sec.gov. In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Clarus Corporation, c/o the Secretary, 2084 East 3900 South, Salt Lake City, UT 84124. The contents of the websites identified above are not incorporated into this Annual Report on Form 10-K.

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

Risks Related to Our Industry

Many of the products we sell are used for inherently risky outdoor pursuits and could give rise to product liability or product warranty claims and other loss contingencies, which could affect our earnings and financial condition.

Many of our products are used in applications and situations that involve high levels of risk of personal injury and death. As a result, we maintain a staff who focus on the appropriate disclaimers and markings and testing and seek to assure the quality and safety of our products. We stay current with the law to seek to provide thorough and protective disclaimers and instructions on all of our products and packaging. Furthermore, our technical climbing and avalanche safety equipment and our related operations meet and are certified to International Personal Protective Equipment (PP) standards set by the EEC or ISO 9001 quality system standards. Failure to use our products for their intended purposes, failure to use or care for them properly, or their malfunction, or, in some limited circumstances, even correct use of our products, could result in serious bodily injury or death.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2017, REI accounted for approximately 13% of pro forma sales. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

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

Approximately 46% of our pro forma sales for the year ended December 31, 2017 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Changes in governmental regulation, legislation or public opinion regarding the manufacture and sale of bullets, or the possession and use of firearms and ammunition, could adversely affect our Sierra segment and overall financial results.

The manufacture and sale of bullets by our Sierra segment, and the possession and use of firearms and ammunition by our customers, is subject to significant governmental regulation. We hold all licenses necessary for the legal manufacture and sale of our bullets.  However, federal, state or local legislatures may enact further legislation regarding the manufacture and sale of bullets, and the possession and use of firearms and ammunition by our customers, such as point-of-sale background checks, age and other restrictions on ammunition purchases or further licensing of ammunition dealers.  Such legislation, if enacted, could materially and adversely affect the sale of bullets that we manufacture.

The manufacture and sale of bullets, and the possession and use of firearms and ammunition, is also the subject of significant public interest and debate. If public opinion should worsen, it may lead to boycotts of certain of our products and decreased demand for the bullets and other products we manufacture by consumers and the other constituencies with which we deal, including suppliers, distributors and retailers, all of which could be a catalyst for potentially adverse reactions from our shareholders.

We cannot assure you that governmental regulation, legislation or public opinion regarding the manufacture and sale of bullets, or the possession and use of firearms and ammunition, will not become more restrictive or worsen in the future. We also cannot assure you that any such negative public opinion relating to our Sierra segment would not affect our Black Diamond segment, nor can we assure you that any such changes in governmental regulation, legislation or public opinion will not have a material adverse effect on our business, results of operations or financial condition.

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

An element of our general growth strategy is the acquisition of or investment in businesses and assets that will diversify our current business, increase size, expand our geographic scope of operations and otherwise offer growth opportunities. We may not be able to successfully identify attractive acquisition or investment opportunities, obtain financing for acquisitions, make acquisitions on satisfactory terms, or successfully acquire and/or integrate identified targets. In identifying, evaluating and selecting a target business or assets for a potential acquisition or investment, we expect to encounter intense competition from other entities, including blank check companies, private equity groups, venture capital funds, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us which will give them a competitive advantage in pursuing the acquisition of certain target businesses.

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

Our previously announced growth strategy may negatively impact our business, financial condition and results of operations.

The Company announced that it is seeking to invest in high-quality, durable, cash flow-producing assets potentially unrelated to the outdoor industry in order to diversify our business and potentially monetize our substantial net operating losses as part of our previously announced growth strategy. There can be no assurance as to the outcome of the growth strategy, that any particular acquisition or investment opportunities will be consummated, that any transaction will occur, or that our net operating losses will be monetized. In addition, our growth strategy may create perceived uncertainties as to our future direction and may result in the loss of employees, customers or business partners.

Turmoil across various sectors of the financial markets may negatively impact the Company’s business, financial condition, and/or operating results as well as our ability to effectively execute our growth strategy.

Various sectors of the credit markets and the financial services industry have experienced a period of unprecedented turmoil and upheaval characterized by disruption in the credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the future recurrence of these events cannot be predicted, they may have a material adverse effect on our ability to obtain financing necessary to effectively execute acquisitions, the ability of our customers and suppliers to continue to operate their businesses or the demand for our products, which could have a material adverse effect on the market price of our common stock and our business, financial condition, and results of operations.

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

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.

There have been an increasing number of global cyber security incidents affecting companies, which have caused operational failures or compromised sensitive or confidential corporate and personal data. Although we do not believe our systems are at a greater risk of cyber security incidents than other companies that are comparable to ours, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions, and our acquisition activities could increase such risk. Possible impacts associated with a cyber security incident may include, among other things, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with privacy and other laws and regulations that are applicable to us.

Interruptions in the proper functioning of our information systems or other issues with our enterprise resource planning systems could cause disruption to our operations.

We heavily rely on our information systems to manage our various business operations, including our ordering, pricing, billing, inventory management, supply chain, accounting and other processes. Our systems may be subject to damage or interruption from a variety of sources, including power outages, computer and telecommunications failures, computer viruses, cyber security breaches, vandalism, severe weather conditions, catastrophic events, terrorism, and human error. Although we do maintain disaster recovery measures in place which we believe to be adequate, we cannot assure you that our disaster recovery measures can account for all eventualities. If our systems are damaged, fail to function properly, or otherwise become compromised or unavailable, we may incur substantial costs to repair or replace them, and we may experience loss of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business, results of operations and financial condition.

Our information technology systems require periodic modifications, upgrades, and replacement that subject us to costs and risks, including potential disruption to our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel or outside firms to implement and operate existing or new systems, and other risks and costs of delays or difficulties in transitioning to new or modified systems or of integrating new or modified systems into our current systems. In addition, challenges implementing new or modified technology systems may cause disruptions in our business operations and have an adverse effect on our business operations if not anticipated and appropriately mitigated.

Our Board of Directors and executive officers have significant influence over our affairs.

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 29% of our outstanding common stock as of March 7, 2018. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our senior management team, including Warren B. Kanders. If we were to lose the services of any member of our senior management, our business may be significantly impaired. In addition, many of our senior executives have strong industry reputations, which aid us in identifying acquisition and borrowing opportunities, and having such opportunities brought to us. The loss of the services of these key personnel could materially and adversely affect our operations because of diminished relationships with lenders, existing and prospective tenants, property sellers and industry personnel.

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

We have outstanding an aggregate of 30,041,265 shares of our common stock as of March 7, 2018. This includes 7,835,284 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,919,017 hypothecated and/or pledged as security for loans from financial institutions, which hypothecation has been in place for over ten years, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2017, the Company and its subsidiaries lease or own facilities throughout the U.S. and Europe. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Black Diamond Segment

Corporate Headquarters:	Salt Lake City, Utah	Owned

Black Diamond U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased/Owned

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

Sierra Segment

Sierra U.S. Distribution and Manufacturing Facilities:	Sedalia, Missouri	Owned

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for trading on NASDAQ Global Select Market under the trading symbol “CLAR”. The following table sets forth the reported high and low sale prices for the periods indicated:

	High	Low
Year ended December 31, 2017
First Quarter	$6.23	$5.00
Second Quarter	$7.10	$5.10
Third Quarter	$7.80	$5.20
Fourth Quarter	$8.00	$6.75

Year ended December 31, 2016
First Quarter	$5.19	$3.85
Second Quarter	$4.61	$3.93
Third Quarter	$5.21	$4.11
Fourth Quarter	$6.85	$4.75

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2012 and ending on December 31, 2017 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2012. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Clarus Corporation	$100.00	$162.56	$106.71	$53.90	$65.24	$95.73
The Russell 2000 Index	$100.00	$137.00	$141.84	$133.74	$159.78	$180.79
NASDAQ Global Select Market	$100.00	$138.00	$156.90	$166.49	$179.13	$230.05

Stockholders

On March 7, 2018, the last reported sales price for our common stock was $6.85 per share. As of March 7, 2018, there were 89 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2017:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	2,208,500	$9.09	6,153,461

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	3,008,500	$9.00	6,153,461

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below have been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K. On July 23, 2014, the Company completed the sale of certain assets of Gregory Mountain Products. On October 7, 2015, the Company completed the sale of POC. The activities of Gregory Mountain Products and POC have been segregated and reported as discontinued operations for all periods presented. On August 21, 2017, the Company acquired Sierra Bullets. See Note 2. Acquisition to the notes to consolidated financial statements.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$170,687	$148,189	$155,266	$158,303	$141,120
Gross profit	53,810	43,684	54,246	57,629	47,334
Loss from continuing operations	(673)	(8,978)	(88,106)	(9,618)	(10,675)
Net (loss) income	(673)	(8,978)	(77,542)	14,007	(5,870)

Loss from continuing operations per share:
Basic	$(0.02)	$(0.30)	$(2.70)	$(0.30)	$(0.33)
Diluted	(0.02)	(0.30)	(2.70)	(0.30)	(0.33)

Income from discontinued operations per share:
Basic	-	-	0.32	0.73	0.15
Diluted	-	-	0.32	0.73	0.15

Net (loss) income per share:
Basic	(0.02)	(0.30)	(2.38)	0.43	(0.18)
Diluted	(0.02)	(0.30)	(2.38)	0.43	(0.18)

Weighted average common shares outstanding for earnings per share:
Basic	30,022	30,397	32,600	32,567	32,007
Diluted	30,022	30,397	32,600	32,567	32,007

	December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Total current assets	$99,444	$166,945	$180,581	$158,560	$106,381
Total assets	207,449	210,457	226,792	315,540	321,423

Long-term obligations, net of current	24,683	9,042	30,914	25,807	44,914
Total liabilities	44,467	49,649	52,360	58,347	74,173

Total stockholders' equity	162,982	160,808	174,432	257,193	247,250

The gross profit for the year ended December 31, 2017, included $2,098 related to the sale of Sierra inventory that was recorded at fair value in purchase accounting. The remaining amount of inventory that was recorded at fair value in purchase accounting, which totals $1,049, is expected to be sold during the first quarter of 2018.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its growth strategy, including its ability to organically grow each of its historical product lines; the ability of the Company to identify potential acquisition or investment opportunities as part of its acquisition strategy; the Company’s ability to successfully execute its acquisition strategy or that any such strategy will result in the Company’s future profitability; the Company’s ability to successfully integrate Sierra Bullets, L.L.C.; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”), a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value in a diverse array of businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond and PIEPS brands, we offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high performance bullets for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On July 23, 2014, the Company completed the sale of certain assets to Samsonite LLC comprising Gregory Mountain Product’s business. On October 7, 2015, the Company sold its equity interests in POC.

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

•	We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to the projected financial information related to each individual asset, particularly forecasted revenue. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and thus, actual results may differ from estimates.

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We may make assumptions, judgments and estimates in order to determine the future taxable income available to support the recoverability of deferred tax assets at a more-likley-than-not threshold. The sources of future taxable income include 1) future reversal of existing taxable temporary differences, 2) taxable income in carryback years if carryback is permitted, 3) future taxable income from future operations, and 4) tax planning strategies. The degree and subjectivity and judgment increases as the source of future taxable income becomes more inherently subjective. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

•	We make ongoing estimates of potential excess, close-out or slow moving inventory. We evaluate our inventory on hand considering our sales forecasts and historical experience to identify excess, close-out or slow moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2017 Compared to Consolidated Year Ended December 31, 2016

The following presents a discussion of consolidated operations for the year ended December 31, 2017, compared with the consolidated year ended December 31, 2016:

	Year Ended December 31,
	2017	2016

Sales
Domestic sales	$88,603	$76,079
International sales	82,084	72,110
Total sales	170,687	148,189

Cost of goods sold	116,877	104,505
Gross profit	53,810	43,684

Operating expenses
Selling, general and administrative	56,295	49,936
Restructuring charge	160	1,395
Merger and integration	82	-
Transaction costs	2,088	290
Arbitration award	-	(1,967)

Total operating expenses	58,625	49,654

Operating loss	(4,815)	(5,970)

Other (expense) income
Interest expense, net	(1,288)	(2,876)
Other, net	343	533

Total other expense, net	(945)	(2,343)

Loss before income tax	(5,760)	(8,313)
Income tax (benefit) expense	(5,087)	665
Net loss	$(673)	$(8,978)

Sales

Consolidated sales increased $22,498, or 15.2%, to $170,687 during the year ended December 31, 2017, compared to consolidated sales of $148,189 during the year ended December 31, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $10,356 in sales during the year ended December 31, 2017. The remaining increase in sales was attributable to an increase in the quantity of new and existing climb, mountain and ski products sold during the period and an increase in sales of $1,701 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2017 compared to the prior period.

Consolidated domestic sales increased $12,524, or 16.5%, to $88,603 during the year ended December 31, 2017, compared to consolidated domestic sales of $76,079 during the year ended December 31, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $7,437 in sales during the year ended December 31, 2017. The remaining increase in domestic sales was attributable to an increase in the quantity of new and existing climb and ski products sold during the period.

Consolidated international sales increased $9,974, or 13.8%, to $82,084 during the year ended December 31, 2017, compared to consolidated international sales of $72,110 during the year ended December 31, 2016. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $2,919 in sales during the year ended December 31, 2017. The remaining increase in international sales was attributable to an increase in the quantity of new and existing climb, mountain and ski products sold during the period and an increase in sales of $1,701 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2017 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $12,372, or 11.8%, to $116,877 during the year ended December 31, 2017, compared to consolidated cost of goods sold of $104,505 during the year ended December 31, 2016. The increase in cost of goods sold was partially attributable to the inclusion of Sierra, which accounted for $8,331 of such cost of goods sold, and included $2,098 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining amount of inventory that was recorded at fair value in purchase accounting, which totals $1,049, is expected to be sold during the first quarter of 2018. The remaining increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $10,126, or 23.2%, to $53,810 during the year ended December 31, 2017, compared to consolidated gross profit of $43,684 during the year ended December 31, 2016. Consolidated gross margin was 31.5% during the year ended December 31, 2017, compared to a consolidated gross margin of 29.5% during the year ended December 31, 2016. Consolidated gross margin during the year ended December 31, 2017, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution, as well as lower costs related to the Company’s manufacturing activities that were transferred from China to the United States. Gross margin also benefited from the inclusion of Sierra; however, this benefit was offset by a decrease in gross margin of 1.2% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting during the year ended December 31, 2017.

Selling, General and Administrative

Consolidated selling, general and administrative expenses increased $6,359, or 12.7%, to $56,295 during the year ended December 31, 2017, compared to consolidated selling, general and administrative expenses of $49,936 during the year ended December 31, 2016. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $2,370, with the remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $954 during the year ended December 31, 2017 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $1,235, or 88.5%, to $160 during the year ended December 31, 2017, compared to consolidated restructuring expense of $1,395 during the year ended December 31, 2016. Restructuring expenses incurred during the year ended December 31, 2017, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. Restructuring expenses incurred during the year ended December 31, 2016, primarily related to benefits provided to employees who were terminated due to the Company’s reduction-in-force as part of its continued realignment of resources within the organization, costs associated with the move of the Company’s Black Diamond Equipment European office from Basel, Switzerland to Innsbruck, Austria, and costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Merger and Integration Costs

Consolidated merger and integration expense increased to $82 during the year ended December 31, 2017 compared to consolidated merger and integration expense of $0 during the year ended December 31, 2016, which consisted of expenses related to the integration of Sierra.

Transaction Costs

Consolidated transaction expense increased $1,798, or 620.0%, to $2,088 during the year ended December 31, 2017, compared to consolidated transaction costs of $290 during the year ended December 31, 2016. The expenses during the year ended December 31, 2017 consisted of expenses related to the Company’s acquisition of Sierra. Upon the Company’s acquisition of Sierra, on August 21, 2017, the Company paid a fee in the amount of $1,000 to Kanders & Company, Inc. (“Kanders & Company”) in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the acquisition. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors and a member of its Board of Directors, is the sole stockholder of Kanders & Company. The expenses during the year ended December 31, 2016 consisted of expenses related to the Company’s redeployment and diversification strategy.

Arbitration Award

During the year ended December 31, 2016, the Company received an arbitral award on agreed terms of $1,967, related to certain claims against the former owner of PIEPS associated with the voluntary recall of all the PIEPS VECTOR avalanche transceivers during the year ended December 31, 2013.

Interest Expense, net

Consolidated interest expense, net, decreased $1,588, or 55.2%, to $1,288 during the year ended December 31, 2017, compared to consolidated interest expense, net, of $2,876 during the year ended December 31, 2016. The decrease in interest expense, net, was primarily attributable to the repayment of the Company’s 5% Senior Subordinated Notes during the three months ended March 31, 2017.

Other, net

Consolidated other, net, decreased $190, or 35.6%, to income of $343 during the year ended December 31, 2017, compared to consolidated other, net income of $533 during the year ended December 31, 2016. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable, losses on mark-to-market adjustments on non-hedged foreign currency contracts and the absence of gains related to the sale of marketable securities during the year ended December 31, 2017. These losses were partially offset by gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to existing U.S. tax laws that impact the Company.  Most notably, the Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Act also provides for a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Repatriation Tax”) and the acceleration of depreciation for certain assets placed in service after September 27, 2017. The Tax Act also establishes prospective changes beginning in 2018 including the move to a modified territorial system, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, and other new international tax provisions. For tax years beginning after December 31, 2017, net operating losses generated will have an indefinite carry forward period but will only be able to offset 80% of taxable income each year. Lastly, as a result of the Tax Act, the corporate alternative minimum tax ("AMT") was repealed. Taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over multiple years from 2018 to 2022. However, AMT transactions, including refunds, are subject to sequestration by the Office of Management Budget.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of Accounting Standards Codification (“ASC”) 740, Income Taxes, in the reporting period in which the Tax Act was signed into law.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

As a result of the Tax Act, the Company has recorded a discrete net tax benefit of $6,086 in the period ending December 31, 2017. The primary components are as follows:

Valuation allowances: For tax years beginning after December 31, 2017, net operating losses generated will be carried forward indefinitely, thus creating an indefinite deferred tax asset. Due to these changes in the Tax Act, management scheduled out the reversal of deferred tax assets and liabilities to determine the amount of future net operating loss carryforwards with an indefinite reversal period created and realized from future taxable income from a more-likely-than-not threshold. Based on this analysis, management determined $4,512 of valuation allowance could be released. The indefinite deferred tax asset can only offset 80% of future taxable income, which is indefinite lived deferred tax liabilities. This analysis was performed pre-federal rate change.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company has revalued its deferred tax assets and liabilities and the related valuation allowance and recorded a corresponding adjustment to deferred income tax benefit of $1,067 for the year ended December 31, 2017.

Alternative Minimum Tax: As a result of the Tax Act, the corporate AMT was repealed. In addition, taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over multiple years from 2018 to 2022. However, AMT transactions, including refunds, are subject to sequestration by the Office of Management Budget. As a result, the Company has reclassed its AMT credit carryforward to another long-term asset and reduced the estimated refund to account for the effects of the sequester. This provisional adjustment resulted in additional tax benefit of $507 due to releasing previously valued AMT credits.

Transition Tax: The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s foreign subsidiaries.  At the time of measurement, the foreign subsidiaries had an accumulated earnings and profits deficit, which resulted in no additional tax liability.

Consolidated income tax benefit increased $5,752, or 865.0%, to $5,087 during the year ended December 31, 2017, compared to a consolidated income tax expense of $665 during the same period in 2016. In addition to the Tax Act discrete tax benefit, the tax expense recorded during the year ended December 31, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive income (loss) of $422, and Sierra amortization of indefinite lived intangibles and goodwill of $296. The tax expense recorded during the year ended December 31, 2016 includes a discrete charge for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria, and a discrete charge for a potential tax liability related to a tax audit associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China. The audit was formally closed during the three months ended June 30, 2017.

Our effective income tax rate was 88.3% for the year ended December 31, 2017, compared to 8.0% for the same period in 2016.

Consolidated Year Ended December 31, 2016 Compared to Consolidated Year Ended December 31, 2015

The following presents a discussion of consolidated operations for the year ended December 31, 2016 compared with the consolidated year ended December 31, 2015:

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

Other expense
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

Income Taxes

Consolidated income tax decreased $47,027, or 98.6%, to an expense of $665 during the year ended December 31, 2016 compared to consolidated income tax expense of $47,692 during the same period in 2015. The tax expense recorded during the year ended December 31, 2016 includes a discrete charge of $953 for an uncertain tax position associated with the formal closure and liquidation of the Company’s Black Diamond Equipment foreign subsidiary in Zhuhai, China, and a discrete charge of $164 for a Swiss withholding tax related to the transferring of Black Diamond Equipment’s European operations from Basel, Switzerland to Innsbruck, Austria. The income tax expense was partially offset by an income tax benefit associated with unrealized gains recorded in other comprehensive income (loss), which also has a corresponding tax charge recognized in other comprehensive income (loss). The decrease in tax expense is due the Company recording an increase in its valuation allowance of $48,858 during the year ended December 31, 2015. Certain events and circumstances transpired during the year ended December 31, 2015, which caused the Company to conclude that realization of some portion of deferred tax assets does not satisfy the more-likely-than-not threshold.

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

Liquidity and Capital Resources

Consolidated Year ended December 31, 2017 Compared to Consolidated Year ended December 31, 2016

The following presents a discussion of cash flows for the consolidated year ended December 31, 2017 compared with the consolidated year ended December 31, 2016. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At December 31, 2017, we had total cash of $1,856 compared to a cash balance of $94,738 at December 31, 2016, which was substantially controlled by the Company’s U.S. entities. At December 31, 2017, the Company had $1,176 of the $1,856 in cash held by foreign entities, of which $1,176 is considered permanently reinvested.

	Year Ended December 31,
	2017	2016

Net cash (used in) provided by operating activities	$(8,920)	$4,810
Net cash (used in) provided by investing activities	(82,032)	6,770
Net cash used in financing activities	(2,057)	(5,222)
Effect of foreign exchange rates on cash	127	(21)
Change in cash	(92,882)	6,337
Cash, beginning of period	94,738	88,401
Cash, end of period	$1,856	$94,738

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $8,920 during the year ended December 31, 2017 compared to consolidated net cash provided by operating activities of $4,810 during the year ended December 31, 2016. The increase in net cash used in operating activities during 2017 is primarily due to an increase in net operating assets, net of assets acquired or non-cash working capital of $17,931 partially offset by a decrease in net loss during the year ended December 31, 2017, compared to the same period in 2016.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows used of $11,767 during the year ended December 31, 2017 compared to free cash flows generated of $2,244 during the same period in 2016. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2017	2016

Net cash (used in) provided by operating activities	$(8,920)	$4,810
Purchase of property and equipment	(2,847)	(2,566)
Free cash flow	$(11,767)	$2,244

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $82,032 during the year ended December 31, 2017 compared to consolidated net cash provided by investing activities of $6,770 during the year ended December 31, 2016. The increase in cash used during the year ended December 31, 2017 is primarily due to the $79,238 used for the purchase of Sierra, net of cash acquired. The cash provided during the year ended December 31, 2016 was primarily from the sale of marketable securities of $10,235.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $2,057 during the year ended December 31, 2017, compared to consolidated net cash used in financing activities of $5,222 during the year ended December 31, 2016. The cash provided during the year ended December 31, 2017 relates primarily to proceeds from the revolving credit facility offset by repayments of long-term debt. The cash used during the year ended December 31, 2016 relates to the repurchase of its common stock.

Net Operating Loss

As of December 31, 2017, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $156,598, $3,452 and $0, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $156,598 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2017, the Company’s gross deferred tax asset was $50,732. The Company has recorded a valuation allowance of $45,811, resulting in a net deferred tax asset of $4,921, before deferred tax liabilities of $8,587. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2017, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

In addition, the Third Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amended and Restated Loan Agreement. The Third Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts. As of December 31, 2017, the Company had drawn $20,842 on the $40,000 Revolving Line of Credit.

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2017, $89 in interest was paid to Kanders GMP Holdings, LLC, and $46 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2017, $2 in interest was paid to Kanders GMP Holdings, LLC, and $1 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2017 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Revolving credit facility (1)	$20,842	$-	$-	$20,842	$-
Other long-term liabilities (2)	175	-	73	-	102
Unrecorded commitments:
Interest payment obligations (3)	4,216	909	1,818	1,489	-
Operating leases (4)	834	391	346	97	-
Purchase obligations (5)	32,780	32,780	-	-	-
	$58,847	$34,080	$2,237	$22,428	$102

(1)	Revolving credit facility represents required principal payments on the Company’s line of credit with the Lender.

(2)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet.

(3)	Interest payment obligations represent required interest payments on the revolving credit facility. Amounts exclude bank fees that would be included in interest expense in the consolidated financial statements.

(4)	Operating leases represent required minimum lease payments.

(5)	Purchase obligations represent an agreement to purchase goods or services.

The Company has uncertain tax positions of $476 as of December 31, 2017, however the specific timing of the settlement is uncertain and has been excluded from the table above.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, we can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices, and that can affect the cost of operating, investing, and financing under those conditions. The Company believes it has moderate exposure to these risks. We assess market risk based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values, and cash flows based on a hypothetical change in these rates and prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our $40,000 Revolving Line of Credit. We have cash flow exposure on the Revolving Line of Credit since the interest is indexed to LIBOR. The applicable interest rate for the outstanding borrowings under the Revolving Line of Credit as of December 31, 2017 and 2016 was 4.3607% and 2.6167%, respectively. Amounts outstanding as of December 31, 2017 and 2016 were $20,842 and $0, respectively. A 25-basis point increase in market interest rates would not cause a material effect on interest expense.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Given the current political uncertainty surrounding the European Union and other economic uncertainties worldwide, changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2017, approximately 34% of our pro forma sales were denominated in foreign currencies (compared to 32% in the prior year), the most significant of which were the Euro, Canadian Dollar, British Pound, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. We have not held a material amount of foreign assets during the years ended December 31, 2017, 2016 and 2015, and do not believe our foreign assets expose us to a material foreign currency risk.

Derivative Instruments

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Clarus Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2000.

Salt Lake City, Utah
March 12, 2018

CLARUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash	$1,856	$94,738
Accounts receivable	35,817	23,232
Inventories	58,138	45,410
Prepaid and other current assets	3,633	3,480
Income tax receivable	-	85
Total current assets	99,444	166,945

Property and equipment, net	24,345	11,055
Other intangible assets, net	23,238	9,769
Indefinite lived intangible assets	41,843	22,541
Goodwill	17,745	-
Other long-term assets	834	147
Total assets	$207,449	$210,457

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,456	$17,740
Income tax payable	328	969
Current portion of long-term debt	-	21,898
Total current liabilities	19,784	40,607

Long-term debt	20,842	-
Deferred income taxes	3,666	8,966
Other long-term liabilities	175	76
Total liabilities	44,467	49,649

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,917 and 32,888 issued and 30,041 and 30,016 outstanding, respectively	3	3
Additional paid in capital	485,285	483,925
Accumulated deficit	(310,390)	(309,717)
Treasury stock, at cost	(12,415)	(12,398)
Accumulated other comprehensive income (loss)	499	(1,005)
Total stockholders' equity	162,982	160,808
Total liabilities and stockholders' equity	$207,449	$210,457

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Sales
Domestic sales	$88,603	$76,079	$74,391
International sales	82,084	72,110	80,875
Total sales	170,687	148,189	155,266

Cost of goods sold	116,877	104,505	101,020
Gross profit	53,810	43,684	54,246

Operating expenses
Selling, general and administrative	56,295	49,936	58,499
Restructuring charge	160	1,395	3,375
Merger and integration	82	-	-
Transaction costs	2,088	290	946
Arbitration award	-	(1,967)	-
Impairment of goodwill	-	-	29,507

Total operating expenses	58,625	49,654	92,327

Operating loss	(4,815)	(5,970)	(38,081)

Other (expense) income
Interest expense, net	(1,288)	(2,876)	(2,767)
Other, net	343	533	434

Total other expense, net	(945)	(2,343)	(2,333)

Loss before income tax	(5,760)	(8,313)	(40,414)
Income tax (benefit) expense	(5,087)	665	47,692
Loss from continuing operations	(673)	(8,978)	(88,106)

Discontinued operations, net of tax	-	-	10,564

Net loss	(673)	(8,978)	(77,542)

Other comprehensive income (loss), net of tax:
Unrealized income (loss) on marketable securities	-	107	(48)
Foreign currency translation adjustment	2,634	(694)	3,209
Unrealized (loss) income on hedging activities	(1,130)	792	(1,959)
Other comprehensive income	1,504	205	1,202
Comprehensive income (loss)	$831	$(8,773)	$(76,340)

Loss from continuing operations per share:
Basic	$(0.02)	$(0.30)	$(2.70)
Diluted	(0.02)	(0.30)	(2.70)

Net loss per share:
Basic	$(0.02)	$(0.30)	$(2.38)
Diluted	(0.02)	(0.30)	(2.38)

Weighted average shares outstanding:
Basic	30,022	30,397	32,600
Diluted	30,022	30,397	32,600

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities:
Net loss	$(673)	$(8,978)	$(77,542)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,883	2,264	3,462
Amortization of intangible assets	2,376	1,075	2,111
Impairment of goodwill	-	-	29,507
Gain on sale of discontinued operations	-	-	(8,436)
Accretion of notes payable	833	1,842	1,537
Amortization of debt issuance costs	28	-	-
Gain on sale of marketable securities	-	(241)	-
Loss (gain) on disposition of assets	109	(5)	183
(Gain) loss from removal of accumulated translation adjustment	(202)	263	(500)
Stock-based compensation	1,181	227	449
Deferred income taxes	(5,476)	(512)	50,174
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(8,673)	2,765	1,726
Inventories	1,360	5,382	(558)
Prepaid and other assets	(1,427)	2,831	(191)
Accounts payable and accrued liabilities	(137)	(4,114)	(3,248)
Income taxes	(579)	1,611	4,889
Other	(523)	400	106
Net cash (used in) provided by operating activities	(8,920)	4,810	3,669

Cash Flows From Investing Activities:
Proceeds from the sales of marketable securities	-	10,235	-
(Payments) proceeds related to the sale of POC	-	(921)	60,875
Purchase of business, net of cash received	(79,238)	-	-
Proceeds from disposition of property and equipment	53	22	335
Purchase of property and equipment	(2,847)	(2,566)	(2,804)
Net cash (used in) provided by investing activities	(82,032)	6,770	58,406

Cash Flows From Financing Activities:
Net proceeds from revolving credit facilities	20,842	-	2,202
Repayments of long-term debt	(22,727)	-	(21)
Proceeds from issuance of long-term debt	-	-	43
Payment of debt issuance costs	(334)	-	-
Purchase of treasury stock	(17)	(5,222)	(6,990)
Proceeds from exercise of stock options	179	-	264
Net cash used in financing activities	(2,057)	(5,222)	(4,502)

Effect of foreign exchange rates on cash	127	(21)	(206)

Change in cash	(92,882)	6,337	57,367
Cash, beginning of period	94,738	88,401	31,034
Cash, end of period	$1,856	$94,738	$88,401

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$931	$(426)	$(7,614)
Cash paid for interest	$598	$1,238	$1,344
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$140	$47	$28

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2014	32,801	$3	$482,985	$(223,197)	(97)	$(186)	$(2,412)	$257,193
Net loss	-	-	-	(77,542)	-	-	-	(77,542)
Other comprehensive income	-	-	-	-	-	-	1,202	1,202
Purchase of treasury stock	-	-	-	-	(1,584)	(7,134)	-	(7,134)
Stock compensation plans, net	83	-	713	-	-	-	-	713
Balance, December 31, 2015	32,884	$3	$483,698	$(300,739)	(1,681)	$(7,320)	$(1,210)	$174,432
Net loss	-	-	-	(8,978)	-	-	-	(8,978)
Other comprehensive income	-	-	-	-	-	-	205	205
Purchase of treasury stock	-	-	-	-	(1,191)	(5,078)	-	(5,078)
Stock compensation plans, net	4	-	227	-	-	-	-	227
Balance, December 31, 2016	32,888	$3	$483,925	$(309,717)	(2,872)	$(12,398)	$(1,005)	$160,808
Net loss	-	-	-	(673)	-	-	-	(673)
Other comprehensive income	-	-	-	-	-	-	1,504	1,504
Purchase of treasury stock	-	-	-	-	(3)	(17)	-	(17)
Stock compensation plans, net	29	-	1,360	-	-	-	-	1,360
Balance, December 31, 2017	32,917	$3	$485,285	$(310,390)	(2,875)	$(12,415)	$499	$162,982

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value in a diverse array of businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond and PIEPS brands, we offer a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high performance bullets for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On October 7, 2015, the Company and the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), sold their respective equity interests in POC comprising POC’s business of designing, manufacturing, marketing, distributing and selling advanced-design helmets, body armor, goggles, eyewear, gloves, and apparel for action or “gravity sports,” such as skiing, snowboarding, and cycling pursuant to a Purchase Agreement (the “POC Purchase Agreement”), dated as of October 7, 2015, by and among the Company and Ember, as sellers, and Dainese S.p.A. and Dainese U.S.A., Inc. (collectively “Dainese”), as purchasers. Under the terms of the POC Purchase Agreement, Dainese paid $63,639 in cash for POC (the “POC Disposition”). The activities of POC have been segregated and reported as discontinued operations for all periods presented. See Note 3. Discontinued Operations to the notes to consolidated financial statements.

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra” or “Sierra Bullets”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to purchase price allocation, excess or obsolete inventory, and valuation of deferred tax assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Clarus Corporation and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements which have functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and average exchange rates for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss). Foreign currency transaction gains and losses are included in other (expense) income in the consolidated statements of comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and 2016, the Company did not hold any amounts that were considered to be cash equivalents. Book overdrafts are classified as a financing activity in the consolidated statements of cash flows.

Marketable Securities

Marketable securities consisted of an exchange-traded fund. The Company accounts for its marketable securities as available-for-sale. Available-for-sale securities are recorded at fair value and related unrealized gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. The cost basis of the exchange traded fund was $9,994 and the unrealized losses were $107, net of taxes of $63, as of December 31, 2015. The Company sold the exchange traded fund and recognized a gain of $241 in earnings during the twelve months ending December 31, 2016.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for doubtful accounts was $382 and $399 at December 31, 2017 and 2016, respectively. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2017, 2016, and 2015.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method “FIFO”) or net realizable value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. The Company reviews its inventories for excess, close-out, or slow moving items and makes provisions as necessary to properly reflect inventory values.

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: building improvements, 20 years; computer hardware and software and machinery and equipment, 3-10 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Equipment under capital leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. Long-lived assets located outside of the United States are not considered material.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed.  The first step involves estimating the fair value of the reporting unit based upon an acceptable valuation method under ASC 820 Fair Value Measurement. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. For the year ended December 31, 2015, the Company recognized an entire goodwill impairment of $29,507 related to the Black Diamond segment. No impairment was recorded during the years ended December 31, 2017 and 2016.

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. Other intangible assets are amortized over their related useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the years ended December 31, 2017, 2016, and 2015, no impairment of indefinite-lived intangible assets was recorded.

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated sales. The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure. These derivatives are carried at fair value on the Company’s consolidated balance sheets in prepaid and other current assets, other long-term assets, accounts payable and accrued liabilities, and other long-term liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income (loss) and reclassified to sales in the period the underlying hedged item is recognized in earnings.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Stock-Based Compensation

The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Stock-based compensation costs for stock awards and restricted stock awards is measured based on the closing market value of the Company’s common stock on the date of the grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award has been estimated as of the date of grant using the Monte-Carlo pricing model. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award and recognizes forfeitures in the period they occur. Stock options granted have contractual terms of up to ten years. Upon exercise of stock options or vesting of restricted stock awards, the Company issues shares from those authorized and reserved for issuance.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. However, actual returns and claims in any future period are inherently uncertain and thus may differ from these estimates. If actual or expected future returns and claims are significantly greater or lower than the allowances that we have established, we will record a reduction or increase to sales in the period in which we make such a determination. Over the three-year period ended December 31, 2017, our actual annual sales returns have been less than three percent (3%) of net sales. The allowance for outstanding sales returns from customers is not material to the consolidated financial statements. Revenues are attributed to countries based on location of the customer. No individual foreign country comprises greater than 10% of consolidated net sales.

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow moving inventory are also included in cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense for continuing operations, including cooperative advertising costs, were $3,951, $2,605, and $3,220 for the years ended December 31, 2017, 2016, and 2015, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $537, $741, and $1,037 for the years ended December 31, 2017, 2016, and 2015, respectively, and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company recorded a liability for product warranties totaling $987 and $892 as of December 31, 2017 and 2016, respectively. For the years ended December 31, 2017, 2016, and 2015, the Company experienced warranty claims on its products of $949, $1,051, and $813, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Reporting of Taxes Collected

Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Total research and development costs for continuing operations were $7,984, $6,598, and $7,469 for the years ended December 31, 2017, 2016, and 2015, respectively.

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

The Company recognizes interest expense and penalties related to income tax matters in income tax (benefit) expense.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax (benefit) expense. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes.

Concentration of Credit Risk and Sales

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable, and aggregate unrealized gains (losses) on derivative contracts. Risks associated with cash within the United States are mitigated by banking with federally insured, creditworthy institutions; however, there are balances with these institutions that are greater than the Federal Deposit Insurance Corporation insurance limit. The Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses as considered necessary by management.

During the years ended December 31, 2017, 2016 and 2015, Recreational Equipment, Inc. (“REI”) accounted for approximately 14%, 16% and 17%, respectively, of the Company’s sales from continuing operations.

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its long-term debt obligations under its revolving credit facility and senior subordinated notes payable approximate the carrying values at December 31, 2017 and 2016.

Segment Information

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. The accounting policies of the segments are the same as those described above.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Recent Accounting Pronouncements

Accounting Pronouncements adopted During 2017

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

The Company also adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, effective January 1, 2017. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the accounting for income tax consequences, forfeitures, and classification on the statement of cash flows. Prior to adopting this ASU, all excess tax benefits resulting from exercise or settlement of share-based payment transactions were recognized in Additional paid-in capital (“APIC”) and accumulated in an APIC pool.  Any tax deficiencies were either offset against the APIC pool or were recognized in the income statement if no APIC pool was available.  Under ASU 2016-09, all excess tax benefits and tax deficiencies are recognized as an income tax benefit or expense in the income statement prospectively and prior periods have not been adjusted.  A cumulative-effect adjustment to retained earnings was recorded for tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable; however, the cumulative-effect adjustment was fully offset by an increase to the valuation allowance. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur.  Excess tax benefits will be recognized regardless of whether the benefit reduces taxes payable in the current period. In addition, previous guidance required entities to estimate forfeitures when computing share-based compensation. Pursuant to ASU 2016-09, the Company elected to recognize forfeitures as they occur, which did not materially impact our financial statements. Prior guidance also required that excess tax benefits be presented as a cash inflow from financing activities and a cash outflow from operating activities.  This ASU simplifies the presentation of excess tax benefits on the statements of cash flow requiring that excess tax benefits be classified along with other income tax cash flows as an operating activity which did not impact our condensed consolidated statements of cash flows.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 includes a five-step process by which entities will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which an entity expects to be entitled in exchange for those goods or services.  The standard also will require enhanced disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In July 2015, the FASB announced a decision to defer the effective date of this ASU. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016.  The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective).  The Company plans to adopt ASU 2014-09 effective at the beginning of fiscal 2018 and apply the modified retrospective approach.

The Company has evaluated the impact of this ASU on the specific areas that apply to the Company and their potential impact to its processes, accounting, financial reporting, disclosures, and controls.  The Company has determined that the overall impact of adopting this ASU will not be material to the Company’s consolidated financial statements. The Company has identified current customer agreements open at December 31, 2017 and determined that, using the modified retrospective method, the cumulative effect of this change in accounting principle is immaterial. This ASU will primarily involve updating revenue related internal control documentation and expanding revenue disclosures in our periodic filings.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessor and lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology. The Company is performing an assessment of its leases and has begun preparations for implementation and restrospective application to the earliest reporting period. Under the new guidance, leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (ie. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. Some of our current operating leases will expire prior to the adoption date. The Company anticipates renegotiating these operating leases; however, the terms which may exist at the adoption date are currently unknown. Subsequent to year end, the Company renewed its largest operating lease for the Distribution Center in Utah. The expected liability and corresponding ROU based upon the present value of the remaining rental payments for all leases that have terms that extend beyond the adoption date is approximately $800. For the remaining leases which we expect to renew and have terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments, are considered immaterial. The Company is unable to estimate the impact that leases which will require renegotiation will have on the financial statements on the date of adoption

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. The ASU is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not believe the adoption of this guidance will have a material impact on the Company’s consolidated statements and related disclosures.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early application is permitted.  We intend to adopt the new guidance in the first quarter of 2019. The primary impact of adoption is the required disclosure changes. We believe that other comprehensive income (loss) could be materially impacted; however, since the majority of our current contracts will expire prior to the effective date, we cannot fully assess the financial impact of this pronouncement at this time.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 2. ACQUISITION

On August 21, 2017, the Company, through Everest/Sapphire Acquisition, LLC (“Everest/Sapphire”), a Delaware limited liability company and wholly owned subsidiary of Clarus, acquired 100% of the outstanding membership interests of Sierra Bullets, L.L.C., a manufacturer of a wide range of bullets primarily for both rifles and pistols, pursuant to the terms of the purchase and sale agreement dated August 21, 2017 (the “Purchase Agreement”), by and among Everest/Sapphire, Sierra Bullets, BHH Management, Inc., a California corporation (“BHH”), Lumber Management, Inc., a Delaware corporation (“LMI” and, together with BHH, each a “Seller” and, collectively, the “Sellers”), and BHH, in its capacity as the representative of Sellers (the “Sellers’ Representative”). Under the terms of the Purchase Agreement, Everest/Sapphire acquired Sierra for an aggregate purchase price of $79,000, plus or minus a preliminary working capital adjustment, in accordance with and subject to the terms and conditions set forth in the Purchase Agreement. The Company has not finalized the working capital adjustment as of December 31, 2017.

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

We are currently waiting for information needed to finalize our working capital adjustment which could affect the recorded purchase consideration and goodwill. The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Since our initial allocation, we have increased the fair value of inventory by $625 and property and equipment by $86 and decreased amortizable definite lived intangible assets by ($300) and goodwill by ($411). These adjustments were made after receiving certain information, which existed as of the date of acquisition, related to the fair value of acquired inventory, property and equipment, and amortizable definite lived intangible assets and such adjustments were recorded during the fourth quarter.

Estimated Fair Value

Total Purchase Consideration	$79,239

Assets Acquired and Liabilities Assumed
Assets
Cash	$1
Accounts receivable	2,686
Inventories	12,299
Prepaid and other current assets	128
Property and equipment	13,292
Amortizable definite lived intangible assets	15,500
Identifiable indefinite lived intangible assets	18,900
Goodwill	17,745
Other long-term assets	15
Total Assets	80,566

Liabilities
Accounts payable and accrued liabilities	1,327
Total Liabilities	1,327

Net Book Value Acquired	$79,239

The gross amount of accounts receivable is $2,732 of which $46 is deemed to be not collectible. The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

In connection with the acquisition, the Company acquired exclusive rights to Sierra’s trade names and trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related weighted average useful lives are as follows:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

		Weighted Average
	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$11,900	15.0 years
Product technologies	2,500	10.0 years
Trade name / trademark	1,100	10.0 years
Intangibles not subject to amortization
Trade names and trademarks	18,900	N/A
	$34,400	13.8 years

The weighted-average period before the next renewal of trade names and trademarks not subject to amortization is approximately 5.8 years. The fair value of Sierra’s assembled workforce and buyer-specific synergies has been included in goodwill. According to Revenue Ruling 99-6, the acquisition of a limited liability company is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Sierra is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $17,745 is expected to be deductible for tax purposes. No pre-existing relationships existed between Clarus and the Sellers prior to the acquisition.

Pro Forma Results

The following pro forma results are based on the individual historical results of the Company and Sierra, with adjustments to give effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2016, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, the Sellers’ management fees, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Year Ended December 31,
	2017	2016

Sales	$191,187	$182,175
Net income (loss)	$6,604	$(1,736)
Net income (loss) per share - basic	$0.22	$(0.06)
Net income (loss) per share - diluted	$0.22	$(0.06)

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2016. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Material nonrecurring adjustments excluded from the pro forma financial information above consists of $2,170 transaction and merger and integration costs and the $3,147 step up of Sierra inventory to its preliminary fair value, which is expected to be recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

NOTE 3. DISCONTINUED OPERATIONS

As discussed above in Note 1, the Company completed the sale of certain assets to Samsonite LLC comprising Gregory Mountain Product’s business during the year ended December 31, 2014. The Company performed certain transition services related to the sale of GMP and received $0, $0, and $232, which were recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements during the years ended December 31, 2017, 2016, and 2015, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Additionally, as discussed above in Note 1, on October 7, 2015, the Company sold POC. The Company received $63,639 in cash for the POC Disposition and paid $2,946 in transaction fees for net proceeds of $60,693. $739 of cash was sold as part of the transaction. Also, as of December 31, 2015, there was an unsettled working capital adjustment of $921 owed to Dainese which was paid during the three months ended March 31, 2016. The Company recognized a pre-tax gain on such sale of $8,436. The Company performed certain transition services related to the POC Disposition and received $0, $324, and $270 during the years ended December 31, 2017, 2016, and 2015, respectively, which was recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements for such periods.

Summarized results of discontinued operations for POC are as follows:

	Year Ended December 31,
	2017	2016	2015

Sales	$-	$-	$26,179
Cost of goods sold	-	-	(13,124)
Selling, general and administrative	-	-	(11,081)
Interest expense, net	-	-	(66)
Other, net	-	-	281

Income from operations of discontinued operations	-	-	2,189
Gain on sale of discontinued operations	-	-	8,436

Income before taxes	-	-	10,625
Income tax expense	-	-	61
Income from discontinued operations, net of tax	$-	$-	$10,564

There was no interest allocated to discontinued operations in our consolidated financial statements for the year ended December 31, 2015.

Summarized cash flow information for POC discontinued operations are as follows:

	Year Ended December 31,
	2017	2016	2015

Depreciation of property and equipment	-	-	423
Amortization of intangible assets	-	-	866
Stock-based compensation	-	-	(645)
Purchase of property and equipment	-	-	(671)

NOTE 4. INVENTORIES

Inventories, as of December 31, 2017 and December 31, 2016, were as follows:

	December 31,
	2017	2016

Finished goods	$46,729	$36,968
Work-in-process	5,194	1,677
Raw materials and supplies	6,215	6,765
	$58,138	$45,410

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2017 and December 31, 2016, were as follows:

	December 31,
	2017	2016

Land	$3,160	$2,850
Building and improvements	6,800	4,169
Furniture and fixtures	3,822	3,074
Computer hardware and software	4,897	4,519
Machinery and equipment	19,764	11,144
Construction in progress	721	522
	39,164	26,278
Less accumulated depreciation	(14,819)	(15,223)
	$24,345	$11,055

Depreciation expense for continuing operations was $2,883, $2,264, and $3,039 for the years ended December 31, 2017, 2016, and 2015, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

There was a decrease in goodwill related to the Black Diamond segment during the year ended December 31, 2015 due to the impairment of goodwill. During the fourth quarter of the year ended December 31, 2015, there was a decrease in the Company’s market capitalization which was determined to be a triggering event for potential goodwill impairment. Accordingly, the Company performed a goodwill impairment analysis. The Company utilized the market capitalization, plus a reasonable control premium to estimate the fair value. Our total stockholders’ equity exceeded the estimated fair value by $32,754. The failure of step one of the goodwill impairment test triggered a step two impairment test. As a result of step two of the impairment test, the Company determined the implied fair value of goodwill and concluded that the carrying value of goodwill exceeded its implied fair value as of December 31, 2015. Accordingly, an impairment charge of $29,507, which represents a full impairment charge, was recognized in the fourth quarter of 2015. As of December 31, 2016, there was no goodwill recorded.

There was an increase in goodwill during the year ended December 31, 2017 to $17,745, due to the Company’s acquisition of Sierra on August 21, 2017. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. The following table summarizes the changes in goodwill:

	Black Diamond	Sierra	Total

Balance at December 31, 2015	$-	$-	$-

Balance at December 31, 2016	$-	$-	$-

Increase due to acquisition	-	17,745	17,745

Balance at December 31, 2017	$-	$17,745	$17,745

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was an increase in tradenames and trademarks during the year ended December 31, 2017 due to the Company’s acquisition of Sierra and the impact of foreign currency exchange rates. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2016	$22,541

Increase due to acquisition	18,900
Impact of foreign currency exchange rates	402

Balance at December 31, 2017	$41,843

Other Intangible Assets, net

Intangible assets such as certain customer relationships, core technologies, tradenames and product technologies are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the year ended December 31, 2017 due to the acquisition of Sierra and the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2016	$16,980

Increase due to acquisition	15,500
Impact of foreign currency exchange rates	582

Gross balance at December 31, 2017	$33,062

Intangible assets, net of amortization as of December 31, 2017 and December 31, 2016, were as follows:

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$26,166	$(7,841)	$18,325	15.1 years
Product technologies	4,849	(1,203)	3,646	12.0 years
Trade name / trademark	1,100	(62)	1,038	10.0 years
Core technologies	947	(718)	229	10.0 years
	$33,062	$(9,824)	$23,238	14.4 years

	December 31, 2016
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$13,942	$(5,843)	$8,099	15.3 years
Product technologies	2,091	(745)	1,346	14.0 years
Core technologies	947	(623)	324	10.0 years
	$16,980	$(7,211)	$9,769	14.9 years

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Amortization expense for continuing operations for the years ended December 31, 2017, 2016, and 2015, was $2,376, $1,075, and $1,245, respectively. Future amortization expense for other intangible assets as of December 31, 2017 is as follows:

2018	3,871
2019	3,538
2020	3,024
2021	2,606
2022	2,296
Thereafter	7,903
$23,238

NOTE 7. LONG-TERM DEBT

Long-term debt, net as of December 31, 2017 and December 31, 2016, was as follows:

	December 31,
	2017	2016

Revolving credit facility (a)	$20,842	$-
5% Senior Subordinated Notes due 2017 (b)	-	22,610
Term note (c)	-	102
Unamortized discount	-	(814)
	20,842	21,898
Less current portion	-	(21,898)
	$20,842	$-

(a)	As of December 31, 2017, the Company had drawn $20,842 on a $40,000 revolving credit facility with ZB, N.A. dba Zions First National Bank with a maturity date of August 21, 2022.

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

CLARUS CORPORATION

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

(b)	In connection with the Company’s acquisition of Gregory on May 2010, $22,056 and $554 in subordinated notes were issued to the Gregory Stockholders. The notes have a seven year term, 5% stated interest rate payable quarterly, and are prepayable at any time. Given the below market interest rate for comparably secured notes and the relative illiquidity of the notes, we discounted the notes to $13,127 and $316, respectively, at date of acquisition. We accreted the discount on the notes to interest expense using the effective interest method over the term of the notes. During February 2017, the Company’s Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. During the years ended December 31, 2017, 2016 and 2015, $814, $1,768 and $1,537, respectively, of the discounts were accreted and recorded as interest expense in the accompanying statements of comprehensive income (loss).

(c)	The term loan was payable to a government entity with an interest rate of 0.75% and no monthly installments. During the year ended December 31, 2017, the entire principal amount and all accrued interest were paid in full.

The aggregate maturities of the revolving credit facility for the years subsequent to December 31, 2017 are as follows:

2018	$-
2019	-
2020	-
2021	-
2022	20,842
Thereafter	-
Total future long-term debt payments	20,842
Less amount representing debt discounts	-
Total carrying amount of long-term debt	20,842
Less current portion	-
Long-term debt obligations	$20,842

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

At December 31, 2017, the Company’s derivative contracts had a remaining maturity of less than one and one-half years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $947 as of December 31, 2017. The Company’s exposure to the counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At December 31, 2017, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2017 and 2016:

	December 31, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	2,629	February 2018
Foreign exchange contracts - Canadian Dollars	9,538	February 2019
Foreign exchange contracts - British Pounds	1,737	February 2019
Foreign exchange contracts - Euros	15,928	February 2019

	December 31, 2016
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	11,001	February 2018
Foreign exchange contracts - British Pounds	1,842	February 2018
Foreign exchange contracts - Euros	14,366	February 2018

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income (loss) and reclassified to sales in the period the underlying hedged transaction is recognized. Losses of $(450) and $(351) were reclassified to sales during the years ended December 31, 2017 and 2016, respectively.

The Company records ineffectiveness of hedged instruments resulting from changes in fair value of the instruments in earnings. There were no gains (losses) recorded to Other, net, during the year ended December 31, 2017. Losses of $(42) were recorded to Other, net, associated with ineffective hedge instruments during the year ended December 31, 2016.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2017 and 2016:

	Classification	December 31, 2017	December 31, 2016

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$40	$1,165
Forward exchange contracts	Other long-term assets	$6	$116

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$919	$-
Forward exchange contracts	Other long-term liabilities	$74	$-

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2016	$(1,729)	$724	$(1,005)
Other comprehensive income (loss) before reclassifications	2,836	(2,210)	626
Amounts reclassified from other comprehensive income (loss)	(202)	1,080	878
Net current period other comprehensive income (loss)	2,634	(1,130)	1,504
Balance as of December 31, 2017	$905	$(406)	$499

The effects on net loss of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the year ended December 31, 2017 were as follows:

Affected line item in the Condensed Consolidated Statement of Comprehensive Income (Loss)	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Income (Loss)
Foreign exchange contracts:
Sales	$(450)
Less: Income tax expense	630
Amount reclassified, net of tax	(1,080)
Foreign currency translation adjustments:
Other, net	202
Total reclassifications from AOCI	$(878)

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and December 31, 2016 were as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	-	46	-	46
	$-	$46	$-	$46

Liabilities
Forward exchange contracts	$-	$993	$-	$993
	$-	$993	$-	$993

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,281	$-	$1,281
	$-	$1,281	$-	$1,281

Liabilities
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2017 and December 31, 2016.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2017	2016	2015

Weighted average shares outstanding - basic	30,022	30,397	32,600
Effect of dilutive stock awards	-	-	-
Weighted average shares outstanding - diluted	30,022	30,397	32,600

Loss from continuing operations per share:
Basic	$(0.02)	$(0.30)	$(2.70)
Diluted	(0.02)	(0.30)	(2.70)

Income from discontinued operations per share:
Basic	$-	$-	$0.32
Diluted	-	-	0.32

Net loss per share:
Basic	$(0.02)	$(0.30)	$(2.38)
Diluted	(0.02)	(0.30)	(2.38)

For the years ended December 31, 2017, 2016, and 2015, equity awards of 3,009, 2,467, and 3,074, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of loss per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”) and the previous 2005 Stock Incentive Plan (the “2005 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2005 Plan continued in effect until June 2015 when it expired in accordance with its terms. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2017, the number of shares authorized and reserved for issuance under the 2015 Plan is 6,153, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2017, the Company issued stock options for an aggregate of 463 shares under the 2015 Plan to directors and employees of the Company. Of the 463 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. 325 vest in three equal tranches on December 31, 2017, December 31, 2018 and December 31, 2019. The remaining 100 options vested immediately.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	2017		2016	2015

Number of options	363	100	163	103	90
Option vesting period	1-2 Years	Immediate	1-3 Years	1 - 4 Years	Immediate
Grant price	$6.10 - $6.15	$6.10	$4.38 - $4.39	$4.41 - $6.67	$8.35
Dividend yield	0.00%	0.00%	0.00%	0.0%	0.0%
Expected volatility	41.9% - 42.2% (a)	46.9% (a)	43.0% - 44.6% (a)	45.0% - 53.0% (b)	44.4% (b)
Risk-free interest rate	1.80%	1.41%	1.14% - 1.23%	1.56% - 2.11%	1.56%
Expected life (years) (c)	5.31 - 5.33	2.75	5.31 - 6.00	5.31 - 6.58	5.00
Weighted average fair value	$2.45 - $2.49	$1.20	$1.81 - $1.85	$1.85 - $3.53	$0.97

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Since a sufficient period of historical volatility did not exist, the Company’s expected volatility was based on a combination of the Company’s available historical volatility and the historical volatility of a peer group of companies within similar industries and similar size as the Company.

(c)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2017, 2016, and 2015 was $1,020, $299, and $320, respectively, which will be amortized over the vesting period of the options.

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

Market Condition Restricted Shares Granted

	June 1, 2017		July 1, 2016

Number issued	250	250	100
Vesting period	$10.00 stock price target	$12.00 stock price target	$15.00 stock price target
Grant price	$6.10	$6.10	$4.38
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.4%	42.4%	44.1%
Risk-free interest rate	1.76%	1.76%	0.86%
Weighted average fair value	$4.30	$3.68	$1.05

Using these assumptions, the fair value of the market condition restricted stock awards granted on June 1, 2017 was approximately $1,995 and July 1, 2016 was approximately $105.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The total non-cash stock compensation expense for continuing operations related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2017	2016	2015

Restricted stock awards	$658	$15	$264
Stock options	523	212	830
Total	$1,181	$227	$1,094

For the years ended December 31, 2017, 2016, and 2015, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2017 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2016	2,097	$8.15	$-	370

Granted	463	6.14		500
Exercised or vested	(29)	6.29		-
Expired	(249)	9.38		-
Cancelled	(100)	5.98		-
Forfeited	(23)	9.67		(20)
Outstanding at December 31, 2017	2,159	$7.68	$367	850

Options exercisable at December 31, 2017	1,792	8.05	$-

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2017:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.00 - $6.49	770	428	7.8	7.8	$5.43
$6.49 - $13.38	1,389	1,364	5.1	5.1	$8.87
	2,159	1,792	6.0	6.0	$8.05

The intrinsic value of options exercised and restricted stock awards vested was $28, $18, and $474 during the years ended December 31, 2017, 2016, and 2015, respectively. Total fair value of shares vested during the years ended December 31, 2017, 2016, and 2015 was $1,123, $938, and $5,490, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2017, there were 367 unvested stock options and unrecognized compensation cost of $988 related to unvested stock options, as well as 850 unvested restricted stock awards and unrecognized compensation cost of $1,391 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of less than one year.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (the “2014 Restructuring Plan”) to realign resources within the organization and completed the plan during the year ended December 31, 2016. During the years ended December 31, 2017, 2016 and 2015, we incurred $0, $30, and $2,356, respectively, of restructuring charges related to the 2014 Restructuring Plan. We have incurred $5,969 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and anticipates completing the plan in 2018. During the year ended December 31, 2017, 2016 and 2015, we incurred $160, $1,365 and $1,019, respectively, of restructuring charges related to the 2015 Restructuring Plan. We have incurred $2,544 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of costs during the year 2018.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility costs:

2015 Restructuring Plan
Balance at December 31, 2016	$96
Charges to expense:
Other costs	160
Total restructuring charges	160
Cash payments and non-cash charges:
Cash payments	(163)
Balance at December 31, 2017	$93

As of December 31, 2017, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid throughout 2018.

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

Total rent expense for continuing operations of the Company for the years ended December 31, 2017, 2016, and 2015 was $865, $1,033, and $1,515, respectively.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2017 are as follows:

2018	$391
2019	212
2020	134
2021	76
2022	21
Thereafter	-
$834

CLARUS CORPORATION

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). As a result of the Tax Act, the Company has recorded a discrete net tax benefit of $6,086 in the period ending December 31, 2017. The primary components are discussed throughout Note 15.

Reduction of U.S. federal corporate tax rate: The Tax Act reduces the corporate tax rate to 21 percent, effective January 1, 2018. Consequently, the Company has revalued its deferred tax assets and liabilities and recorded a corresponding adjustment to deferred income tax benefit of $1,067 for the year ended December 31, 2017.

Alternative Minimum Tax (“AMT”): As a result of the Tax Act, the corporate AMT was repealed. In addition, taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over multiple years from 2018 to 2022. However, AMT transactions, including refunds, are subject to sequestration by the Office of Management Budget. As a result, the Company has reclassed its AMT credit carryforward to an other long-term asset and reduced the estimated refund to account for the effects of the sequester. This provisional adjustment resulted in additional tax benefit of $507 due to releasing previously valued AMT credits.

Transition Tax: The Transition Tax is a tax on previously untaxed accumulated and current earnings and profits of certain of the Company’s foreign subsidiaries.  At the time of measurement, the foreign subsidiaries had an accumulated earnings and profits deficit, which resulted in no additional tax liability.

The SEC staff issued Staff Accounting Bulletin ("SAB") 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. The Company has two matters related to the Tax Act that were recorded as provisional under SAB 118. The first provisional matter relates to the Transition Tax and a dividend paid by Ember to Clarus. Under the Transition Tax, all activity should be added back to the accumulated earnings and profits of specified foreign corporations (“SFC”) in order to calculate the Transition Tax. However, the dividend from Ember created a de facto liquidation. The guidance is unclear as to whether a liquidating dividend should be added back to accumulating earnings and profits, or if, due to the de facto liquidation, the company did not exist as of the date of measurement. The Company has not added the dividend back to the Transition Tax calculation, and had it done so, it would have resulted in a tax benefit of approximately $2,500 due to offsetting accumulated earnings and profits deficits of other SFCs. With additional guidance from the IRS, this position could change and impact the overall tax provision.

The second provisional matter relates to the measurement of valuation allowance on net deferred tax assets that create future indefinite net operating losses, which can be offset by indefinite deferred tax liabilities and thus be considered as a source of future taxable income. In several states in which the Company operates, the states’ position is to conform to Federal tax legislation, however in practice no formal declaration is made by the states upon tax legislation changes. It is unclear at this time whether states have conformed to the Tax Act or adopted their own laws to address the federal changes. On a provisional basis, the Company has released federal valuation allowance of $4,512. If the Company had released the state valuation allowance, it would have resulted in an incremental tax benefit of approximately $400.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company recognizes interest expense and penalties related to income tax matters in income tax expense.

The Company releases residual tax effects in accumulated other comprehensive income through continuing operations as the underlying asset matures or expires.

Consolidated (loss) income from continuing operations before income taxes consists of the following:

	Year Ended December 31,
	2017	2016	2015

U.S. operations	$(4,794)	$(9,324)	$(32,419)
Foreign operations	(966)	1,011	(7,995)
Loss before income tax	$(5,760)	$(8,313)	$(40,414)

The components of the provision (benefit) for income taxes attributable to continuing operations consist of the following:

	Year Ended December 31,
	2017	2016	2015

Current:
Federal	$255	$-	$(2,220)
State and local	-	(21)	(372)
Foreign	150	1,183	5
	405	1,162	(2,587)
Deferred:
Federal	16,752	(3,058)	1,944
State and local	(374)	(490)	326
Foreign	(110)	(125)	(849)
	16,268	(3,673)	1,421
Change in valuation allowance for deferred income taxes	(21,760)	3,176	48,858
	(5,492)	(497)	50,279

Income tax expense (benefit)	$(5,087)	$665	$47,692

The allocation of income tax expense (benefit) was as follows:

	Year Ended December 31,
	2017	2016	2015

Continuing operations	$(5,087)	$665	$47,692
Discontinued operations	-	-	61
	$(5,087)	$665	$47,753

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2017	2016	2015

Statutory income tax benefit	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	1.7	8.8	1.4
State income taxes, net of federal income taxes	(2.3)	(2.8)	0.3
Income tax credits	(5.0)	(5.5)	(3.3)
Incentive stock options	5.5	0.6	0.5
Change in effective state rate	(1.5)	(0.3)	0.1
Undistributed earnings of foreign subsidiaries	-	(1.0)	8.4
Impairment of goodwill	-	-	24.8
Translation loss	(6.9)	-	-
Impact of tax reform	(105.7)	-	-
Other	3.3	4.0	(1.1)
Change in valuation allowance	56.6	38.2	120.9
Income tax expense (benefit)	(88.3)%	8.0%	118.0%

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$46,760	$69,662
Non-cash compensation	1,544	2,292
Accrued liabilities	270	658
Reserves and other	2,037	2,599
Intangibles	121	205
	50,732	75,416
Valuation allowance	(45,811)	(67,662)
Net deferred tax assets	4,921	7,754
Deferred tax liabilities:
Depreciation	(663)	(974)
Discount on notes	-	(299)
Intangibles	(7,672)	(11,218)
Other	(252)	(4,229)
	(8,587)	(16,720)

Total	$(3,666)	$(8,966)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

As of December 31, 2017, the Company’s gross deferred tax asset was $50,732. The Company has recorded a valuation allowance of $45,811, resulting in a net deferred tax asset of $4,921, before deferred tax liabilities of $8,587. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2017, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

For tax years beginning after December 31, 2017, net operating losses generated will be carried forward indefinitely, thus creating an indefinite deferred tax asset. Due to these changes in the Tax Act, management scheduled out the reversal of deferred tax assets and liabilities to determine the amount of future net operating loss carryforwards with an indefinite reversal period created and realized from future taxable income from a more-likely-than-not threshold. Based on this analysis, management determined $4,512 of valuation allowance should be released. The indefinite deferred tax asset can only offset 80% of future taxable income which is indefinite lived deferred tax liabilities. This analysis was performed before the federal rate change.

The net change in the valuation allowance for deferred income tax assets was ($21,851), $3,176, and $48,858 during the years ended December 31, 2017, 2016, and 2015, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2017, 2016, and 2015 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments (a)	Balance at End of Year

2015	$15,628	48,858	-	$64,486
2016	$64,486	$3,176	$-	$67,662
2017	$67,662	$3,166	$(25,017)	$45,811

(a)	During the year ended December 31, 2017, the decrease in valuation allowance is due to the Tax Act.

As of December 31, 2017, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $156,598, $3,452 and $0, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2017

Expiration Dates December 31,	Net Operating Loss Amount
2021	$21,026
2022	115,000
2023	5,712
2024	3,566
2025 and beyond	11,294
Total	$156,598

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

In Q1 2017, the Company adopted ASU 2016-09 which eliminates the APIC pool retroactively. As a result, the Company recorded a deferred tax asset totaling $92 and a cumulative effect of adopting the new accounting principle to retained earnings. Since the Company was in a full valuation position, a corresponding valuation allowance was also recorded totaling $92 and an offsetting cumulative effect was also recorded to retained earnings. Accordingly, there was no net effect to retained earnings as a result of adopting ASU 2016-09.

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2013-2017 and in the foreign jurisdictions of 2005-2017. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2017 and 2016 and are follows:

	December 31,
	2017	2016

Balance, beginning of year	$1,135	$322
Additions for current year tax positions	91	840
Reductions for prior year tax positions	(13)	-
Payments in settlement	(737)	-
Currency translation	-	(27)
Balance, end of year	$476	$1,135

Included in the balance of total unrecognized tax benefits at December 31, 2017 and 2016, are potential benefits of $476 and $1,135, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $356 and $327 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2017 and 2016, respectively.

Interest and penalty expense recognized related to uncertain tax positions amounted to $13, $183, and $2 during the years ending December 31, 2017, 2016, and 2015, respectively. Total accrued interest and penalties as of December 31, 2017 and 2016 were $6 and $185, respectively, and were included in accounts payable and accrued liabilities.

NOTE 16. SEGMENT INFORMATION

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•	Black Diamond segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. It also offers advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

•	Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high performance bullets for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

REI accounted for approximately 14%, 16% and 17% of our total sales from continuing operations for the years ended December 31, 2017, 2016, and 2015, respectively, and is included in the Black Diamond segment. No other single customer contributed more than 10% of our sales during those periods.

Financial information for our segments is as follows:

	Year Ended December 31,
	2017	2016	2015
Sales to external customers:
Black Diamond	$160,331	$148,189	$155,266
Sierra	10,356	-	-
Sales to external customers	$170,687	$148,189	$155,266
Segment operating income (expense):
Black Diamond	$4,215	$1,695	$2,134
Sierra	(344)	-	-
Segment operating income	3,871	1,695	2,134
Restructuring charge	(160)	(1,395)	(3,375)
Merger and integration	(82)	-	-
Transaction costs	(2,088)	(290)	(946)
Impairment of goodwill	-	-	(29,507)
Corporate and other expenses	(6,013)	(5,447)	(5,953)
Interest expense, net	(1,288)	(2,876)	(2,767)
Loss before income tax	$(5,760)	$(8,313)	$(40,414)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of December 31, 2017 and December 31, 2016, were as follows:

	December 31,
	2017	2016

Black Diamond	$127,202	$118,712
Sierra	77,270	-
Corporate	2,977	91,745
	$207,449	$210,457

On August 21, 2017, the Company purchased Sierra. Total assets of Sierra as of August 21, 2017 were $80,566. Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2017	2016	2015
Capital expenditures:
Black Diamond	$2,699	$2,566	$2,133
Sierra	148	-	-
Total capital expenditures	$2,847	$2,566	$2,133
Depreciation:
Black Diamond	$2,254	$2,264	$3,039
Sierra	629	-	-
Total depreciation	$2,883	$2,264	$3,039
Amortization:
Black Diamond	$1,081	$1,075	$1,245
Sierra	1,295	-	-
Total amortization	$2,376	$1,075	$1,245

CLARUS CORPORATION

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

On April 7, 2011, Schiller Gregory Investment Company, LLC transferred its Merger Consideration Subordinated Note in equal amounts to the Robert R. Schiller Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust. On June 24, 2013, the Robert R. Schiller Cornerstone Trust dated September 9, 2010 transferred its Merger Consideration Subordinated Note in the amount of $3,769 to the Robert R. Schiller 2013 Cornerstone Trust dated June 24, 2013. During the year ended December 31, 2017, $89 in interest was paid to Kanders GMP Holdings, LLC, and $46 in interest was paid to the Robert R. Schiller 2013 Cornerstone Trust and the Deborah Schiller 2005 Revocable Trust pursuant to the outstanding Merger Consideration Subordinated Notes.

On May 29, 2012 and August 13, 2012, five former employees of Gregory exercised certain sales rights and sold Merger Consideration Subordinated Notes in the aggregate principal amount of approximately $365 to Kanders GMP Holdings, LLC and in the aggregate principal amount of approximately $189 to Schiller Gregory Investment Company, LLC. During the year ended December 31, 2017, $2 in interest was paid to Kanders GMP Holdings, LLC, and $1 in interest was paid to Schiller Gregory Investment Company, LLC, pursuant to these outstanding Merger Consideration Subordinated Notes.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2017 and 2016. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$41,556	$30,680	$45,774	$52,677
Gross profit	12,300	9,038	15,284	17,188
Operating (loss) income	(276)	(3,864)	(1,049)	374
Net (loss) income	(1,455)	(3,654)	(1,583)	6,019

Net (loss) income per share:
Basic	$(0.05)	$(0.12)	$(0.05)	$0.20
Diluted	(0.05)	(0.12)	(0.05)	0.20

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$38,207	$29,142	$39,441	$41,399
Gross profit	10,954	8,345	12,336	12,049
Operating (loss) income	(3,873)	(1,951)	571	(717)
Net loss	(4,013)	(3,171)	(405)	(1,389)

Net loss per share:
Basic	$(0.13)	$(0.10)	$(0.01)	$(0.05)
Diluted	(0.13)	(0.10)	(0.01)	(0.05)

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2017, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2017, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

The Company acquired Sierra Bullets on August 21, 2017. Management excluded Sierra from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. Sierra’s total assets were $26,420 and total sales were $10,356 for the year ended December 31, 2017.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2017. The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

On August 21, 2017, the Company acquired Sierra. Because Sierra utilizes separate information and accounting systems, the Company has implemented internal controls over financial reporting for acquisition-related accounting and disclosures. The acquisition of Sierra represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2016.

CLARUS CORPORATION

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the Sierra acquisition and evaluating when it will complete an evaluation and review of Sierra’s internal controls over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

of Clarus Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Clarus Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and related notes (collectively, the consolidated financial statements), and our report dated March 12, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Sierra Bullets, LLC (Sierra) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, Sierra’s internal control over financial reporting associated with total assets of $26,420 and total revenues of $10,356 included in the consolidated financial statements of the Company as of and for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Sierra Bullets, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP
Salt Lake City, Utah
March 12, 2018

CLARUS CORPORATION

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3).

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of business conduct and ethics may be accessed at www.claruscorp.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of business conduct and ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2018 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2018 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2018 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2017.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2018 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2017.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2018 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2017.

CLARUS CORPORATION

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a)(1) The Financial Statements. The Financial Statements of the Company are included in Item 8 above.

(a)(2) Financial Statement Schedules. No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated as of May 7, 2010 by and among the Company, Everest/Sapphire Acquisition, LLC, Sapphire Merger Corp., Black Diamond Equipment, Ltd. and Ed McCall, as Stockholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.2	Agreement and Plan of Merger dated as of May 7, 2010 by and among the Company, Everest/Sapphire Acquisition LLC, Everest Merger I Corp., Everest Merger II, LLC, Gregory Mountain Products, Inc. and Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.3	Asset Purchase Agreement by and among Samsonite LLC, the Company and Gregory Mountain Products, LLC, dated as of June 18, 2014 (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on June 23, 2014 and incorporated herein by reference).

2.4	Purchase Agreement by and Among Dainese S.P.A., Dainese USA, Inc., the Company and Ember Scandinavia AB, dated as of October 7, 2015 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2015 and incorporated herein by reference).

2.5	Purchase and Sale Agreement by and among Everest/Sapphire Acquisition, LLC Sierra Bullets L.L.C., BHH Management, Inc. and Lumber Management, Inc., dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2017 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 31, 2003 and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 24, 2011 and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2017 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

CLARUS CORPORATION

Exhibit Number	Exhibit

3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.7	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.8	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.9	Amendment No. 4 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 9, 2016 and incorporated herein by reference).

3.10	Amendment No. 5 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2017 and incorporated herein by reference).

3.11	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.**

4.3	Rights Agreement, dated as of February 12, 2008, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Warren B. Kanders, dated as of June 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference). +

10.3	Employment Agreement, dated as of May 16, 2016, between the Company and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 20, 2016 and incorporated herein by reference). +

10.4	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference). +

10.5	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference). +

10.7	Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Commission on November 9, 2015 and incorporated herein by reference). +

10.8	Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

CLARUS CORPORATION

Exhibit Number	Exhibit

10.9	Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

10.10	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.11	Third Amended and Restated Loan Agreement, effective as of August 21, 2017, by and among Zions First National Bank, a national banking association, as Lender, and; the Company; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; BD European Holdings, LLC; and Sierra Bullets, L.L.C., as Borrowers (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2017 and incorporated herein by reference).

10.12	Fourth Amended and Restated Promissory Note (Revolving Loan), effective as of August 21, 2017, by and among the Company; Black Diamond Equipment, Ltd.; Black Diamond Retail, Inc.; Everest/Sapphire Acquisition, LLC; BD North American Holdings, LLC; PIEPS Service, LLC; BD European Holdings, LLC.; Sierra Bullets, L.L.C.; and Zions First National Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Commission on August 25, 2017 and incorporated herein by reference).

21.1	Subsidiaries of the Company.**

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

+	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 12, 2018

	By:	/s/ Aaron J. Kuehne
Aaron J. Kuehne,
Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Aaron J. Kuehne	Chief Administrative Officer and Chief Financial Officer (Principal
Aaron J. Kuehne	Financial Officer and Principal Accounting Officer)

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

CLARUS CORPORATION

EXHIBIT INDEX

Exhibit Number	Exhibit

4.2	Company’s Specimen Common Stock Certificate.**

21.1	Subsidiaries of the Company.**

23.1	Consent of Independent Registered Public Accounting Firm.**

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.***

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

**	Filed herewith

***	Furnished herewith

