Form 10-Q
period 2018-03-31
Clarus Corp
filed 2018-05-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 2, 2018, there were 30,041,265 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets
Cash	$2,196	$1,856
Accounts receivable, less allowance for doubtful accounts of $608 and $382, respectively	36,252	35,817
Inventories	53,122	58,138
Prepaid and other current assets	4,397	3,633
Income tax receivable	43	-
Total current assets	96,010	99,444

Property and equipment, net	24,383	24,345
Other intangible assets, net	22,346	23,238
Indefinite lived intangible assets	41,938	41,843
Goodwill	17,745	17,745
Other long-term assets	812	834
Total assets	$203,234	$207,449

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,761	$19,456
Income tax payable	245	328
Current portion of long-term debt	40	-
Total current liabilities	20,046	19,784

Long-term debt	14,812	20,842
Deferred income taxes	3,675	3,666
Other long-term liabilities	103	175
Total liabilities	38,636	44,467

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,917 and 32,917 issued and 30,041 and 30,041 outstanding, respectively	3	3
Additional paid in capital	485,784	485,285
Accumulated deficit	(309,987)	(310,390)
Treasury stock, at cost	(12,415)	(12,415)
Accumulated other comprehensive income	1,213	499
Total stockholders' equity	164,598	162,982
Total liabilities and stockholders' equity	$203,234	$207,449

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017

Sales
Domestic sales	$25,654	$21,337
International sales	27,613	20,219
Total sales	53,267	41,556

Cost of goods sold	35,440	29,256
Gross profit	17,827	12,300

Operating expenses
Selling, general and administrative	17,128	12,535
Restructuring charge	40	41
Transaction costs	165	-

Total operating expenses	17,333	12,576

Operating income (loss)	494	(276)

Other (expense) income
Interest expense, net	(254)	(983)
Other, net	121	14

Total other expense, net	(133)	(969)

Income (loss) before income tax	361	(1,245)
Income tax (benefit) expense	(42)	210
Net income (loss)	403	(1,455)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	625	264
Unrealized income (loss) on hedging activities	89	(327)
Other comprehensive income (loss)	714	(63)
Comprehensive income (loss)	$1,117	$(1,518)

Net income (loss) per share:
Basic	$0.01	$(0.05)
Diluted	0.01	(0.05)

Weighted average shares outstanding:
Basic	30,041	30,015
Diluted	30,157	30,015

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net income (loss)	$403	$(1,455)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,073	558
Amortization of intangible assets	969	266
Accretion of notes payable	-	833
Amortization of debt issuance costs	17	-
(Gain) loss on disposition of assets	(2)	123
Gain from removal of accumulated translation adjustment	(131)	(20)
Stock-based compensation	499	33
Deferred income taxes	(150)	69
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(147)	(1,479)
Inventories	5,430	2,051
Prepaid and other assets	(528)	106
Accounts payable and accrued liabilities	(10)	744
Income taxes	(127)	189
Other	(41)	(37)
Net cash provided by operating activities	7,255	1,981

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	2	-
Purchase of property and equipment	(853)	(426)
Net cash used in investing activities	(851)	(426)

Cash Flows From Financing Activities:
Net repayments of revolving credit facilities	(6,104)	-
Repayments of long-term debt and capital leases	(10)	(22,713)
Purchase of treasury stock	-	(14)
Net cash used in financing activities	(6,114)	(22,727)

Effect of foreign exchange rates on cash	50	15

Change in cash	340	(21,157)
Cash, beginning of period	1,856	94,738
Cash, end of period	$2,196	$73,581

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$237	$(53)
Cash paid for interest	$264	$208
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$247	$87
Property and equipment acquired through a capital lease	$123	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2018 are not necessarily indicative of the results to be obtained for the year ending December 31, 2018. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “Commission”).

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

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”).

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted new guidance on revenue from customers using the modified retrospective method applied to revenues that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 605.

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of Topic 606. However, the new revenue standard provides new guidance that resulted in immaterial reclassifications between Prepaid and other current assets, Sales, Cost of goods sold, and Accounts payable and accrued liabilities associated with accounting for revenue with a right of return. The impact of the reclassifications to revenues and expenses for the quarter ended March 31, 2018, was also immaterial as a result of applying Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard.

The Company recognizes revenue when a contract exists with a customer which specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered complete when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short- term credit terms or upon delivery of point of sale transactions.

The Company enters into contractual arrangement with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts which are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligation, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short term nature of the contracts.

The Company’s contract terms or historical business practices can give rise to variable consideration such as term discounts and customer cooperative payments. We estimate the expected term discounts based on an analysis of historical experience and record cash discounts as a reduction to revenue. Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products. The Company records such costs as a reduction of revenue, where the fair value cannot be reasonably estimated or where costs exceed the fair value of the services.

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. The Company accrues for such estimated returns and claims with an estimated accrual and associated reduction of revenue. Additionally, the Company records an other current asset for inventory which it expects to be returned with a corresponding reduction of cost of goods sold. Such balances as of March 31, 2018 and January 1, 2018 are immaterial. The Company also offers assurance-type warranties relating to its products sold to end customers that are accounted for under ASC 460 Guarantees.

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in cost of sales in the accompanying consolidated statements of comprehensive income (loss).

Sales commissions are expensed as incurred. These costs are recorded in Selling, general and administrative. Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

The Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies. See Note 15 Segment Information for disaggregated revenue by segment.

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities totaled $85 and $360 at March 31, 2018 and January 1, 2018, respectively. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the first quarter of 2018 totaled $291.

The accounts receivable trade balance related to customers totaled $36,342, less allowance of $608, and $35,940, less allowance of $382, as of March 31, 2018 and January 1, 2018, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Accounting Pronouncements adopted during 2018

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning January 1, 2018, and interim periods within those fiscal years. The amendments in this update are required to be applied using a retrospective transition method to each period presented. Accordingly, the Company adopted this ASU on January 1, 2018 and determined that the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 with early adoption permitted. Accordingly, the Company adopted this ASU on January 1, 2018 and determined that the adoption of this guidance did not impact the Company’s consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting, which clarifies that an entity should account for the effects of a modification unless the fair value, vesting terms and classification as liability or equity of the modified and original awards do not change on the modification date. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this update are applied using a prospective transition method. Accordingly, the Company adopted this ASU on January 1, 2018 and determined that the adoption of this guidance did not impact the Company’s consolidated financial statements and related disclosures.

In March 2018, the FASB issued ASU 2018-5 Income Tax (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118) which adds various paragraphs pursuant to the issuance of SAB 118. This guidance provides for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law and establishes a measurement period that should not extend beyond one year from the Tax Act enactment date (December 22, 2017) to obtain the appropriate documentation and complete the accounting under ASC 740 for certain income tax effects of the Tax Act which were incomplete at December 31, 2017. This ASU became effective when issued in March 2018. The Company believes that all material adjustments have been identified and recorded relating to the Tax Act in 2017. Accordingly, the Company believes that adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessor and lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology. The Company currently maintains two capital leases. The Company is performing an assessment of its leases and has begun preparations for implementation and restrospective application to the earliest reporting period. Under the new guidance, leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (ie. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. The majority of our current operating leases have been negotiated to expire after the adoption date. Consequently, for the leases with terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments should approximate $2,400.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early application is permitted.  We intend to adopt the new guidance in the first quarter of 2019. The Company is still evaluating the impact of the adoption and implementation of this standard on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. This ASU is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. We intend to adopt the new guidance in the first quarter of 2019. The Company does not believe the adoption and implementation of this standard will have a significant impact on its consolidation financial statements.

NOTE 2. ACQUISITION

On August 21, 2017, the Company, through Everest/Sapphire Acquisition, LLC (“Everest/Sapphire”), a Delaware limited liability company and wholly owned subsidiary of Clarus, acquired 100% of the outstanding membership interests of Sierra, a manufacturer of a wide range of bullets primarily for both rifles and pistols, pursuant to the terms of the purchase and sale agreement dated August 21, 2017 (the “Purchase Agreement”), by and among Everest/Sapphire, Sierra, BHH Management, Inc., a California corporation (“BHH”), Lumber Management, Inc., a Delaware corporation (“LMI” and, together with BHH, each a “Seller” and, collectively, the “Sellers”), and BHH, in its capacity as the representative of Sellers. Under the terms of the Purchase Agreement, Everest/Sapphire acquired Sierra for an aggregate purchase price of $79,000, plus or minus a preliminary working capital adjustment, in accordance with and subject to the terms and conditions set forth in the Purchase Agreement. The Company has not finalized the working capital adjustment as of March 31, 2018. We expect the information needed to finalize our working capital adjustment which could affect the recorded purchase consideration and goodwill during the three-month period ending June 30, 2018.

Pro Forma Results

The following unaudited pro forma results of operations for the three months ended March 31, 2017 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2016, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, the Sellers’ management fees, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

Three Months Ended
March 31, 2017

Sales	$51,037
Net income	$811
Net income per share - basic	$0.03
Net income per share - diluted	$0.03

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017

Finished goods	$40,238	$46,729
Work-in-process	6,129	5,194
Raw materials and supplies	6,755	6,215
	$53,122	$58,138

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017

Land	$3,160	$3,160
Building and improvements	6,800	6,800
Furniture and fixtures	4,140	3,822
Computer hardware and software	4,975	4,897
Machinery and equipment	20,500	19,764
Construction in progress	741	721
	40,316	39,164
Less accumulated depreciation	(15,933)	(14,819)
	$24,383	$24,345

NOTE 5. OTHER INTANGIBLE ASSETS

Goodwill

There was no change in goodwill during the three months ended March 31, 2018. The following table summarizes goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2017	$-	$17,745	$17,745

Balance at March 31, 2018	$-	$17,745	$17,745

Indefinite Lived Intangible Assets

The Company owns certain tradenames and trademarks which provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was an increase in tradenames and trademarks during the three months ended March 31, 2018, due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Balance at December 31, 2017	$41,843

Impact of foreign currency exchange rates	95

Balance at March 31, 2018	$41,938

Other Intangible Assets, net

Intangible assets are amortizable over their estimated useful lives. There was an increase in gross other intangible assets subject to amortization during the three months ended March 31, 2018 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2017	$33,062

Impact of foreign currency exchange rates	137

Gross balance at March 31, 2018	$33,199

Other intangible assets, net of amortization as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017

Customer lists and relationships	$26,243	$26,166
Product technologies	4,909	4,849
Trade name / trademark	1,100	1,100
Core technologies	947	947
	33,199	33,062
Less accumulated amortization	(10,853)	(9,824)
	$22,346	$23,238

NOTE 6. LONG-TERM DEBT

Long-term debt, net as of March 31, 2018 and December 31, 2017, was as follows:

	March 31, 2018	December 31, 2017

Revolving credit facility (a)	$14,738	$20,842
Capital lease	114	-
	14,852	20,842
Less current portion	(40)	-
	$14,812	$20,842

(a)	As of March 31, 2018, the Company had drawn $14,738 on a $38,750 revolving credit facility with ZB, N.A. dba Zions First National Bank with a maturity date of August 21, 2022.

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

At March 31, 2018, the Company’s derivative contracts had a remaining maturity of less than one year. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $697 as of March 31, 2018. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At March 31, 2018, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	11,981	February 2019
Foreign exchange contracts - British Pounds	1,290	February 2019
Foreign exchange contracts - Euros	14,899	February 2019

	December 31, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	2,629	February 2018
Foreign exchange contracts - Canadian Dollars	9,538	February 2019
Foreign exchange contracts - British Pounds	1,737	February 2019
Foreign exchange contracts - Euros	15,928	February 2019

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(325) and $296 were reclassified to sales during the three months ended March 31, 2018 and 2017, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2018 and December 31, 2017:

	Classification	March 31, 2018	December 31, 2017

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$229	$40
Forward exchange contracts	Other long-term assets	$-	$6

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$926	$919
Forward exchange contracts	Other long-term liabilities	$-	$74

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$905	$(406)	$499
Other comprehensive income (loss) before reclassifications	756	(177)	579
Amounts reclassified from other comprehensive income (loss)	(131)	266	135
Net current period other comprehensive income	625	89	714
Balance as of March 31, 2018	$1,530	$(317)	$1,213

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three months ended March 31, 2018, were as follows:

Affected line item in the Condensed Consolidated Statement of Comprehensive Income (Loss)	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statement of Comprehensive Income (Loss)
Foreign exchange contracts:
Sales	$(325)
Less: Income tax expense	(59)
Amount reclassified, net of tax	(266)
Foreign currency translation adjustments:
Other, net	131
Total reclassifications from AOCI	$(135)

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	-	229	-	229
	$-	$229	$-	$229

Liabilities
Forward exchange contracts	$-	$926	$-	$926
	$-	$926	$-	$926

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$46	$-	$46
	$-	$46	$-	$46

Liabilities
Forward exchange contracts	$-	$993	$-	$993
	$-	$993	$-	$993

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2018 and December 31, 2017.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended
	March 31, 2018	March 31, 2017

Weighted average shares outstanding - basic	30,041	30,015
Effect of dilutive stock awards	116	-
Weighted average shares outstanding - diluted	30,157	30,015

Net income (loss) per share:
Basic	$0.01	$(0.05)
Diluted	0.01	(0.05)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For the three months ended March 31, 2018 and 2017, equity awards of 2,119 and 2,313, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

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

During the three months ended March 31, 2018, the Company issued stock options for an aggregate of 1,500 shares under the 2015 Plan to directors and employees of the Company. The 1,500 options issued vest in five equal tranches on December 31, 2018, 2019, 2020, 2021 and 2022.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2018

Number of options	1,500
Option vesting period	5 Years
Grant price	$6.80
Dividend yield	0.00%
Expected volatility (a)	41.2% - 42.5%
Risk-free interest rate	2.65% - 2.78%
Expected life (years) (b)	5.00 - 6.50
Weighted average fair value	$2.77 - $3.09

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the three months ended March 31, 2018 was $4,480, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2018 and 2017 was $499 and $33, respectively. For the three months ended March 31, 2018 and 2017, the majority of stock-based compensation costs were classified as selling, general and administrative expense.

As of March 31, 2018, there were 1,857 unvested stock options and unrecognized compensation cost of $5,251 related to unvested stock options, as well as 850 unvested restricted stock awards and unrecognized compensation cost of $1,110 related to unvested restricted stock awards.

NOTE 12. RESTRUCTURING

The Company initiated restructuring activities in efforts to further realign resources within the organization (“2015 Restructuring Plan”) and anticipates completing the plan in 2018. During the three months ended March 31, 2018 and 2017, we incurred restructuring charges of $40 and $41, respectively, related to the 2015 Restructuring Plan. We incurred $2,584 of cumulative restructuring charges in connection with the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of restructuring charges related to the 2015 Restructuring Plan during the remainder of 2018.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

2015 Restructuring Plan
Balance at December 31, 2017	$93
Charges to expense:
Other costs	40
Total restructuring charges	40
Cash payments and non-cash charges:
Cash payments	(32)
Balance at March 31, 2018	$101

As of March 31, 2018, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2018.

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

Total rent expense of the Company for the three months ended March 31, 2018 and 2017 was $227 and $203, respectively.

NOTE 14. INCOME TAXES

The Company’s foreign operations that are considered to be permanently reinvested have a statutory tax rate of 25%.

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

The first provisional matter recorded in 2017 relates to the Transition Tax and a dividend paid by the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), to Clarus. Under the Transition Tax, all activity should be added back to the accumulated earnings and profits of specified foreign corporations (“SFC”) in order to calculate the Transition Tax. However, the dividend from Ember created a de facto liquidation. The guidance is unclear as to whether a liquidating dividend should be added back to accumulating earnings and profits, or if, due to the de facto liquidation, the company did not exist as of the date of measurement. The Company did not add the dividend back to the Transition Tax calculation, and had it done so, it would have resulted in a tax benefit of approximately $2,500 due to offsetting accumulated earnings and profits deficits of other SFCs. With additional guidance from the IRS, this position could change and impact the overall tax provision.

The second provisional matter recorded in 2017 relates to the measurement of valuation allowance on net deferred tax assets that create future indefinite net operating losses, which can be realized through indefinite deferred tax liabilities and thus be considered as a source of future taxable income. In several states in which the Company operates, the states’ position is to conform to Federal tax legislation, however in practice no formal declaration is made by the states upon tax legislation changes. It is unclear at this time whether states have conformed to the Tax Act or adopted their own laws to address the federal changes. On a provisional basis, the Company released federal valuation allowance of $4,512. If the Company had released the state valuation allowance, it would have resulted in an incremental tax benefit of approximately $400.

The Company took into consideration the various changes of the Tax Act when calculating the annual effective tax rate.

The tax (benefit) expense includes a discrete benefit of $28 and discrete charge of $133 for the three months ended March 31, 2018 and 2017, respectively, associated with a disproportionate tax effect released from AOCI.

As of December 31, 2017, the Company’s gross deferred tax asset was $50,732. The Company had recorded a valuation allowance of $45,811, resulting in a net deferred tax asset of $4,921, before deferred tax liabilities of $8,587. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2017, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

NOTE 15. SEGMENT INFORMATION

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•	The Black Diamond segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. It also offers advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	The Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high performance bullets for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

Financial information for our segments is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Sales to external customers:
Black Diamond
Domestic sales	$19,271	$21,337
International sales	25,756	20,219
Total Black Diamond	45,027	41,556
Sierra
Domestic sales	6,383	-
International sales	1,857	-
Total Sierra	8,240	-
Sales to external customers	53,267	41,556
Segment operating income:
Black Diamond	1,937	1,020
Sierra	797	-
Segment operating income	2,734	1,020
Restructuring charge	(40)	(41)
Transaction costs	(165)	-
Corporate and other expenses	(1,914)	(1,241)
Interest expense, net	(254)	(983)
Income (loss) before income tax	$361	$(1,245)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017

Black Diamond	$124,218	$127,202
Sierra	76,384	77,270
Corporate	2,632	2,977
	$203,234	$207,449

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2018	March 31, 2017
Capital expenditures:
Black Diamond	$658	$426
Sierra	195	-
Total capital expenditures	$853	$426
Depreciation:
Black Diamond	$587	$558
Sierra	486	-
Total depreciation	$1,073	$558
Amortization:
Black Diamond	$275	$266
Sierra	694	-
Total amortization	$969	$266

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

In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full, at which time, the note discount of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Quarterly Report on Form 10-Q Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”) may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer spending on our products; general economic conditions and other factors affecting consumer confidence; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its growth strategy, including its ability to organically grow each of its historical product lines; the ability of the Company to identify potential acquisition or investment opportunities as part of its acquisition strategy; the Company’s ability to successfully execute its acquisition strategy or that any such strategy will result in the Company’s future profitability; the Company’s ability to successfully integrate Sierra Bullets, L.L.C. (“Sierra”); changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and foreign suppliers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; and legal, regulatory, political and economic risks in international markets. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra.

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

See “Significant Accounting Policies” in Note 1 to the notes to the unaudited condensed consolidated financial statements for discussion related to changes to our critical accounting policies including revenue recognition from the adoption of Accounting Standards Codification Topic 606. There have been no other significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Accounting Pronouncements Issued Not Yet Adopted

See “Recent Accounting Pronouncements” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended March 31, 2018 Compared to Condensed Consolidated Three Months Ended March 31, 2017

The following presents a discussion of condensed consolidated operations for the three months ended March 31, 2018, compared with the condensed consolidated three months ended March 31, 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017

Sales
Domestic sales	$25,654	$21,337
International sales	27,613	20,219
Total sales	53,267	41,556

Cost of goods sold	35,440	29,256
Gross profit	17,827	12,300

Operating expenses
Selling, general and administrative	17,128	12,535
Restructuring charge	40	41
Transaction costs	165	-

Total operating expenses	17,333	12,576

Operating income (loss)	494	(276)

Other (expense) income
Interest expense, net	(254)	(983)
Other, net	121	14

Total other expense, net	(133)	(969)

Income (loss) before income tax	361	(1,245)
Income tax (benefit) expense	(42)	210
Net income (loss)	$403	$(1,455)

Sales

Consolidated sales increased $11,711, or 28.2%, to $53,267 during the three months ended March 31, 2018, compared to consolidated sales of $41,556 during the three months ended March 31, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $8,240 in sales during the three months ended March 31, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and ski products sold during the period and an increase in sales of $1,651 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended March 31, 2018 compared to the prior period.

Consolidated domestic sales increased $4,317, or 20.2%, to $25,654 during the three months ended March 31, 2018, compared to consolidated domestic sales of $21,337 during the three months ended March 31, 2017. The increase in sales was attributable to the inclusion of Sierra, which contributed $6,383 in sales, and an increase in the quantity of new and existing climb products sold during the three months ended March 31, 2018. These increases were partially offset by a decrease in the quantity of new and existing mountain and ski products sold during the period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $7,394, or 36.6%, to $27,613 during the three months ended March 31, 2018, compared to consolidated international sales of $20,219 during the three months ended March 31, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $1,857 in sales during the three months ended March 31, 2018. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $1,651 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended March 31, 2018 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $6,184, or 21.1%, to $35,440 during the three months ended March 31, 2018, compared to consolidated cost of goods sold of $29,256 during the three months ended March 31, 2017. The increase in cost of goods sold was partially attributable to the inclusion of Sierra of $5,641, which included $1,049 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining increase was attributable to the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $5,527 or 44.9%, to $17,827 during the three months ended March 31, 2018, compared to consolidated gross profit of $12,300 during the three months ended March 31, 2017. Consolidated gross margin was 33.5% during the three months ended March 31, 2018, compared to a consolidated gross margin of 29.6% during the three months ended March 31, 2017. Consolidated gross margin during the three months ended March 31, 2018, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin also benefited from the inclusion of Sierra; however, this benefit was partially offset by a decrease in gross margin of 1.9% due to the sale of inventory that was recorded at its fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $4,593, or 36.6%, to $17,128 during the three months ended March 31, 2018, compared to consolidated selling, general and administrative expenses of $12,535 during the three months ended March 31, 2017. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $1,802, with the remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $466 during the three months ended March 31, 2018 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $1, or 2.4%, to $40 during the three months ended March 31, 2018, compared to consolidated restructuring expense of $41 during the three months ended March 31, 2017. Restructuring expenses incurred during the three months ended March 31, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $165 during the three months ended March 31, 2018, compared to consolidated transaction costs of $0 during the three months ended March 31, 2017, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net decreased $729, or 74.2%, to $254 during the three months ended March 31, 2018, compared to consolidated interest expense, net, of $983 during the three months ended March 31, 2017. Interest expense recognized during the three months ended March 31, 2018 was primarily attributable to the Company’s revolving credit facility. Interest expense recognized during the three months ended March 31, 2017 was primarily attributable to the Company’s 5% Senior Subordinated Notes which were repaid during the three months ended March 31, 2017.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, increased $107, or 764.3%, to income of $121 during the three months ended March 31, 2018, compared to consolidated other, net income of $14 during the three months ended March 31, 2017. The increase in other, net, was primarily attributable to gains related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity. This increase was partially offset by an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $252, or 120.0%, to $42 during the three months ended March 31, 2018, compared to a consolidated income tax expense of $210 during the same period in 2017. The tax benefit recorded during the three months ended March 31, 2018 includes a discrete benefit associated with a disproportionate tax effect released from accumulated other comprehensive income of $28. The tax expense recorded during the three months ended March 31, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $133.

Our effective income tax rate was 11.6% for the three months ended March 31, 2018, compared to 16.9% for the same period in 2017. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Three Months Ended March 31, 2018 Compared to Condensed Consolidated Three Months Ended March 31, 2017

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2018 compared with the condensed consolidated three months ended March 31, 2017. Our primary ongoing funding requirements are for working capital, expansion of our operations and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At March 31, 2018, we had total cash of $2,196 compared to a cash balance of $1,856 at December 31, 2017, which was substantially controlled by the Company’s U.S. entities. At March 31, 2018, the Company had $1,051 of the $2,196 in cash held by foreign entities, of which $1,051 is considered permanently reinvested.

	Three Months Ended
	March 31, 2018	March 31, 2017

Net cash provided by operating activities	$7,255	$1,981
Net cash used in investing activities	(851)	(426)
Net cash used in financing activities	(6,114)	(22,727)
Effect of foreign exchange rates on cash	50	15
Change in cash	340	(21,157)
Cash, beginning of period	1,856	94,738
Cash, end of period	$2,196	$73,581

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $7,255 during the three months ended March 31, 2018, compared to consolidated net cash provided by operating activities of $1,981 during the three months ended March 31, 2017. The increase in net cash provided by operating activities during 2018 is primarily due to a decrease in net operating assets, net of assets acquired or non-cash working capital of $3,007 and an increase in net income during the three months ended March 31, 2018, compared to the same period in 2017.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $6,402 during the three months ended March 31, 2018 compared to free cash flows generated of $1,555 during the same period in 2017. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net cash provided by operating activities	$7,255	$1,981
Purchase of property and equipment	(853)	(426)
Free cash flow	$6,402	$1,555

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $851 during the three months ended March 31, 2018, compared to consolidated net cash used in investing activities of $426 during the three months ended March 31, 2017. The increase in cash used during the three months ended March 31, 2018 is primarily due to an increase in purchases of property and equipment compared to the same period in 2017.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $6,114 during the three months ended March 31, 2018, compared to consolidated cash used in financing activities of $22,727 during the three months ended March 31, 2017. The cash used during the three months ended March 31, 2018 relates primarily to repayments of the revolving credit facility. The cash used during the three months ended March 31, 2017 relates to repayments of debt and the repurchase of the Company’s common stock.

Net Operating Loss

As of December 31, 2017, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $156,598, $3,452 and $0, respectively. The Company believes its U.S. federal net operating loss (“NOL”) will substantially offset its future U.S. federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $156,598 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

As of December 31, 2017, the Company’s gross deferred tax asset was $50,732. The Company has recorded a valuation allowance of $45,811, resulting in a net deferred tax asset of $4,921, before deferred tax liabilities of $8,587. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2017, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Code.

Revolving Credit Facility

In conjunction with the acquisition of Sierra, on August 21, 2017, the Company together with its direct and indirect domestic subsidiaries entered into a third amended and restated loan agreement (the “Third Amended and Restated Loan Agreement”) with ZB, N.A. dba Zions First National Bank (the “Lender”), which matures on August 21, 2022. Under the Third Amended and Restated Loan Agreement, the Company has up to a $40,000 revolving line of credit (the “Revolving Line of Credit”) pursuant to a fourth amended and restated promissory note. The maximum borrowing of $40,000 (the “Maximum Borrowing”) under the Revolving Line of Credit reduces by $1,250 per quarter until such time as the maximum borrowing amount is $20,000, provided, that the Company may request an increase of up to $20,000 as an accordion option (the “Accordion”) to increase the Revolving Line of Credit up to the Maximum Borrowing on a seasonal or permanent basis for funding general corporate needs including working capital, capital expenditures, permitted loans or investments in subsidiaries, and the issuance of letters of credit. Availability under the Revolving Line of Credit may not exceed $30,000 unless the Company has sufficient eligible receivable, inventory and equipment assets at such time pursuant to formulas set forth in the Third Amended and Restated Loan Agreement.

All debt associated with the Third Amended and Restated Loan Agreement bears interest at one-month London Interbank Offered Rate (“LIBOR”) plus an applicable margin as determined by the ratio of Total Net Debt (as defined in and subject to adjustments as set forth in the Third Amended and Restated Loan Agreement) to trailing twelve month earnings before interest, taxes, depreciation and amortization (“EBITDA”) as follows: (i) one month LIBOR plus 4.00% per annum at all times that Total Net Debt to trailing twelve month EBITDA ratio is greater than or equal to 2.75; (ii) one month LIBOR plus 3.00% per annum at all times that Total Net Debt to trailing twelve month EBITDA ratio is greater than or equal to 2.00 and less than 2.75; (iii) one month LIBOR plus 2.00% per annum at all times that Total Net Debt to trailing twelve month EBITDA ratio is greater than or equal to 1.00 and less than 2.00; and (iv) one month LIBOR plus 1.5% per annum at all times that Total Net Debt to trailing twelve month EBITDA ratio is less than 1.00.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Any amount outstanding under the Third Amended and Restated Loan Agreement will be secured by a general first priority Uniform Commercial Code security interest in all material domestic assets of the Company and its domestic subsidiaries, including, but not limited to: accounts, accounts receivable, inventories, equipment, real property, ownership in subsidiaries, and intangibles including patents, trademarks and copyrights. Proceeds of the foregoing will be secured via pledge and control agreements on domestic depository and investment accounts not held with the Lender.

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

In addition, the Third Amended and Restated Loan Agreement contains covenants restricting the Company and its subsidiaries from pledging or encumbering their assets, with certain exceptions, and from engaging in acquisitions other than acquisitions permitted by the Third Amended and Restated Loan Agreement. The Third Amended and Restated Loan Agreement contains customary events of default (with grace periods where customary) including, among other things, failure to pay any principal or interest when due; any materially false or misleading representation, warranty, or financial statement; failure to comply with or to perform any provision of the Third and Restated Loan Agreement; and default on any debt or agreement in excess of certain amounts. As of March 31, 2018, the Company had drawn $14,738 on the $38,750 revolving credit facility. On May 1, 2018, Black Diamond Retail-Alaska, LLC executed a joinder and became a loan party to the Third Amended and Restated Loan Agreement.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full, at which time, the note discount of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2018, were effective. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting Sierra’s internal control over financial reporting associated with total assets of $26,227 and total revenues of $8,240 included in the condensed consolidated financial statements of the Company as of March 31, 2018.

Changes in Internal Control over Financial Reporting

On August 21, 2017, the Company acquired Sierra. The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the Sierra acquisition and evaluating when it will complete an evaluation and review of Sierra’s internal controls over financial reporting.

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”). Although the adoption of Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions, based on the five-step model provided in the new revenue standard. There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 5. OTHER INFORMATION

On May 4, 2018, the Company delivered a letter (the “Letter”) to Brown Advisory Incorporated and its Affiliates (collectively, “Brown”) approving its request to be permitted under the Company’s Rights Agreement dated as of February 12, 2008 to acquire beneficial ownership in excess of 4.9% of the Company’s outstanding shares of common stock. Such approval is conditioned upon, and subject to Brown: (i) not increasing such beneficial ownership to in excess of 7.5% of the Company’s outstanding shares of common stock; and (ii) remaining continuously eligible to report its ownership of the Company’s common stock on Schedule 13G.

Furthermore, in the event that Brown reduces its beneficial ownership to below 4.9%, the approval granted pursuant to the Letter shall immediately terminate and the applicable party would need to obtain a new approval from the Company’s Board of Directors before seeking to again increase its beneficial ownership to in excess of 4.9% of the Company’s outstanding shares of common stock.

A copy of the Letter is attached to this Quarterly Report on Form 10-Q as Exhibit 99.1 and is incorporated herein by reference as if fully set forth herein. The foregoing summary description of the Letter is not intended to be complete and is qualified in its entirety by the complete text of the Letter.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

99.1	Letter to Brown Advisory Incorporated dated May 4, 2018 *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: May 7, 2018	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

