Form 10-Q
period 2018-06-30
Clarus Corp
filed 2018-08-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

or

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

As of August 1, 2018, there were 29,634,028 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets
Cash	$2,571	$1,856
Accounts receivable, less allowance for doubtful accounts of $451 and $382, respectively	32,461	35,817
Inventories	61,157	58,138
Prepaid and other current assets	4,676	3,633
Income tax receivable	43	-
Total current assets	100,908	99,444

Property and equipment, net	23,703	24,345
Other intangible assets, net	21,232	23,238
Indefinite lived intangible assets	41,751	41,843
Goodwill	18,090	17,745
Other long-term assets	1,572	834
Total assets	$207,256	$207,449

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$22,908	$19,456
Income tax payable	164	328
Current portion of long-term debt	40	-
Total current liabilities	23,112	19,784

Long-term debt	16,064	20,842
Deferred income taxes	4,011	3,666
Other long-term liabilities	101	175
Total liabilities	43,288	44,467

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 32,917 and 32,917 issued and 30,041 and 30,041 outstanding, respectively	3	3
Additional paid in capital	486,440	485,285
Accumulated deficit	(310,764)	(310,390)
Treasury stock, at cost	(12,632)	(12,415)
Accumulated other comprehensive income	921	499
Total stockholders' equity	163,968	162,982
Total liabilities and stockholders' equity	$207,256	$207,449

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2018	June 30, 2017

Sales
Domestic sales	$27,845	$16,996
International sales	18,036	13,684
Total sales	45,881	30,680

Cost of goods sold	30,021	21,642
Gross profit	15,860	9,038

Operating expenses
Selling, general and administrative	15,791	12,860
Restructuring charge	24	42
Transaction costs	168	-

Total operating expenses	15,983	12,902

Operating loss	(123)	(3,864)

Other (expense) income
Interest (expense) income, net	(463)	106
Other, net	(192)	208

Total other (expense) income, net	(655)	314

Loss before income tax	(778)	(3,550)
Income tax (benefit) expense	(1)	104
Net loss	(777)	(3,654)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,117)	1,357
Unrealized income (loss) on hedging activities	825	(1,051)
Other comprehensive (loss) income	(292)	306
Comprehensive loss	$(1,069)	$(3,348)

Net loss per share:
Basic	$(0.03)	$(0.12)
Diluted	(0.03)	(0.12)

Weighted average shares outstanding:
Basic	30,041	30,013
Diluted	30,041	30,013

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2018	June 30, 2017

Sales
Domestic sales	$53,499	$38,333
International sales	45,649	33,903
Total sales	99,148	72,236

Cost of goods sold	65,461	50,898
Gross profit	33,687	21,338

Operating expenses
Selling, general and administrative	32,919	25,395
Restructuring charge	64	83
Transaction costs	333	-

Total operating expenses	33,316	25,478

Operating income (loss)	371	(4,140)

Other (expense) income
Interest expense, net	(717)	(877)
Other, net	(71)	222

Total other expense, net	(788)	(655)

Loss before income tax	(417)	(4,795)
Income tax (benefit) expense	(43)	314
Net loss	(374)	(5,109)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(492)	1,621
Unrealized income (loss) on hedging activities	914	(1,378)
Other comprehensive income	422	243
Comprehensive income (loss)	$48	$(4,866)

Net loss per share:
Basic	$(0.01)	$(0.17)
Diluted	(0.01)	(0.17)

Weighted average shares outstanding:
Basic	30,041	30,014
Diluted	30,041	30,014

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net loss	$(374)	$(5,109)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,208	1,105
Amortization of intangible assets	1,937	535
Accretion of notes payable	-	833
Amortization of debt issuance costs	307	-
(Gain) loss on disposition of assets	(2)	70
Loss (gain) from removal of accumulated translation adjustment	41	(81)
Stock-based compensation	1,155	342
Deferred income taxes	(92)	178
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,221	1,058
Inventories	(3,468)	(8,143)
Prepaid and other assets	275	(30)
Accounts payable and accrued liabilities	2,903	2,754
Income taxes	(196)	(758)
Other	-	(373)
Net cash provided by (used in) operating activities	7,915	(7,619)

Cash Flows From Investing Activities:
Purchase of business, net of cash received	(345)	-
Proceeds from disposition of property and equipment	2	52
Purchase of property and equipment	(1,518)	(1,148)
Net cash used in investing activities	(1,861)	(1,096)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	54,392	-
Repayments on revolving credit facilities	(59,234)	-
Repayments of long-term debt and capital leases	(19)	(22,716)
Payment of debt issuance costs	(494)	-
Purchase of treasury stock	(22)	(17)
Net cash used in financing activities	(5,377)	(22,733)

Effect of foreign exchange rates on cash	38	143

Change in cash	715	(31,305)
Cash, beginning of period	1,856	94,738
Cash, end of period	$2,571	$63,433

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$246	$890
Cash paid for interest	$526	$229
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$98	$84
Property and equipment acquired through a capital lease	$123	$-
Unpaid debt issuance costs	$500	$-
Unpaid treasury stock acquisition costs	$195	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2018 are not necessarily indicative of the results to be obtained for the year ending December 31, 2018. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”).

Clarus, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products” or “Gregory”) in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On July 23, 2014, the Company completed the sale of certain assets to Samsonite LLC comprising Gregory Mountain Products’ business. On October 7, 2015, the Company sold its equity interests in POC.

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”).

On May 8, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338, excluding fees and expenses.

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards that it is seeking to redeploy to maximize shareholder value in a diverse array of businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to purchase price allocation, excess or obsolete inventory, and valuation of deferred tax assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Significant Accounting Policies

Revenue Recognition

On January 1, 2018, the Company adopted new guidance on revenue from customers using the modified retrospective method applied to revenues that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition.

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of ASC Topic 606, Revenue from Contracts with Customers. However, the new revenue standard provides new guidance that resulted in immaterial reclassifications between Prepaid and other current assets, Sales, Cost of goods sold, and Accounts payable and accrued liabilities associated with accounting for revenue with a right of return. The impact of the reclassifications to revenues and expenses for the three and six months ended June 30, 2018, was also immaterial as a result of applying ASC Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard.

The Company recognizes revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered complete when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short- term credit terms or upon delivery of point of sale transactions.

The Company enters into contractual arrangement with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligation, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short term nature of the contracts.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. The Company accrues for such estimated returns and claims with an estimated accrual and associated reduction of revenue. Additionally, the Company records inventory that it expects to be returned as an other current asset, with a corresponding reduction of cost of goods sold. Such balances as of June 30, 2018 and January 1, 2018 are immaterial. The Company also offers assurance-type warranties relating to its products sold to end customers that are accounted for under ASC Topic 460, Guarantees.

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in Cost of goods sold in the accompanying consolidated statements of comprehensive income (loss).

Sales commissions are expensed as incurred. These costs are recorded in Selling, general and administrative. Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

The Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies. See Note 15 - Segment Information, for disaggregated revenue by segment.

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities totaled $57 and $360 at June 30, 2018 and January 1, 2018, respectively. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three and six months ended June 30, 2018 totaled $85 and $376, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The accounts receivable trade balance related to customers totaled $32,823, less allowance of $451, and $35,940, less allowance of $382, as of June 30, 2018 and January 1, 2018, respectively.

Accounting Pronouncements adopted during 2018

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. This ASU is effective for fiscal years beginning January 1, 2018, and interim periods within those fiscal years. The amendments in this update are required to be applied using a retrospective transition method to each period presented. Accordingly, the Company adopted this ASU on January 1, 2018 and determined that the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In March 2018, the FASB issued ASU 2018-5 Income Tax (Topic 740) Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 which adds various paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118 (“SAB 118”). This guidance provides for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law and establishes a measurement period that should not extend beyond one year from the Tax Act enactment date (December 22, 2017) to obtain the appropriate documentation and complete the accounting under ASC Topic 740 for certain income tax effects of the Tax Act which were incomplete at December 31, 2017. This ASU became effective when issued in March 2018. The Company believes that all material adjustments have been identified and recorded relating to the Tax Act in 2017. Accordingly, the Company believes that adoption of this guidance will not have a material impact on the Company’s consolidated financial statements and related disclosures.

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessor and lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology. The Company currently maintains two capital leases. The Company is performing an assessment of its leases and has begun preparations for implementation and restrospective application to the earliest reporting period. Under the new guidance, leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. The majority of our current operating leases have been negotiated to expire after the adoption date. Consequently, for the leases with terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments should approximate $2,400.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years.  Early application is permitted, and we intend to adopt the new guidance in the first quarter of 2019. The Company is still evaluating the impact of the adoption and implementation of this standard on its consolidated financial statements.

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

NOTE 2. ACQUISITION

On August 21, 2017, the Company, through Everest/Sapphire Acquisition, LLC (“Everest/Sapphire”), a Delaware limited liability company and wholly owned subsidiary of Clarus, acquired 100% of the outstanding membership interests of Sierra, a manufacturer of a wide range of bullets primarily for both rifles and pistols, pursuant to the terms of the purchase and sale agreement dated August 21, 2017 (the “Purchase Agreement”), by and among Everest/Sapphire, Sierra, BHH Management, Inc., a California corporation (“BHH”), Lumber Management, Inc., a Delaware corporation (“LMI” and, together with BHH, the “Sellers”), and BHH, in its capacity as the representative of Sellers. Under the terms of the Purchase Agreement, Everest/Sapphire acquired Sierra for an aggregate purchase price of $79,000, plus or minus a working capital adjustment, in accordance with and subject to the terms and conditions set forth in the Purchase Agreement. During the three months ended June 30, 2018, the Company finalized the working capital adjustment and adjusted the recorded purchase consideration and goodwill by $345.

Pro Forma Results

The following unaudited pro forma results of operations for the three and six months ended June 30, 2017 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2016, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, the Sellers’ management fees, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017

Sales	$38,977	$90,014
Net loss	$(2,222)	$(1,411)
Net loss per share - basic	$(0.07)	$(0.05)
Net loss per share - diluted	$(0.07)	$(0.05)

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

NOTE 3. INVENTORIES

Inventories, as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017

Finished goods	$46,736	$46,729
Work-in-process	6,245	5,194
Raw materials and supplies	8,176	6,215
	$61,157	$58,138

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017

Land	$3,160	$3,160
Building and improvements	6,805	6,800
Furniture and fixtures	4,284	3,822
Computer hardware and software	5,095	4,897
Machinery and equipment	20,610	19,764
Construction in progress	731	721
	40,685	39,164
Less accumulated depreciation	(16,982)	(14,819)
	$23,703	$24,345

NOTE 5. OTHER INTANGIBLE ASSETS

Goodwill

There was an increase in goodwill during the six months ended June 30, 2018 from $17,745 to $18,090, due to the finalization of the working capital adjustment related to the Sierra purchase. The following table summarizes the changes in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2017	$-	$17,745	$17,745

Increase due to working capital adjustment	-	345	345

Balance at June 30, 2018	$-	$18,090	$18,090

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consist of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was a decrease in tradenames and trademarks during the six months ended June 30, 2018 due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2017	$41,843

Impact of foreign currency exchange rates	(92)

Balance at June 30, 2018	$41,751

Other Intangible Assets, net

The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies, are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets subject to amortization during the six months ended June 30, 2018 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2017	$33,062

Impact of foreign currency exchange rates	(133)

Gross balance at June 30, 2018	$32,929

Other intangible assets, net of amortization as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017

Customer lists and relationships	$26,092	$26,166
Product technologies	4,790	4,849
Tradename / trademark	1,100	1,100
Core technologies	947	947
	32,929	33,062
Less accumulated amortization	(11,697)	(9,824)
	$21,232	$23,238

NOTE 6. LONG-TERM DEBT

Long-term debt as of June 30, 2018 and December 31, 2017, was as follows:

	June 30, 2018	December 31, 2017

Revolving credit facility (a)	$16,000	$20,842
Capital lease	104	-
	16,104	20,842
Less current portion	(40)	-
	$16,064	$20,842

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

(a)	As of June 30, 2018, the Company had drawn $16,000 on amounts available under the Credit Agreement (as defined below).

On June 27, 2018, the Company, Black Diamond Equipment, Black Diamond Retail, Inc., Sierra (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, the “Loan Parties”) entered into an asset based revolving Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company.

The Credit Agreement provides for a revolving commitment of $75,000 (including up to $5,000 for letters of credit) and matures on June 27, 2022. The Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for up to $75,000 of additional revolving commitments (which are currently uncommitted), for a potential aggregate revolving commitment of up to $150,000. The amount of the revolving commitment available for borrowing at any given time is subject to a borrowing base formula that is based upon the Company’s accounts receivable, inventory and intellectual property.

The obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by each other Loan Party. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and certain swap agreements), are secured by the accounts receivable, inventory, intellectual property and certain other assets of the Loan Parties pursuant to the Pledge and Security Agreement, dated June 27, 2018, by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent.

The Borrowers may elect to have the revolving loans under the Credit Agreement bear interest at either (a) in the case of “CBFR” borrowings, a rate generally equal to the London Interbank Offered Rate (“LIBOR”) for an interest period of one month, subject to a 0.00% floor, or (b) in the case of “Eurodollar” borrowings, a rate generally equal to an adjusted LIBOR for the interest period relevant to such borrowing, subject to a 0.00% floor, plus, in each such case, an applicable rate generally ranging from 1.50% to 2.20% per annum. The applicable rate was initially 1.50% per annum, however, it may be adjusted from time to time primarily based upon the achievement of a specified fixed charge coverage ratio, and also based upon the type of assets that generate availability under the borrowing base formula. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving commitment. Such commitment fee will range between 0.25% and 0.375% per annum, based upon the average percentage of the revolving commitment that is used in each month of the fiscal year.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, liquidations or dissolutions other than in certain permitted instances as described in the Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; and (xii) sell, assign, transfer, encumber or license certain intellectual property without the prior written consent of the administrative agent.

On June 27, 2018, concurrent with entering into the Credit Agreement, the Company terminated its revolving credit agreement (the “Terminated Credit Agreement”) and promissory note (the “Terminated Promissory Note”) with ZB, N.A. dba Zions First National Bank.  The Terminated Credit Agreement provided a $40,000 revolving credit facility pursuant to the Terminated Promissory Note.  The Company satisfied in full the outstanding balance of $16,199 as of June 27, 2018 through borrowings on the Credit Agreement.

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

At June 30, 2018, the Company’s derivative contracts had remaining maturities of approximately one and one-half years or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At June 30, 2018, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $680 on all contracts at June 30, 2018. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$10,535	August 2019
Foreign exchange contracts - British Pounds	£266	September 2018
Foreign exchange contracts - Euros	€11,693	August 2019

	December 31, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	NOK 2,629	February 2018
Foreign exchange contracts - Canadian Dollars	$9,538	February 2019
Foreign exchange contracts - British Pounds	£1,737	February 2019
Foreign exchange contracts - Euros	€15,928	February 2019

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(5) and $90 were reclassified to sales during the three months ended June 30, 2018 and 2017, respectively, and $(330) and $386 were reclassified to sales during the six months ended June 30, 2018 and 2017, respectively.

The Company held the following contracts not designated as hedged instruments as of June 30, 2018. There were no derivative contracts not designated as hedged instruments as of December 31, 2017.

	June 30, 2018
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - British Pounds	£465	February 2019

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2018 and December 31, 2017:

	Classification	June 30, 2018	December 31, 2017

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$634	$40
Forward exchange contracts	Other long-term assets	$56	$6

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$10	$919
Forward exchange contracts	Other long-term liabilities	$-	$74

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$905	$(406)	$499
Other comprehensive income (loss) before reclassifications	(533)	893	360
Amounts reclassified from other comprehensive income (loss)	41	21	62
Net current period other comprehensive income	(492)	914	422
Balance as of June 30, 2018	$413	$508	$921

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and six months ended June 30, 2018, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)	For the Three Months Ended June 30, 2018	For the Six Months Ended June 30, 2018
Foreign exchange contracts:
Sales	$(5)	$(330)
Less: Income tax expense	(250)	(309)
Amount reclassified, net of tax	$245	$(21)
Foreign currency translation adjustments:
Other, net	$(172)	$(41)
Total reclassifications from AOCI	$73	$(62)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company’s policy is to classify reclassifications of cumulative foreign currency translation from AOCI to Other, net.

NOTE 9. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1	- inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2	- inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3	- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$690	$-	$690
	$-	$690	$-	$690

Liabilities
Forward exchange contracts	$-	$10	$-	$10
	$-	$10	$-	$10

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$46	$-	$46
	$-	$46	$-	$46

Liabilities
Forward exchange contracts	$-	$993	$-	$993
	$-	$993	$-	$993

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2018 and December 31, 2017.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Weighted average shares outstanding - basic	30,041	30,013	30,041	30,014
Effect of dilutive stock awards	-	-	-	-
Weighted average shares outstanding - diluted	30,041	30,013	30,041	30,014

Net loss per share:
Basic	$(0.03)	$(0.12)	$(0.01)	$(0.17)
Diluted	(0.03)	(0.12)	(0.01)	(0.17)

For the three months ended June 30, 2018 and 2017, equity awards of 4,509 and 2,730, respectively, and for the six months ended June 30, 2018 and 2017, equity awards of 3,943 and 2,772, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

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

During the six months ended June 30, 2018, the Company issued stock options for an aggregate of 1,538 shares under the 2015 Plan to directors and employees of the Company. The 1,500 options issued vest in five equal tranches on December 31, 2018, 2019, 2020, 2021 and 2022. The remaining options vest in four equal consecutive quarterly tranches from the date of grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2018

Number of options	1,538
Option vesting period	1 - 5 Years
Grant price	$6.80 - $7.35
Dividend yield	0.00%
Expected volatility (a)	41.2% - 42.5%
Risk-free interest rate	2.65% - 2.79%
Expected life (years) (b)	5.00 - 6.50
Weighted average fair value	$2.77 - $3.09

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the six months ended June 30, 2018 was $4,595, which will be recognized over the vesting period of the options.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2018 and 2017 was $656 and $309, respectively, and for the six months ended June 30, 2018 and 2017 was $1,155 and $342, respectively. For the three and six months ended June 30, 2018 and 2017, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2018, there were 1,876 unvested stock options and unrecognized compensation cost of $4,949 related to unvested stock options, as well as 850 unvested restricted stock awards and unrecognized compensation costs of $826 related to unvested restricted stock awards.

NOTE 12. RESTRUCTURING

In 2015, the Company initiated restructuring activities in an effort to further realign resources within the organization (“2015 Restructuring Plan”); the Company currently anticipates completing the plan in 2018. During the three months ended June 30, 2018 and 2017, we incurred restructuring charges of $24 and $42, respectively, related to the 2015 Restructuring Plan. During the six months ended June 30, 2018 and 2017, we incurred restructuring charges of $64 and $83, respectively, related to the 2015 Restructuring Plan. We incurred $2,608 of cumulative restructuring charges in connection with the 2015 Restructuring Plan. We estimate that we will incur an immaterial amount of restructuring charges related to the 2015 Restructuring Plan during the remainder of 2018.

The following table summarizes the restructuring charges, payments and the remaining accrual related to employee termination costs and facility exit costs.

2015 Restructuring Plan
Balance at December 31, 2017	$93
Charges to expense:
Other costs	64
Total restructuring charges	64
Cash payments and non-cash charges:
Cash payments	(63)
Balance at June 30, 2018	$94

As of June 30, 2018, termination costs and restructuring costs remained in accrued liabilities and are expected to be paid during the remainder of 2018.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total rent expense of the Company for the three months ended June 30, 2018 and 2017 was $194 and $194, respectively, and for the six months ended June 30, 2018 and 2017 was $421 and $397, respectively.

NOTE 14. INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act made broad and complex changes to existing U.S. tax laws that impact the Company.  Most notably, the Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Act also provides for a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries (“Repatriation Tax”) and the acceleration of depreciation for certain assets placed in service after September 27, 2017. The Tax Act also establishes prospective changes beginning in 2018 including the move to a modified territorial system, the repeal of the domestic production activity deduction, limitations on the deductibility of certain executive compensation, and other new international tax provisions. For tax years beginning after December 31, 2017, net operating losses generated will have an indefinite carry forward period but will only be able to offset 80% of taxable income each year. Lastly, as a result of the Tax Act, the corporate alternative minimum tax ("AMT") was repealed. Taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over multiple years from 2018 to 2022. However, AMT transactions, including refunds, are subject to sequestration by the Office of Management and Budget.

The Company’s foreign operations that are considered to be permanently reinvested have a statutory tax rate of 25%.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with SAB 118, which provides guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the Tax Act was signed into law.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC Topic 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC Topic 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

The first provisional matter recorded in 2017 relates to the Repatriation Tax and a dividend paid by the Company’s wholly owned subsidiary, Ember Scandinavia AB (“Ember”), to Clarus. Under the Repatriation Tax, all activity should be added back to the accumulated earnings and profits of specified foreign corporations (“SFC”) in order to calculate the Repatriation Tax. However, the dividend from Ember created a de facto liquidation. The guidance is unclear as to whether a liquidating dividend should be added back to accumulating earnings and profits, or if, due to the de facto liquidation, the company did not exist as of the date of measurement. The Company did not add the dividend back to the Repatriation Tax calculation, and had it done so, it would have resulted in a tax benefit of approximately $2,500 due to offsetting accumulated earnings and profits deficits of other SFCs. With additional guidance from the Internal Revenue Service, this position could change and impact the overall tax provision. As of June 30, 2018, no guidance has been issued by the Internal Revenue Service.

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

The tax (benefit) expense includes a discrete benefit of $24 and discrete charge of $102 for the three months ended June 30, 2018 and 2017, respectively, and a discrete benefit of $52 and discrete charge of $235 for the six months ended June 30, 2018 and 2017, respectively, associated with a disproportionate tax effect released from AOCI.

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

NOTE 15. SEGMENT INFORMATION

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•	The Black Diamond segment, which includes Black Diamond Equipment and PIEPS, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. The Black Diamond segment offers a broad range of products including: high performance apparel (such as jackets, shells, pants and bibs); rock-climbing equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; tents; trekking poles; headlamps and lanterns; and gloves and mittens. It also offers advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	The Sierra segment, which consists of Sierra, is an iconic American manufacturer of a wide range of high performance bullets for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales to external customers:
Black Diamond
Domestic sales	$20,323	$16,996	$39,594	$38,333
International sales	14,630	13,684	40,386	33,903
Total Black Diamond	34,953	30,680	79,980	72,236
Sierra
Domestic sales	7,522	-	13,905	-
International sales	3,406	-	5,263	-
Total Sierra	10,928	-	19,168	-
Total sales to external customers	45,881	30,680	99,148	72,236
Segment operating income (loss):
Black Diamond	(322)	(2,006)	1,615	(986)
Sierra	2,374	-	3,171	-
Total segment operating income (loss)	2,052	(2,006)	4,786	(986)
Restructuring charge	(24)	(42)	(64)	(83)
Transaction costs	(168)	-	(333)	-
Corporate and other expenses	(2,175)	(1,608)	(4,089)	(2,849)
Interest expense, net	(463)	106	(717)	(877)
Loss before income tax	$(778)	$(3,550)	$(417)	$(4,795)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017

Black Diamond	$128,544	$127,202
Sierra	75,349	77,270
Corporate	3,363	2,977
	$207,256	$207,449

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Capital expenditures:
Black Diamond	$558	$722	$1,216	$1,148
Sierra	107	-	302	-
Total capital expenditures	$665	$722	$1,518	$1,148
Depreciation:
Black Diamond	$633	$547	$1,220	$1,105
Sierra	502	-	988	-
Total depreciation	$1,135	$547	$2,208	$1,105
Amortization:
Black Diamond	$275	$269	$550	$535
Sierra	693	-	1,387	-
Total amortization	$968	$269	$1,937	$535

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 16. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to members of the Board of Directors and five former employees of Gregory. Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full, at which time, the note discount of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

NOTE 17. SUBSEQUENT EVENT

On August 6, 2018, the Company implemented a quarterly cash dividend of $0.025 per share on the Company’s common stock. The dividend will be paid on September 4, 2018, to shareholders of record on the close of business on August 20, 2018.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and suppliers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, legal, regulatory, political and economic risks; and the company’s ability to declare a dividend. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards that it is seeking to redeploy to maximize shareholder value in a diverse array of businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

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

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (which may be referred to as “Black Diamond Equipment”) and Gregory Mountain Products, LLC (which may be referred to as “Gregory Mountain Products” or “Gregory”) in May 2010 and changed its name to Black Diamond, Inc., in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On May 8, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338, excluding fees and expenses.

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

Accounting Pronouncements Issued Not Yet Adopted

See “Accounting Pronouncements Not Yet Adopted” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended June 30, 2018 Compared to Condensed Consolidated Three Months Ended June 30, 2017

The following presents a discussion of condensed consolidated operations for the three months ended June 30, 2018, compared with the condensed consolidated three months ended June 30, 2017.

	Three Months Ended
	June 30, 2018	June 30, 2017

Sales
Domestic sales	$27,845	$16,996
International sales	18,036	13,684
Total sales	45,881	30,680

Cost of goods sold	30,021	21,642
Gross profit	15,860	9,038

Operating expenses
Selling, general and administrative	15,791	12,860
Restructuring charge	24	42
Transaction costs	168	-

Total operating expenses	15,983	12,902

Operating loss	(123)	(3,864)

Other (expense) income
Interest (expense) income, net	(463)	106
Other, net	(192)	208

Total other (expense) income, net	(655)	314

Loss before income tax	(778)	(3,550)
Income tax (benefit) expense	(1)	104
Net loss	$(777)	$(3,654)

Sales

Consolidated sales increased $15,201, or 49.5%, to $45,881 during the three months ended June 30, 2018, compared to consolidated sales of $30,680 during the three months ended June 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $10,928 in sales during the three months ended June 30, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $770 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended June 30, 2018 compared to the prior period.

Consolidated domestic sales increased $10,849, or 63.8%, to $27,845 during the three months ended June 30, 2018, compared to consolidated domestic sales of $16,996 during the three months ended June 30, 2017. The increase in sales was attributable to the inclusion of Sierra, which contributed $7,522 in sales, and an increase in the quantity of new and existing climb, mountain, and ski products sold during the three months ended June 30, 2018.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $4,352, or 31.8%, to $18,036 during the three months ended June 30, 2018, compared to consolidated international sales of $13,684 during the three months ended June 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $3,406 in sales during the three months ended June 30, 2018. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $770 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended June 30, 2018 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $8,379, or 38.7%, to $30,021 during the three months ended June 30, 2018, compared to consolidated cost of goods sold of $21,642 during the three months ended June 30, 2017. The increase in cost of goods sold was partially attributable to the inclusion of Sierra of $6,900. The remaining increase was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $6,822 or 75.5%, to $15,860 during the three months ended June 30, 2018, compared to consolidated gross profit of $9,038 during the three months ended June 30, 2017. Consolidated gross margin was 34.6% during the three months ended June 30, 2018, compared to a consolidated gross margin of 29.5% during the three months ended June 30, 2017. Consolidated gross margin during the three months ended June 30, 2018, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin also benefited from the inclusion of Sierra.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $2,931, or 22.8%, to $15,791 during the three months ended June 30, 2018, compared to consolidated selling, general and administrative expenses of $12,860 during the three months ended June 30, 2017. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $1,654, with the remaining increase being attributable to the Company’s investment in the brand related activities of sales, fulfillment, and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $347 during the three months ended June 30, 2018 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $18, or 42.9%, to $24 during the three months ended June 30, 2018, compared to consolidated restructuring expense of $42 during the three months ended June 30, 2017. Restructuring expenses incurred during the three months ended June 30, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $168 during the three months ended June 30, 2018, compared to consolidated transaction costs of $0 during the three months ended June 30, 2017, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest (Expense) income, net

Consolidated interest (expense) income, net decreased $569, or 536.8%, to expense of $463 during the three months ended June 30, 2018, compared to consolidated interest income, net, of $106 during the three months ended June 30, 2017. Interest expense recognized during the three months ended June 30, 2018 was primarily attributable to the write-off of previously capitalized origination costs associated with the Company’s previous revolving credit agreement with ZB, N.A. dba Zions First National Bank (the “Terminated Credit Agreement”), which was replaced with the new credit agreement with JPMorgan Chase Bank, N.A. (the “Credit Agreement”).

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, decreased $400, or 192.3%, to expense of $192 during the three months ended June 30, 2018, compared to consolidated other, net income of $208 during the three months ended June 30, 2017. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity. This increase was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax (benefit) expense increased $105, or 101.0%, to a benefit of $1 during the three months ended June 30, 2018, compared to a consolidated income tax expense of $104 during the same period in 2017. The tax benefit recorded during the three months ended June 30, 2018 includes a discrete benefit associated with a disproportionate tax effect released from accumulated other comprehensive income of $24. The tax expense recorded during the three months ended June 30, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $102.

Our effective income tax rate was 0.1% for the three months ended June 30, 2018, compared to 2.9% for the same period in 2017. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Six Months Ended June 30, 2018 Compared to Condensed Consolidated Six Months Ended June 30, 2017

The following presents a discussion of condensed consolidated operations for the six months ended June 30, 2018, compared with the condensed consolidated six months ended June 30, 2017.

	Six Months Ended
	June 30, 2018	June 30, 2017

Sales
Domestic sales	$53,499	$38,333
International sales	45,649	33,903
Total sales	99,148	72,236

Cost of goods sold	65,461	50,898
Gross profit	33,687	21,338

Operating expenses
Selling, general and administrative	32,919	25,395
Restructuring charge	64	83
Transaction costs	333	-

Total operating expenses	33,316	25,478

Operating income (loss)	371	(4,140)

Other (expense) income
Interest expense, net	(717)	(877)
Other, net	(71)	222

Total other expense, net	(788)	(655)

Loss before income tax	(417)	(4,795)
Income tax (benefit) expense	(43)	314
Net loss	$(374)	$(5,109)

Sales

Consolidated sales increased $26,912, or 37.3%, to $99,148 during the six months ended June 30, 2018, compared to consolidated sales of $72,236 during the six months ended June 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $19,168 in sales during the six months ended June 30, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $2,421 due to the strengthening of foreign currencies against the U.S. dollar during the six months ended June 30, 2018 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $15,166, or 39.6%, to $53,499 during the six months ended June 30, 2018, compared to consolidated domestic sales of $38,333 during the six months ended June 30, 2017. The increase in sales was attributable to the inclusion of Sierra, which contributed $13,905 in sales, and an increase in the quantity of new and existing climb products sold during the six months ended June 30, 2018. These increases were partially offset by a decrease in the quantity of new and existing mountain and ski products sold during the period.

Consolidated international sales increased $11,746, or 34.6%, to $45,649 during the six months ended June 30, 2018, compared to consolidated international sales of $33,903 during the six months ended June 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $5,263 in sales during the six months ended June 30, 2018. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period and an increase in sales of $2,421 due to the strengthening of foreign currencies against the U.S. dollar during the six months ended June 30, 2018 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $14,563, or 28.6%, to $65,461 during the six months ended June 30, 2018, compared to consolidated cost of goods sold of $50,898 during the six months ended June 30, 2017. The increase in cost of goods sold was partially attributable to the inclusion of Sierra of $12,541, which included $1,049 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining increase was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $12,349 or 57.9%, to $33,687 during the six months ended June 30, 2018, compared to consolidated gross profit of $21,338 during the six months ended June 30, 2017. Consolidated gross margin was 34.0% during the six months ended June 30, 2018, compared to a consolidated gross margin of 29.5% during the six months ended June 30, 2017. Consolidated gross margin during the six months ended June 30, 2018, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin also benefited from the inclusion of Sierra; however, this benefit was partially offset by a decrease in gross margin of 1.1% due to the sale of inventory that was recorded at its fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $7,524, or 29.6%, to $32,919 during the six months ended June 30, 2018, compared to consolidated selling, general and administrative expenses of $25,395 during the six months ended June 30, 2017. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $3,456, with the remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing, research and development, and fulfillment in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $813 during the six months ended June 30, 2018 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $19, or 22.9%, to $64 during the six months ended June 30, 2018, compared to consolidated restructuring expense of $83 during the six months ended June 30, 2017. Restructuring expenses incurred during the six months ended June 30, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $333 during the six months ended June 30, 2018, compared to consolidated transaction costs of $0 during the six months ended June 30, 2017, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net decreased $160, or 18.2%, to $717 during the six months ended June 30, 2018, compared to consolidated interest expense, net, of $877 during the six months ended June 30, 2017. Interest expense recognized during the six months ended June 30, 2018 was primarily attributable to the write-off of previously capitalized origination costs associated with the Terminated Credit Agreement, which was replaced with the new Credit Agreement with JPMorgan Chase Bank, N.A. Interest expense recognized during the six months ended June 30, 2017 was primarily attributable to the Company’s 5% Senior Subordinated Notes which were repaid during the six months ended June 30, 2017.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Other, net

Consolidated other, net, decreased $293, or 132.0%, to expense of $71 during the six months ended June 30, 2018, compared to consolidated other, net income of $222 during the six months ended June 30, 2017. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity. This increase was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax (benefit) expense increased $357, or 113.7%, to a benefit of $43 during the six months ended June 30, 2018, compared to a consolidated income tax expense of $314 during the same period in 2017. The tax benefit recorded during the six months ended June 30, 2018 includes a discrete benefit associated with a disproportionate tax effect released from accumulated other comprehensive income of $52. The tax expense recorded during the six months ended June 30, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $235.

Our effective income tax rate was 10.3% for the six months ended June 30, 2018, compared to 6.5% for the same period in 2017. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Six Months Ended June 30, 2018 Compared to Condensed Consolidated Six Months Ended June 30, 2017

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2018 compared with the condensed consolidated six months ended June 30, 2017. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At June 30, 2018, we had total cash of $2,571, compared to a cash balance of $1,856 at December 31, 2017, which was substantially controlled by the Company’s U.S. entities. At June 30, 2018, the Company had $489 of the $2,571 in cash held by foreign entities, of which $489 is considered permanently reinvested.

	Six Months Ended
	June 30, 2018	June 30, 2017

Net cash provided by (used in) operating activities	$7,915	$(7,619)
Net cash used in investing activities	(1,861)	(1,096)
Net cash used in financing activities	(5,377)	(22,733)
Effect of foreign exchange rates on cash	38	143
Change in cash	715	(31,305)
Cash, beginning of period	1,856	94,738
Cash, end of period	$2,571	$63,433

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $7,915 during the six months ended June 30, 2018, compared to consolidated net cash used in operating activities of $7,619 during the six months ended June 30, 2017. The increase in net cash provided by operating activities during 2018 is primarily due to a decrease in net operating assets, net of assets acquired or non-cash working capital of $7,854 and a decrease in net loss during the six months ended June 30, 2018, compared to the same period in 2017.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $6,397 during the six months ended June 30, 2018 compared to free cash flows used of $8,767 during the same period in 2017. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2018	June 30, 2017

Net cash provided by (used in) operating activities	$7,915	$(7,619)
Purchase of property and equipment	(1,518)	(1,148)
Free cash flow	$6,397	$(8,767)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,861 during the six months ended June 30, 2018, compared to consolidated net cash used in investing activities of $1,096 during the six months ended June 30, 2017. The increase in cash used during the six months ended June 30, 2018 is primarily due to an increase in purchases of property and equipment compared to the same period in 2017 and recording the working capital adjustment related to the purchase price of Sierra during the six months ended June 30, 2018.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $5,377 during the six months ended June 30, 2018, compared to consolidated cash used in financing activities of $22,733 during the six months ended June 30, 2017. The cash used during the six months ended June 30, 2018 relates primarily to repayments of the revolving credit facility and debt issuance costs. The cash used during the six months ended June 30, 2017 relates to repayments of debt and the repurchase of the Company’s common stock.

Net Operating Loss

As of December 31, 2017, the Company had net operating loss, research and experimentation credit and alternative minimum tax credit carryforwards for U.S. federal income tax purposes of $156,598, $3,452 and $0, respectively. The Company believes its U.S. federal net operating loss (“NOL”) will substantially offset its future U.S. federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $156,598 of NOLs available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”).

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

Revolving Credit Facility

On June 27, 2018, the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C. (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, the “Loan Parties”) entered into an asset based revolving Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The Credit Agreement provides for a revolving commitment of $75,000 (including up to $5,000 for letters of credit) and matures on June 27, 2022. The Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for up to $75,000 of additional revolving commitments (which are currently uncommitted), for a potential aggregate revolving commitment of up to $150,000. The amount of the revolving commitment available for borrowing at any given time is subject to a borrowing base formula that is based upon the Company’s accounts receivable, inventory and intellectual property.

The obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by each other Loan Party. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and certain swap agreements), are secured by the accounts receivable, inventory, intellectual property and certain other assets of the Loan Parties pursuant to the Pledge and Security Agreement, dated June 27, 2018, by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent.

The Borrowers may elect to have the revolving loans under the Credit Agreement bear interest at either (a) in the case of “CBFR” borrowings, a rate generally equal to the London Interbank Offered Rate (“LIBOR”) for an interest period of one month, subject to a 0.00% floor, or (b) in the case of “Eurodollar” borrowings, a rate generally equal to an adjusted LIBOR for the interest period relevant to such borrowing, subject to a 0.00% floor, plus, in each such case, an applicable rate generally ranging from 1.50% to 2.20% per annum. The applicable rate was initially 1.50% per annum, however, it may be adjusted from time to time primarily based upon the achievement of a specified fixed charge coverage ratio, and also based upon the type of assets that generate availability under the borrowing base formula. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving commitment. Such commitment fee will range between 0.25% and 0.375% per annum, based upon the average percentage of the revolving commitment that is used in each month of the fiscal year.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, liquidations or dissolutions other than in certain permitted instances as described in the Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; and (xii) sell, assign, transfer, encumber or license certain intellectual property without the prior written consent of the administrative agent. As of June 30, 2018, the Company had drawn $16,000 on the approximately $47,000 of the revolving commitment that was available for borrowing.

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of Gregory when the Company acquired Gregory, the Company issued 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to members of the Board of Directors and five former employees of Gregory. Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full, at which time, the note discount of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

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

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2018, were effective. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting Sierra’s internal control over financial reporting associated with total assets of $25,542 and total revenues of $19,168 included in the condensed consolidated financial statements of the Company as of June 30, 2018.

Changes in Internal Control over Financial Reporting

On August 21, 2017, the Company acquired Sierra. The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the Sierra acquisition and evaluating when it will complete an evaluation and review of Sierra’s internal controls over financial reporting.

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC Topic 606”). Although the adoption of ASC Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions, based on the five-step model provided in the new revenue standard. There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATOIN

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The risk factor titled “Our operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political, and economic risks,” is hereby amended and restated in its entirety as follows:

Our operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political, and economic risks.

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, the United States’ withdrawal from the Trans-Pacific Partnership, any future withdrawal or renegotiation of trade agreements, including the North American Free Trade Agreement, and the prosecution of trade disputes or the imposition of tariffs, duties, taxes and other charges on imports or exports between the United States and countries like China or members of the European Union, among others, may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems. We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, China, members of the European Union or other countries upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

CLARUS CORPORATOIN

The risk factor titled “We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, which poses risks to our business operations,” is hereby amended and restated in its entirety as follows:

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, and disruptions to international trade, such as potential ‘trade wars,’ pose a risk to our business operations.

A majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe, with substantially all of the remainder produced by our manufacturing facility located in Utah. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

•	political or labor instability in countries where our facilities, contractors, and suppliers are located;
•	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;
•	heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;
•	disease epidemics and health-related concerns, such as the H1N1 virus, bird flu, SARS, mad cow, and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargo of our goods produced in infected areas;
•	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;
•	imposition of tariffs, duties, taxes and other charges on imports and/or exports; and
•	imposition or the repeal of laws that affect intellectual property rights.

In addition, the recent announcements by the United States of the imposition of tariffs on certain imported products, and the retaliatory announcements by certain other countries of tariffs to be imposed on certain U.S. products imported into such countries, could result in the imposition or escalation of tariffs or other restrictions on trade between such countries. Any ‘trade war’ that arises, including one arising from the events discussed above, could have a material adverse effect on our business, financial condition and results of operations.

CLARUS CORPORATOIN

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Credit Agreement, effective as of June 27, 2018, by and among the Loan Parties, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 3, 2018 and incorporated herein by reference).

10.2	Pledge and Security Agreement, effective as of June 27, 2018, by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 3, 2018 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATOIN

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: August 6, 2018	By:	/s/ Warren B. Kanders
		Name:	Warren B. Kanders
		Title:	Executive Chairman
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

