Form 10-Q
period 2018-09-30
Clarus Corp
filed 2018-11-05
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2018

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐

Accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of October 31, 2018, there were 29,850,189 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets
Cash	$3,005	$1,856
Accounts receivable, less allowance for doubtful accounts of $495 and $382, respectively	39,295	35,817
Inventories	60,840	58,138
Prepaid and other current assets	4,362	3,633
Income tax receivable	43	-
Total current assets	107,545	99,444

Property and equipment, net	22,971	24,345
Other intangible assets, net	20,259	23,238
Indefinite lived intangible assets	41,742	41,843
Goodwill	18,090	17,745
Other long-term assets	1,489	834
Total assets	$212,096	$207,449

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,504	$19,456
Income tax payable	248	328
Current portion of long-term debt	41	-
Total current liabilities	21,793	19,784

Long-term debt	22,655	20,842
Deferred income taxes	3,553	3,666
Other long-term liabilities	101	175
Total liabilities	48,102	44,467

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 33,244 and 32,917 issued and 29,850 and 30,041 outstanding, respectively	3	3
Additional paid in capital	487,819	485,285
Accumulated deficit	(307,378)	(310,390)
Treasury stock, at cost	(17,124)	(12,415)
Accumulated other comprehensive income	674	499
Total stockholders' equity	163,994	162,982
Total liabilities and stockholders' equity	$212,096	$207,449

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2018	September 30, 2017
Sales
Domestic sales	$26,168	$21,141
International sales	29,518	24,633
Total sales	55,686	45,774

Cost of goods sold	35,829	30,490
Gross profit	19,857	15,284

Operating expenses
Selling, general and administrative	15,773	14,431
Restructuring charge	22	33
Transaction costs	50	1,869

Total operating expenses	15,845	16,333

Operating income (loss)	4,012	(1,049)

Other (expense) income
Interest expense, net	(303)	(71)
Other, net	102	213

Total other (expense) income, net	(201)	142

Income (loss) before income tax	3,811	(907)
Income tax (benefit) expense	(316)	676
Net income (loss)	4,127	(1,583)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(54)	684
Unrealized loss on hedging activities	(193)	(419)
Other comprehensive (loss) income	(247)	265
Comprehensive income (loss)	$3,880	$(1,318)

Net income (loss) per share:
Basic	$0.14	$(0.05)
Diluted	0.14	(0.05)

Weighted average shares outstanding:
Basic	29,739	30,017
Diluted	30,166	30,017

Dividends declared per common share	$0.03	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Sales
Domestic sales	$79,667	$59,474
International sales	75,167	58,536
Total sales	154,834	118,010

Cost of goods sold	101,290	81,388
Gross profit	53,544	36,622

Operating expenses
Selling, general and administrative	48,692	39,826
Restructuring charge	86	116
Transaction costs	383	1,869

Total operating expenses	49,161	41,811

Operating income (loss)	4,383	(5,189)

Other (expense) income
Interest expense, net	(1,020)	(948)
Other, net	31	435

Total other expense, net	(989)	(513)

Income (loss) before income tax	3,394	(5,702)
Income tax (benefit) expense	(359)	990
Net income (loss)	3,753	(6,692)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(546)	2,305
Unrealized income (loss) on hedging activities	721	(1,797)
Other comprehensive income	175	508
Comprehensive income (loss)	$3,928	$(6,184)

Net income (loss) per share:
Basic	$0.13	$(0.22)
Diluted	0.12	(0.22)

Weighted average shares outstanding:
Basic	29,939	30,015
Diluted	30,162	30,015

Dividends declared per common share	$0.03	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$3,753	$(6,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	3,314	1,830
Amortization of intangible assets	2,902	1,183
Accretion of notes payable	-	833
Amortization of debt issuance costs	371	11
Loss on disposition of assets	11	109
Loss (gain) from removal of accumulated translation adjustment	172	(149)
Stock-based compensation	2,067	729
Deferred income taxes	(539)	446
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,007)	(8,524)
Inventories	(3,182)	(8,274)
Prepaid and other assets	443	(808)
Accounts payable and accrued liabilities	2,421	3,489
Income taxes	(114)	(387)
Other	-	(374)
Net cash provided by (used in) operating activities	7,612	(16,578)

Cash Flows From Investing Activities:
Purchase of business, net of cash received	(345)	(79,238)
Proceeds from disposition of property and equipment	5	53
Purchase of property and equipment	(1,854)	(1,919)
Net cash used in investing activities	(2,194)	(81,104)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	101,331	36,232
Repayments on revolving credit facilities	(99,572)	(8,879)
Repayments of long-term debt and capital leases	(29)	(22,690)
Payment of debt issuance costs	(1,032)	(334)
Purchase of treasury stock	(4,709)	(17)
Proceeds from exercise of stock options	467	179
Cash dividends paid	(741)	-
Net cash (used in) provided by financing activities	(4,285)	4,491

Effect of foreign exchange rates on cash	16	125

Change in cash	1,149	(93,066)
Cash, beginning of period	1,856	94,738
Cash, end of period	$3,005	$1,672

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$296	$946
Cash paid for interest	$700	$284
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$155	$27
Property and equipment acquired through a capital lease	$123	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be obtained for the year ending December 31, 2018. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”).

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

On May 7, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338, excluding fees and expenses.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On October 26, 2018, the Company announced that its Board of Directors approved the payment on November 16, 2018 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on November 2, 2018.

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards that it is seeking to redeploy to maximize shareholder value in outdoor and consumer businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

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

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of ASC Topic 606, Revenue from Contracts with Customers. However, the new revenue standard provides new guidance that resulted in immaterial reclassifications between Prepaid and other current assets, Sales, Cost of goods sold, and Accounts payable and accrued liabilities associated with accounting for revenue with a right of return. The impact of the reclassifications to revenues and expenses for the three and nine months ended September 30, 2018, was also immaterial as a result of applying ASC Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. The Company accrues for such estimated returns and claims with an estimated accrual and associated reduction of revenue. Additionally, the Company records inventory that it expects to be returned as an other current asset, with a corresponding reduction of cost of goods sold. Such balances as of September 30, 2018 and January 1, 2018 are immaterial. The Company also offers assurance-type warranties relating to its products sold to end customers that are accounted for under ASC Topic 460, Guarantees.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies. See Note 14 - Segment Information, for disaggregated revenue by segment.

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities totaled $125 and $360 at September 30, 2018 and January 1, 2018, respectively. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three and nine months ended September 30, 2018 totaled $56 and $433, respectively.

The accounts receivable trade balance related to customers totaled $39,790, less allowance of $495, and $35,940, less allowance of $382, as of September 30, 2018 and January 1, 2018, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessor and lessee accounting. In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. An entity may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology. The Company currently maintains two capital leases. The Company is performing an assessment of its leases and has begun preparations for implementation and recognition of a cumulative-effective adjustment to the Janaury 1, 2019 balances on a prospective basis. Under the new guidance, leases previously defined as operating leases will be defined as financing leases and capitalized if the term is greater than one year. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. The majority of our current operating leases have been negotiated to expire after the adoption date. Consequently, for the leases with terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments should approximate $1,318.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Pro Forma Results

The following unaudited pro forma results of operations for the three and nine months ended September 30, 2017 give pro forma effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2016, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, the Sellers’ management fees, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017

Sales	$48,496	$138,510
Net loss	$32	$(1,379)
Net loss per share - basic	$-	$(0.05)
Net loss per share - diluted	$-	$(0.05)

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

NOTE 3. INVENTORIES

Inventories, as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017

Finished goods	$46,254	$46,729
Work-in-process	6,624	5,194
Raw materials and supplies	7,962	6,215
	$60,840	$58,138

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017

Land	$3,160	$3,160
Building and improvements	6,793	6,800
Furniture and fixtures	4,273	3,822
Computer hardware and software	4,788	4,897
Machinery and equipment	20,927	19,764
Construction in progress	593	721
	40,534	39,164
Less accumulated depreciation	(17,563)	(14,819)
	$22,971	$24,345

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2017	$-	$17,745	$17,745

Increase due to working capital adjustment	-	345	345

Balance at September 30, 2018	$-	$18,090	$18,090

Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consist of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. There was a decrease in tradenames and trademarks during the nine months ended September 30, 2018 due to the impact of foreign currency exchange rates. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2017	$41,843

Impact of foreign currency exchange rates	(101)

Balance at September 30, 2018	$41,742

Other Intangible Assets, net

The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies, are amortizable over their estimated useful lives. There was a decrease in gross other intangible assets during the nine months ended September 30, 2018 due to the impact of foreign currency exchange rates. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2017	$33,062

Impact of foreign currency exchange rates	(147)

Gross balance at September 30, 2018	$32,915

Other intangible assets, net of amortization as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017

Customer lists and relationships	$26,084	$26,166
Product technologies	4,784	4,849
Tradename / trademark	1,100	1,100
Core technologies	947	947
	32,915	33,062
Less accumulated amortization	(12,656)	(9,824)
	$20,259	$23,238

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt as of September 30, 2018 and December 31, 2017, was as follows:

	September 30, 2018	December 31, 2017

Revolving credit facility (a)	$22,601	$20,842
Capital lease	95	-
	22,696	20,842
Less current portion	(41)	-
	$22,655	$20,842

(a)	As of September 30, 2018, the Company had drawn $22,601 on amounts available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of June 27, 2022.

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

At September 30, 2018, the Company’s derivative contracts had remaining maturities of approximately one year or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At September 30, 2018, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $614 on all contracts at September 30, 2018. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$9,129	August 2019
Foreign exchange contracts - Euros	€10,244	August 2019

	December 31, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	NOK 2,629	February 2018
Foreign exchange contracts - Canadian Dollars	$9,538	February 2019
Foreign exchange contracts - British Pounds	£1,737	February 2019
Foreign exchange contracts - Euros	€15,928	February 2019

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $255 and $(422) were reclassified to sales during the three months ended September 30, 2018 and 2017, respectively, and $(75) and $(36) were reclassified to sales during the nine months ended September 30, 2018 and 2017, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2018 and December 31, 2017:

	Classification	September 30, 2018	December 31, 2017

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$614	$40
Forward exchange contracts	Other long-term assets	$-	$6

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$919
Forward exchange contracts	Other long-term liabilities	$-	$74

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$905	$(406)	$499
Other comprehensive income (loss) before reclassifications	(718)	936	218
Amounts reclassified from other comprehensive income (loss)	172	(215)	(43)
Net current period other comprehensive income (loss)	(546)	721	175
Balance as of September 30, 2018	$359	$315	$674

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three and nine months ended September 30, 2018, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)	For the Three Months Ended September 30, 2018	For the Nine Months Ended September 30, 2018
Foreign exchange contracts:
Sales	$255	$(75)
Less: Income tax expense	19	(290)
Amount reclassified, net of tax	$236	$215
Foreign currency translation adjustments:
Other, net	(131)	(172)
Total reclassifications from AOCI	$105	$43

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

(Unaudited)

(in thousands, except per share amounts)

NOTE 9. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

Level 1	- inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2	- inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3	- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$614	$-	$614
	$-	$614	$-	$614

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$46	$-	$46
	$-	$46	$-	$46

Liabilities
Forward exchange contracts	$-	$993	$-	$993
	$-	$993	$-	$993

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2018 and December 31, 2017.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Weighted average shares outstanding - basic	29,739	30,017	29,939	30,015
Effect of dilutive stock awards	427	-	223	-
Weighted average shares outstanding - diluted	30,166	30,017	30,162	30,015

Net income (loss) per share:
Basic	$0.14	$(0.05)	$0.13	$(0.22)
Diluted	0.14	(0.05)	0.12	(0.22)

For the three months ended September 30, 2018 and 2017, equity awards of 986 and 2,835, respectively, and for the nine months ended September 30, 2018 and 2017, equity awards of 1,408 and 2,793, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

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

During the nine months ended September 30, 2018, the Company issued stock options for an aggregate of 1,913 shares under the 2015 Plan to directors and employees of the Company. The 1,875 options issued vest in five equal tranches on December 31, 2018, 2019, 2020, 2021 and 2022. The remaining options vest in four equal consecutive quarterly tranches from the date of grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2018

Number of options	1,913
Option vesting period	1 - 5 Years
Grant price	$6.80 - $9.18
Dividend yield	0.00% - 1.09%
Expected volatility (a)	40.7% - 42.5%
Risk-free interest rate	2.65% - 2.88%
Expected life (years) (b)	5.00 - 6.50
Weighted average fair value	$2.77 - $3.63

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Using these assumptions, the fair value of the stock options granted during the nine months ended September 30, 2018 was $5,956, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2018 and 2017 was $912 and $387, respectively, and for the nine months ended September 30, 2018 and 2017 was $2,067 and $729, respectively. For the three and nine months ended September 30, 2018 and 2017, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2018, there were 2,184 unvested stock options and unrecognized compensation cost of $5,834 related to unvested stock options, as well as 350 unvested restricted stock awards and unrecognized compensation costs of $350 related to unvested restricted stock awards.

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

Total rent expense of the Company for the three months ended September 30, 2018 and 2017 was $193 and $214, respectively, and for the nine months ended September 30, 2018 and 2017 was $614 and $611, respectively.

NOTE 13. INCOME TAXES

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act made broad and complex changes to existing U.S. tax laws that impact the Company.  Most notably, the Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The provisions of the Tax Act and related guidance provided by Staff Accounting Bulletin No. 118 allow for adjustments throughout 2018 to account for the impacts of the 2017 tax law changes. As of September 31, 2018, no additional adjustments related to the impacts of the 2017 tax law changes have been made; however, final adjustments may be necessary in the fourth quarter due to the significant complexity of the Tax Act and anticipated additional regulatory guidance or technical corrections that may be forthcoming as well as actions the Company may take as a result of tax reform.

In several states in which the Company operates, the states’ position is to conform to Federal tax legislation. However, in practice no formal declaration is made by the states upon tax legislation changes. It is unclear at this time whether states have conformed to the Tax Act or adopted their own laws to address the federal changes. On a provisional basis, the Company released federal valuation allowance of $4,512 during the year ended December 31, 2017. If the Company had released the state valuation allowance, it would have resulted in an incremental tax benefit of approximately $400. The Company is also continuing to gather additional information and expects to complete its accounting within one year of enactment.

The Company takes into consideration the various changes of the Tax Act when calculating the estimated annual effective tax rate.

The difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate of 21 percent for the three and nine months ended September 30, 2018, was primarily attributed to a discrete benefit associated with a tax windfall deduction from the vesting of restricted stock units and exercise of stock options and the release of an additional portion of the Company’s valuation allowance based on the Company’s forecasted pre-tax earnings for the year.

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

NOTE 14. SEGMENT INFORMATION

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales to external customers:
Black Diamond
Domestic sales	$19,840	$18,840	$59,434	$57,173
International sales	27,410	23,402	67,796	57,305
Total Black Diamond	47,250	42,242	127,230	114,478
Sierra
Domestic sales	6,328	2,301	20,233	2,301
International sales	2,108	1,231	7,371	1,231
Total Sierra	8,436	3,532	27,604	3,532
Total sales to external customers	55,686	45,774	154,834	118,010
Segment operating income:
Black Diamond	4,639	2,085	6,254	1,098
Sierra	1,532	416	4,703	416
Total segment operating income	6,171	2,501	10,957	1,514
Restructuring charge	(22)	(33)	(86)	(116)
Transaction costs	(50)	(1,869)	(383)	(1,869)
Corporate and other expenses	(1,985)	(1,435)	(6,074)	(4,283)
Interest expense, net	(303)	(71)	(1,020)	(948)
Income (loss) before income tax	$3,811	$(907)	$3,394	$(5,702)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017

Black Diamond	$134,828	$127,202
Sierra	74,612	77,270
Corporate	2,656	2,977
	$212,096	$207,449

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Capital expenditures:
Black Diamond	$279	$770	$1,495	$1,918
Sierra	57	1	359	1
Total capital expenditures	$336	$771	$1,854	$1,919
Depreciation:
Black Diamond	$617	$569	$1,837	$1,674
Sierra	489	156	1,477	156
Total depreciation	$1,106	$725	$3,314	$1,830
Amortization:
Black Diamond	$272	$273	$822	$808
Sierra	693	375	2,080	375
Total amortization	$965	$648	$2,902	$1,183

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 15. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of a formerly acquired entity, the Company issued 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to members of the Board of Directors and five former employees. Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full, at which time, the note discount of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and suppliers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; and the company’s ability to declare a dividend. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards that it is seeking to redeploy to maximize shareholder value in outdoor and consumer businesses. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories. The Company’s products are principally sold under the Black Diamond®, Sierra® and PIEPS® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

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

On May 7, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338, excluding fees and expenses.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On October 26, 2018, the Company announced that its Board of Directors approved the payment on November 16, 2018 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on November 2, 2018.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended September 30, 2018 Compared to Condensed Consolidated Three Months Ended September 30, 2017

The following presents a discussion of condensed consolidated operations for the three months ended September 30, 2018, compared with the condensed consolidated three months ended September 30, 2017.

	Three Months Ended
	September 30, 2018	September 30, 2017

Sales
Domestic sales	$26,168	$21,141
International sales	29,518	24,633
Total sales	55,686	45,774

Cost of goods sold	35,829	30,490
Gross profit	19,857	15,284

Operating expenses
Selling, general and administrative	15,773	14,431
Restructuring charge	22	33
Transaction costs	50	1,869

Total operating expenses	15,845	16,333

Operating income (loss)	4,012	(1,049)

Other (expense) income
Interest expense, net	(303)	(71)
Other, net	102	213

Total other (expense) income, net	(201)	142

Income (loss) before income tax	3,811	(907)
Income tax (benefit) expense	(316)	676
Net income (loss)	$4,127	$(1,583)

Sales

Consolidated sales increased $9,912, or 21.7%, to $55,686 during the three months ended September 30, 2018, compared to consolidated sales of $45,774 during the three months ended September 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $8,436 in total sales and $4,904 in incremental sales during the three months ended September 30, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $257 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended September 30, 2018 compared to the prior period. These increases were partially offset by a decrease in the quantity of new and existing ski products sold during the period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $5,027, or 23.8%, to $26,168 during the three months ended September 30, 2018, compared to consolidated domestic sales of $21,141 during the three months ended September 30, 2017. The increase in sales was attributable to the inclusion of Sierra, which contributed $6,328 in total sales and $4,027 in incremental sales during the three months ended September 30, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and mountain products sold during the three months ended September 30, 2018. These increases were partially offset by a decrease in the quantity of new and existing ski products sold during the period.

Consolidated international sales increased $4,885, or 19.8%, to $29,518 during the three months ended September 30, 2018, compared to consolidated international sales of $24,633 during the three months ended September 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $2,108 in total sales and $877 in incremental sales during the three months ended September 30, 2018. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $257 due to the strengthening of foreign currencies against the U.S. dollar during the three months ended September 30, 2018 compared to the prior period. These increases were partially offset by a decrease in the quantity of new and existing ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $5,339, or 17.5%, to $35,829 during the three months ended September 30, 2018, compared to consolidated cost of goods sold of $30,490 during the three months ended September 30, 2017. The increase in cost of goods sold was partially attributable to the inclusion of Sierra, which contributed $2,775 in incremental cost of goods sold. The remaining increase was attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $4,573 or 29.9%, to $19,857 during the three months ended September 30, 2018, compared to consolidated gross profit of $15,284 during the three months ended September 30, 2017. Consolidated gross margin was 35.7% during the three months ended September 30, 2018, compared to a consolidated gross margin of 33.4% during the three months ended September 30, 2017. Consolidated gross margin during the three months ended September 30, 2018, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin also benefited from the inclusion of Sierra. Consolidated gross margin during the three months ended September 30, 2017 was also negatively impacted by 0.9% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $1,342, or 9.3%, to $15,773 during the three months ended September 30, 2018, compared to consolidated selling, general and administrative expenses of $14,431 during the three months ended September 30, 2017. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $1,013 in incremental selling, general, and administrative expenses. The remaining increase was attributable to the Company’s investment in the brand related activities of sales, fulfillment, and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $525 during the three months ended September 30, 2018 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $11, or 33.3%, to $22 during the three months ended September 30, 2018, compared to consolidated restructuring expense of $33 during the three months ended September 30, 2017. Restructuring expenses incurred during the three months ended September 30, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $50 during the three months ended September 30, 2018, compared to consolidated transaction costs of $1,869 during the three months ended September 30, 2017, which consisted of expenses related to the Company’s acquisition of Sierra.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense, net increased $232, or 326.8%, to expense of $303 during the three months ended September 30, 2018, compared to consolidated interest expense, net, of $71 during the three months ended September 30, 2017. The increase in interest expense was primarily attributable to higher average outstanding debt amounts during the three months ended September 30, 2018 compared to the same period in 2017.

Other, net

Consolidated other, net, decreased $111, or 52.1%, to income of $102 during the three months ended September 30, 2018, compared to consolidated other, net income of $213 during the three months ended September 30, 2017. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax (benefit) expense increased $992, or 146.7%, to a benefit of $316 during the three months ended September 30, 2018, compared to a consolidated income tax expense of $676 during the same period in 2017. The tax benefit recorded during the three months ended September 30, 2018 includes discrete benefits associated with a disproportionate tax effect released from accumulated other comprehensive income of $11 and $434 associated with a tax windfall deduction from the vesting of restricted stock units and exercises of stock options. The tax expense recorded during the three months ended September 30, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $109.

Our effective income tax rate was 8.3% for the three months ended September 30, 2018, compared to 74.5% for the same period in 2017. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Nine Months Ended September 30, 2018 Compared to Condensed Consolidated Nine Months Ended September 30, 2017

The following presents a discussion of condensed consolidated operations for the nine months ended September 30, 2018, compared with the condensed consolidated nine months ended September 30, 2017.

	Nine Months Ended
	September 30, 2018	September 30, 2017

Sales
Domestic sales	$79,667	$59,474
International sales	75,167	58,536
Total sales	154,834	118,010

Cost of goods sold	101,290	81,388
Gross profit	53,544	36,622

Operating expenses
Selling, general and administrative	48,692	39,826
Restructuring charge	86	116
Transaction costs	383	1,869

Total operating expenses	49,161	41,811

Operating income (loss)	4,383	(5,189)

Other (expense) income
Interest expense, net	(1,020)	(948)
Other, net	31	435

Total other expense, net	(989)	(513)

Income (loss) before income tax	3,394	(5,702)
Income tax (benefit) expense	(359)	990
Net income (loss)	$3,753	$(6,692)

Sales

Consolidated sales increased $36,824, or 31.2%, to $154,834 during the nine months ended September 30, 2018, compared to consolidated sales of $118,010 during the nine months ended September 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $27,604 in total sales and $24,072 in incremental sales during the nine months ended September 30, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $2,678 due to the strengthening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2018 compared to the prior period. These increases were partially offset by a decrease in the quantity of new and existing ski products sold during the period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated domestic sales increased $20,193, or 34.0%, to $79,667 during the nine months ended September 30, 2018, compared to consolidated domestic sales of $59,474 during the nine months ended September 30, 2017. The increase in sales was attributable to the inclusion of Sierra, which contributed $20,233 in total sales and $17,932 in incremental sales during the nine months ended September 30, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and mountain products sold during the nine months ended September 30, 2018. These increases were partially offset by a decrease in the quantity of new and existing ski products sold during the period.

Consolidated international sales increased $16,631, or 28.4%, to $75,167 during the nine months ended September 30, 2018, compared to consolidated international sales of $58,536 during the nine months ended September 30, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $7,371 in total sales and $6,140 in incremental sales during the nine months ended September 30, 2018. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $2,678 due to the strengthening of foreign currencies against the U.S. dollar during the nine months ended September 30, 2018 compared to the prior period. These increases were partially offset by a decrease in the quantity of new and existing ski products sold during the period.

Cost of Goods Sold

Consolidated cost of goods sold increased $19,902, or 24.5%, to $101,290 during the nine months ended September 30, 2018, compared to consolidated cost of goods sold of $81,388 during the nine months ended September 30, 2017. The increase in cost of goods sold was partially attributable to the inclusion of Sierra, which contributed $15,316 in incremental cost of goods sold, which included $1,049 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining increase was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $16,922 or 46.2%, to $53,544 during the nine months ended September 30, 2018, compared to consolidated gross profit of $36,622 during the nine months ended September 30, 2017. Consolidated gross margin was 34.6% during the nine months ended September 30, 2018, compared to a consolidated gross margin of 31.0% during the nine months ended September 30, 2017. Consolidated gross margin during the nine months ended September 30, 2018, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin also benefited from the inclusion of Sierra; however, this benefit was partially offset by a decrease in gross margin of 0.7% due to the sale of inventory that was recorded at its fair value in purchase accounting. Consolidated gross margin during the nine months ended September 30, 2017 was also negatively impacted by 0.4% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $8,866, or 22.3%, to $48,692 during the nine months ended September 30, 2018, compared to consolidated selling, general and administrative expenses of $39,826 during the nine months ended September 30, 2017. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $4,469 in incremental selling, general, and administrative expenses. The remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing, research and development, and fulfillment in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $1,338 during the nine months ended September 30, 2018 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $30, or 25.9%, to $86 during the nine months ended September 30, 2018, compared to consolidated restructuring expense of $116 during the nine months ended September 30, 2017. Restructuring expenses incurred during the nine months ended September 30, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $383 during the nine months ended September 30, 2018, compared to consolidated transaction costs of $1,869 during the nine months ended September 30, 2017, which consisted of expenses related to the Company’s acquisition of Sierra.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Interest Expense, net

Consolidated interest expense, net increased $72, or 7.6%, to $1,020 during the nine months ended September 30, 2018, compared to consolidated interest expense, net, of $948 during the nine months ended September 30, 2017. Interest expense recognized during the nine months ended September 30, 2018 was primarily attributable to the write-off of previously capitalized origination costs associated with the Terminated Credit Agreement, which was replaced with the new Credit Agreement with JPMorgan Chase Bank, N.A., and interest expense associated with the average outstanding debt amounts during the nine months ended September 30, 2018. Interest expense recognized during the nine months ended September 30, 2017 was primarily attributable to the Company’s 5% Senior Subordinated Notes which were repaid during the nine months ended September 30, 2017.

Other, net

Consolidated other, net, decreased $404, or 92.9%, to income of $31 during the nine months ended September 30, 2018, compared to consolidated other, net income of $435 during the nine months ended September 30, 2017. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax (benefit) expense increased $1,349, or 136.3%, to a benefit of $359 during the nine months ended September 30, 2018, compared to a consolidated income tax expense of $990 during the same period in 2017. The tax benefit recorded during the nine months ended September 30, 2018 includes discrete benefits associated with a disproportionate tax effect released from accumulated other comprehensive income of $63 and $434 associated with a tax windfall deduction from the vesting of restricted stock units and exercises of stock options. The tax expense recorded during the nine months ended September 30, 2017 includes discrete charges associated with a disproportionate tax effect released from accumulated other comprehensive loss of $344.

Our effective income tax rate was 10.6% for the nine months ended September 30, 2018, compared to 17.4% for the same period in 2017. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Nine Months Ended September 30, 2018 Compared to Condensed Consolidated Nine Months Ended September 30, 2017

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2018 compared with the condensed consolidated nine months ended September 30, 2017. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At September 30, 2018, we had total cash of $3,005, compared to a cash balance of $1,856 at December 31, 2017, which was substantially controlled by the Company’s U.S. entities. At September 30, 2018, the Company had $1,038 of the $3,005 in cash held by foreign entities, of which $203 is considered permanently reinvested.

	Nine Months Ended
	September 30, 2018	September 30, 2017

Net cash provided by (used in) operating activities	$7,612	$(16,578)
Net cash used in investing activities	(2,194)	(81,104)
Net cash (used in) provided by financing activities	(4,285)	4,491
Effect of foreign exchange rates on cash	16	125
Change in cash	1,149	(93,066)
Cash, beginning of period	1,856	94,738
Cash, end of period	$3,005	$1,672

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $7,612 during the nine months ended September 30, 2018, compared to consolidated net cash used in operating activities of $16,578 during the nine months ended September 30, 2017. The increase in net cash provided by operating activities during 2018 is primarily due to a decrease in net operating assets, net of assets acquired or non-cash working capital of $10,065 and an increase to net income during the nine months ended September 30, 2018, compared to the same period in 2017.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $5,758 during the nine months ended September 30, 2018 compared to free cash flows used of $18,497 during the same period in 2017. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2018	September 30, 2017

Net cash provided by (used in) operating activities	$7,612	$(16,578)
Purchase of property and equipment	(1,854)	(1,919)
Free cash flow	$5,758	$(18,497)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $2,194 during the nine months ended September 30, 2018, compared to consolidated net cash used in investing activities of $81,104 during the nine months ended September 30, 2017. The decrease in cash used during the nine months ended September 30, 2018 is primarily due to the $79,238 used for the purchase of Sierra, net of cash acquired during the nine months ended September 30, 2017.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $4,285 during the nine months ended September 30, 2018, compared to consolidated cash provided by financing activities of $4,491 during the nine months ended September 30, 2017. The cash used during the nine months ended September 30, 2018 relates primarily to the purchase of treasury stock and payment of debt issuance costs. The cash provided during the nine months ended September 30, 2017 relates to net proceeds from the revolving line of credit partially offset by repayments of debt.

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

CLARUS CORPORATION

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, liquidations or dissolutions other than in certain permitted instances as described in the Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; and (xii) sell, assign, transfer, encumber or license certain intellectual property without the prior written consent of the administrative agent. As of September 30, 2018, the Company had drawn $22,601 on the approximately $49,000 of the revolving commitment that was available for borrowing.

5% Senior Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of a formerly acquired entity, the Company issued 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to members of the Board of Directors and five former employees. Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amounts and all accrued interest amounts were paid in full, at which time, the note discount of $814 was expensed and recognized as interest expense during the three months ended March 31, 2017.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2018, were effective.

Changes in Internal Control over Financial Reporting

On August 21, 2017, the Company acquired Sierra. The Company has been reviewing and evaluating Sierra’s internal controls in accordance with applicable rules, and during the quarter ended September 30, 2018, the Company integrated Sierra’s financial activity into the Company’s existing internal control structure.

Effective January 1, 2018, we adopted Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC Topic 606”). Although the adoption of ASC Topic 606 had an immaterial impact on our financial statements, we implemented certain changes to our related revenue recognition control activities, including the development of new policies and periodic reviews of revenue transactions, based on the five-step model provided in the new revenue standard. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Part II, Item 1A. of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2018 that were not registered under the Securities Act of 1933, as amended.

CLARUS CORPORATOIN

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the third quarter of 2018, the Company purchased 417,237 shares of the Company’s common stock for $3,337,896 under the Company’s authorized stock repurchase program.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
July 1 to 31, 2018	417,237	$8.00	417,237	$14,433,572
August 1 to 31, 2018	-	$-	-	$14,433,572
September 1 to 30, 2018	-	$-	-	$14,433,572
Total	417,237

CLARUS CORPORATOIN

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATOIN

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: November 5, 2018	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)

