Form 10-K
period 2018-12-31
Clarus Corp
filed 2019-03-04
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2018 was approximately $183.2 million based on $8.25 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of February 27, 2019, there were 29,748,356 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2018 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”), a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high performance activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra” or “Sierra Bullets”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”).

On May 7, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338,000, excluding fees and expenses.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. In 2018, our total Quarterly Cash Dividends were $1,488,000.  On January 18, 2019, the Company announced that its Board of Directors approved the payment on February 8, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on January 29, 2019.

Market Overview

Our primary target customers are outdoor-oriented consumers who enjoy active, outdoor-focused lifestyles. The users of our products are made up of a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We believe we have a strong reputation for style, quality, design, and durability in each of our core product lines.

As the variety of outdoor sports activities continue to grow and proliferate, and existing outdoor sports evolve and become ever more specialized, we believe other outdoor companies are failing to address the unique technical and performance needs of enthusiasts involved in such specialized activities. We believe we have been able to help address this void in the marketplace by seeking to leverage our user intimacy and improving on our existing product lines, by expanding our product offerings into new niche categories and products, and by incorporating innovative industrial design and engineering and performance tolerances into our products. We believe the credibility and authenticity of our brands expands our potential market beyond committed outdoor athletes to those outdoor generalist consumers who desire to lead active, outdoor-focused lifestyles.

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

Continue to Service and Grow Existing Accounts. We continue to seek to develop strong relationships with our key retail, distributor and original equipment manufacturer (“OEM”) partners through a mutual respect and admiration for the sports we serve. Through our various corporate initiatives, a focus on being easy to do business with, the extension of our existing product portfolios, and an emphasis on quality, on-time deliveries, brand awareness and marketing, we plan to grow our existing accounts as well as foster new relationships.

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

New Product Development and Innovation. To drive organic growth within our existing businesses, we intend to leverage our strong brand names, customer relationships, proven capacity to develop new innovative products and product extensions in each of our existing product categories, and to expand into new product categories. Our new technologies are generally inspired by our continuing commitment to maximize the enjoyment and efficacy of the products for the outdoor sports for which we design.

Acquisition of Complementary Businesses. We expect to target acquisitions as a viable opportunity to gain access to new product groups, customer channels, and increase penetration of existing markets. We may also pursue acquisitions that diversify the Company within the outdoor and consumer markets. To the extent we pursue future acquisitions, we intend to focus on “super-fan” businesses with leading brands, recurring revenue, sustainable margins and strong cash flow. We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings and new capital markets offerings.

Competitive Strengths

Authentic Portfolio of Iconic Brands. We believe that our brands are iconic among devoted, active-outdoor enthusiasts with a strong reputation for innovation, style, quality, design, safety and durability. Our Black Diamond brand traces its roots to 1957 and has continuously been synonymous with the sports it serves. Our PIEPS brand traces its history to 1967 and has come to represent premium alpine performance in emergency situations. Our Sierra brand was founded in 1947 and we believe represents the most precise and accurate bullets available for the shooting enthusiast. Our SKINourishment brand was founded in 2012, providing purpose-driven synthetic-free skincare products. Our brands also appeal to everyday customers seeking high quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, skiing and mountain sports equipment. The brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Black Diamond's products are sold in approximately 50 countries around the world.

In 2018, Black Diamond Equipment received over 75 editorial product awards.  Its MomentumTM climbing shoe featuring engineered knit technology earned Best in Gear from Rock and Ice Magazine. Also from its climbing category, Black Diamond’s Camalot® UltralightTM belay stoppers, Offset Stoppers, SolutionTM harness, ATC® PilotTM belay and Half DomeTM helmet earned editorial awards from North America climbing media. For Fall 2018, Black Diamond Equipment’s ski category was recognized with over twenty editorial awards including its new Boundary® Pro 107, Boundary® Pro 115, HelioTM 116 and HelioTM 105 skis. Notably, Black Diamond was recognized by ISPO with two ISPO Gold awards for its JetForce® Pro Pack and Solano Glove. Black Diamond’s JetForce® Pro Pack also won an Innovation Award at Outdoor Retailer Winter Market 2018 in Denver, Colorado.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in beacon technology (having created the modern avalanche transceiver) and avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce® avalanche airbag and Bluetooth beacon technology platforms. Most recently in Fall 2018, PIEPS, along with Black Diamond Equipment, earned Gear of the Year honors for its newest avalanche beacon, the ReconTM BT, from SKI Magazine.

Sierra: Sierra is an iconic American manufacturer of bullets. Based in Sedalia, Missouri since 1990, Sierra manufactures a wide range of high-performance bullets and ammunition for both rifles and pistols. Sierra bullets are used for precision target shooting, hunting and military and law enforcement purposes.

SKINourishment: SKINourishment offers organic, 100% food-grade, plant-based skin products that are safe, effective, cruelty-free, non-GMO, vegetarian, vegan and some are gluten free. Its synthetic-free skincare products are made with food grade ingredients and effective for adults, children and animals, and uses renewable resources. Its products are sold under four brands—climbOn®, crossFIXE®, POLYN® and POLYN® Baby.

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

Diversified Portfolio by Product, Geography and Channel. Our business is highly diversified across products, geographies, and channels. We operate a multi-brand business with Black Diamond, Sierra, PIEPS, and SKINourishment branded products spanning 30 single product categories addressing four primary categories of climbing, skiing, mountain, and sport. Our bullet product line is the only single product category that accounts for more than 15% of annual sales for the year ended December 31, 2018. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 47% of our sales for the year ended December 31, 2018 generated outside the United States in over 50 countries. We believe that our product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single product category or point of distribution.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 27% of our outstanding common stock as of February 27, 2019, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

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

Operating Segments

As a result of our August 21, 2017 acquisition of Sierra, we now operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•	Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

See Note 16 to our consolidated and combined financial statements for financial information regarding our segments.

Products

Our products span 30 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also manufacturer high quality bullets and ammunition with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. Generally, we divide our product offerings into the following four primary categories:

•	Climb: Our climb line consists of apparel, footwear, and equipment such as belay/rappel devices, bouldering products, carabiners, climbing packs, crampons, harnesses, ice axes, protection devices, a bouldering line of technical apparel, and various other climbing accessories and skincare products. Our climb line represented approximately 30% of our sales during the year ended December 31, 2018.

•	Mountain: Our mountain line consists of apparel, gloves, packs, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 34% of our sales during the year ended December 31, 2018.

•	Ski: Our ski line consists of technical apparel, avalanche airbags, packs, bindings, poles, skis, snow gloves, avalanche safety devices, and other skiing accessories. Our ski line represented approximately 19% of our sales during the year ended December 31, 2018.

•	Sport: Our sport line consists of premium quality high-precision bullets and ammunition used in competitive shooting, hunting and other applications and environments. Our sport line represented approximately 17% of our sales during the year ended December 31, 2018.

Product Design and Development

We conduct our product research and design activities at our locations in Salt Lake City, Utah, Sedalia, Missouri, Lebring, Austria, and Wimberly, Texas, and conduct product evaluations at our offices located in Innsbruck, Austria.

We typically bring new products from concept to market in approximately 18 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred in selling, general, and administrative expenses. As of December 31, 2018, we had 71 employees dedicated to research and development.

Customers

We market and distribute our products in over 50 countries, primarily through independent specialty stores and specialty chains, premium sporting goods and outdoor recreation stores, distributors and OEMs in the United States, Canada, Europe, Middle East, Asia, Australia, New Zealand, Africa, and South America. Outside of North America and Europe, we sell our products through independent global distributors into specialty retail stores. We also sell our products directly to customers through our various websites.

Our end users include a broad range of consumers, including mountain, rock, ice, and gym climbers, winter-outdoor enthusiasts, trail runners, backpackers, competitive shooters, hunters, and outdoor-inspired consumers. Such consumers demand high-quality, reliable, and high-precision products to enhance their performance and, in some cases, safety in a multitude of outdoor activities. We expect to leverage our user intimacy, engineering prowess, and design ability to expand into related technical product categories that target the same demographic group and distribution channels.

During 2018, REI accounted for approximately 12% of our sales. The loss of this customer could have a material adverse effect on us.

Sales and Marketing

Our sales force is generally deployed by geographic region: Canada, Europe, Asia Pacific, Latin America, and the United States. Our focus is on providing our products to a broad spectrum of outdoor enthusiasts. Within each of our brands, we strive to create a unique look for our products and to communicate those differences to the consumer. In addition, we are continuously exploring uses for brand and market research. We also regularly utilize various promotions and public relations campaigns.

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

The Black Diamond Equipment and PIEPS manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure Black Diamond Equipment’s and PIEPS’ quality management systems meet the requirements of ISO 9001–2015, and to ensure that Black Diamond Equipment’s and PIEPS’ certified products meet all necessary performance certification requirements. Sierra employs a best-in-class proprietary manufacturing process with respect to each one of its products. This process is performed in house and includes control of bullet jacket wall concentricity utilizing strict quality control standards overseen by experienced employees, yielding what we believe to be the tightest tolerances in the industry.

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

Quality Assurance

Quality assurance at the Company has two primary functions:

•	The first is to ensure that the products that we design and develop are manufactured to meet or exceed the Company’s own standards and international regulatory standards. This involves creating inspection documentation, reviewing manufacturing processes with our various vendor-partners, and inspecting finished product to assure it meets the rigorous standards required by our customers. These activities take place globally, wherever our products are manufactured.

•	The second function is to provide real and meaningful input to the new product development process. Quality assurance professionals interact closely with the design and engineering teams and bring knowledge and expertise to the design process, ensuring that the products we bring to market truly meet the criteria established when a new product is envisioned.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large multinational companies, such as those set forth below.

•	Climb: Our climbing products and accessories, such as apparel, footwear, protection, carabiners, helmets, and harnesses, compete with products from companies such as La Sportiva, Prana, Patagonia, Petzl, CAMP, EDELRID, and Mammut.

•	Mountain: Our mountaineering products and accessories, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Deuter, Leki, Komperdell, Marmot, Mountain Hardwear, Osprey, Sierra Designs, and The North Face.

•	Ski: Our skiing products and accessories, such as technical apparel, skis, poles, avalanche airbags and transceivers, compete with products from competitors such as Arc’Teryx, Backcountry Access, Dynafit (Salewa), Atomic, Mammut, Marker, Ortovox, Salomon, Scarpa, Scott, and Volkl.

•	Sport: We sell both bullets and ammunition to both retailers and distributors for sale to consumers but also supply bullets to OEMs who also sometimes manufacture bullets as well. Such companies include Vista, Nammo, Hornady, Fiocchi, Olin, and Remington.

In addition, in certain categories we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Build.Engineer.Repeat”™, Sierra®, Sierra® MatchKing®, Sierra® GameKing®, Sierra® BlitzKing® and PIEPS®, create international brand recognition for our products.

Solely for convenience, our trademarks and tradenames referred to in this report may appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and tradenames.

We believe our brands have an established reputation for high quality, design, performance, reliability, and value, and accordingly, we actively monitor and police our brands against infringement to ensure their viability and enforceability.

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

Seasonality

The Company’s products are outdoor activity-based, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products including rock climbing gear, packs and tents, and in the third and fourth quarters for our ski, glove and ice climbing products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. The fall/winter season represents approximately 53% of our sales while spring/summer represents approximately 47% of our sales. Sales of other products such as headlamps, lanterns, trekking poles and bullets are generally balanced throughout the year.

Working capital requirements vary throughout the year. Working capital increases during the second and fourth quarters of the year as inventory builds to support peak shipping periods and then decreases during the first and third quarters of the year as those inventories are sold and accounts receivable are collected.

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

Employees

As of December 31, 2018, we had over 500 employees worldwide. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2018 are as follows:

Warren B. Kanders, 61, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

John C. Walbrecht, 51, has served as the President of the Company since October 2017, and President of BDEL since October 2016. Before joining the Company, Mr. Walbrecht served as the President of Mountain Hardwear from March 2016 to October 2016. Prior to Mountain Hardwear, Mr. Walbrecht served as the President and Chief Executive Officer of Fenix Outdoors NA from January 2012 until March 2016. Mr. Walbrecht has also served in various senior roles with Brandbase, Spyder, Dr. Martens/Airwair, and Timberland. Mr. Walbrecht holds a Master of Business Administration and a Bachelor of Science in Economics from Brigham Young University, a Bachelor of Arts in Marketing from the University of Maryland and understudies in International Trade and Finance at Cambridge University - Trinity College.

Aaron J. Kuehne, 40, has served as our Chief Financial Officer, Secretary and Treasurer, since 2013 and as our Chief Administrative Officer since May 2016. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with an M.B.A. degree from University of Utah – David Eccles School of Business in 2004.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2018, REI accounted for approximately 12% of sales. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan, or where economies have suffered economic, social and/or political instability or hyperinflation, including, for example, the uncertainty related to the United Kingdom’s June 2016 vote to leave the European Union (commonly known as “Brexit”). Negotiations between the United Kingdom and the European Union regarding Brexit are ongoing and set to expire in 2019, unless otherwise extended, and may have an impact on our business, particularly in the United Kingdom and in Europe. Furthermore, events such as Brexit and political uncertainty around the effects of current or future ‘trade wars’ may create global economic uncertainty, which may cause consumers to reduce their spending.

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

Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, any future withdrawal or renegotiation of trade agreements, and the prosecution of trade disputes or the imposition of tariffs, duties, taxes and other charges on imports or exports between the United States and countries like China may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems.

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, China, or other countries upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Approximately 47% of our sales for the year ended December 31, 2018 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

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

In addition, the recent imposition of tariffs by the United States on certain imported products, and the retaliatory imposition by certain other countries of tariffs on certain U.S. products imported into such countries, could result in the escalation of tariffs or other restrictions on trade between such countries. Any ‘trade war’ that arises, including one arising from the events discussed above, could have a material adverse effect on our business, financial condition and results of operations.

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

Our SKINourishment business is subject to substantial government regulation relating to personal care products that could have a material adverse effect on our business.

Government regulation in the United States and other countries is a significant factor affecting the research, development, formulation, manufacture and marketing of our SKINourishment skincare products. In the United States, the Food and Drug Administration’s (the “FDA”) has broad authority to regulate the design, manufacture, formulation, marketing and sale of our SKINourishment skincare products.  FDA’s regulation of personal care products includes ingredient, quality, and labeling requirements.  Also in the United States, the Federal Trade Commission (the “FTC”) has broad authority over all product advertising to ensure statements are truthful and non-misleading. Overseas, these activities are subject to foreign governmental regulation, which is in many respects similar to regulation in the United States but which vary from country to country. United States and foreign regulation continues to evolve, which could result in additional burdens on our SKINourishment business. If we fail to comply with applicable regulations we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, operating restrictions, and criminal prosecution. Additionally, the cost of maintaining personnel and systems necessary to comply with applicable regulations is substantial and increasing.

If the FDA or FTC disagrees with our characterization of our SKINourishment skincare products or product claims and determines that they are drug products, this could result in a variety of enforcement actions which could require the reformulation or relabeling of any such products, the submission of information in support of the products’ claims or the safety and effectiveness of any such products, or more punitive action, all of which could have a material adverse effect on the market price of our common stock and our business, financial condition and results of operations.

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

The Company announced that it is seeking to invest in high-quality, durable, cash flow-producing assets in order to diversify our business within the outdoor and consumer markets and potentially monetize our substantial net operating losses as part of our previously announced growth strategy. There can be no assurance as to the outcome of the growth strategy, that any particular acquisition or investment opportunities will be consummated, that any transaction will occur, or that our net operating losses will be monetized. In addition, our growth strategy may create perceived uncertainties as to our future direction and may result in the loss of employees, customers or business partners.

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

Our credit agreement contains financial and restrictive covenants that may limit our ability to operate our business.

The asset-based revolving credit agreement that we and certain of our subsidiaries entered into with JPMorgan Chase Bank, N.A. on June 27, 2018 (the “Credit Agreement”) contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including, without limitation, restrictions on our and our subsidiaries’ ability to:

•	incur additional debt or create liens;

•	engage in mergers, consolidations, liquidations or dissolutions other than in certain permitted instances described in the Credit Agreement;

•	substantially change the business conducted by us or our subsidiaries; and

•	pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled.

In addition, the Credit Agreement contains other customary affirmative and negative covenants, including limitations on our and our subsidiaries’ ability to perform the following, subject to certain customary exceptions, qualifications and “baskets”: make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; sell assets; prepay other indebtedness; engage in certain transactions with affiliates; enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; amend certain charter documents and material agreements governing subordinated indebtedness; and sell, assign, transfer, encumber or license certain intellectual property without the prior written consent of the administrative agent.

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

Our borrowings under our credit facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash flows would decrease.

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

We could face particular challenges in maintaining and reporting on our internal control over financial reporting.

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

There have been an increasing number of global cyber security incidents affecting companies, which have caused operational failures or compromised sensitive or confidential corporate and personal data. Because we are interconnected with and dependent on third-party vendors, we could be adversely affected if any of them are subject to a successful cyber attack or other information security event. Although we do not believe our, or our vendors’, systems are at a greater risk of cyber security incidents than other comparable companies, such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions, and our acquisition activities could increase such risk. Possible impacts associated with a cyber security incident may include, among other things, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with privacy and other laws and regulations that are applicable to us. We have obtained insurance coverage that protects us against losses from certain cyber security incidents, including liability for third-party vendors who mishandle our information. However, there can be no guarantee that every potential loss due to cyber-attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 27% of our outstanding common stock as of February 27, 2019. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

Our payment of future quarterly dividends on our common stock is subject to the discretion and approval of our Board of Directors.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our credit facility on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our credit facility, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

Shares of our common stock have been, and may continue to be, thinly traded, which may contribute to volatility in our stock price and less liquidity for investors.

The trading volume of our common stock has varied, and at times may be characterized as thinly traded. As a result of this thin trading market or “float” for our common stock, our common stock has been, and may continue to be, less liquid than the common stock of companies with broader public ownership. If our common stock is thinly traded, the trading of a relatively small volume of our common stock may have a greater impact on the trading price of our common stock than would be the case if our float were larger. As a result, the trading prices of our common stock may be more volatile than the common stock of companies with broader public ownership, and an investor to be unable to liquidate an investment in our common stock at attractive prices.

We cannot predict the prices at which our common stock will trade in the future. Variations in financial results, announcements of material events, changes in our dividend policy, technological innovations or new products by us or our competitors, our quarterly operating results, changes in general conditions in the economy or the outdoor and consumer industries, other developments affecting us or our competitors or general price and volume fluctuations in the market are among the many factors that could cause the market price of our common stock to fluctuate substantially.

The sale of a substantial amount of our common stock in the public market could adversely affect the prevailing market price of our common stock.

We have outstanding an aggregate of 29,748,356 shares of our common stock as of February 27, 2019. This includes 6,683,945 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,103,378 hypothecated and/or pledged as security for loans from financial institutions, which hypothecation has been in place for over ten years, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research and manufacturing facility, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2018, the Company and its subsidiaries lease or own facilities throughout the U.S. and Europe. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2013 and ending on December 31, 2018 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2013. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Clarus Corporation	$100.00	$65.64	$33.16	$40.14	$58.89	$75.92
The Russell 2000 Index	$100.00	$103.53	$97.62	$116.63	$131.96	$115.89
NASDAQ Global Select Market	$100.00	$113.70	$120.64	$129.80	$166.71	$160.58

Stockholders

On February 27, 2019, the last reported sales price for our common stock was $12.03 per share. As of February 27, 2019, there were 83 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. In 2018, our total Quarterly Cash Dividends were $1,488.  On January 18, 2019, the Company announced that its Board of Directors approved the payment on February 8, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on January 29, 2019. The payment of any future Quarterly Cash Dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the fourth quarter of 2018, the Company purchased 101,833 shares of the Company’s common stock for $977,861 under the Company’s authorized stock repurchase program.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
October 1 to 31, 2018	-	$-	-	$14,433,572
November 1 to 30, 2018	-	$-	-	$14,433,572
December 1 to 31, 2018	101,833	$9.60	101,833	$13,455,710
Total	101,833

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2018:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Equity compensation plans approved by security holders (1)	3,506,000	$7.77	5,743,024

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	4,306,000	$7.96	5,743,024

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

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K. On July 23, 2014, the Company completed the sale of certain assets of Gregory Mountain Products. On October 7, 2015, the Company completed the sale of POC. The activities of Gregory Mountain Products and POC have been segregated and reported as discontinued operations for all periods presented. On August 21, 2017, the Company acquired Sierra Bullets. On November 6, 2018, the Company acquired the assets of SKINourishment. See Note 2. Acquisition to the notes to consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)

Statement of Operations Data:
Sales	$212,141	$170,687	$148,189	$155,266	$158,303
Gross profit	73,962	53,810	43,684	54,246	57,629
Income (loss) from continuing operations	7,301	(673)	(8,978)	(88,106)	(9,618)
Net income (loss)	7,301	(673)	(8,978)	(77,542)	14,007

Income (loss) from continuing operations per share:
Basic	$0.24	$(0.02)	$(0.30)	$(2.70)	$(0.30)
Diluted	0.24	(0.02)	(0.30)	(2.70)	(0.30)

Income from discontinued operations per share:
Basic	-	-	-	0.32	0.73
Diluted	-	-	-	0.32	0.73

Net income (loss) per share:
Basic	0.24	(0.02)	(0.30)	(2.38)	0.43
Diluted	0.24	(0.02)	(0.30)	(2.38)	0.43

Weighted average common shares outstanding for earnings per share:
Basic	29,915	30,022	30,397	32,600	32,567
Diluted	30,255	30,022	30,397	32,600	32,567

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:
Total current assets	$108,501	$99,444	$166,945	$180,581	$158,560
Total assets	213,128	207,449	210,457	226,792	315,540

Long-term obligations, net of current	25,183	24,683	9,042	30,914	25,807
Total liabilities	46,923	44,467	49,649	52,360	58,347

Total stockholders' equity	166,205	162,982	160,808	174,432	257,193

The gross profit for the years ended December 31, 2018 and 2017, included additional costs of $1,049 and $2,098, respectively, related to the sale of Sierra inventory that was recorded at fair value in purchase accounting.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and suppliers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; and the Company’s ability to maintain a quarterly dividend. More information on potential factors that could affect the Company’s financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”), a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high performance activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”).

On May 7, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338,000, excluding fees and expenses.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. In 2018, our total Quarterly Cash Dividends were $1,488,000.  On January 18, 2019, the Company announced that its Board of Directors approved the payment on February 8, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on January 29, 2019.

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

•	We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to the projected financial information related to each individual asset, particularly forecasted revenue. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and thus, actual results may differ from estimates.

•	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We may make assumptions, judgments and estimates in order to determine the future taxable income available to support the recoverability of deferred tax assets at a more-likely-than-not threshold. The sources of future taxable income include 1) future reversal of existing taxable temporary differences, 2) taxable income in carryback years if carryback is permitted, 3) future taxable income from future operations, and 4) tax planning strategies. The degree and subjectivity and judgment increases as the source of future taxable income becomes more inherently subjective. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

•	We make ongoing estimates of potential excess, close-out or slow-moving inventory. We evaluate our inventory on hand considering our sales forecasts and historical experience to identify excess, close-out or slow-moving inventory and make provisions as necessary to properly reflect inventory value at the lower of cost or net realizable value.

•	We assess the recoverability of our one reporting unit’s carrying value of goodwill by making a qualitative or quantitative assessment. If we begin with a qualitative assessment and are able to support the conclusion that it is not more-likely-than-not that the fair value of the Company is less than its carrying value, we are not required to perform the two-step impairment test. Otherwise, using the two-step approach is required. In the first step of the goodwill impairment test, we compare an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the fair value of the Company exceeds its carrying value, the goodwill is not impaired and no further review is required. However, if the fair value of the reporting unit is less than its carrying value, we perform the second step of the goodwill impairment test to determine the amount of the impairment charge, if any. The second step involves a hypothetical allocation of the fair value of the Company to its net tangible and intangible assets (excluding goodwill) as if the business unit were newly acquired, which results in an implied fair value of goodwill. The amount of the impairment charge is the excess of the recorded goodwill over the implied fair value of goodwill. The annual impairment tests are based on an evaluation of estimated future discounted cash flows. The estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Certain other key assumptions utilized, including revenue projections, costs of goods sold, operating expenses and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. No impairment was recorded during the years ended December 31, 2018, 2017, and 2016. During the first quarter of 2019, we early adopted Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removes the requirement to perform step two of the goodwill impairment test. Under the standard, if the carrying value of goodwill exceeds the estimated fair value as determined in step one, we compare the implied fair value of the applicable goodwill to its carrying value to measure the amount of goodwill impairment, if any.

We also test indefinite-lived intangible assets for impairment at least annually. If the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculated the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for comparable intangible assets. The net after tax cost savings are discounted using the discount rate developed for purposes of the Company's goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2018 Compared to Consolidated Year Ended December 31, 2017

The following presents a discussion of consolidated operations for the year ended December 31, 2018, compared with the consolidated year ended December 31, 2017:

	Year Ended December 31,
	2018	2017

Sales
Domestic sales	$112,537	$88,603
International sales	99,604	82,084
Total sales	212,141	170,687

Cost of goods sold	138,179	116,877
Gross profit	73,962	53,810

Operating expenses
Selling, general and administrative	65,151	56,295
Restructuring charge	137	160
Merger and integration	-	82
Transaction costs	503	2,088

Total operating expenses	65,791	58,625

Operating income (loss)	8,171	(4,815)

Other (expense) income
Interest expense	(1,339)	(1,288)
Other, net	(359)	343

Total other expense, net	(1,698)	(945)

Income (loss) before income tax	6,473	(5,760)
Income tax benefit	(828)	(5,087)
Net income (loss)	$7,301	$(673)

Sales

Consolidated sales increased $41,454, or 24.3%, to $212,141 during the year ended December 31, 2018, compared to consolidated sales of $170,687 during the year ended December 31, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $35,395 in total sales and $25,039 in incremental sales during the year ended December 31, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $2,799 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2018 compared to the prior period.

Consolidated domestic sales increased $23,934, or 27.0%, to $112,537 during the year ended December 31, 2018, compared to consolidated domestic sales of $88,603 during the year ended December 31, 2017. The increase in sales was attributable to the inclusion of Sierra, which contributed $26,105 in total sales and $18,668 in incremental sales during the year ended December 31, 2018. The remaining increase was attributable to the increase in the quantity of new and existing climb and mountain products sold during the year ended December 31, 2018.

Consolidated international sales increased $17,520, or 21.3%, to $99,604 during the year ended December 31, 2018, compared to consolidated international sales of $82,084 during the year ended December 31, 2017. The increase in sales was partially attributable to the inclusion of Sierra, which contributed $9,290 in total sales and $6,371 in incremental sales during the year ended December 31, 2018. The remaining increase in international sales was attributable to the increase in the quantity of new and existing climb and mountain products sold during the period and an increase in sales of $2,799 due to the strengthening of foreign currencies against the U.S. dollar during the year ended December 31, 2018 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $21,302, or 18.2%, to $138,179 during the year ended December 31, 2018, compared to consolidated cost of goods sold of $116,877 during the year ended December 31, 2017. The increase in cost of goods sold was partially attributable to the inclusion of Sierra, which contributed $14,382 in incremental cost of goods sold, which included $1,049 related to the sale of inventory that was recorded at fair value in purchase accounting. The remaining increase was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $20,152 or 37.5%, to $73,962 during the year ended December 31, 2018, compared to consolidated gross profit of $53,810 during the year ended December 31, 2017. Consolidated gross margin was 34.9% during the year ended December 31, 2018, compared to a consolidated gross margin of 31.5% during the year ended December 31, 2017. Consolidated gross margin during the year ended December 31, 2018, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin also benefited from the inclusion of Sierra; however, this benefit was partially offset by a decrease in gross margin of 0.5% due to the sale of inventory that was recorded at its fair value in purchase accounting. Consolidated gross margin during the year ended December 31, 2017 was also negatively impacted by 1.2% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $8,856, or 15.7%, to $65,151 during the year ended December 31, 2018, compared to consolidated selling, general and administrative expenses of $56,295 during the year ended December 31, 2017. The increase in selling, general and administrative expenses was partially attributable to the inclusion of Sierra of $4,504 in incremental selling, general, and administrative expenses. The remaining increase being attributable to the Company’s investment in the brand related activities of sales, marketing, research and development, and fulfillment in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $1,471 during the year ended December 31, 2018 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $23, or 14.4%, to $137 during the year ended December 31, 2018, compared to consolidated restructuring expense of $160 during the year ended December 31, 2017. Restructuring expenses incurred during the year ended December 31, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Merger and Integration Costs

Consolidated merger and integration expense decreased to $0 during the year ended December 31, 2018 compared to consolidated merger and integration expense of $82 during the year ended December 31, 2017, which consisted of expenses related to the integration of Sierra.

Transaction Costs

Consolidated transaction expense decreased to $503 during the year ended December 31, 2018, compared to consolidated transaction costs of $2,088 during the year ended December 31, 2017, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net increased $51, or 4.0%, to $1,339 during the year ended December 31, 2018, compared to consolidated interest expense, net, of $1,288 during the year ended December 31, 2017. Interest expense recognized during the year ended December 31, 2018 was primarily attributable to the write-off of previously capitalized origination costs of $279 associated with our previous credit facility, which was replaced with the new Credit Agreement with JPMorgan Chase Bank, N.A., and interest expense associated with the average outstanding debt amounts during the year ended December 31, 2018. Interest expense recognized during the year ended December 31, 2017 was primarily attributable to the Company’s 5% Senior Subordinated Notes which were repaid during the year ended December 31, 2017.

Other, net

Consolidated other, net, decreased $702, or 204.7%, to expense of $359 during the year ended December 31, 2018, compared to consolidated other, net income of $343 during the year ended December 31, 2017. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable and losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit decreased $4,259, or 83.7%, to a benefit of $828 during the year ended December 31, 2018, compared to a consolidated income tax benefit of $5,087 during the same period in 2017. Due to the Tax Cuts and Jobs Act (“Tax Act”) enacted in December 2017, the profit before tax benefit recorded during the year ended December 31, 2018 was expensed at the federal statutory rate of 21% compared to 35% in 2017.

Our effective income tax rate was a benefit of 12.8% for the year ended December 31, 2018, compared to 88.3% for the same period in 2017. The primary reasons for the effective income tax rate changes are due to differing levels of income (loss) before income tax and discrete charges recorded during the respective periods. The tax benefit recorded for the year ended December 31, 2018 included charges associated to the usage of previous net operating losses (“NOL”) as well as charges for discrete items associated with a tax windfall deduction from the vesting of restricted stock units and the exercises of stock options. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Consolidated Year Ended December 31, 2017 Compared to Consolidated Year Ended December 31, 2016

The following presents a discussion of consolidated operations for the year ended December 31, 2017 compared with the consolidated year ended December 31, 2016:

	Year Ended December 31,
	2017	2016

Sales
Domestic sales	$88,603	$76,079
International sales	82,084	72,110
Total sales	170,687	148,189

Cost of goods sold	116,877	104,505
Gross profit	53,810	43,684

Operating expenses
Selling, general and administrative	56,295	49,936
Restructuring charge	160	1,395
Merger and integration	82	-
Transaction costs	2,088	290
Arbitration award	-	(1,967)

Total operating expenses	58,625	49,654

Operating loss	(4,815)	(5,970)

Other expense
Interest expense	(1,288)	(2,876)
Other, net	343	533

Total other expense, net	(945)	(2,343)

Loss before income tax	(5,760)	(8,313)
Income tax (benefit) expense	(5,087)	665
Net loss	$(673)	$(8,978)

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

Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The Tax Act made broad and complex changes to existing U.S. tax laws that impact the Company.  Most notably, the Tax Act reduced the U.S. federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. For tax years beginning after December 31, 2017, net operating losses generated will have an indefinite carry forward period but will only be available to offset 80% of taxable income each year. Lastly, as a result of the Tax Act, the corporate alternative minimum tax ("AMT") was repealed. Taxpayers with AMT credit carryovers in excess of their regular tax liability may have the credits refunded over multiple years from 2018 to 2022.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of Accounting Standards Codification (“ASC”) 740, Income Taxes, in the reporting period in which the Tax Act was signed into law.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company finalized all tax positions associated with SAB 118 by filing the 2017 tax return during the year ended December 31, 2018.

Our effective income tax rate was 88.3% for the year ended December 31, 2017, compared to 8.0% for the same period in 2016.

Liquidity and Capital Resources

Consolidated Year ended December 31, 2018 Compared to Consolidated Year ended December 31, 2017

The following presents a discussion of cash flows for the consolidated year ended December 31, 2018 compared with the consolidated year ended December 31, 2017. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At December 31, 2018, we had total cash of $2,486 compared to a cash balance of $1,856 at December 31, 2017, which was substantially controlled by the Company’s U.S. entities. At December 31, 2018, the Company had $1,616 of the $2,486 in cash held by foreign entities, of which $554 is considered permanently reinvested.

	Year Ended December 31,
	2018	2017

Net cash provided by (used in) operating activities	$11,393	$(8,920)
Net cash used in investing activities	(4,079)	(82,032)
Net cash used in financing activities	(6,559)	(2,057)
Effect of foreign exchange rates on cash	(125)	127
Change in cash	630	(92,882)
Cash, beginning of period	1,856	94,738
Cash, end of period	$2,486	$1,856

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $11,393 during the year ended December 31, 2018 compared to consolidated net cash used in operating activities of $8,920 during the year ended December 31, 2017. The increase in net cash provided by operating activities during 2018 is primarily due to an increase in net income and a decrease in net operating assets, net of assets acquired or non-cash working capital of $3,048 compared to the same period in 2017.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $8,028 during the year ended December 31, 2018 compared to free cash flows used of $11,767 during the same period in 2017. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2018	2017

Net cash provided by (used in) operating activities	$11,393	$(8,920)
Purchase of property and equipment	(3,365)	(2,847)
Free cash flow	$8,028	$(11,767)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $4,079 during the year ended December 31, 2018 compared to consolidated net cash used in investing activities of $82,032 during the year ended December 31, 2017. The decrease in cash used during the year ended December 31, 2018 is primarily due to the $79,238 used for the purchase of Sierra, net of cash acquired during year ended December 31, 2017.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $6,559 during the year ended December 31, 2018, compared to consolidated net cash used in financing activities of $2,057 during the year ended December 31, 2017. The cash used during the year ended December 31, 2018 relates primarily to the purchase of treasury stock, cash dividends paid, and the payment of debt issuance costs partially offset by net proceeds from the revolving credit facility. The cash used during the year ended December 31, 2017 relates primarily to proceeds from the revolving credit facility offset by repayments of long-term debt.

Net Operating Loss

As of December 31, 2018, the Company had net operating loss and research and experimentation credit for U.S. federal income tax purposes of $141,067 and $3,791, respectively. The Company believes its U.S. Federal NOL will offset some of its future U.S. Federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $141,067 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2018, the Company’s gross deferred tax asset was $47,922. The Company has recorded a valuation allowance of $42,122, resulting in a net deferred tax asset of $5,800, before deferred tax liabilities of $8,719. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2018, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

Revolving Credit Facility

On June 27, 2018, the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C. (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, the “Loan Parties”) entered into an asset based revolving credit agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (the “Credit Agreement”). Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company.

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

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, liquidations or dissolutions other than in certain permitted instances as described in the Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; and (xii) sell, assign, transfer, encumber or license certain intellectual property without the prior written consent of the administrative agent. As of December 31, 2018, the Company had drawn $22,062 on the approximately $48,000 of the revolving commitment that was available for borrowing.

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

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2018 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Debt (1)	$84	$41	$43	$-	$-
Revolving credit facility (2)	22,062	-	-	22,062	-
Other long-term liabilities (3)	159	-	5	-	154
Unrecorded commitments:
Interest payment obligations (4)	2,987	853	1,699	435	-
Operating leases (5)	1,588	687	877	24	-
Purchase obligations (6)	17,291	17,291	-	-	-
	$44,171	$18,872	$2,624	$22,521	$154

(1)	Debt consists of required principal payments on debt.

(2)	Revolving credit facility represents required principal payments under the Credit Agreement.

(3)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet.

(4)	Interest payment obligations represent required interest payments on the revolving credit facility. Amounts exclude bank fees that would be included in interest expense in the consolidated financial statements.

(5)	Operating leases represent required minimum lease payments.

(6)	Purchase obligations represent an agreement to purchase goods or services.

The Company has uncertain tax positions of $545 as of December 31, 2018, however the specific timing of the settlement is uncertain and has been excluded from the table above.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our credit facility, since the interest is indexed to LIBOR. We entered into our current credit facility on June 27, 2018, and simultaneously terminated our previous credit facility. The applicable interest rate for the outstanding borrowings under our applicable credit facility as of December 31, 2018 and 2017 was 3.8493% and 4.3607%, respectively. Amounts outstanding as of December 31, 2018 and 2017 were $22,062 and $20,842, respectively. An increase of 100-basis points in market interest rates would not cause a material effect on interest expense.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Given the current political uncertainty surrounding the European Union and other economic uncertainties worldwide, changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2018, approximately 33% of our sales were denominated in foreign currencies (compared to 34% in the prior year), the most significant of which were the Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. We have not held a material amount of foreign assets during the years ended December 31, 2018, 2017 and 2016, and do not believe our foreign assets expose us to a material foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors

of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 4, 2019

We have served as the Company's auditor since 2018.

Independent Auditors’ Report

To the Stockholders and Board of Directors
of Clarus Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Clarus Corporation and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2000 to 2018.

Salt Lake City, Utah
March 12, 2018

CLARUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash	$2,486	$1,856
Accounts receivable, net	35,943	35,817
Inventories	64,933	58,138
Prepaid and other current assets	5,115	3,633
Income tax receivable	24	-
Total current assets	108,501	99,444

Property and equipment, net	23,401	24,345
Other intangible assets, net	19,416	23,238
Indefinite lived intangible assets	41,694	41,843
Goodwill	18,090	17,745
Other long-term assets	2,026	834
Total assets	$213,128	$207,449

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$21,489	$19,456
Income tax payable	210	328
Current portion of long-term debt	41	-
Total current liabilities	21,740	19,784

Long-term debt	22,105	20,842
Deferred income taxes	2,919	3,666
Other long-term liabilities	159	175
Total liabilities	46,923	44,467

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 33,244 and 32,917 issued and 29,748 and 30,041 outstanding, respectively	3	3
Additional paid in capital	488,404	485,285
Accumulated deficit	(304,577)	(310,390)
Treasury stock, at cost	(18,102)	(12,415)
Accumulated other comprehensive income	477	499
Total stockholders' equity	166,205	162,982
Total liabilities and stockholders' equity	$213,128	$207,449

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016

Sales
Domestic sales	$112,537	$88,603	$76,079
International sales	99,604	82,084	72,110
Total sales	212,141	170,687	148,189

Cost of goods sold	138,179	116,877	104,505
Gross profit	73,962	53,810	43,684

Operating expenses
Selling, general and administrative	65,151	56,295	49,936
Restructuring charge	137	160	1,395
Merger and integration	-	82	-
Transaction costs	503	2,088	290
Arbitration award	-	-	(1,967)

Total operating expenses	65,791	58,625	49,654

Operating income (loss)	8,171	(4,815)	(5,970)

Other (expense) income
Interest expense	(1,339)	(1,288)	(2,876)
Other, net	(359)	343	533

Total other expense, net	(1,698)	(945)	(2,343)

Income (loss) before income tax	6,473	(5,760)	(8,313)
Income tax (benefit) expense	(828)	(5,087)	665
Net income (loss)	7,301	(673)	(8,978)

Other comprehensive income (loss), net of tax:
Unrealized income on marketable securities	-	-	107
Foreign currency translation adjustment	(832)	2,634	(694)
Unrealized income (loss) on hedging activities	810	(1,130)	792
Other comprehensive (loss) income	(22)	1,504	205
Comprehensive income (loss)	$7,279	$831	$(8,773)

Net income (loss) per share:
Basic	$0.24	$(0.02)	$(0.30)
Diluted	0.24	(0.02)	(0.30)

Weighted average shares outstanding:
Basic	29,915	30,022	30,397
Diluted	30,255	30,022	30,397

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$7,301	$(673)	$(8,978)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,423	2,883	2,264
Amortization of intangible assets	3,873	2,376	1,075
Accretion of notes payable	-	833	1,842
Amortization of debt issuance costs	436	28	-
Gain on sale of marketable securities	-	-	(241)
Loss (gain) on disposition of property and equipment	15	109	(5)
Loss (gain) from removal of accumulated translation adjustment	199	(202)	263
Stock-based compensation	2,652	1,181	227
Deferred income taxes	(1,098)	(5,476)	(512)
Other	-	(523)	400
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(766)	(8,673)	2,765
Inventories	(7,203)	1,360	5,382
Prepaid and other assets	(827)	(1,427)	2,831
Accounts payable and accrued liabilities	2,524	(137)	(4,114)
Income taxes	(136)	(579)	1,611
Net cash provided by (used in) operating activities	11,393	(8,920)	4,810

Cash Flows From Investing Activities:
Proceeds from the sales of marketable securities	-	-	10,235
Payments related to the sale of POC	-	-	(921)
Purchase of business, net of cash received	(720)	(79,238)	-
Proceeds from disposition of property and equipment	6	53	22
Purchase of property and equipment	(3,365)	(2,847)	(2,566)
Net cash (used in) provided by investing activities	(4,079)	(82,032)	6,770

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	153,556	55,778	-
Repayments on revolving credit facilities	(152,336)	(34,936)	-
Repayments of long-term debt and capital leases	(39)	(22,727)	-
Payment of debt issuance costs	(1,032)	(334)	-
Purchase of treasury stock	(5,687)	(17)	(5,222)
Proceeds from exercise of stock options	467	179	-
Cash dividends paid	(1,488)	-	-
Net cash used in financing activities	(6,559)	(2,057)	(5,222)

Effect of foreign exchange rates on cash	(125)	127	(21)

Change in cash	630	(92,882)	6,337
Cash, beginning of period	1,856	94,738	88,401
Cash, end of period	$2,486	$1,856	$94,738

Supplemental Disclosure of Cash Flow Information:
Cash paid (received) for income taxes	$418	$931	$(426)
Cash paid for interest	$950	$598	$1,238
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$219	$140	$47
Property and equipment acquired through a capital lease	$123	$-	$-

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2015	32,884	$3	$483,698	$(300,739)	(1,681)	$(7,320)	$(1,210)	$174,432
Net loss	-	-	-	(8,978)	-	-	-	(8,978)
Other comprehensive income	-	-	-	-	-	-	205	205
Purchase of treasury stock	-	-	-	-	(1,191)	(5,078)	-	(5,078)
Stock compensation plans, net	4	-	227	-	-	-	-	227
Balance, December 31, 2016	32,888	3	483,925	(309,717)	(2,872)	(12,398)	(1,005)	160,808
Net loss	-	-	-	(673)	-	-	-	(673)
Other comprehensive income	-	-	-	-	-	-	1,504	1,504
Purchase of treasury stock	-	-	-	-	(3)	(17)	-	(17)
Stock compensation plans, net	29	-	1,360	-	-	-	-	1,360
Balance, December 31, 2017	32,917	3	485,285	(310,390)	(2,875)	(12,415)	499	162,982
Net income	-	-	-	7,301	-	-	-	7,301
Other comprehensive loss	-	-	-	-	-	-	(22)	(22)
Cash dividends ($0.05 per share)	-	-	-	(1,488)	-	-	-	(1,488)
Purchase of treasury stock	-	-	-	-	(621)	(5,687)	-	(5,687)
Stock compensation expense	-	-	2,652	-	-	-	-	2,652
Proceeds from exercise of options	327	-	467	-	-	-	-	467
Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying audited consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has substantial net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high performance activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra” or “Sierra Bullets”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”).

On May 7, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338, excluding fees and expenses. Additionally, the Company purchased shares of the Company’s common stock for $2,349 under the Company’s authorized stock repurchase program during the year ended December 31, 2018.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  In 2018, our total Quarterly Cash Dividends were $1,488. On January 18, 2019, the Company announced that its Board of Directors approved the payment on February 8, 2019 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on January 29, 2019.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and 2017, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for doubtful accounts was $392 and $382 at December 31, 2018 and 2017, respectively. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2018, 2017, and 2016.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method “FIFO”) or net realizable value. Elements of cost in the Company’s manufactured inventories generally include raw materials, direct labor, manufacturing overhead and freight in. The Company reviews its inventories for excess, close-out, or slow-moving items and makes provisions as necessary to properly reflect inventory values.

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: buildings, 30 years; building improvements, 20 years; computer hardware and software and machinery and equipment, 3-10 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Equipment under capital leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. Long-lived assets located outside of the United States are not considered material.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a two-step quantitative impairment analysis is performed.  The first step involves estimating the fair value of the reporting unit based upon an acceptable valuation method under ASC 820 Fair Value Measurement. If the fair value of the reporting unit is less than its carrying amount, the second step of the impairment test is performed to measure the amount of the impairment loss. In the second step, the implied fair value of the goodwill is estimated as the fair value of the reporting unit as determined in step one, less fair values of all other net tangible and intangible assets of the reporting unit determined in a manner similar to a purchase price allocation. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of the goodwill. No impairment was recorded during the years ended December 31, 2018, 2017, and 2016.

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

Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. During the years ended December 31, 2018, 2017, and 2016, no impairment of indefinite-lived intangible assets was recorded.

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

There was no cumulative effect adjustment recorded to opening retained earnings as of January 1, 2018, upon adoption of ASC Topic 606, Revenue from Contracts with Customers. However, the new revenue standard provides new guidance that resulted in immaterial reclassifications between Prepaid and other current assets, Sales, Cost of goods sold, and Accounts payable and accrued liabilities associated with accounting for revenue with a right of return. The impact of the reclassifications to revenues and expenses for the year ended December 31, 2018, was also immaterial as a result of applying ASC Topic 606. We do not expect an impact to our net income on an ongoing basis as a result of the adoption of the new standard.

The Company recognizes revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short- term credit terms or upon delivery of point of sale transactions.

The Company enters into contractual arrangement with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligation, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

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

At the time of revenue recognition, we also provide for estimated sales returns and miscellaneous claims from customers as reductions to revenues. The estimates are based on historical rates of product returns and claims. The Company accrues for such estimated returns and claims with an estimated accrual and associated reduction of revenue. Additionally, the Company records inventory that it expects to be returned as an other current asset, with a corresponding reduction of cost of goods sold. Such balances as of December 31, 2018 and January 1, 2018 are immaterial. The Company also offers assurance-type warranties relating to its products sold to end customers that are accounted for under ASC Topic 460, Guarantees.

Charges for shipping and handling fees billed to customers are included in net sales and the corresponding shipping and handling expenses are included in Cost of goods sold in the accompanying consolidated statements of comprehensive income (loss).

Sales commissions are expensed as incurred as they are paid within a year. These costs are recorded in selling, general and administrative. Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

The Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain, and sport categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the nature of products are similar in terms of the nature of the revenue recognition policies. See Note 16. Segment Information to the notes to consolidated financial statements, for disaggregated revenue by segment.

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities totaled $90 and $360 at December 31, 2018 and January 1, 2018, respectively. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the year ended December 31, 2018 totaled $554.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, certain warehousing, or handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow-moving inventory are also included in cost of sales. Certain warehousing, or handling costs which are not associated with the manufacturing of goods for sale are excluded from cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense, including cooperative advertising costs, were $4,016, $3,951, and $2,605 for the years ended December 31, 2018, 2017, and 2016, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $338, $537, and $741 for the years ended December 31, 2018, 2017, and 2016, respectively, and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company recorded a liability for product warranties totaling $1,032 and $987 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017, and 2016, the Company experienced warranty claims on its products of $999, $949, and $1,051, respectively.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income (loss). Total research and development costs were $9,471, $7,984, and $6,598 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

During the years ended December 31, 2018, 2017 and 2016, Recreational Equipment, Inc. (“REI”) accounted for approximately 12%, 14% and 16%, respectively, of the Company’s sales. As of December 31, 2018, REI accounted for approximately 15% of the Company’s accounts receivable.

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its long-term debt obligations under its revolving credit facility approximates the carrying value at December 31, 2018 and 2017.

Segment Information

As a result of our August 21, 2017 acquisition of Sierra, we operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. The accounting policies of the segments are the same as those described above.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, which revises the accounting related to lessor and lessee accounting. In July 2018, the FASB also issued ASU 2018-10 Codification Improvements to Topic 842, Leases and ASU 2018-11 Leases (Topic 842) Targeted Improvements. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset (“ROU”) for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and may be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements with certain practical expedients available. An entity may apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Early adoption is permitted. Since the effective date will not be until January 1, 2019, there is no immediate impact on the financial statements. Leases previously defined as capital leases will continue to be defined as a capital lease with no material changes to the accounting methodology. The Company currently maintains two capital leases. The Company has substantially completed an assessment of its leases and has prepared for implementation and recognition of a cumulative-effective adjustment to the Janaury 1, 2019 balances on a prospective basis. Under the new guidance, leases previously defined as operating leases will generally be defined as financing leases and capitalized if the term is greater than one year. As a result, financing leases will be recorded as an asset and a corresponding liability at the present value of the total lease payments. The asset will be decremented over the life of the lease on a pro-rata basis resulting in lease expense while the liability will be decremented using the interest method (i.e. principal and interest). As such, the Company expects the new guidance will materially impact the asset and liability balances of the Company’s consolidated financial statements and related disclosures at the time of adoption. The majority of our current operating leases have been negotiated to expire after the adoption date. Consequently, for the leases with terms that go beyond the adoption date, the amounts we expect to recognize as additional liabilities and corresponding ROU assets based upon the present value of the remaining rental payments should range from approximately $1,000 to $1,500.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. We adopted this standard during the first quarter of 2019 on a prospective basis and the initial adoption of the amendment in this ASU did not have a significant impact to the Company’s consolidated financial statements.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 2. ACQUISITION

On August 21, 2017, the Company acquired 100% of the outstanding membership interests of Sierra Bullets, L.L.C., a manufacturer of a wide range of bullets primarily for both rifles and pistols, pursuant to the terms of the purchase and sale agreement dated August 21, 2017 (the “Purchase Agreement”). Under the terms of the Purchase Agreement, the Company acquired Sierra for an aggregate purchase price of $79,000, plus or minus a working capital adjustment, in accordance with and subject to the terms and conditions set forth in the Purchase Agreement. During the measurement period, the Company finalized the working capital adjustment and adjusted the recorded purchase consideration and goodwill by $345.

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

The weighted-average period before the next renewal of trade names and trademarks not subject to amortization is approximately 4.8 years. The fair value of Sierra’s assembled workforce and buyer-specific synergies has been included in goodwill. According to Revenue Ruling 99-6, the acquisition of a limited liability company is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Sierra is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $17,745 is expected to be deductible for tax purposes. No pre-existing relationships existed between Clarus and the Sellers prior to the acquisition.

On November 6, 2018, the Company purchased the assets of SKINourishment and was accounted for as a business combination. The assets purchased were not significant to the consolidated financial statements. Pro forma results of SKINourishment have not been presented as the results are insignificant to our consolidated financial statements. Additionally, revenues and earnings of SKINourishment, since the acquisition date, are insignificant to our consolidated financial statements.

Pro Forma Results (Unaudited)

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

The pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2016. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Material nonrecurring adjustments excluded from the pro forma financial information above consists of $2,170 transaction and merger and integration costs and the $3,147 step up of Sierra inventory to its preliminary fair value, which was recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

NOTE 3. DISCONTINUED OPERATIONS

As discussed above in Note 1, on October 7, 2015, the Company sold POC. As of December 31, 2015, there was an unsettled working capital adjustment of $921 owed which was paid during the three months ended March 31, 2016. The Company performed certain transition services related to the POC Disposition and received $0, $0, and $324 during the years ended December 31, 2018, 2017, and 2016, respectively, which was recorded as a reduction of selling, general and administrative expenses in our consolidated financial statements for such periods.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 4. INVENTORIES

Inventories, as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017

Finished goods	$51,626	$46,729
Work-in-process	6,221	5,194
Raw materials and supplies	7,086	6,215
	$64,933	$58,138

NOTE 5. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017

Land	$3,160	$3,160
Building and improvements	6,870	6,800
Furniture and fixtures	4,376	3,822
Computer hardware and software	4,863	4,897
Machinery and equipment	21,004	19,764
Construction in progress	1,761	721
	42,034	39,164
Less accumulated depreciation	(18,633)	(14,819)
	$23,401	$24,345

Depreciation expense was $4,423, $2,883, and $2,264 for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. The following table summarizes the changes in goodwill by segment:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Black Diamond	Sierra	Total

Balance at December 31, 2016	$-	$-	$-

Increase due to acquisition	-	17,745	17,745

Balance at December 31, 2017	$-	$17,745	$17,745

Increase due to working capital adjustment	-	345	345

Balance at December 31, 2018	$-	$18,090	$18,090

Indefinite Lived Intangible Assets

The Company’s indefinite lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. Tradenames and trademarks are not amortized, but reviewed annually for impairment or upon the existence of a triggering event. Based on the results of the Company’s annual impairment tests, the Company determined that indefinite lived intangible assets were not impaired. The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2017	$41,843

Impact of foreign currency exchange rates	(149)

Balance at December 31, 2018	$41,694

Other Intangible Assets, net

The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies are amortizable over their estimated useful lives. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2017	$33,062

Increase due to acquisition of SKINourishment	163
Impact of foreign currency exchange rates	(215)

Gross balance at December 31, 2018	$33,010

Other intangible assets, net of amortization as of December 31, 2018 and 2017, were as follows:

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$26,047	$(10,710)	$15,337	15.2 years
Product technologies	4,753	(1,853)	2,900	11.9 years
Tradename / trademark	1,263	(218)	1,045	9.4 years
Core technologies	947	(813)	134	10.0 years
	$33,010	$(13,594)	$19,416	14.3 years

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31, 2017
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Intangibles subject to amortization
Customer relationships	$26,166	$(7,841)	$18,325	15.1 years
Product technologies	4,849	(1,203)	3,646	12.0 years
Tradename / trademark	1,100	(62)	1,038	10.0 years
Core technologies	947	(718)	229	10.0 years
	$33,062	$(9,824)	$23,238	14.4 years

Amortization expense for the years ended December 31, 2018, 2017, and 2016, was $3,873, $2,376, and $1,075, respectively. Future amortization expense for other intangible assets as of December 31, 2018 is as follows:

Years Ending December 31,	Amortization Expense
2019	$3,558
2020	3,045
2021	2,626
2022	2,316
2023	2,046
Thereafter	5,825
$19,416

NOTE 7. LONG-TERM DEBT

Long-term debt as of December 31, 2018 and 2017, was as follows:

	December 31,
	2018	2017

Revolving credit facility (a)	$22,062	$20,842
Other	84	-
	22,146	20,842
Less current portion	(41)	-
	$22,105	$20,842

(a)	As of December 31, 2018, the Company had drawn $22,062 on the approximately $48,000 of the revolving commitment that was available under the Credit Agreement (as defined below) with JPMorgan Chase Bank, N.A., with a maturity date of June 27, 2022. Approximately $26,000 was still available to borrow at December 31, 2018. The Company pays interest monthly on any borrowings on the Credit Agreement at London Inter-bank Offered Rate (“LIBOR”) plus 1.5% (3.8493% as of December 31, 2018), and an annual commitment fee of .25% on the unused portion of the commitment. The Company previously paid interest on the Terminated Credit Agreement (as defined below) at LIBOR plus 3.0% (4.3607% at December 31, 2017).

On June 27, 2018, the Company entered into an asset based revolving Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. Concurrent with entering into the Credit Agreement, the Company terminated and satisfied in full its revolving credit agreement (the “Terminated Credit Agreement”) with ZB, N.A. dba Zions First National Bank.

All obligations under the Credit Agreement are secured by the accounts receivable, inventory, intellectual property and certain other assets of the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends based on the amount the Company has available to borrow. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2018.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The aggregate maturities of the revolving credit facility for the years subsequent to December 31, 2018 are as follows:

2019	$41
2020	43
2021	-
2022	22,062
Total future long-term debt payments	22,146
Less current portion	(41)
Long-term debt obligations	$22,105

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

At December 31, 2018, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At December 31, 2018, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $724 on all contracts at December 31, 2018. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2018 and 2017:

	December 31, 2018
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$6,166	August 2019
Foreign exchange contracts - Euros	€10,710	February 2020

	December 31, 2017
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Norwegian Kroner	NOK 2,629	February 2018
Foreign exchange contracts - Canadian Dollars	$9,538	February 2019
Foreign exchange contracts - British Pounds	£1,737	February 2019
Foreign exchange contracts - Euros	€15,928	February 2019

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income (loss) and reclassified to sales in the period the underlying hedged transaction is recognized. Gains (losses) of $256 and $(450) were reclassified to sales during the years ended December 31, 2018 and 2017, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2018 and 2017:

	Classification	December 31, 2018	December 31, 2017

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$729	$40
Forward exchange contracts	Other long-term assets	$-	$6

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$-	$919
Forward exchange contracts	Other long-term liabilities	$5	$74

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2017	$905	$(406)	$499
Other comprehensive income (loss) before reclassifications	(1,031)	1,382	351
Amounts reclassified from other comprehensive income (loss)	199	(572)	(373)
Net current period other comprehensive income (loss)	(832)	810	(22)
Balance as of December 31, 2018	$73	$404	$477

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the year ended December 31, 2018 were as follows:

Affected line item in the Consolidated Statements of Comprehensive Income (Loss)	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Foreign exchange contracts:
Sales	$256
Less: Income tax benefit	(316)
Amount reclassified, net of tax	$572
Foreign currency translation adjustments:
Other, net	(199)
Total reclassifications from AOCI	$373

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

Level 3- inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$729	$-	$729
	$-	$729	$-	$729

Liabilities
Forward exchange contracts	$-	$5	$-	$5
	$-	$5	$-	$5

	December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$46	$-	$46
	$-	$46	$-	$46

Liabilities
Forward exchange contracts	$-	$993	$-	$993
	$-	$993	$-	$993

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2018 and 2017.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2018	2017	2016

Weighted average shares outstanding - basic	29,915	30,022	30,397
Effect of dilutive stock awards	340	-	-
Weighted average shares outstanding - diluted	30,255	30,022	30,397

Net income (loss) per share:
Basic	$0.24	$(0.02)	$(0.30)
Diluted	0.24	(0.02)	(0.30)

For the years ended December 31, 2018, 2017, and 2016, equity awards of 1,164, 3,009, and 2,467, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of income (loss) per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2018, the number of shares authorized and reserved for issuance under the 2015 Plan is 5,743, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2018, the Company issued stock options for an aggregate of 1,938 shares under the 2015 Plan to directors and employees of the Company. Of the 1,938 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. The remaining 1,900 options issued vest in five equal tranches on December 31, 2018, 2019, 2020, 2021 and 2022.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017		2016

Number of options	1,938	363	100	163
Option vesting period	1 - 5 Years	1-2 Years	Immediate	1-3 Years
Grant price	$6.80 - $10.21	$6.10 - $6.15	$6.10	$4.38 - $4.39
Dividend yield	0.00% - 1.09%	0.00%	0.00%	0.00%
Expected volatility (a)	40.6% - 42.5%	41.9% - 42.2%	46.90%	43.0% - 44.6%
Risk-free interest rate	2.65% - 3.09%	1.80%	1.41%	1.14% - 1.23%
Expected life (years) (b)	5.00 - 6.50	5.31 - 5.33	2.75	5.31 - 6.00
Weighted average fair value	$2.77 - $4.08	$2.45 - $2.49	$1.20	$1.81 - $1.85

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)

Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2018, 2017, and 2016 was $6,059, $1,020, and $299, respectively, which will be amortized over the vesting period of the options.

Market Condition Restricted Shares Granted:

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

	June 1, 2017		July 1, 2016

Number issued	250	250	100
Vesting period	$10.00 stock price target	$12.00 stock price target	$15.00 stock price target
Grant price	$6.10	$6.10	$4.38
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.4%	42.4%	44.1%
Risk-free interest rate	1.76%	1.76%	0.86%
Expected term (years)	1.62	2.13	2.43
Weighted average fair value	$4.30	$3.68	$1.05

Using these assumptions, the fair value of the market condition restricted stock awards granted on June 1, 2017 was approximately $1,995 and July 1, 2016 was approximately $105.

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2018	2017	2016

Restricted stock awards	$1,158	$658	$15
Stock options	1,494	523	212
Total	$2,652	$1,181	$227

For the years ended December 31, 2018, 2017, and 2016, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2018 is as follows:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2017	2,159	$7.68	$367	850

Granted	1,938	7.32		-
Exercised or vested	(78)	6.03		(250)
Expired	(37)	9.49		(250)
Cancelled	-	-		-
Forfeited	(26)	7.21		-
Outstanding at December 31, 2018	3,956	$7.52	$10,286	350

Options exercisable at December 31, 2018	2,268	7.80	$5,263

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2018:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.00 - $8.64	2,870	1,502	5.8	5.8	$6.66
$8.64 - $13.38	1,086	766	5.5	5.5	$10.04
	3,956	2,268	5.7	5.7	$7.80

The intrinsic value of options exercised and restricted stock awards vested was $3,035, $28, and $18 during the years ended December 31, 2018, 2017, and 2016, respectively. Total fair value of shares vested during the years ended December 31, 2018, 2017, and 2016 was $2,833, $1,123, and $938, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2018, there were 1,688 unvested stock options and unrecognized compensation cost of $5,467 related to unvested stock options, as well as 350 unvested restricted stock awards and unrecognized compensation cost of $233 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 3.6 years.

NOTE 13. RESTRUCTURING

The Company initiated a restructuring plan in 2014 (the “2014 Restructuring Plan”) to realign resources within the organization and completed the plan during the year ended December 31, 2016. During the years ended December 31, 2018, 2017 and 2016, we incurred $0, $0, and $30, respectively, of restructuring charges related to the 2014 Restructuring Plan. We have incurred $5,969 of cumulative restructuring charges since the commencement of the 2014 Restructuring Plan.

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and completed the plan in 2018. During the year ended December 31, 2018, 2017 and 2016, we incurred $137, $160 and $1,365, respectively, of restructuring charges related to the 2015 Restructuring Plan. We have incurred $2,681 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

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

Total rent expense of the Company for the years ended December 31, 2018, 2017, and 2016 was $838, $865, and $1,033, respectively.

Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2018 are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2019	$687
2020	634
2021	243
2022	24
2023	-
Thereafter	-
$1,588

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). As a result of the Tax Act, the U.S. federal corporate tax rate was reduced to 21 percent, effective January 1, 2018. In addition, the corporate Alternative Minimum Tax (“AMT”) was repealed and taxpayers with AMT credit carryovers in excess of their regular tax liability may have credits refunded over multiple years from 2018 to 2022.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law.  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. The Company finalized all tax positions associated with SAB 118 by filing the 2017 tax return during the year ended December 31, 2018.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

The Company releases residual tax effects in accumulated other comprehensive income (loss) through continuing operations as the underlying asset matures or expires.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Consolidated income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2018	2017	2016

U.S. operations	$8,998	$(4,794)	$(9,324)
Foreign operations	(2,525)	(966)	1,011
Income (loss) before income tax	$6,473	$(5,760)	$(8,313)

The components of the (benefit) provision for income taxes consist of the following:

	Year Ended December 31,
	2018	2017	2016

Current:
Federal	$(74)	$255	$-
State and local	41	-	(21)
Foreign	295	150	1,183
	262	405	1,162
Deferred:
Federal	2,645	16,752	(3,058)
State and local	326	(374)	(490)
Foreign	(575)	(110)	(125)
	2,396	16,268	(3,673)
Change in valuation allowance for deferred income taxes	(3,486)	(21,760)	3,176
	(1,090)	(5,492)	(497)

Income tax (benefit) expense	$(828)	$(5,087)	$665

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2018	2017	2016

Statutory income tax (benefit) expense	21.0%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	(0.9)	1.7	8.8
State income taxes, net of federal income taxes	3.4	(2.3)	(2.8)
Income tax credits	(6.8)	(5.0)	(5.5)
Incentive stock options	1.3	5.5	0.6
Change in effective state rate	0.3	(1.5)	(0.3)
Undistributed earnings of foreign subsidiaries	-	-	(1.0)
Deferred tax asset write-off	21.7	-	-
Translation loss	-	(6.9)	-
Impact of tax reform	-	(105.7)	-
Other	1.1	3.3	4.0
Change in valuation allowance	(53.9)	56.6	38.2
Income tax (benefit) expense	(12.8)%	(88.3)%	8.0%

The deferred tax asset write-off represents a write-off of a historical investment that is fully offset by a release in the valuation allowance.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$44,885	$46,760
Non-cash compensation	1,384	1,544
Accrued liabilities	282	270
Reserves and other	1,138	2,037
Intangibles	233	121
	47,922	50,732
Valuation allowance	(42,122)	(45,811)
Net deferred tax assets	5,800	4,921
Deferred tax liabilities:
Depreciation	(966)	(663)
Intangibles	(7,628)	(7,672)
Other	(125)	(252)
	(8,719)	(8,587)

Total	$(2,919)	$(3,666)

The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2018, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheet and the judgment required in determining the Company’s potential for future taxable income. The need for a valuation allowance is reassessed at each reporting period.

For tax years beginning January 1, 2018, net operating losses generated will be carried forward indefinitely, thus creating an indefinite-lived deferred tax asset. However, only 80% of the net operating losses generated after January 1, 2018 may be used to offset future taxable income. Due to these changes in the tax law, management has scheduled out the reversal of deferred tax assets and liabilities to determine the generation of future net operating loss carryforwards with an indefinite reversal period. The resultant indefinite lived net operating loss can only offset 80% of future taxable income generated by indefinite lived deferred tax liabilities.

The net change in the valuation allowance for deferred income tax assets was ($3,689), ($21,851), and $3,176 during the years ended December 31, 2018, 2017, and 2016, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2018, 2017, and 2016 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments (a)	Balance at End of Year

2016	$64,486	$3,176	$-	$67,662
2017	$67,662	$3,166	$(25,017)	$45,811
2018	$45,811	$(3,486)	$(203)	$42,122

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

(a)	During the year ended December 31, 2017, the decrease in valuation allowance is due to the Tax Act.

As of December 31, 2018, the Company had net operating loss and research and experimentation credit for U.S. federal income tax purposes of $141,067 and $3,791, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates

December 31, 2018

Expiration Dates December 31,	Net Operating Loss Amount
2021	$5,495
2022	115,000
2023	5,712
2024	3,566
2025 and beyond	11,294
Total	$141,067

Tax positions are recognized in the financial statements when it is more-likely-than-not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions, and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2014-2018 and in the foreign jurisdictions of 2006-2018. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 are follows:

	December 31,
	2018	2017	2016

Balance, beginning of year	$476	$1,135	$322
Additions for current year tax positions	69	91	840
Reductions for prior year tax positions	-	(13)	-
Payments in settlement	-	(737)	-
Currency translation	-	-	(27)
Balance, end of year	$545	$476	$1,135

Included in the balance of total unrecognized tax benefits at December 31, 2018 and 2017, are potential benefits of $545 and $476, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $384 and $356 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2018 and 2017, respectively.

Interest and penalty expense recognized related to uncertain tax positions amounted to $0, $13, and $183 during the years ending December 31, 2018, 2017, and 2016, respectively. Total accrued interest and penalties as of December 31, 2018 and 2017 were $9 and $6, respectively, and were included in accounts payable and accrued liabilities.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 16. SEGMENT INFORMATION

As a result of our August 21, 2017 acquisition of Sierra, we operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•	Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

REI accounted for approximately 12%, 14% and 16% of our total sales from continuing operations for the years ended December 31, 2018, 2017, and 2016, respectively, and is included in the Black Diamond segment. No other single customer contributed more than 10% of our sales during those periods. We divide our product offerings into four primary categories of climb, mountain, ski and sport.  During the year ended December 31, 2018, revenue for the categories of climb, mountain, ski and sport was 30%, 34%, 19% and 17%, respectively.

Financial information for our segments is as follows:

	Year Ended December 31,
	2018	2017	2016
Sales to external customers:
Black Diamond
Domestic sales	$86,432	$81,166	$76,079
International sales	90,314	79,165	72,110
Total Black Diamond	176,746	160,331	148,189
Sierra
Domestic sales	26,105	7,437	-
International sales	9,290	2,919	-
Total Sierra	35,395	10,356	-
Total sales to external customers	212,141	170,687	148,189
Segment operating income:
Black Diamond	11,102	4,215	1,695
Sierra	5,808	(344)	-
Total segment operating income	16,910	3,871	1,695
Restructuring charge	(137)	(160)	(1,395)
Merger and integration	-	(82)	-
Transaction costs	(503)	(2,088)	(290)
Corporate and other expenses	(8,458)	(6,013)	(5,447)
Interest expense, net	(1,339)	(1,288)	(2,876)
Income (loss) before income tax	$6,473	$(5,760)	$(8,313)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Total assets by segment, as of December 31, 2018 and 2017, were as follows:

	December 31,
	2018	2017

Black Diamond	$138,029	$127,202
Sierra	72,796	77,270
Corporate	2,303	2,977
	$213,128	$207,449

On August 21, 2017, the Company purchased Sierra. Total assets of Sierra as of August 21, 2017 were $80,566. Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2018	2017	2016
Capital expenditures:
Black Diamond	$2,560	$2,699	$2,566
Sierra	805	148	-
Total capital expenditures	$3,365	$2,847	$2,566
Depreciation:
Black Diamond	$2,469	$2,254	$2,264
Sierra	1,954	629	-
Total depreciation	$4,423	$2,883	$2,264
Amortization:
Black Diamond	$1,099	$1,081	$1,075
Sierra	2,774	1,295	-
Total amortization	$3,873	$2,376	$1,075

NOTE 17. RELATED PARTY TRANSACTIONS

5% Unsecured Subordinated Notes due May 28, 2017

As part of the consideration payable to the stockholders of a formerly acquired entity, the Company issued 5% Unsecured Subordinated Notes due May 28, 2017 (the “Merger Consideration Subordinated Notes”) to members of the Board of Directors and five former employees. Given the below market interest rate for comparably secured notes and the relative illiquidity of the Merger Consideration Subordinated Notes, we discounted the notes at the date of acquisition. We were accreting the discount on the Merger Consideration Subordinated Notes to interest expense using the effective interest method over the term of the Merger Consideration Subordinated Notes. In February 2017, the Board of Directors approved the repayment of the Merger Consideration Subordinated Notes. On February 13, 2017, the entire principal amount and all accrued interest were paid in full. The note discount of $814 was expensed and recognized as interest expense during the year ended December 31, 2017.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2018 and 2017. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$53,267	$45,881	$55,686	$57,307
Gross profit	17,827	15,860	19,857	20,418
Operating income (loss)	494	(123)	4,012	3,788
Net income (loss)	403	(777)	4,127	3,548

Net income (loss) per share:
Basic	$0.01	$(0.03)	$0.14	$0.12
Diluted	0.01	(0.03)	0.14	0.12

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)

Net sales	$41,556	$30,680	$45,774	$52,677
Gross profit	12,300	9,038	15,284	17,188
Operating (loss) income	(276)	(3,864)	(1,049)	374
Net (loss) income	(1,455)	(3,654)	(1,583)	6,019

Net (loss) income per share:
Basic	$(0.05)	$(0.12)	$(0.05)	$0.20
Diluted	(0.05)	(0.12)	(0.05)	0.20

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2018, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

of Clarus Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 4, 2019, expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 4, 2019

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2019 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2019 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2018.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2019 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2019 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2018.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2019 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2018.

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

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

2.1	Agreement and Plan of Merger dated as of May 7, 2010 by and among the Company, Everest/Sapphire Acquisition, LLC, Sapphire Merger Corp., Black Diamond Equipment, Ltd. and Ed McCall, as Stockholders’ Representative (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.2	Agreement and Plan of Merger dated as of May 7, 2010 by and among the Company, Everest/Sapphire Acquisition LLC, Everest Merger I Corp., Everest Merger II, LLC, Gregory Mountain Products, Inc. and Kanders GMP Holdings, LLC, Schiller Gregory Investment Company, LLC (filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed with the Commission on May 10, 2010 and incorporated herein by reference).

2.3	Asset Purchase Agreement by and among Samsonite LLC, the Company and Gregory Mountain Products, LLC, dated as of June 18, 2014 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 23, 2014 and incorporated herein by reference).

2.4	Purchase Agreement by and Among Dainese S.P.A., Dainese USA, Inc., the Company and Ember Scandinavia AB, dated as of October 7, 2015 (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 14, 2015 and incorporated herein by reference).

2.5	Purchase and Sale Agreement by and among Everest/Sapphire Acquisition, LLC Sierra Bullets L.L.C., BHH Management, Inc. and Lumber Management, Inc., dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 25, 2017 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Commission on July 31, 2003 and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on January 24, 2011 and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on August 14, 2017 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Commission on November 6, 2002 and incorporated herein by reference).

CLARUS CORPORATION

Exhibit Number	Exhibit

3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Commission on March 31, 2003).

3.7	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

3.8	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 9, 2010 and incorporated herein by reference).

3.9	Amendment No. 4 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 9, 2016 and incorporated herein by reference).

3.10	Amendment No. 5 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on August 7, 2017 and incorporated herein by reference).

3.11	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Commission on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Warren B. Kanders, dated as of June 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on June 6, 2017 and incorporated herein by reference). +

10.3	Employment Agreement, dated as of May 16, 2016, between the Company and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on May 20, 2016 and incorporated herein by reference). +

10.4	Employment Agreement between the Company and John Walbrecht, dated as of September 23, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on March 15, 2018 and incorporated herein by reference). +

10.5	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Commission on May 2, 2005 and incorporated herein by reference). +

10.6	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on September 7, 2010 and incorporated herein by reference). +

10.7	Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Commission on November 9, 2015 and incorporated herein by reference). +

CLARUS CORPORATION

Exhibit Number	Exhibit

10.8	Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

10.9	Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 17, 2015 and incorporated herein by reference). +

10.10	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Commission on June 4, 2010 and incorporated herein by reference).

10.11	Credit Agreement, effective as of June 27, 2018, by and among the Loan Parties, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Commission on July 3, 2018 and incorporated herein by reference).

10.12	Pledge and Security Agreement, effective as of June 27, 2018, by and among the Loan Parties and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Commission on July 3, 2018 and incorporated herein by reference).

10.13	Letter to Kennedy Capital Management, Inc. dated September 18, 2017 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2017 and incorporated herein by reference).

10.14	Letter to Wynnefield Capital, Inc. dated September 22, 2017 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 22, 2017 and incorporated herein by reference).

10.15	Letter to Greenhouse Funds LLLP dated November 7, 2017 (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on November 7, 2017 and incorporated herein by reference).

10.16	Letter to Brown Advisory Incorporated dated May 4, 2018 (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 7, 2018 and incorporated herein by reference).

10.17	Letter to ArrowMark Colorado Holdings, LLC dated January 25, 2019 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2019 and incorporated herein by reference).

21.1	Subsidiaries of the Company.**

23.1	Consent of Independent Registered Public Accounting Firm. **

23.2	Independent Auditors’ Consent. **

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

CLARUS CORPORATION

Exhibit Number	Exhibit

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

+	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 4, 2019
	By:	/s/ Aaron J. Kuehne
Aaron J. Kuehne,
Chief Administrative Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Aaron J. Kuehne	Chief Administrative Officer and Chief Financial Officer
Aaron J. Kuehne	(Principal Financial Officer and Principal Accounting Officer)

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

