Form 10-Q
period 2019-03-31
Clarus Corp
filed 2019-05-06
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $.0001 per share	CLAR	NASDAQ Global Select Market

As of May 1, 2019, there were 29,890,993 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets
Cash	$2,522	$2,486
Accounts receivable, less allowance for doubtful accounts of $569 and $392, respectively	37,634	35,943
Inventories	62,091	64,933
Prepaid and other current assets	5,245	5,115
Income tax receivable	-	24
Total current assets	107,492	108,501

Property and equipment, net	23,163	23,401
Other intangible assets, net	18,483	19,416
Indefinite lived intangible assets	41,633	41,694
Goodwill	18,090	18,090
Other long-term assets	3,300	2,026
Total assets	$212,161	$213,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$20,293	$21,489
Income tax payable	189	210
Current portion of long-term debt	-	41
Total current liabilities	20,482	21,740

Long-term debt	18,271	22,105
Deferred income taxes	2,979	2,919
Other long-term liabilities	860	159
Total liabilities	42,592	46,923

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 33,244 and 33,244 issued and 29,748 and 29,748 outstanding, respectively	3	3
Additional paid in capital	489,189	488,404
Accumulated deficit	(301,536)	(304,577)
Treasury stock, at cost	(18,102)	(18,102)
Accumulated other comprehensive income	15	477
Total stockholders' equity	169,569	166,205
Total liabilities and stockholders' equity	$212,161	$213,128

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2019	March 31, 2018

Sales
Domestic sales	$30,589	$25,654
International sales	30,629	27,613
Total sales	61,218	53,267

Cost of goods sold	39,162	35,440
Gross profit	22,056	17,827

Operating expenses
Selling, general and administrative	17,580	17,128
Restructuring charge	13	40
Transaction costs	46	165

Total operating expenses	17,639	17,333

Operating income	4,417	494

Other (expense) income
Interest expense	(310)	(254)
Other, net	(23)	121

Total other expense, net	(333)	(133)

Income before income tax	4,084	361
Income tax expense (benefit)	297	(42)
Net income	3,787	403

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(373)	625
Unrealized (loss) income on hedging activities	(89)	89
Other comprehensive (loss) income	(462)	714
Comprehensive income	$3,325	$1,117

Net income per share:
Basic	$0.13	$0.01
Diluted	0.12	0.01

Weighted average shares outstanding:
Basic	29,748	30,041
Diluted	30,673	30,157

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash Flows From Operating Activities:
Net income	$3,787	$403

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,103	1,073
Amortization of intangible assets	889	969
Amortization of debt issuance costs	64	17
Loss (gain) on disposition of property and equipment	31	(2)
Noncash lease expense	159	-
Gain from removal of accumulated translation adjustment	-	(131)
Stock-based compensation	785	499
Deferred income taxes	162	(150)
Other	-	(41)
Changes in operating assets and liabilities:
Accounts receivable	(1,921)	(147)
Inventories	2,589	5,430
Prepaid and other assets	(295)	(528)
Accounts payable and accrued liabilities	(1,655)	(10)
Income taxes	7	(127)
Net cash provided by operating activities	5,705	7,255

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	1	2
Purchase of property and equipment	(1,046)	(853)
Net cash used in investing activities	(1,045)	(851)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	51,941	18,790
Repayments on revolving credit facilities	(55,732)	(24,894)
Repayments of long-term debt and capital leases	(31)	(10)
Cash dividends paid	(746)	-
Net cash used in financing activities	(4,568)	(6,114)

Effect of foreign exchange rates on cash	(56)	50

Change in cash	36	340
Cash, beginning of period	2,486	1,856
Cash, end of period	$2,522	$2,196

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$75	$237
Cash paid for interest	$258	$264
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$145	$247
Property and equipment acquired through a capital lease	$-	$123
Lease liabilities arising from obtaining right of use assets	$1,516	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2017	32,917	$3	$485,285	$(310,390)	(2,875)	$(12,415)	$499	$162,982
Net income	-	-	-	403	-	-	-	403
Other comprehensive loss	-	-	-	-	-	-	714	714
Stock compensation expense	-	-	499	-	-	-	-	499
Balance, March 31, 2018	32,917	$3	$485,784	$(309,987)	(2,875)	$(12,415)	$1,213	$164,598

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	3,787	-	-	-	3,787
Other comprehensive loss	-	-	-	-	-	-	(462)	(462)
Cash dividends ($0.025 per share)	-	-	-	(746)	-	-	-	(746)
Stock compensation expense	-	-	785	-	-	-	-	785
Balance, March 31, 2019	33,244	$3	$489,189	$(301,536)	(3,496)	$(18,102)	$15	$169,569

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three months ended March 31, 2019 are not necessarily indicative of the results to be obtained for the year ending December 31, 2019. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 26, 2019, the Company announced that its Board of Directors approved the payment on May 17, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on May 3, 2019.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to purchase price allocation, excess or obsolete inventory, valuation of deferred tax assets, and valuation of goodwill, long-lived assets and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Significant Accounting Policies

Lease Accounting

On January 1, 2019, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases, and elected the prospective method which was applied to all leases in effect as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be presented in accordance with ASC Topic 840, Leases.

Under the new guidance, lessees are required to recognize a lease liability and a right-of-use (“ROU”) asset for all leases with terms greater than 12 months. Leases are now classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Classification is based upon the underlying asset’s existence, nature and timing of ownership transfer in the related lease. Leases previously defined as operating leases record lease expense based upon the related ROU asset amortization and lease liability interest expense using the interest method over the life of the lease. Leases previously defined as capital leases are now classified as a finance lease with no material changes to the accounting methodology.

ASC 842 provides new guidance that resulted in recording the present value of ROU assets and related lease liabilities for the Company’s outstanding operating leases over the remaining lease term at January 1, 2019 totaling $1,516.

Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists.  Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease.  These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate.  Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.

Variable lease payments are generally expensed as incurred and include certain nonlease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. Nonlease components are excluded from the ROU asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Certain of the leases contain extension options of one to five years. At January 1, 2019, the Company is uncertain as to whether the extension options will be executed. Accordingly, no extension options were considered in the present value computations of the ROU assets or related lease liabilities.

The Company elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, whereby these contracts were not reassessed or reclassified from their previous assessments as of December 31, 2018. We also elected certain other practical expedients in transition, including not reassessing existing land easements as lease contracts. The Company has also elected to not record the ROU assets and related liabilities for outstanding leases as of January 1, 2019 with a remaining term of 12 months or less. In these cases, the Company recognizes a lease payment as an expense on a straight-line basis. See Note 14. Leases for the financial position impact and additional disclosures.

Accounting Pronouncements adopted during 2019

On January 1, 2019, the Company early adopted Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment as permitted. The standard simplifies the accounting for goodwill impairment by requiring a goodwill impairment to be measured using a single step impairment model, whereby the impairment equals the difference between the carrying amount and the fair value of the specified reporting units in their entirety. This eliminates the second step of the current impairment model that requires companies to first estimate the fair value of all assets in a reporting unit and measure impairments based on those fair values and a residual measurement approach. It also specifies that any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU was adopted on a prospective basis with no impact to the Company’s consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

On January 1, 2019, the Company adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The ASU was adopted on a prospective basis. This standard enables entities to better portray the economics of their risk management activities in the financial statements and enhances the transparency and understandability of hedge results through improved disclosures. The adoption of this guidance did not impact the Company’s consolidated financial statements and related disclosures.

On January 1, 2019, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of this ASU did not impact the beginning retained earnings on January 1, 2019. The adoption of this guidance did not impact the Company’s consolidated financial statements and related disclosures.

NOTE 2. INVENTORIES

Inventories, as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018

Finished goods	$47,278	$51,626
Work-in-process	6,887	6,221
Raw materials and supplies	7,926	7,086
	$62,091	$64,933

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018

Land	$3,160	$3,160
Building and improvements	6,889	6,870
Furniture and fixtures	4,635	4,376
Computer hardware and software	4,932	4,863
Machinery and equipment	20,870	21,004
Construction in progress	1,421	1,761
	41,907	42,034
Less accumulated depreciation	(18,744)	(18,633)
	$23,163	$23,401

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in the balances in goodwill from the prior period. The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2018	$-	$18,090	$18,090

Balance at March 31, 2019	$-	$18,090	$18,090

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

Balance at December 31, 2018	$41,694

Impact of foreign currency exchange rates	(61)

Balance at March 31, 2019	$41,633

Other Intangible Assets, net

The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies, are amortizable over their estimated useful lives. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2018	$33,010

Impact of foreign currency exchange rates	(88)

Gross balance at March 31, 2019	$32,922

Other intangible assets, net of amortization as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018

Customer lists and relationships	$25,998	$26,047
Product technologies	4,714	4,753
Tradename / trademark	1,263	1,263
Core technologies	947	947
	32,922	33,010
Less accumulated amortization	(14,439)	(13,594)
	$18,483	$19,416

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. LONG-TERM DEBT

Long-term debt as of March 31, 2019 and December 31, 2018, was as follows:

	March 31, 2019	December 31, 2018

Revolving credit facility (a)	$18,271	$22,062
Other	-	84
	18,271	22,146
Less current portion	-	(41)
	$18,271	$22,105

(a)	As of March 31, 2019, the Company had drawn $18,271 on the approximately $50,000 of the revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of June 27, 2022. Approximately $32,000 was still available to borrow at March 31, 2019. The Company pays interest monthly on any borrowings on the Credit Agreement at London Inter-bank Offered Rate (“LIBOR”) plus 1.5% (3.9893% and 3.8493% as of March 31, 2019 and December 31, 2018, respectively), and an annual commitment fee of .25% on the unused portion of the commitment.

NOTE 6. DERIVATIVE FINANCIAL INSTRUMENTS

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

At March 31, 2019, the Company’s derivative contracts had remaining maturities of approximately one year or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At March 31, 2019, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $667 on all contracts at March 31, 2019. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$4,157	August 2019
Foreign exchange contracts - Euros	€11,149	February 2020

	December 31, 2018
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$6,166	August 2019
Foreign exchange contracts - Euros	€10,710	February 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $281 and $(325) were reclassified to sales during the three months ended March 31, 2019 and 2018, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2019 and December 31, 2018:

	Classification	March 31, 2019	December 31, 2018

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$667	$729

Derivative instruments in liability positions:
Forward exchange contracts	Other long-term liabilities	$-	$5

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$73	$404	$477
Other comprehensive income (loss) before reclassifications	(373)	168	(205)
Amounts reclassified from other comprehensive income (loss)	-	(257)	(257)
Net current period other comprehensive loss	(373)	(89)	(462)
Balance as of March 31, 2019	$(300)	$315	$15

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the three months ended March 31, 2019, were as follows:

Affected line item in the Condensed Consolidated Statements of Comprehensive Income	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Foreign exchange contracts:
Sales	$281
Less: Income tax expense	24
Amount reclassified, net of tax	$257

Total reclassifications from AOCI	$257

The Company’s policy is to classify reclassifications of cumulative foreign currency translation from AOCI to Other, net.

NOTE 8. FAIR VALUE MEASUREMENTS

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Level 3 -	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$667	$-	$667
	$-	$667	$-	$667

	December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$729	$-	$729
	$-	$729	$-	$729

Liabilities
Forward exchange contracts	$-	$5	$-	$5
	$-	$5	$-	$5

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2019 and December 31, 2018.

NOTE 9. EARNINGS PER SHARE

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2019	March 31, 2018

Weighted average shares outstanding - basic	29,748	30,041
Effect of dilutive stock awards	925	116
Weighted average shares outstanding - diluted	30,673	30,157

Net income per share:
Basic	$0.13	$0.01
Diluted	0.12	0.01

For the three months ended March 31, 2019 and 2018, equity awards of 860 and 2,119, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings per share for these periods.

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

During the three months ended March 31, 2019, the Company did not issue any stock options under the 2015 Plan to employees of the Company.

Market Condition Restricted Shares Granted:

On January 7, 2019, the Company issued and granted to an employee a restricted stock award of 350 restricted shares under the 2015 Plan, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the “Price Trigger Date”); and (B) once the Price Trigger Date occurs, (i) 117 shares of the Company’s common stock shall vest on each of the first and second anniversary of the Price Trigger Date; and (ii) 116 shares of the Company’s common stock shall vest on the third anniversary of the Price Trigger Date. For computing the fair value of the 350 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

On January 7, 2019, the Company issued and granted to an employee a restricted stock award of 150 restricted shares under the 2015 Plan, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the Price Trigger Date); and (B) once the Price Trigger Date occurs, the shares shall equally vest on each of the first, second, third and fourth anniversary of the Price Trigger Date. For computing the fair value of the 150 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

January 7, 2019

Number issued	500
Vesting period	$15.00 stock price target
Grant price	$10.21
Expected volatility	42.4%
Risk-free interest rate	2.53%
Expected term (years)	4.28 - 5.28
Weighted average fair value	$7.92

Using these assumptions, the fair value of the market condition restricted stock awards granted on January 7, 2019 was approximately $3,962.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2019 and 2018 was $785 and $499, respectively. For the three months ended March 31, 2019 and 2018, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2019, there were 1,598 unvested stock options and unrecognized compensation cost of $4,714 related to unvested stock options, as well as 850 unvested restricted stock awards and unrecognized compensation costs of $3,873 related to unvested restricted stock awards.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 12. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“Tax Act”). As a result of the Tax Act, the U.S. federal corporate tax rate was reduced to 21%, effective January 1, 2018. In addition, the corporate Alternative Minimum Tax (“AMT”) was repealed and taxpayers with AMT credit carryovers in excess of their regular tax liability may have credits refunded over multiple years from 2018 to 2022.

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

The difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019, was primarily attributed to the release of an additional portion of the Company’s valuation allowance based on the Company’s forecasted pre-tax earnings for the year.

As of December 31, 2018, the Company’s gross deferred tax asset was $47,922. The Company had recorded a valuation allowance of $42,122, resulting in a net deferred tax asset of $5,800, before deferred tax liabilities of $8,719. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2018, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2018, the Company had net operating loss (“NOL”) and research and experimentation credit for U.S. federal income tax purposes of $141,067 and $3,791, respectively. The Company believes its NOL will offset some of its future U.S. federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL.

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

(Unaudited)

(in thousands, except per share amounts)

NOTE 13. SEGMENT INFORMATION

As a result of our August 21, 2017 acquisition of Sierra, we operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•	Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Black Diamond segment offers a broad range of products including: high performance activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•	Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets and ammunition are used for precision target shooting, hunting and military and law enforcement purposes.

The Company recognizes revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered complete when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery at point of sale transactions. As noted above, the Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain and sport product categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the terms and nature of revenue recognition policy is similar for all segments. The sport product category represents the Sierra segment revenue.

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018

Climb	35%	36%
Mountain	31%	32%
Ski	20%	17%
Sport	14%	15%

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities were not material at March 31, 2019 and December 31, 2018. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three months ended March 31, 2019 was not material. No other material remaining performance obligations exist at March 31, 2019.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
Sales to external customers:
Black Diamond
Domestic sales	$24,532	$19,271
International sales	27,869	25,756
Total Black Diamond	52,401	45,027
Sierra
Domestic sales	6,057	6,383
International sales	2,760	1,857
Total Sierra	8,817	8,240
Total sales to external customers	61,218	53,267
Segment operating income:
Black Diamond	5,176	1,937
Sierra	1,661	797
Total segment operating income	6,837	2,734
Restructuring charge	(13)	(40)
Transaction costs	(46)	(165)
Corporate and other expenses	(2,384)	(1,914)
Interest expense, net	(310)	(254)
Income before income tax	$4,084	$361

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018

Black Diamond	$137,529	$138,029
Sierra	72,473	72,796
Corporate	2,159	2,303
	$212,161	$213,128

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2019	March 31, 2018
Capital expenditures:
Black Diamond	$764	$658
Sierra	282	195
Total capital expenditures	$1,046	$853
Depreciation:
Black Diamond	$611	$587
Sierra	492	486
Total depreciation	$1,103	$1,073
Amortization:
Black Diamond	$279	$275
Sierra	610	694
Total amortization	$889	$969

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 14. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our operating leases have remaining contractual terms of up to four years, some of which include options to extend the leases for up to five years. Our operating lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Operating lease ROU assets and liabilities as of March 31, 2019 are as follows:

	Balance Sheet Classification	March 31, 2019

Assets
Operating lease ROU assets	Other long-term assets	$1,352

Liabilities
Current operating lease liabilties	Accounts payable and accrued liabilities	$640
Noncurrent operating lease liabilities	Other long-term liabilities	$716

Operating lease costs are as follows:

	Affected line item in the Condensed Consolidated	Three Months Ended
	Statements of Comprehensive Income	March 31, 2019
Lease costs	Cost of goods sold, Selling, general and administrative	$169
Variable lease costs	Cost of goods sold, Selling, general and administrative	64
Short-term lease costs	Cost of goods sold, Selling, general and administrative	62
		$295

The maturity of operating lease liabilities as of March 31, 2019 are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2019 (excluding the three months ended March 31, 2019)	$515
2020	632
2021	242
2022	25
Total future minimum lease payments	1,414
Less: amount representing interest	(58)
Present value of future minimum lease payments	1,356
Less: current lease obligations	(640)
Long-term lease obligations	$716

As of March 31, 2019, our operating leases have a weighted-average remaining lease term of 2.2 years and a weighted-average discount rate of 3.85%. Total rent expense of the Company for the three months ended March 31, 2018 was $227 as determined prior to the adoption of ASU 842. Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2018 as determined prior to the adoption of ASU 842 are as follows:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Years Ending December 31,	Future Minimum Lease Payments
2019	$687
2020	634
2021	243
2022	24
2023	-
Thereafter	-
$1,588

NOTE 15. SUBSEQUENT EVENT

Credit Agreement

On May 3, 2019, the Company together with certain of its direct and indirect domestic subsidiaries (the “Borrowers”) and the other loan parties party thereto entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto, for borrowings of up to $60,000 under a revolving credit facility (including up to $5,000 for letters of credit), and borrowings of up to $40,000 under a term loan facility that is available to be drawn until May 3, 2020. The Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $50,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $150,000. The Credit Agreement matures on May 3, 2024.

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Eurodollar rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings, however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio.

On May 3, 2019, concurrent with entering into the Credit Agreement, the 2018 Credit Agreement, which provided for a revolving commitment of up to $75,000, was terminated.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 26, 2019, the Company announced that its Board of Directors approved the payment on May 17, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on May 3, 2019.

On November 6, 2018, the Company acquired the assets of SKINourishment, Inc.

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting periods. We continually evaluate our estimates and assumptions including those related to purchase price allocation, excess or obsolete inventory, valuation of deferred tax assets, and valuation of goodwill, long-lived assets and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

See “Significant Accounting Policies” in Note 1 to the notes to the unaudited condensed consolidated financial statements for discussion related to changes to our critical accounting policies including leases from the adoption of Accounting Standards Codification Topic 842. There have been no other significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Accounting Pronouncements Issued Not Yet Adopted

None.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended March 31, 2019 Compared to Condensed Consolidated Three Months Ended March 31, 2018

The following presents a discussion of condensed consolidated operations for the three months ended March 31, 2019, compared with the condensed consolidated three months ended March 31, 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018

Sales
Domestic sales	$30,589	$25,654
International sales	30,629	27,613
Total sales	61,218	53,267

Cost of goods sold	39,162	35,440
Gross profit	22,056	17,827

Operating expenses
Selling, general and administrative	17,580	17,128
Restructuring charge	13	40
Transaction costs	46	165

Total operating expenses	17,639	17,333

Operating income	4,417	494

Other (expense) income
Interest expense	(310)	(254)
Other, net	(23)	121

Total other expense, net	(333)	(133)

Income before income tax	4,084	361
Income tax expense (benefit)	297	(42)
Net income	$3,787	$403

Sales

Consolidated sales increased $7,951, or 14.9%, to $61,218 during the three months ended March 31, 2019, compared to consolidated sales of $53,267 during the three months ended March 31, 2018. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, ski, and sport products sold during the period partially offset by a decrease in sales of $762 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2019 compared to the prior period.

Consolidated domestic sales increased $4,935, or 19.2%, to $30,589 during the three months ended March 31, 2019, compared to consolidated domestic sales of $25,654 during the three months ended March 31, 2018. The increase in domestic sales was attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the three months ended March 31, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period.

Consolidated international sales increased $3,016, or 10.9%, to $30,629 during the three months ended March 31, 2019, compared to consolidated international sales of $27,613 during the three months ended March 31, 2018. The increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, ski, and sport products sold during the period partially offset by a decrease in sales of $762 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2019 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $3,722, or 10.5%, to $39,162 during the three months ended March 31, 2019, compared to consolidated cost of goods sold of $35,440 during the three months ended March 31, 2018. The increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $4,229 or 23.7%, to $22,056 during the three months ended March 31, 2019, compared to consolidated gross profit of $17,827 during the three months ended March 31, 2018. Consolidated gross margin was 36.0% during the three months ended March 31, 2019, compared to a consolidated gross margin of 33.5% during the three months ended March 31, 2018. Consolidated gross margin during the three months ended March 31, 2019, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin during the three months ended March 31, 2018 included a decrease in gross margin of 1.9% due to the sale of inventory that was recorded at its fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $452, or 2.6%, to $17,580 during the three months ended March 31, 2019, compared to consolidated selling, general and administrative expenses of $17,128 during the three months ended March 31, 2018. The increase in selling, general and administrative expenses was attributable to the Company’s continued investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $286 during the three months ended March 31, 2019 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $27, or 67.5%, to $13 during the three months ended March 31, 2019, compared to consolidated restructuring expense of $40 during the three months ended March 31, 2018. Restructuring expenses incurred during the three months ended March 31, 2019, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $46 during the three months ended March 31, 2019, compared to consolidated transaction costs of $165 during the three months ended March 31, 2018, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net increased $56, or 22.0%, to $310 during the three months ended March 31, 2019, compared to consolidated interest expense, net, of $254 during the three months ended March 31, 2018. Interest expense recognized during the three months ended March 31, 2019 was primarily associated with the average outstanding debt amounts during the period.

Other, net

Consolidated other, net, decreased $144, or 119.0%, to expense of $23 during the three months ended March 31, 2019, compared to consolidated other, net income of $121 during the three months ended March 31, 2018. The decrease in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. This increase was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts. During the three months ended March 31, 2018, the income was primarily related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax expense (benefit) decreased $339, or 807.1%, to expense of $297 expense during the three months ended March 31, 2019, compared to a consolidated income tax benefit of $42 during the same period in 2018. The tax expense recorded during the three months ended March 31, 2019 includes a discrete benefit associated with a release of a tax reserve of $63.

Our effective income tax rate was 7.3% for the three months ended March 31, 2019, compared to 11.6% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Three Months Ended March 31, 2019 Compared to Condensed Consolidated Three Months Ended March 31, 2018

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2019 compared with the condensed consolidated three months ended March 31, 2018. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At March 31, 2019, we had total cash of $2,522, compared to a cash balance of $2,486 at December 31, 2018, which was substantially controlled by the Company’s U.S. entities. At March 31, 2019, the Company had $1,394 of the $2,522 in cash held by foreign entities, of which $622 is considered permanently reinvested.

	Three Months Ended
	March 31, 2019	March 31, 2018

Net cash provided by operating activities	$5,705	$7,255
Net cash used in investing activities	(1,045)	(851)
Net cash used in financing activities	(4,568)	(6,114)
Effect of foreign exchange rates on cash	(56)	50
Change in cash	36	340
Cash, beginning of period	2,486	1,856
Cash, end of period	$2,522	$2,196

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $5,705 during the three months ended March 31, 2019, compared to $7,255 during the three months ended March 31, 2018. The decrease in net cash provided by operating activities during 2019 is primarily due to an increase in net operating assets, net of assets acquired or non-cash working capital of $5,893, partially offset by an increase to net income during the three months ended March 31, 2019, compared to the same period in 2018.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $4,659 during the three months ended March 31, 2019 compared to $6,402 during the same period in 2018. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2019	March 31, 2018

Net cash provided by operating activities	$5,705	$7,255
Purchase of property and equipment	(1,046)	(853)
Free cash flow	$4,659	$6,402

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,045 during the three months ended March 31, 2019, compared to $851 during the three months ended March 31, 2018. The increase in cash used during the three months ended March 31, 2019 is due to an increase in purchases of property and equipment, compared to the same period in 2018.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $4,568 during the three months ended March 31, 2019, compared to $6,114 during the three months ended March 31, 2018. The decrease in cash used during the three months ended March 31, 2019 was primarily due to a decrease in net repayments to the revolving line of credit partially offset by dividend payments, compared to the same period in 2018.

Net Operating Loss

As of December 31, 2018, the Company had net operating loss (“NOL”) and research and experimentation credit for U.S. federal income tax purposes of $141,067 and $3,791, respectively. The Company believes its NOL will offset some of its future U.S. Federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. None of the NOL available to offset taxable income will expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Credit Agreement

On May 3, 2019, the Company together with certain of its direct and indirect domestic subsidiaries (the “Borrowers”) and the other loan parties party thereto entered into a Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto, for borrowings of up to $60,000 under a revolving credit facility (including up to $5,000 for letters of credit), and borrowings of up to $40,000 under a term loan facility that is available to be drawn until May 3, 2020. The Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $50,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $150,000. The Credit Agreement matures on May 3, 2024.

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Eurodollar rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings, however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio.

On May 3, 2019, concurrent with entering into the Credit Agreement, the 2018 Credit Agreement, which provided for a revolving commitment of up to $75,000, was terminated. As of March 31, 2019, the Company had drawn $18,271 on the approximately $50,000 of the revolving commitment that was available for borrowing.

CLARUS CORPORATION

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2019, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 5. OTHER INFORMATION

Credit Agreement

On May 3, 2019, Clarus Corporation (the “Company”), Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, the “Loan Parties”) entered into a Credit Agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the “Administrative Agent”), and the lenders from time to time party thereto. Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company.

The Credit Agreement matures on May 3, 2024 and provides for borrowings of up to $60.0 million under a revolving credit facility (including up to $5.0 million for letters of credit), and borrowings of up to $40.0 million under a term loan facility. The Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $50.0 million of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $150.0 million.

CLARUS CORPORATION

The term loan facility is available to be drawn until May 3, 2020 (the “Term Loan Funding Termination Date”). The proceeds from the term loan facility can only be used for certain permitted acquisitions, certain other acquisitions that have been previously communicated to the Administrative Agent, and for working capital and general corporate needs of the Borrowers and their subsidiaries in the ordinary course of business. The Credit Agreement also provides for quarterly amortization payments of outstanding term loans on the last business day of each March, June, September and December, commencing with the last business day of the first full fiscal quarter to occur after the Term Loan Funding Termination Date. These quarterly amortization payments will be equal to 5% of the original principal amount of all term loans outstanding as of the Term Loan Funding Termination Date.

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an applicable rate plus either:

(i)	in the case of alternate base rate borrowings, a rate per annum generally equal to the greatest of:

(a)	the prime rate in effect on such day;

(b)	0.50% plus the greater of the Federal Reserve Bank of New York’s effective federal funds rate or the Federal Reserve Bank of New York’s overnight bank funding rate in effect on such day; and

(c)	1.00% plus an adjusted London Interbank Offered Rate (“LIBOR”) for an interest period of one month that is subject to a 0.00% floor;

provided that, in certain circumstances where the alternate base rate is being used as an alternate rate of interest, the alternate base rate shall be determined only according to (a) and (b), and shall be subject to a 1.00% floor; or

(ii)	in the case of Eurodollar borrowings, a rate generally equal to an adjusted LIBOR for the interest period relevant to such borrowing, subject to a 0.00% floor.

The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings, however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio, which is more fully discussed in the Credit Agreement. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio, which is more fully discussed in the Credit Agreement.

The Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, certain divisions, liquidations or dissolutions other than in certain permitted instances as described in the Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; (xii) permit the consolidated total leverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, from exceeding a limit of 3 to 1; and (xiii) permit the consolidated fixed charge coverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, to be less than 1.25 to 1.

The Credit Agreement also contains customary events of default, including, but not limited to: (i) failure to pay amounts due under the Credit Agreement; (ii) materially incorrect representations and warranties; (iii) failure to comply with covenants; (iv) change of control; and (v) default under other indebtedness aggregating at least $1.0 million.

The obligations of each Loan Party under the Credit Agreement are unconditionally guaranteed by each other Loan Party. All obligations under the Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and certain swap agreements), are secured by pledges and liens on 100% of the equity interests of domestic subsidiaries and 65% of the equity interests of certain foreign subsidiaries, the accounts receivable, inventory, intellectual property and certain other assets of the Loan Parties pursuant to the Pledge and Security Agreement (the “PSA”), dated as of May 3, 2019, by and among the Loan Parties and Administrative Agent. In addition, the Company has agreed to grant to the Administrative Agent, for the benefit of the lenders and within 90 days after May 3, 2019, a mortgage on the owned real property of the Loan Parties.

CLARUS CORPORATION

On May 3, 2019, concurrent with entering into the Credit Agreement, the Company terminated the Credit Agreement (the “Terminated Credit Agreement”), dated as of June 27, 2018, by and among the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C., the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto. The Terminated Credit Agreement provided for a revolving commitment of up to $75.0 million.

The foregoing summaries of the Credit Agreement, PSA and Terminated Credit Agreement do not purport to be complete and are subject to, and qualified in their entirety by, the full text of the Credit Agreement, PSA and Terminated Credit Agreement. Copies of the Credit Agreement and PSA are filed as Exhibits 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q and incorporated herein by reference. A copy of the Terminated Credit Agreement is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 3, 2018, and incorporated herein by reference.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Letter to ArrowMark Colorado Holdings, LLC dated January 25, 2019 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 31, 2019 and incorporated herein by reference).

10.2	Credit Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto. *

10.3	Pledge and Security Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C., Everest/Sapphire Acquisition, LLC, BD European Holdings, LLC, SKINourishment, LLC, Black Diamond Retail – Alaska, LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A. *

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: May 6, 2019	By:	/s/ Warren B. Kanders
Name: Warren B. Kanders
Title: Executive Chairman
(Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
Name: Aaron J. Kuehne
Title: Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

