Form 10-Q
period 2019-06-30
Clarus Corp
filed 2019-08-05
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2019

or

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

As of July 31, 2019, there were 29,993,493 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash	$1,969	$2,486
Accounts receivable, less allowance for doubtful accounts of $620 and $392, respectively	32,545	35,943
Inventories	73,024	64,933
Prepaid and other current assets	4,475	5,115
Income tax receivable	400	24
Total current assets	112,413	108,501

Property and equipment, net	23,007	23,401
Other intangible assets, net	17,623	19,416
Indefinite lived intangible assets	41,674	41,694
Goodwill	18,090	18,090
Other long-term assets	3,897	2,026
Total assets	$216,704	$213,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$28,373	$21,489
Income tax payable	-	210
Current portion of long-term debt	-	41
Total current liabilities	28,373	21,740

Long-term debt	16,650	22,105
Deferred income taxes	2,729	2,919
Other long-term liabilities	1,012	159
Total liabilities	48,764	46,923

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 33,595 and 33,244 issued and 29,983 and 29,748 outstanding, respectively	3	3
Additional paid in capital	490,776	488,404
Accumulated deficit	(302,978)	(304,577)
Treasury stock, at cost	(19,607)	(18,102)
Accumulated other comprehensive (loss) income	(254)	477
Total stockholders' equity	167,940	166,205
Total liabilities and stockholders' equity	$216,704	$213,128

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2019	June 30, 2018
Sales
Domestic sales	$28,422	$27,845
International sales	18,572	18,036
Total sales	46,994	45,881

Cost of goods sold	31,002	30,021
Gross profit	15,992	15,860

Operating expenses
Selling, general and administrative	17,192	15,791
Restructuring charge	-	24
Transaction costs	41	168

Total operating expenses	17,233	15,983

Operating loss	(1,241)	(123)

Other (expense) income
Interest expense	(315)	(463)
Other, net	183	(192)

Total other expense, net	(132)	(655)

Loss before income tax	(1,373)	(778)
Income tax benefit	(679)	(1)
Net loss	(694)	(777)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	230	(1,117)
Unrealized (loss) income on hedging activities	(499)	825
Other comprehensive loss	(269)	(292)
Comprehensive loss	$(963)	$(1,069)

Net loss per share:
Basic	$(0.02)	$(0.03)
Diluted	(0.02)	(0.03)

Weighted average shares outstanding:
Basic	29,898	30,041
Diluted	29,898	30,041

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2019	June 30, 2018
Sales
Domestic sales	$59,011	$53,499
International sales	49,201	45,649
Total sales	108,212	99,148

Cost of goods sold	70,164	65,461
Gross profit	38,048	33,687

Operating expenses
Selling, general and administrative	34,772	32,919
Restructuring charge	13	64
Transaction costs	87	333

Total operating expenses	34,872	33,316

Operating income	3,176	371

Other (expense) income
Interest expense	(625)	(717)
Other, net	160	(71)

Total other expense, net	(465)	(788)

Income (loss) before income tax	2,711	(417)
Income tax benefit	(382)	(43)
Net income (loss)	3,093	(374)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(143)	(492)
Unrealized (loss) income on hedging activities	(588)	914
Other comprehensive (loss) income	(731)	422
Comprehensive income	$2,362	$48

Net income (loss) per share:
Basic	$0.10	$(0.01)
Diluted	0.10	(0.01)

Weighted average shares outstanding:
Basic	29,824	30,041
Diluted	30,961	30,041

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$3,093	$(374)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,242	2,208
Amortization of intangible assets	1,777	1,937
Amortization of debt issuance costs	132	307
Loss (gain) on disposition of property and equipment	49	(2)
Noncash lease expense	333	-
Loss from removal of accumulated translation adjustment	-	41
Stock-based compensation	1,568	1,155
Deferred income taxes	50	(92)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	3,291	3,221
Inventories	(8,150)	(3,468)
Prepaid and other assets	(105)	275
Accounts payable and accrued liabilities	5,973	2,903
Income taxes	(581)	(196)
Net cash provided by operating activities	9,672	7,915

Cash Flows From Investing Activities:
Purchase of business, net of cash received	-	(345)
Proceeds from disposition of property and equipment	1	2
Purchase of property and equipment	(1,994)	(1,518)
Net cash used in investing activities	(1,993)	(1,861)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	75,854	54,392
Repayments on revolving credit facilities	(81,266)	(59,234)
Repayments of capital leases	(31)	(19)
Payment of debt issuance costs	(557)	(494)
Purchase of treasury stock	(1,505)	(22)
Proceeds from exercise of stock options	804	-
Cash dividends paid	(1,494)	-
Net cash used in financing activities	(8,195)	(5,377)

Effect of foreign exchange rates on cash	(1)	38

Change in cash	(517)	715
Cash, beginning of period	2,486	1,856
Cash, end of period	$1,969	$2,571

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$103	$246
Cash paid for interest	$498	$526
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$180	$98
Property and equipment acquired through a capital lease	$-	$123
Lease liabilities arising from obtaining right of use assets	$1,855	$-
Unpaid debt issuance costs	$-	$500
Unpaid treasury stock acquisition costs	$-	$195

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2017	32,917	$3	$485,285	$(310,390)	(2,875)	$(12,415)	$499	$162,982
Net income	-	-	-	403	-	-	-	403
Other comprehensive income	-	-	-	-	-	-	714	714
Stock-based compensation expense	-	-	499	-	-	-	-	499
Balance, March 31, 2018	32,917	$3	$485,784	$(309,987)	(2,875)	$(12,415)	$1,213	$164,598
Net loss	-	-	-	(777)	-	-	-	(777)
Other comprehensive loss	-	-	-	-	-	-	(292)	(292)
Purchase of treasury stock	-	-	-	-	-	(217)	-	(217)
Stock-based compensation expense	-	-	656	-	-	-	-	656
Balance, June 30, 2018	32,917	$3	$486,440	$(310,764)	(2,875)	$(12,632)	$921	$163,968

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	3,787	-	-	-	3,787
Other comprehensive loss	-	-	-	-	-	-	(462)	(462)
Cash dividends ($0.025 per share)	-	-	-	(746)	-	-	-	(746)
Stock-based compensation expense	-	-	785	-	-	-	-	785
Balance, March 31, 2019	33,244	$3	$489,189	$(301,536)	(3,496)	$(18,102)	$15	$169,569
Net loss	-	-	-	(694)	-	-	-	(694)
Other comprehensive loss	-	-	-	-	-	-	(269)	(269)
Cash dividends ($0.025 per share)	-	-	-	(748)	-	-	-	(748)
Purchase of treasury stock	-	-	-	-	(116)	(1,505)	-	(1,505)
Stock-based compensation expense	-	-	783	-	-	-	-	783
Proceeds from exercise of options	351	-	804	-	-	-	-	804
Balance, June 30, 2019	33,595	$3	$490,776	$(302,978)	(3,612)	$(19,607)	$(254)	$167,940

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and six months ended June 30, 2019 are not necessarily indicative of the results to be obtained for the year ending December 31, 2019. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 26, 2019, the Company announced that its Board of Directors approved the payment on August 16, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on August 5, 2019.

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

NOTE 2. INVENTORIES

Inventories, as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Finished goods	$57,856	$51,626
Work-in-process	7,696	6,221
Raw materials and supplies	7,472	7,086
	$73,024	$64,933

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Land	$3,160	$3,160
Building and improvements	6,939	6,870
Furniture and fixtures	4,736	4,376
Computer hardware and software	4,996	4,863
Machinery and equipment	21,301	21,004
Construction in progress	1,626	1,761
	42,758	42,034
Less accumulated depreciation	(19,751)	(18,633)
	$23,007	$23,401

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in the balances in goodwill from the prior period. The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total
Balance at December 31, 2018	$-	$18,090	$18,090

Balance at June 30, 2019	$-	$18,090	$18,090

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

Balance at December 31, 2018	$41,694

Impact of foreign currency exchange rates	(20)

Balance at June 30, 2019	$41,674

Other Intangible Assets, net

The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies, are amortizable over their estimated useful lives. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2018	$33,010

Impact of foreign currency exchange rates	(29)

Gross balance at June 30, 2019	$32,981

Other intangible assets, net of amortization as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Customer lists and relationships	$26,030	$26,047
Product technologies	4,741	4,753
Tradename / trademark	1,263	1,263
Core technologies	947	947
	32,981	33,010
Less accumulated amortization	(15,358)	(13,594)
	$17,623	$19,416

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. LONG-TERM DEBT

Long-term debt as of June 30, 2019 and December 31, 2018, was as follows:

	June 30, 2019	December 31, 2018

Revolving credit facility (a)	$16,650	$22,062
Other	-	84
	16,650	22,146
Less current portion	-	(41)
	$16,650	$22,105

(a)	As of June 30, 2019, the Company had drawn $16,650 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024.

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

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Eurodollar rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings, however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio. The Company pays interest monthly on any borrowings on the Credit Agreement. As of June 30, 2019, the rate was 4.3055%.

On May 3, 2019, concurrent with entering into the Credit Agreement, the Company’s previous credit facility with JPMorgan Chase Bank, N.A. (the “2018 Credit Agreement”), which provided for a revolving commitment of up to $75,000, was paid in full and terminated. The Company paid interest monthly on any borrowings on the 2018 Credit Agreement at London Inter-bank Offered Rate (“LIBOR”) plus 1.5% (3.8493% as of December 31, 2018), and an annual commitment fee of 0.25% on the unused portion of the commitment.

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

At June 30, 2019, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $68 as of June 30, 2019. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At June 30, 2019, there was no such exposure to the counterparty. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Notional	Latest
	Amount	Maturity
Foreign exchange contracts - Canadian Dollars	$14,954	August 2020
Foreign exchange contracts - Euros	€20,051	August 2020

	December 31, 2018
	Notional	Latest
	Amount	Maturity
Foreign exchange contracts - Canadian Dollars	$6,166	August 2019
Foreign exchange contracts - Euros	€10,710	February 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $302 and $(5) were reclassified to sales during the three months ended June 30, 2019 and 2018, respectively, and $583 and $(330) were reclassified to sales during the six months ended June 30, 2019 and 2018, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2019 and December 31, 2018:

	Classification	June 30, 2019	December 31, 2018
Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$61	$729

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$93	$-
Forward exchange contracts	Other long-term liabilities	$36	$5

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$73	$404	$477
Other comprehensive loss before reclassifications	(143)	(161)	(304)
Amounts reclassified from other comprehensive loss	-	(427)	(427)
Net current period other comprehensive loss	(143)	(588)	(731)
Balance as of June 30, 2019	$(70)	$(184)	$(254)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the six months ended June 30, 2019, were as follows:

	Gains reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Condensed Consolidated Statements of Comprehensive Income (Loss)	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019
Foreign exchange contracts:
Sales	$302	$583
Less: Income tax expense	132	156
Amount reclassified, net of tax	$170	$427

Total reclassifications from AOCI	$170	$427

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$61	$-	$61
	$-	$61	$-	$61

Liabilities
Forward exchange contracts	$-	$129	$-	$129
	$-	$129	$-	$129

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$729	$-	$729
	$-	$729	$-	$729

Liabilities
Forward exchange contracts	$-	$5	$-	$5
	$-	$5	$-	$5

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2019 and December 31, 2018.

NOTE 9. EARNINGS (LOSS) PER SHARE

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Weighted average shares outstanding - basic	29,898	30,041	29,824	30,041
Effect of dilutive stock awards	-	-	1,137	-
Weighted average shares outstanding - diluted	29,898	30,041	30,961	30,041

Net (loss) income per share:
Basic	$(0.02)	$(0.03)	$0.10	$(0.01)
Diluted	(0.02)	(0.03)	0.10	(0.01)

For the three months ended June 30, 2019 and 2018, equity awards of 4,395 and 4,509, respectively, and for the six months ended June 30, 2019 and 2018, equity awards of 605 and 3,943, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 10. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.

During the six months ended June 30, 2019, the Company issued stock options for an aggregate of 188 shares under the 2015 Plan to directors and employees of the Company. Of the 188 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. 150 vest in three equal tranches on June 5, 2020, 2021 and 2022.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2019

Number of options	188
Option vesting period	1 - 3 Years
Grant price	$13.21
Dividend yield	0.76%
Expected volatility (a)	41.0% - 41.2%
Risk-free interest rate	1.88% - 1.93%
Expected life (years) (b)	5.31 - 6.00
Weighted average fair value	$4.87 - $5.13

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the six months ended June 30, 2019 was $952, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2019 and 2018 was $783 and $656, respectively, and for the six months ended June 30, 2019 and 2018 was $1,568 and $1,155, respectively. For the three and six months ended June 30, 2019 and 2018, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2019, there were 1,695 unvested stock options and unrecognized compensation cost of $5,082 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation costs of $3,529 related to unvested restricted stock awards.

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

The difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended June 30, 2019, was primarily attributed to a discrete benefit related to stock compensation. For the six months ended June 30, 2019, the difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate was primarily attributed to the release of an additional portion of the Company’s valuation allowance based on the Company’s forecasted pre-tax earnings for the year.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Climb	37%	35%	36%	35%
Mountain	36%	33%	32%	34%
Ski	8%	8%	15%	12%
Sport	19%	24%	17%	19%

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities were not material at June 30, 2019 and December 31, 2018. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three and six months ended June 30, 2019 was not material. No other material remaining performance obligations exist at June 30, 2019.

Financial information for our segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales to external customers:
Black Diamond
Domestic sales	$22,149	$20,323	$46,681	$39,594
International sales	15,696	14,630	43,565	40,386
Total Black Diamond	37,845	34,953	90,246	79,980
Sierra
Domestic sales	6,273	7,522	12,330	13,905
International sales	2,876	3,406	5,636	5,263
Total Sierra	9,149	10,928	17,966	19,168
Total sales to external customers	46,994	45,881	108,212	99,148
Segment operating income:
Black Diamond	(468)	(322)	4,708	1,615
Sierra	1,418	2,374	3,079	3,171
Total segment operating income	950	2,052	7,787	4,786
Restructuring charge	-	(24)	(13)	(64)
Transaction costs	(41)	(168)	(87)	(333)
Corporate and other expenses	(1,967)	(2,175)	(4,351)	(4,089)
Interest expense, net	(315)	(463)	(625)	(717)
Income before income tax	$(1,373)	$(778)	$2,711	$(417)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Black Diamond	$138,672	$138,029
Sierra	74,931	72,796
Corporate	3,101	2,303
	$216,704	$213,128

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Capital expenditures:
Black Diamond	$426	$558	$1,190	$1,216
Sierra	522	107	804	302
Total capital expenditures	$948	$665	$1,994	$1,518
Depreciation:
Black Diamond	$631	$633	$1,242	$1,220
Sierra	508	502	1,000	988
Total depreciation	$1,139	$1,135	$2,242	$2,208
Amortization:
Black Diamond	$277	$275	$556	$550
Sierra	611	693	1,221	1,387
Total amortization	$888	$968	$1,777	$1,937

NOTE 14. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our operating leases have remaining contractual terms of up to six years, some of which include options to extend the leases for up to five years. Our operating lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Operating lease ROU assets and liabilities as of June 30, 2019 are as follows:

	Balance Sheet Classification	June 30, 2019
Assets
Operating lease ROU assets	Other long-term assets	$1,522

Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$707
Noncurrent operating lease liabilities	Other long-term liabilities	$822

Operating lease costs are as follows:

	Affected line item in the Condensed Consolidated	Three Months Ended	Six Months Ended
	Statements of Comprehensive Income	June 30, 2019	June 30, 2019
Lease costs	Cost of goods sold, Selling, general and administrative	$194	$363
Variable lease costs	Cost of goods sold, Selling, general and administrative	51	115
Short-term lease costs	Cost of goods sold, Selling, general and administrative	47	109
		$292	$587

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The maturity of operating lease liabilities as of June 30, 2019 are as follows:

Years Ending December 31,	Future Minimum Lease Payments
2019 (excluding the six months ended June 30, 2019)	$388
2020	729
2021	340
2022	87
2023 and thereafter	59
Total future minimum lease payments	1,603
Less: amount representing interest	(74)
Present value of future minimum lease payments	1,529
Less: current lease obligations	(707)
Long-term lease obligations	$822

As of June 30, 2019, our operating leases have a weighted-average remaining lease term of 2.2 years and a weighted-average discount rate of 3.97%. Total rent expense of the Company for the three and six months ended June 30, 2018 was $194 and $421, respectively, as determined prior to the adoption of ASU 842. Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2018 as determined prior to the adoption of ASU 842 are as follows:

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 26, 2019, the Company announced that its Board of Directors approved the payment on August 16, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on August 5, 2019.

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

None.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended June 30, 2019 Compared to Condensed Consolidated Three Months Ended June 30, 2018

The following presents a discussion of condensed consolidated operations for the three months ended June 30, 2019, compared with the condensed consolidated three months ended June 30, 2018.

	Three Months Ended
	June 30, 2019	June 30, 2018
Sales
Domestic sales	$28,422	$27,845
International sales	18,572	18,036
Total sales	46,994	45,881

Cost of goods sold	31,002	30,021
Gross profit	15,992	15,860

Operating expenses
Selling, general and administrative	17,192	15,791
Restructuring charge	-	24
Transaction costs	41	168

Total operating expenses	17,233	15,983

Operating loss	(1,241)	(123)

Other (expense) income
Interest expense	(315)	(463)
Other, net	183	(192)

Total other expense, net	(132)	(655)

Loss before income tax	(1,373)	(778)
Income tax benefit	(679)	(1)
Net loss	$(694)	$(777)

Sales

Consolidated sales increased $1,113, or 2.4%, to $46,994 during the three months ended June 30, 2019, compared to consolidated sales of $45,881 during the three months ended June 30, 2018. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $370 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2019 compared to the prior period.

Consolidated domestic sales increased $577, or 2.1%, to $28,422 during the three months ended June 30, 2019, compared to consolidated domestic sales of $27,845 during the three months ended June 30, 2018. The increase in domestic sales was attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the three months ended June 30, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period.

Consolidated international sales increased $536, or 3.0%, to $18,572 during the three months ended June 30, 2019, compared to consolidated international sales of $18,036 during the three months ended June 30, 2018. The increase in international sales was attributable to the increase in the quantity of new and existing climb and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $370 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2019 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $981, or 3.3%, to $31,002 during the three months ended June 30, 2019, compared to consolidated cost of goods sold of $30,021 during the three months ended June 30, 2018. The increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $132, or 0.8%, to $15,992 during the three months ended June 30, 2019, compared to consolidated gross profit of $15,860 during the three months ended June 30, 2018. Consolidated gross margin was 34.0% during the three months ended June 30, 2019, compared to a consolidated gross margin of 34.6% during the three months ended June 30, 2018. Consolidated gross margin during the three months ended June 30, 2019 decreased compared to the prior year due to an unfavorable mix in lower margin channel distribution and the negative impacts of foreign currency.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $1,401, or 8.9%, to $17,192 during the three months ended June 30, 2019, compared to consolidated selling, general and administrative expenses of $15,791 during the three months ended June 30, 2018. The increase in selling, general and administrative expenses was attributable to the Company’s continued investment in the brand related activities of marketing and direct-to-consumer, a shift in timing of summer tradeshows from traditionally the third quarter to the second quarter, and costs incurred with the move of the Company’s warehouse in Europe. Stock compensation also increased $127 during the three months ended June 30, 2019 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the three months ended June 30, 2019, compared to consolidated restructuring expense of $24 during the three months ended June 30, 2018. Restructuring expenses incurred during the three months ended June 30, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $41 during the three months ended June 30, 2019, compared to consolidated transaction costs of $168 during the three months ended June 30, 2018, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net decreased $148, or 32.0%, to $315 during the three months ended June 30, 2019, compared to consolidated interest expense, net, of $463 during the three months ended June 30, 2018. Interest expense recognized during the three months ended June 30, 2019 was primarily associated with the average outstanding debt amounts during the period. Interest expense recognized during the three months ended June 30, 2018 was primarily attributable to the write-off of previously capitalized origination costs.

Other, net

Consolidated other, net, increased $375, or 195.3%, to income of $183 during the three months ended June 30, 2019, compared to consolidated other, net expense of $192 during the three months ended June 30, 2018. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. This increase was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts. During the three months ended June 30, 2018, the expense was primarily related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax benefit increased to $679 during the three months ended June 30, 2019, compared to a consolidated income tax benefit of $1 during the same period in 2018. The tax expense recorded during the three months ended June 30, 2019 includes a discrete benefit associated with stock compensation windfall for $560.

Our effective income tax rate was 49.5% for the three months ended June 30, 2019, compared to 0.1% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Six Months Ended June 30, 2019 Compared to Condensed Consolidated Six Months Ended June 30, 2018

The following presents a discussion of condensed consolidated operations for the six months ended June 30, 2019, compared with the condensed consolidated six months ended June 30, 2018.

	Six Months Ended
	June 30, 2019	June 30, 2018
Sales
Domestic sales	$59,011	$53,499
International sales	49,201	45,649
Total sales	108,212	99,148

Cost of goods sold	70,164	65,461
Gross profit	38,048	33,687

Operating expenses
Selling, general and administrative	34,772	32,919
Restructuring charge	13	64
Transaction costs	87	333

Total operating expenses	34,872	33,316

Operating income	3,176	371

Other (expense) income
Interest expense	(625)	(717)
Other, net	160	(71)

Total other expense, net	(465)	(788)

Income (loss) before income tax	2,711	(417)
Income tax benefit	(382)	(43)
Net income (loss)	$3,093	$(374)

Sales

Consolidated sales increased $9,064, or 9.1%, to $108,212 during the six months ended June 30, 2019, compared to consolidated sales of $99,148 during the six months ended June 30, 2018. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $1,133 due to the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2019 compared to the prior period.

Consolidated domestic sales increased $5,512, or 10.3%, to $59,011 during the six months ended June 30, 2019, compared to consolidated domestic sales of $53,499 during the six months ended June 30, 2018. The increase in domestic sales was attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the six months ended June 30, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period.

Consolidated international sales increased $3,552, or 7.8%, to $49,201 during the six months ended June 30, 2019, compared to consolidated international sales of $45,649 during the six months ended June 30, 2018. The increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, ski, and sport products sold during the period. These increases were partially offset by a decrease in sales of $1,133 due to the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2019 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $4,703, or 7.2%, to $70,164 during the six months ended June 30, 2019, compared to consolidated cost of goods sold of $65,461 during the six months ended June 30, 2018. The increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $4,361, or 12.9%, to $38,048 during the six months ended June 30, 2019, compared to consolidated gross profit of $33,687 during the six months ended June 30, 2018. Consolidated gross margin was 35.2% during the six months ended June 30, 2019, compared to a consolidated gross margin of 34.0% during the six months ended June 30, 2018. Consolidated gross margin during the six months ended June 30, 2019, increased compared to the prior year due to a favorable product mix in higher margin products and channel distribution. Gross margin during the six months ended June 30, 2018 included a decrease in gross margin of 1.1% due to the sale of inventory that was recorded at its fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $1,853, or 5.6%, to $34,772 during the six months ended June 30, 2019, compared to consolidated selling, general and administrative expenses of $32,919 during the six months ended June 30, 2018. The increase in selling, general and administrative expenses was attributable to the Company’s continued investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. The increase was also attributable to a shift in timing of summer tradeshows from traditionally the third quarter to the second quarter and costs incurred with the move of the Company’s warehouse in Europe. Stock compensation also increased $413 during the six months ended June 30, 2019 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $51, or 79.7%, to $13 during the six months ended June 30, 2019, compared to consolidated restructuring expense of $64 during the six months ended June 30, 2018. Restructuring expenses incurred during the six months ended June 30, 2019 and 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $87 during the six months ended June 30, 2019, compared to consolidated transaction costs of $333 during the six months ended June 30, 2018, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net decreased $92, or 12.8%, to $625 during the six months ended June 30, 2019, compared to consolidated interest expense, net, of $717 during the six months ended June 30, 2018. Interest expense recognized during the six months ended June 30, 2019 was primarily associated with the average outstanding debt amounts during the period. Interest expense recognized during the six months ended June 30, 2018 was primarily attributable to the write-off of previously capitalized origination costs.

Other, net

Consolidated other, net, increased $231, or 325.4%, to income of $160 during the six months ended June 30, 2019, compared to consolidated other, net expense of $71 during the six months ended June 30, 2018. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. This increase was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts. During the six months ended June 30, 2018, the expense included the recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit increased $339, or 788.4%, to $382 during the six months ended June 30, 2019, compared to a consolidated income tax benefit of $43 during the same period in 2018. The tax expense recorded during the six months ended June 30, 2019 includes a discrete benefit associated with a release of a tax reserve of $63 and a discrete benefit associated with stock compensation windfall for $590.

Our effective income tax rate was 14.1% for the six months ended June 30, 2019, compared to 10.3% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Six Months Ended June 30, 2019 Compared to Condensed Consolidated Six Months Ended June 30, 2018

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2019 compared with the condensed consolidated six months ended June 30, 2018. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At June 30, 2019, we had total cash of $1,969, compared to a cash balance of $2,486 at December 31, 2018, which was substantially controlled by the Company’s U.S. entities. At June 30, 2019, the Company had $1,612 of the $1,969 in cash held by foreign entities, of which $743 is considered permanently reinvested.

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$9,672	$7,915
Net cash used in investing activities	(1,993)	(1,861)
Net cash used in financing activities	(8,195)	(5,377)
Effect of foreign exchange rates on cash	(1)	38
Change in cash	(517)	715
Cash, beginning of period	2,486	1,856
Cash, end of period	$1,969	$2,571

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $9,672 during the six months ended June 30, 2019, compared to $7,915 during the six months ended June 30, 2018. The increase in net cash provided by operating activities during 2019 is primarily due to an increase in net income, partially offset by a decrease in net operating assets, net of assets acquired or non-cash working capital of $2,307 during the six months ended June 30, 2019, compared to the same period in 2018.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $7,678 was generated during the six months ended June 30, 2019 compared to $6,397 generated during the same period in 2018. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2019	June 30, 2018
Net cash provided by operating activities	$9,672	$7,915
Purchase of property and equipment	(1,994)	(1,518)
Free cash flow	$7,678	$6,397

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,993 during the six months ended June 30, 2019, compared to $1,861 during the six months ended June 30, 2018. The increase in cash used during the six months ended June 30, 2019 is due to an increase in purchases of property and equipment, compared to the same period in 2018.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $8,195 during the six months ended June 30, 2019, compared to $5,377 during the six months ended June 30, 2018. The increase in cash used during the six months ended June 30, 2019 compared to the same period in 2018 was primarily due to net repayments to the revolving line of credit, the purchase of treasury stock, and dividend payments, and was partially offset by proceeds from exercise of stock options.

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

As of June 30, 2019, the Company had drawn approximately $16,650 of the $60,000 revolving loan commitment, and none of the $40,000 term loan commitment, that was available for borrowing under the Credit Agreement. As of June 30, 2019, the interest rate for such loans was 4.3055%.

On May 3, 2019, concurrent with entering into the Credit Agreement, the Company’s previous credit facility with JPMorgan Chase Bank, N.A., which provided for a revolving commitment of up to $75,000, was terminated.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2019, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description

10.1	Credit Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto. (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2019 and incorporated herein by reference).

10.2	Pledge and Security Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C., Everest/Sapphire Acquisition, LLC, BD European Holdings, LLC, SKINourishment, LLC, Black Diamond Retail – Alaska, LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Commission on May 6, 2019 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: August 5, 2019	By:	/s/ Warren B. Kanders
		Name:	Warren B. Kanders
		Title:	Executive Chairman (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

