Form 10-Q
period 2019-09-30
Clarus Corp
filed 2019-11-04
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2019

or

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

As of October 30, 2019, there were 29,759,620 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash	$1,851	$2,486
Accounts receivable, less allowance for doubtful accounts of $528 and $392, respectively	41,717	35,943
Inventories	73,535	64,933
Prepaid and other current assets	5,171	5,115
Income tax receivable	-	24
Total current assets	122,274	108,501

Property and equipment, net	22,640	23,401
Other intangible assets, net	16,649	19,416
Indefinite lived intangible assets	41,547	41,694
Goodwill	18,090	18,090
Other long-term assets	3,748	2,026
Total assets	$224,948	$213,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$28,275	$21,489
Income tax payable	-	210
Current portion of long-term debt	-	41
Total current liabilities	28,275	21,740

Long-term debt	24,908	22,105
Deferred income taxes	2,144	2,919
Other long-term liabilities	797	159
Total liabilities	56,124	46,923

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 33,605 and 33,244 issued and 29,750 and 29,748 outstanding, respectively	3	3
Additional paid in capital	491,546	488,404
Accumulated deficit	(300,235)	(304,577)
Treasury stock, at cost	(22,269)	(18,102)
Accumulated other comprehensive (loss) income	(221)	477
Total stockholders' equity	168,824	166,205
Total liabilities and stockholders' equity	$224,948	$213,128

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2019	September 30, 2018
Sales
Domestic sales	$28,794	$26,168
International sales	31,409	29,518
Total sales	60,203	55,686

Cost of goods sold	39,646	35,829
Gross profit	20,557	19,857

Operating expenses
Selling, general and administrative	16,443	15,773
Restructuring charge	-	22
Transaction costs	37	50

Total operating expenses	16,480	15,845

Operating income	4,077	4,012

Other (expense) income
Interest expense	(353)	(303)
Other, net	(420)	102

Total other expense, net	(773)	(201)

Income before income tax	3,304	3,811
Income tax benefit	(188)	(316)
Net income	3,492	4,127

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(726)	(54)
Unrealized income (loss) on hedging activities	759	(193)
Other comprehensive income (loss)	33	(247)
Comprehensive income	$3,525	$3,880

Net income per share:
Basic	$0.12	$0.14
Diluted	0.11	0.14

Weighted average shares outstanding:
Basic	29,876	29,739
Diluted	31,077	30,166

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Sales
Domestic sales	$87,805	$79,667
International sales	80,610	75,167
Total sales	168,415	154,834

Cost of goods sold	109,810	101,290
Gross profit	58,605	53,544

Operating expenses
Selling, general and administrative	51,215	48,692
Restructuring charge	13	86
Transaction costs	124	383

Total operating expenses	51,352	49,161

Operating income	7,253	4,383

Other (expense) income
Interest expense	(978)	(1,020)
Other, net	(260)	31

Total other expense, net	(1,238)	(989)

Income before income tax	6,015	3,394
Income tax benefit	(570)	(359)
Net income	6,585	3,753

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(869)	(546)
Unrealized income on hedging activities	171	721
Other comprehensive (loss) income	(698)	175
Comprehensive income	$5,887	$3,928

Net income per share:
Basic	$0.22	$0.13
Diluted	0.21	0.12

Weighted average shares outstanding:
Basic	29,841	29,939
Diluted	30,999	30,162

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:
Net income	$6,585	$3,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,332	3,314
Amortization of intangible assets	2,665	2,902
Amortization of debt issuance costs	206	371
Loss on disposition of property and equipment	62	11
Noncash lease expense	501	-
Loss from removal of accumulated translation adjustment	-	172
Stock-based compensation	2,246	2,067
Deferred income taxes	(551)	(539)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,480)	(4,007)
Inventories	(9,310)	(3,182)
Prepaid and other assets	3	443
Accounts payable and accrued liabilities	6,559	2,421
Income taxes	(183)	(114)
Net cash provided by operating activities	5,635	7,612

Cash Flows From Investing Activities:
Purchase of business, net of cash received	-	(345)
Proceeds from disposition of property and equipment	20	5
Purchase of property and equipment	(2,838)	(1,854)
Net cash used in investing activities	(2,818)	(2,194)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	106,934	101,331
Repayments on revolving credit facilities	(104,088)	(99,572)
Repayments of financing and capital leases	(31)	(29)
Payment of debt issuance costs	(680)	(1,032)
Purchase of treasury stock	(4,167)	(4,709)
Proceeds from exercise of stock options	896	467
Cash dividends paid	(2,243)	(741)
Net cash used in financing activities	(3,379)	(4,285)

Effect of foreign exchange rates on cash	(73)	16

Change in cash	(635)	1,149
Cash, beginning of period	2,486	1,856
Cash, end of period	$1,851	$3,005

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$131	$296
Cash paid for interest	$781	$700
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$133	$155
Property and equipment acquired through a capital lease	$-	$123
Lease liabilities arising from obtaining right of use assets	$1,855	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2017	32,917	$3	$485,285	$(310,390)	(2,875)	$(12,415)	$499	$162,982
Net income	-	-	-	403	-	-	-	403
Other comprehensive income	-	-	-	-	-	-	714	714
Stock-based compensation expense	-	-	499	-	-	-	-	499
Balance, March 31, 2018	32,917	$3	$485,784	$(309,987)	(2,875)	$(12,415)	$1,213	$164,598
Net loss	-	-	-	(777)	-	-	-	(777)
Other comprehensive loss	-	-	-	-	-	-	(292)	(292)
Purchase of treasury stock	-	-	-	-	-	(217)	-	(217)
Stock-based compensation expense	-	-	656	-	-	-	-	656
Balance, June 30, 2018	32,917	$3	$486,440	$(310,764)	(2,875)	$(12,632)	$921	$163,968
Net income	-	-	-	4,127	-	-	-	4,127
Other comprehensive loss	-	-	-	-	-	-	(247)	(247)
Cash dividends ($0.025 per share)	-	-	-	(741)	-	-	-	(741)
Purchase of treasury stock	-	-	-	-	(519)	(4,492)	-	(4,492)
Stock-based compensation expense	-	-	912	-	-	-	-	912
Proceeds from exercise of options	327	-	467	-	-	-	-	467
Balance, September 30, 2018	33,244	$3	$487,819	$(307,378)	(3,394)	$(17,124)	$674	$163,994

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	3,787	-	-	-	3,787
Other comprehensive loss	-	-	-	-	-	-	(462)	(462)
Cash dividends ($0.025 per share)	-	-	-	(746)	-	-	-	(746)
Stock-based compensation expense	-	-	785	-	-	-	-	785
Balance, March 31, 2019	33,244	$3	$489,189	$(301,536)	(3,496)	$(18,102)	$15	$169,569
Net loss	-	-	-	(694)	-	-	-	(694)
Other comprehensive loss	-	-	-	-	-	-	(269)	(269)
Cash dividends ($0.025 per share)	-	-	-	(748)	-	-	-	(748)
Purchase of treasury stock	-	-	-	-	(116)	(1,505)	-	(1,505)
Stock-based compensation expense	-	-	783	-	-	-	-	783
Proceeds from exercise of options	351	-	804	-	-	-	-	804
Balance, June 30, 2019	33,595	$3	$490,776	$(302,978)	(3,612)	$(19,607)	$(254)	$167,940
Net income	-	-	-	3,492	-	-	-	3,492
Other comprehensive income	-	-	-	-	-	-	33	33
Cash dividends ($0.025 per share)	-	-	-	(749)	-	-	-	(749)
Purchase of treasury stock	-	-	-	-	(243)	(2,662)	-	(2,662)
Stock-based compensation expense	-	-	678	-	-	-	-	678
Proceeds from exercise of options	10	-	92	-	-	-	-	92
Balance, September 30, 2019	33,605	$3	$491,546	$(300,235)	(3,855)	$(22,269)	$(221)	$168,824

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results of the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be obtained for the year ending December 31, 2019. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”).

Clarus, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) and Gregory Mountain Products, LLC (“Gregory Mountain Products”) in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On October 28, 2019, the Company announced that its Board of Directors approved the payment on November 15, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on November 8, 2019.

On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”).

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

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

NOTE 2. INVENTORIES

Inventories, as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Finished goods	$58,516	$51,626
Work-in-process	7,545	6,221
Raw materials and supplies	7,474	7,086
	$73,535	$64,933

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Land	$3,160	$3,160
Building and improvements	6,939	6,870
Furniture and fixtures	4,955	4,376
Computer hardware and software	5,030	4,863
Machinery and equipment	21,622	21,004
Construction in progress	1,694	1,761
	43,400	42,034
Less accumulated depreciation	(20,760)	(18,633)
	$22,640	$23,401

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. OTHER INTANGIBLE ASSETS

Goodwill

There were no changes in the balances in goodwill from the prior period. The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2018	$-	$18,090	$18,090

Balance at September 30, 2019	$-	$18,090	$18,090

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

Balance at December 31, 2018	$41,694

Impact of foreign currency exchange rates	(147)

Balance at September 30, 2019	$41,547

Other Intangible Assets, net

The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies, are amortizable over their estimated useful lives. The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2018	$33,010

Impact of foreign currency exchange rates	(213)

Gross balance at September 30, 2019	$32,797

Other intangible assets, net of amortization as of September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Customer lists and relationships	$25,928	$26,047
Product technologies	4,659	4,753
Tradename / trademark	1,263	1,263
Core technologies	947	947
	32,797	33,010
Less accumulated amortization	(16,148)	(13,594)
	$16,649	$19,416

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. LONG-TERM DEBT

Long-term debt as of September 30, 2019 and December 31, 2018, was as follows:

	September 30, 2019	December 31, 2018
Revolving credit facility (a)	$24,908	$22,062
Other	-	84
	24,908	22,146
Less current portion	-	(41)
	$24,908	$22,105

(a)	As of September 30, 2019, the Company had drawn $24,908 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024.

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

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Eurodollar rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings, however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio. The Company pays interest monthly on any borrowings on the Credit Agreement. As of September 30, 2019, the rate was 3.5625%.

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

At September 30, 2019, the Company’s derivative contracts had remaining maturities of approximately one year or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At September 30, 2019, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $885 on all contracts at September 30, 2019. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Notional		Latest
	Amount		Maturity
Foreign exchange contracts - Canadian Dollars		$11,344	August 2020
Foreign exchange contracts - Euros		€18,064	August 2020
Foreign exchange contracts - Swiss Francs	CHF	661	August 2020

	December 31, 2018
	Notional	Latest
	Amount	Maturity
Foreign exchange contracts - Canadian Dollars	$6,166	August 2019
Foreign exchange contracts - Euros	€10,710	February 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $261 and $255 were reclassified to sales during the three months ended September 30, 2019 and 2018, respectively, and $844 and $(75) were reclassified to sales during the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2019 and December 31, 2018:

	Classification	September 30, 2019	December 31, 2018
Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$909	$729

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$24	$-
Forward exchange contracts	Other long-term liabilities	$-	$5

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2018	$73	$404	$477
Other comprehensive (loss) income before reclassifications	(869)	954	85
Amounts reclassified from other comprehensive income (loss)	-	(783)	(783)
Net current period other comprehensive (loss) income	(869)	171	(698)
Balance as of September 30, 2019	$(796)	$575	$(221)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts for the nine months ended September 30, 2019, were as follows:

	Gains reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive Income
Affected line item in the Condensed Consolidated Statements of Comprehensive Income	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2019
Foreign exchange contracts:
Sales	$261	$844
Less: Income tax expense	(95)	61
Amount reclassified, net of tax	$356	$783

Total reclassifications from AOCI	$356	$783

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$909	$-	$909
	$-	$909	$-	$909

Liabilities
Forward exchange contracts	$-	$24	$-	$24
	$-	$24	$-	$24

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$729	$-	$729
	$-	$729	$-	$729

Liabilities
Forward exchange contracts	$-	$5	$-	$5
	$-	$5	$-	$5

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2019 and December 31, 2018.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Weighted average shares outstanding - basic	29,876	29,739	29,841	29,939
Effect of dilutive stock awards	1,201	427	1,158	223
Weighted average shares outstanding - diluted	31,077	30,166	30,999	30,162

Net income per share:
Basic	$0.12	$0.14	$0.22	$0.13
Diluted	0.11	0.14	0.21	0.12

For the three months ended September 30, 2019 and 2018, equity awards of 798 and 986, respectively, and for the nine months ended September 30, 2019 and 2018, equity awards of 669 and 1,408, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings per share for these periods.

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

During the nine months ended September 30, 2019, the Company issued stock options for an aggregate of 188 shares under the 2015 Plan to directors and employees of the Company. Of the 188 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. 150 vest in three equal tranches on June 5, 2020, 2021 and 2022.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2019

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

Using these assumptions, the fair value of the stock options granted during the nine months ended September 30, 2019 was $952, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2019 and 2018 was $678 and $912, respectively, and for the nine months ended September 30, 2019 and 2018 was $2,246 and $2,067, respectively. For the three and nine months ended September 30, 2019 and 2018, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2019, there were 1,685 unvested stock options and unrecognized compensation cost of $4,587 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation costs of $3,136 related to unvested restricted stock awards.

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

The difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2019, was primarily attributed to a discrete benefit related to stock compensation. For the nine months ended September 30, 2019, the difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate was primarily attributed to the release of an additional portion of the Company’s valuation allowance based on the Company’s forecasted pre-tax earnings for the year.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Climb	30%	30%	34%	33%
Mountain	37%	38%	35%	35%
Ski	22%	17%	17%	14%
Sport	11%	15%	14%	18%

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities were not material at September 30, 2019 and December 31, 2018. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three and nine months ended September 30, 2019 was not material. No other material remaining performance obligations exist at September 30, 2019.

Financial information for our segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales to external customers:
Black Diamond
Domestic sales	$23,634	$19,840	$70,315	$59,434
International sales	30,118	27,410	73,683	67,796
Total Black Diamond	53,752	47,250	143,998	127,230
Sierra
Domestic sales	5,160	6,328	17,490	20,233
International sales	1,291	2,108	6,927	7,371
Total Sierra	6,451	8,436	24,417	27,604
Total sales to external customers	60,203	55,686	168,415	154,834
Segment operating income:
Black Diamond	5,388	4,639	10,096	6,254
Sierra	735	1,532	3,814	4,703
Total segment operating income	6,123	6,171	13,910	10,957
Restructuring charge	-	(22)	(13)	(86)
Transaction costs	(37)	(50)	(124)	(383)
Corporate and other expenses	(2,429)	(1,985)	(6,780)	(6,074)
Interest expense, net	(353)	(303)	(978)	(1,020)
Income before income tax	$3,304	$3,811	$6,015	$3,394

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of September 30, 2019 and December 31, 2018, were as follows:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018

Black Diamond	$149,414	$138,029
Sierra	72,249	72,796
Corporate	3,285	2,303
	$224,948	$213,128

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Capital expenditures:
Black Diamond	$673	$279	$1,863	$1,495
Sierra	171	57	975	359
Total capital expenditures	$844	$336	$2,838	$1,854
Depreciation:
Black Diamond	$610	$617	$1,852	$1,837
Sierra	480	489	1,480	1,477
Total depreciation	$1,090	$1,106	$3,332	$3,314
Amortization:
Black Diamond	$278	$272	$834	$822
Sierra	610	693	1,831	2,080
Total amortization	$888	$965	$2,665	$2,902

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

Operating lease ROU assets and liabilities as of September 30, 2019 are as follows:

	Balance Sheet Classification	September 30, 2019
Assets
Operating lease ROU assets	Other long-term assets	$1,343

Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$704
Noncurrent operating lease liabilities	Other long-term liabilities	$625

Operating lease costs are as follows:

	Affected line item in the Condensed Consolidated	Three Months Ended	Nine Months Ended
	Statements of Comprehensive Income	September 30, 2019	September 30, 2019
Lease costs	Cost of goods sold, Selling, general and administrative	$197	$560
Variable lease costs	Cost of goods sold, Selling, general and administrative	41	156
Short-term lease costs	Cost of goods sold, Selling, general and administrative	56	165
		$294	$881

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The maturity of operating lease liabilities as of September 30, 2019 are as follows:

Years Ending December 31,	Operating Lease Payments
2019 (excluding the nine months ended September 30, 2019)	$193
2020	725
2021	339
2022	86
2023 and thereafter	59
Total future lease payments	1,402
Less: amount representing interest	(73)
Present value of future lease payments	1,329
Less: current lease obligations	(704)
Long-term lease obligations	$625

As of September 30, 2019, our operating leases have a weighted-average remaining lease term of 2.2 years and a weighted-average discount rate of 3.98%. Total rent expense of the Company for the three and nine months ended September 30, 2018 was $193 and $614, respectively, as determined prior to the adoption of ASU 842. Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2018 as determined prior to the adoption of ASU 842 are as follows:

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

Overview

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

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

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) and Gregory Mountain Products, LLC (“Gregory Mountain Products”) in May 2010 and changed its name to Black Diamond, Inc., in January 2011. In July 2012, we acquired POC Sweden AB and its subsidiaries (collectively, “POC”) and in October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On October 28, 2019, the Company announced that its Board of Directors approved the payment on November 15, 2019 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on November 8, 2019.

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

None.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended September 30, 2019 Compared to Condensed Consolidated Three Months Ended September 30, 2018

The following presents a discussion of condensed consolidated operations for the three months ended September 30, 2019, compared with the condensed consolidated three months ended September 30, 2018.

	Three Months Ended
	September 30, 2019	September 30, 2018
Sales
Domestic sales	$28,794	$26,168
International sales	31,409	29,518
Total sales	60,203	55,686

Cost of goods sold	39,646	35,829
Gross profit	20,557	19,857

Operating expenses
Selling, general and administrative	16,443	15,773
Restructuring charge	-	22
Transaction costs	37	50

Total operating expenses	16,480	15,845

Operating income	4,077	4,012

Other (expense) income
Interest expense	(353)	(303)
Other, net	(420)	102

Total other expense, net	(773)	(201)

Income before income tax	3,304	3,811
Income tax benefit	(188)	(316)
Net income	$3,492	$4,127

Sales

Consolidated sales increased $4,517, or 8.1%, to $60,203 during the three months ended September 30, 2019, compared to consolidated sales of $55,686 during the three months ended September 30, 2018. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $773 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2019 compared to the prior period.

Consolidated domestic sales increased $2,626, or 10.0%, to $28,794 during the three months ended September 30, 2019, compared to consolidated domestic sales of $26,168 during the three months ended September 30, 2018. The increase in domestic sales was attributable to an increase in the quantity of new and existing climb and ski products sold during the three months ended September 30, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period.

Consolidated international sales increased $1,891, or 6.4%, to $31,409 during the three months ended September 30, 2019, compared to consolidated international sales of $29,518 during the three months ended September 30, 2018. The increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $773 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2019 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $3,817, or 10.7%, to $39,646 during the three months ended September 30, 2019, compared to consolidated cost of goods sold of $35,829 during the three months ended September 30, 2018. The increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $700, or 3.5%, to $20,557 during the three months ended September 30, 2019, compared to consolidated gross profit of $19,857 during the three months ended September 30, 2018. Consolidated gross margin was 34.1% during the three months ended September 30, 2019, compared to a consolidated gross margin of 35.7% during the three months ended September 30, 2018. Consolidated gross margin during the three months ended September 30, 2019 decreased compared to the prior year due to an unfavorable mix in lower margin channel distribution and the negative impacts of foreign currency.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $670, or 4.2%, to $16,443 during the three months ended September 30, 2019, compared to consolidated selling, general and administrative expenses of $15,773 during the three months ended September 30, 2018. The increase in selling, general and administrative expenses was attributable to the Company’s continued investment in the brand related activities of research and development and direct-to-consumer and increased costs incurred associated with our warehousing activities. Stock compensation also decreased $234 during the three months ended September 30, 2019 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the three months ended September 30, 2019, compared to consolidated restructuring expense of $22 during the three months ended September 30, 2018. Restructuring expenses incurred during the three months ended September 30, 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $37 during the three months ended September 30, 2019, compared to consolidated transaction costs of $50 during the three months ended September 30, 2018, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net increased $50, or 16.5%, to $353 during the three months ended September 30, 2019, compared to consolidated interest expense, net, of $303 during the three months ended September 30, 2018. Interest expense recognized during the three months ended September 30, 2019 was primarily associated with the average outstanding debt amounts during the period.

Other, net

Consolidated other, net, decreased $522, or 511.8%, to expense of $420 during the three months ended September 30, 2019, compared to consolidated other, net income of $102 during the three months ended September 30, 2018. The decrease in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts. During the three months ended September 30, 2018, the income was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit decreased to $188 during the three months ended September 30, 2019, compared to a consolidated income tax benefit of $316 during the same period in 2018. The tax expense recorded during the three months ended September 30, 2019 includes a release of certain valuation allowances on the deferred tax assets due to projected taxable income for the current year.

Our effective income tax rate was 5.7% for the three months ended September 30, 2019, compared to 8.3% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax, partial release of the valuation allowance on the deferred tax assets due to current year income, and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Nine Months Ended September 30, 2019 Compared to Condensed Consolidated Nine Months Ended September 30, 2018

The following presents a discussion of condensed consolidated operations for the nine months ended September 30, 2019, compared with the condensed consolidated nine months ended September 30, 2018.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Sales
Domestic sales	$87,805	$79,667
International sales	80,610	75,167
Total sales	168,415	154,834

Cost of goods sold	109,810	101,290
Gross profit	58,605	53,544

Operating expenses
Selling, general and administrative	51,215	48,692
Restructuring charge	13	86
Transaction costs	124	383

Total operating expenses	51,352	49,161

Operating income	7,253	4,383

Other (expense) income
Interest expense	(978)	(1,020)
Other, net	(260)	31

Total other expense, net	(1,238)	(989)

Income before income tax	6,015	3,394
Income tax benefit	(570)	(359)
Net income	$6,585	$3,753

Sales

Consolidated sales increased $13,581, or 8.8%, to $168,415 during the nine months ended September 30, 2019, compared to consolidated sales of $154,834 during the nine months ended September 30, 2018. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $1,906 due to the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2019 compared to the prior period.

Consolidated domestic sales increased $8,138, or 10.2%, to $87,805 during the nine months ended September 30, 2019, compared to consolidated domestic sales of $79,667 during the nine months ended September 30, 2018. The increase in domestic sales was attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the nine months ended September 30, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period.

Consolidated international sales increased $5,443, or 7.2%, to $80,610 during the nine months ended September 30, 2019, compared to consolidated international sales of $75,167 during the nine months ended September 30, 2018. The increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, ski, and sport products sold during the period. These increases were partially offset by a decrease in sales of $1,906 due to the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2019 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $8,520, or 8.4%, to $109,810 during the nine months ended September 30, 2019, compared to consolidated cost of goods sold of $101,290 during the nine months ended September 30, 2018. The increase in cost of goods sold was attributable to an increase in the number of units sold and the mix of higher cost products sold.

Gross Profit

Consolidated gross profit increased $5,061, or 9.5%, to $58,605 during the nine months ended September 30, 2019, compared to consolidated gross profit of $53,544 during the nine months ended September 30, 2018. Consolidated gross margin was 34.8% during the nine months ended September 30, 2019, compared to a consolidated gross margin of 34.6% during the nine months ended September 30, 2018. Consolidated gross margin during the nine months ended September 30, 2019, increased compared to the prior year due to a favorable product mix in higher margin products. Gross margin during the nine months ended September 30, 2018 included a decrease in gross margin of 0.7% due to the sale of inventory that was recorded at its fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $2,523, or 5.2%, to $51,215 during the nine months ended September 30, 2019, compared to consolidated selling, general and administrative expenses of $48,692 during the nine months ended September 30, 2018. The increase in selling, general and administrative expenses was attributable to the Company’s continued investment in the brand related activities of sales, marketing and research and development in supporting its strategic initiatives around new product introduction and increasing brand equity. Stock compensation also increased $179 during the nine months ended September 30, 2019 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $73, or 84.9%, to $13 during the nine months ended September 30, 2019, compared to consolidated restructuring expense of $86 during the nine months ended September 30, 2018. Restructuring expenses incurred during the nine months ended September 30, 2019 and 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $124 during the nine months ended September 30, 2019, compared to consolidated transaction costs of $383 during the nine months ended September 30, 2018, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net decreased $42, or 4.1%, to $978 during the nine months ended September 30, 2019, compared to consolidated interest expense, net, of $1,020 during the nine months ended September 30, 2018. Interest expense recognized during the nine months ended September 30, 2019 was primarily associated with the average outstanding debt amounts during the period. Interest expense recognized during the nine months ended September 30, 2018 was primarily attributable to the write-off of previously capitalized origination costs and interest expense associated with the average outstanding debt amounts during the period.

Other, net

Consolidated other, net, decreased $291, or 938.7%, to expense of $260 during the nine months ended September 30, 2019, compared to consolidated other, net income of $31 during the nine months ended September 30, 2018. The decrease in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts. During the nine months ended September 30, 2018, the income was offset by losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit increased $211, or 58.8%, to $570 during the nine months ended September 30, 2019, compared to a consolidated income tax benefit of $359 during the same period in 2018. The tax expense recorded during the nine months ended September 30, 2019 includes a discrete benefit associated with a release of a tax reserve of $63, a release of certain valuation allowances of $1,300, and a discrete benefit associated with stock compensation windfall for $590.

Our effective income tax rate was 9.5% for the nine months ended September 30, 2019, compared to 10.6% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax, release of a partial valuation allowance of the deferred tax assets due to current year taxable income, and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Nine Months Ended September 30, 2019 Compared to Condensed Consolidated Nine Months Ended September 30, 2018

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2019 compared with the condensed consolidated nine months ended September 30, 2018. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At September 30, 2019, we had total cash of $1,851, compared to a cash balance of $2,486 at December 31, 2018, which was substantially controlled by the Company’s U.S. entities. At September 30, 2019, the Company had $1,606 of the $1,851 in cash held by foreign entities, of which $385 is considered permanently reinvested.

	Nine Months Ended
	September 30, 2019	September 30, 2018
Net cash provided by operating activities	$5,635	$7,612
Net cash used in investing activities	(2,818)	(2,194)
Net cash used in financing activities	(3,379)	(4,285)
Effect of foreign exchange rates on cash	(73)	16
Change in cash	(635)	1,149
Cash, beginning of period	2,486	1,856
Cash, end of period	$1,851	$3,005

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $5,635 during the nine months ended September 30, 2019, compared to $7,612 during the nine months ended September 30, 2018. The decrease in net cash provided by operating activities during 2019 is primarily due to an increase in net operating assets, net of assets acquired or non-cash working capital of $4,972, partially offset by an increase in net income during the nine months ended September 30, 2019, compared to the same period in 2018.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $2,797 was generated during the nine months ended September 30, 2019 compared to $5,758 generated during the same period in 2018. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2019	September 30, 2019
Net cash provided by operating activities	$5,635	$7,612
Purchase of property and equipment	(2,838)	(1,854)
Free cash flow	$2,797	$5,758

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $2,818 during the nine months ended September 30, 2019, compared to $2,194 during the nine months ended September 30, 2018. The increase in cash used during the nine months ended September 30, 2019 is due to an increase in purchases of property and equipment, compared to the same period in 2018.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $3,379 during the nine months ended September 30, 2019, compared to $4,285 during the nine months ended September 30, 2018. The decrease in cash used during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily due to net proceeds from the revolving line of credit and was partially offset by dividend payments.

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

As of September 30, 2019, the Company had drawn approximately $24,908 of the $60,000 revolving loan commitment, and none of the $40,000 term loan commitment, that was available for borrowing under the Credit Agreement. As of September 30, 2019, the interest rate for such loans was 3.5625%.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

On May 3, 2019, concurrent with entering into the Credit Agreement, the Company’s previous credit facility with JPMorgan Chase Bank, N.A., which provided for a revolving commitment of up to $75,000, was paid in full and terminated.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2019, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2019 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. During the third quarter of 2019, the Company purchased 243,873 shares of the Company’s common stock for $2,662,123 under the Company’s authorized stock repurchase program.

CLARUS CORPORATION

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
July 1 to 31, 2019	-	$-	-	$13,455,710
August 1 to 31, 2019	243,873	$10.92	243,873	$10,793,587
September 1 to 30, 2019	-	$-	-	$10,793,587
Total	243,873

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: November 4, 2019	By:	/s/ Warren B. Kanders
		Name:	Warren B. Kanders
		Title:	Executive Chairman
(Principal Executive Officer)

	By:	/s/ Aaron J. Kuehne
		Name:	Aaron J. Kuehne
		Title:	Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)
(Principal Accounting Officer)