Form 10-K
period 2019-12-31
Clarus Corp
filed 2020-03-09
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2019 was approximately $336.9 million based on $14.44 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 4, 2020, there were 29,759,620 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2019 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”), a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading designer, developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through outdoor specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. In 2019 and 2018, our total Quarterly Cash Dividends were $2,987,000 and $1,488,000, respectively.  On January 24, 2020, the Company announced that its Board of Directors approved the payment on February 14, 2020 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on February 3, 2020.

Market Overview

Our primary target customers are outdoor-oriented consumers who enjoy active, outdoor-focused lifestyles. The users of our products are made up of a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, mountain bikers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We believe we have a strong reputation for innovation, style, quality, design, safety, and durability in our core product lines.

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

Acquisition of Complementary Businesses. We expect to target acquisitions as a viable opportunity to gain access to new product groups, customer channels, and increase penetration of existing markets. We may also pursue acquisitions that diversify the Company within the outdoor and consumer markets. To the extent we pursue future acquisitions, we intend to focus on “super-fan” businesses with leading brands, recurring revenue, sustainable margins and strong cash flow. We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings, private placements and new capital markets offerings.

Competitive Strengths

Authentic Portfolio of Iconic Brands. We believe that our brands are iconic among devoted, active-outdoor enthusiasts with a strong reputation for innovation, style, quality, design, safety and durability. Our Black Diamond brand traces its roots to 1957 and has continuously been synonymous with the sports it serves. Our PIEPS brand traces its history to 1967 and has come to represent premium alpine performance in emergency situations. Our Sierra brand was founded in 1947 and we believe represents the most precise and accurate bullets available for the shooting enthusiast. Our SKINourishment brand was founded in 2012, providing fully sustainable, synthetic-free, athlete tested, performance-driven skincare products. Our brands also appeal to everyday customers seeking high-quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, trail running, skiing and mountain sports equipment. The brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Black Diamond's products are sold in approximately 50 countries around the world.

In 2019, Black Diamond Equipment received over 70 editorial product awards. Black Diamond’s engineering team introduced numerous award-winning products, with the Climb category receiving 10 awards, Mountain category receiving 21 awards, Ski category winning 25 awards, and Apparel category winning 17 awards. Across the Climb category, our airNET harness, designed in collaboration with Adam Ondra, notably earned Gear of the Show from Outside Magazine at Outdoor Retailer Summer Show. Meanwhile, the new Z4 camalot was recognized with Best in Show from Gear Junkie and Gear Institute. Climbing Magazine recognized the C4 camalot and the Ultralight Ice Screw with Editor’s Choice Awards and Adventure Sports Network acknowledged Black Diamond Performance Footwear with Best Climbing Gear of 2019. In the Mountain category, the Distance Carbon Pole won an ISPO award while the Distance pack series won Editor’s Choice from Runner’s World and Trail Sisters as well as a Fitness Award for Best Backpack from Self Magazine. Gear Patrol awarded the lightest in market, Cirrus 9 pack an Editor’s Choice award at Outdoor Retailer Summer Show and Black Diamond headlamps received Editor’s Choice awards from Runner’s World, Popular Mechanics, and The Wirecutter. For Ski, Black Diamond managed to secure Editor’s choice awards for the Helio TM 95, Helio TM Recon 88, Helio TM Recon 105, Razor Carbon Pro Ski Pole, JetForce® Pro, and the Fritschi Tecton 12. In the Apparel category, the Vision Down Parka won recognition for Best New Gear or Editor’s Choice from five different titles and the Rhythm Tee was lauded as “The Only Running Tee I’ll Ever Need.” Our gloves and rainwear also won Editor’s Choice recognition.

PIEPS: Headquartered in Lebring, Steiermark, Austria, PIEPS is widely recognized as an innovator and technology leader in alpine sport and safety equipment, focused on beacon technology (having created the modern avalanche transceiver) and avalanche safety equipment. PIEPS offers a focused range of premium avalanche safety products, including transceivers and probes, avalanche airbags, shovels, related equipment, and packs. PIEPS is the official safety partner of the Association of Austrian Mountain and Ski Guides. PIEPS played a key partnership role with Black Diamond Equipment in development of the new JetForce® avalanche airbag and Bluetooth beacon technology platforms.

Sierra: Sierra is an iconic American manufacturer of bullets. Founded in 1947 and based in Sedalia, Missouri, Sierra manufactures a wide range of high-performance bullets and ammunition for both rifles and pistols. Sierra bullets are used for precision target shooting, hunting and military and law enforcement purposes.

SKINourishment: SKINourishment offers organic, 100% food-grade, plant-based skin products that are safe, effective, cruelty-free, non-GMO, vegetarian, and vegan, and some are gluten free. Its synthetic-free skincare products are made with food grade ingredients, are effective for adults, children and animals, and use renewable resources. Its products are sold under four brands—climbOn®, crossFIXE®, POLYN® and POLYN® Baby.

Strong Base of Business. Our outdoor products business benefits from a strong reputation for paradigm-changing, high-quality, innovative products that make us a leader in the outdoor industry with particular strength in product categories such as climbing, trail running, skiing, mountaineering and shooting. Underlying our innovative product lines is a strong stable of intellectual property, with multiple patents and patent applications, as well as valuable brands and trademarks. In addition, our user intimacy, strong retailer partnerships, operations and execution acumen and leadership as a champion in the access, education, and stewardship issues that affect our customers contribute to the robustness of our business.

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

Diversified Portfolio by Product, Geography and Channel. Our business is highly diversified across products, geographies, and channels. We operate a multi-brand business with Black Diamond, PIEPS, Sierra, and SKINourishment branded products spanning 30 single product categories addressing four primary categories of climbing, skiing, mountain, and sport. There is no single product category that accounts for more than 15% of annual sales for the year ended December 31, 2019. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 47% of our sales for the year ended December 31, 2019 generated in over 50 countries outside the United States. We believe that our product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single product category or point of distribution.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 28% of our outstanding common stock as of March 4, 2020, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

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

Operating Segments

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

·	Our Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Black Diamond segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

·	Our Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

See Note 15 to our consolidated and combined financial statements for financial information regarding our segments.

Products

Our products span 30 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also manufacturer high-quality bullets and ammunition with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. We are also seeking to develop skincare products, such as lotions, lip balm, and sunscreen, as well as sport-enhancing supplements, nutrition, and other products using natural, organic or alternative ingredients. Generally, we divide our product offerings into the following four primary categories:

·	Climb: Our climb line consists of apparel, footwear, and equipment such as belay/rappel devices, bouldering products, carabiners, climbing packs, crampons, harnesses, ice axes, protection devices, a bouldering line of technical apparel, and various other climbing accessories and skincare products. Our climb line represented approximately 31% of our sales during the year ended December 31, 2019.

·	Mountain: Our mountain line consists of apparel, gloves, packs, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 34% of our sales during the year ended December 31, 2019.

·	Ski: Our ski line consists of technical apparel, avalanche airbags, packs, bindings, poles, skis, snow gloves, avalanche safety devices, and other skiing accessories. Our ski line represented approximately 22% of our sales during the year ended December 31, 2019.

·	Sport: Our sport line consists of premium quality high-precision bullets and ammunition used in competitive shooting, hunting and other applications and environments. Our sport line represented approximately 13% of our sales during the year ended December 31, 2019.

Product Design and Development

We conduct our product research, evaluation, and design activities at our locations in Salt Lake City, Utah, Sedalia, Missouri, Lebring, Austria, and Wimberly, Texas.

We typically bring new products from concept to market in approximately 18 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred in selling, general, and administrative expenses. As of December 31, 2019, we had 82 employees dedicated to research and development.

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

During 2019, REI accounted for approximately 14% of our sales. The loss of this customer could have a material adverse effect on us.

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

We have consistently established relationships with professional athletes and influencers to help evaluate, promote and establish product performance and authenticity with customers. Such brand endorsers are one of many elements in our array of marketing materials, including instore displays, catalogs, workbooks, social media, and digital campaigns via our websites.

Manufacturing, Sourcing, Quality Assurance and Distribution

Manufacturing

Our objective is to deliver on-time the highest quality of products in the safest and most cost-efficient manner.  Our culture of continuous improvement and implementation of industry best practices, allows us to continue to increase productivity, reduce costs, and bring new innovative products to the market.

The Black Diamond Equipment and PIEPS manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure Black Diamond Equipment’s and PIEPS’ quality management systems meet the requirements of ISO 9001–2015, and to ensure that Black Diamond Equipment’s and PIEPS’ certified products meet all necessary performance certification requirements. Sierra employs a best-in-class proprietary manufacturing process with respect to each one of its products. This process is performed in-house and includes control of bullet jacket wall concentricity utilizing strict quality control standards overseen by experienced employees, yielding what we believe to be the tightest tolerances in the industry.

We manufactured approximately 20% to 25% of our products, including nearly all climbing hard goods and bullets, in our facilities in the United States. The remaining approximately 75% to 80% of our products are also manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently-owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

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

Quality Assurance

Quality assurance at the Company has two primary functions:

·	The first is to ensure that the products that we design and develop are manufactured to meet or exceed the Company’s own standards and international regulatory standards. This involves creating inspection documentation, reviewing manufacturing processes with our various vendor-partners, and inspecting finished product to assure it meets the rigorous standards required by our customers. These activities take place globally, wherever our products are manufactured.

·	The second function is to provide real and meaningful input to the new product development process. Quality assurance professionals interact closely with the design and engineering teams and bring knowledge and expertise to the design process, ensuring that the products we bring to market truly meet the criteria established when a new product is envisioned.

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

We compete with niche, privately-owned companies as well as a number of brands owned by large, multinational companies, such as those set forth below.

·	Climb: Our climbing products and accessories, such as apparel, footwear, protection, carabiners, helmets, and harnesses, compete with products from companies such as La Sportiva, Prana, Patagonia, Petzl, CAMP, EDELRID, and Mammut.

·	Mountain: Our mountaineering products and accessories, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Deuter, Leki, Komperdell, Marmot, Mountain Hardwear, Hestra, Osprey, Salomon, and The North Face.

·	Ski: Our skiing products and accessories, such as technical apparel, skis, poles, avalanche airbags and transceivers, compete with products from competitors such as Arc’Teryx, Backcountry Access, Dynafit (Salewa), Atomic, Mammut, Marker, Ortovox, Salomon, Scarpa, Scott, and Volkl.

·	Sport: We sell both bullets and ammunition to both retailers and distributors for sale to consumers but also supply bullets to OEMs who also sometimes manufacture bullets as well. Such companies include Vista, Nammo, Hornady, Fiocchi, Olin, and Remington.

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

We believe our brands have an established reputation for innovation, style, quality, design, safety, and durability, and accordingly, we actively monitor and police our brands against infringement to ensure their viability and enforceability.

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

Seasonality

The Company’s products are outdoor activity-based, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products including rock climbing gear, footwear, and harnesses, and in the third and fourth quarters for our ski, glove, ice climbing and snow safety products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. During 2019, the fall/winter season represents approximately 53% of our sales while spring/summer represents approximately 47% of our sales. Sales of other products such as headlamps, lanterns, trekking poles, packs and bullets are generally balanced throughout the year.

Working capital requirements vary throughout the year. Working capital generally increases to support peak shipping periods and then generally decreases during the second quarter of the year as accounts receivable are collected.

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

Employees

As of December 31, 2019, we had over 500 employees worldwide. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2019 are as follows:

Warren B. Kanders, 62, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

John C. Walbrecht, 52, has served as the President of the Company since October 2017, and President of BDEL since October 2016. Before joining the Company, Mr. Walbrecht served as the President of Mountain Hardwear from March 2016 to October 2016. Prior to Mountain Hardwear, Mr. Walbrecht served as the President and Chief Executive Officer of Fenix Outdoors NA from January 2012 until March 2016. Mr. Walbrecht has also served in various senior roles with Brandbase, Spyder, Dr. Martens/Airwair, and Timberland. Mr. Walbrecht holds a Master of Business Administration and a Bachelor of Science in Economics from Brigham Young University, a Bachelor of Arts in Marketing from the University of Maryland and understudies in International Trade and Finance at Cambridge University - Trinity College.

Aaron J. Kuehne, 41, has served as our Chief Financial Officer, Secretary and Treasurer, since 2013 and as our Chief Administrative Officer since May 2016. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne received an M.B.A. degree from the University of Utah – David Eccles School of Business in 2004 and graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002.

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

A customer accounts for a significant portion of revenues. In the year ended December 31, 2019, REI accounted for approximately 14% of sales. Sales are generally on a purchase order basis, and we do not have long-term agreements with any of our customers. A decision by any of our major customers to decrease significantly the number of products purchased from us could substantially reduce sales and have a material adverse effect on our business, financial condition and results of operations. Moreover, in recent years, the retail industry has experienced consolidation and other ownership changes. In the future, retailers may further consolidate, undergo restructurings or reorganizations, realign their affiliations or reposition their stores’ target market. These developments could result in a reduction in the number of stores that carry our products, increased ownership concentration within the retail industry, increased credit exposure, and increased retailer leverage over their suppliers. These changes could impact our opportunities in the market and increase our reliance on a smaller number of large customers.

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

There is a growing trend among retailers in the U.S. and in foreign markets to undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including:

·	consolidating their operations;

·	undergoing restructurings or store closings;

·	undergoing reorganizations; or

·	realigning their affiliations.

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

Global climate change trends could affect our suppliers and customers and result in increased regulation.

The effects of climate change, such as intensified rainfalls and flooding, prolonged droughts, wildfires, rising sea levels and increasing heat and humidity, can have an adverse effect not only to our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations and financial condition.

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

We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

·	an increase or decrease in consumer demand for our products or for products of our competitors;

·	our failure to accurately forecast customer acceptance of new products;

·	new product introductions by competitors;

·	unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

·	weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products;

·	disease epidemics and health-related concerns, which could adversely affect consumer spending; and

·	terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations, and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities or third-party manufacturers may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

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

To compete effectively in the future in the consumer products industry, among other things, we must:

·	maintain strict quality standards;

·	develop new and innovative products that appeal to consumers;

·	deliver products on a reliable basis at competitive prices;

·	anticipate and respond to changing consumer trends in a timely manner;

·	maintain favorable brand recognition; and

·	provide effective marketing support.

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

Some of our operations are conducted or products are sold in countries where economic growth has slowed, such as Japan, or where economies have suffered economic, social and/or political instability or hyperinflation, including, for example, the uncertainty related to the United Kingdom’s withdrawal from the European Union (commonly known as “Brexit”), which may have an impact on our business, particularly in the United Kingdom and in Europe. Furthermore, events such as Brexit and political uncertainty around the effects of current or future ‘trade wars’ may create global economic uncertainty, which may cause consumers to reduce their spending.

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

The economies of other foreign countries important to our operations, including other countries in Asia and Europe, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

·	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

·	new restrictions on access to markets;

·	lack of developed infrastructure;

·	inflation or recession;

·	devaluations or fluctuations in the value of currencies;

·	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

·	social, political or economic instability;

·	acts of war and terrorism;

·	natural disasters or other crises;

·	reduced protection of intellectual property rights in some countries;

·	increases in duties and taxation; and

·	restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, relating to foreign investment or foreign trade by our host countries.

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

Approximately 47% of our sales for the year ended December 31, 2019 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

We use foreign suppliers and manufacturing facilities for a significant portion of our raw materials and finished products, and disruptions to international trade, such as disease epidemics or potential ‘trade wars,’ pose a risk to our business operations.

A majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe, with substantially all of the remainder produced by our manufacturing facility located in Utah. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

·	political or labor instability in countries where our facilities, contractors, and suppliers are located;

·	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

·	heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

·	disease epidemics and health-related concerns, such as the coronavirus, H1N1 virus, bird flu, SARS, mad cow, and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargo of our goods produced in infected areas;

·	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

·	imposition of tariffs, duties, taxes and other charges on imports and/or exports; and

·	imposition or the repeal of laws that affect intellectual property rights.

For instance, in December of 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China. While the Chinese and other international governments have taken certain emergency measures to combat the spread of the coronavirus, including implementing quarantines in Wuhan and the surrounding areas and implementing significant restrictions on travel, the coronavirus has nonetheless spread both within China and internationally. Certain of our materials and products are sourced from, or warehoused and shipped through, suppliers and manufacturers located in China or other areas that may be impacted by the coronavirus. While the full impact of this outbreak is unknown at this time, we are closely monitoring the developments in China and internationally and continually assessing the potential impact on our business. Any prolonged disruption to our suppliers and manufacturers could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

·	loss of key employees, customers or suppliers of acquired businesses;

·	diversion of management’s time and attention from our core businesses;

·	adverse effects on existing business relationships with suppliers and customers;

·	our ability to secure necessary financing;

·	our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

·	risks associated with entering markets in which we have limited or no experience;

·	risks associated with our ability to execute successful due diligence; and

·	assumption of contingent or undisclosed liabilities of acquisition targets.

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

The credit agreement that we and certain of our subsidiaries entered into with JPMorgan Chase Bank, N.A. on May 3, 2019 (the “Credit Agreement”) contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including, without limitation, restrictions on our and our subsidiaries’ ability to:

·	incur additional debt or create liens;

·	engage in mergers, consolidations, certain divisions, liquidations or dissolutions other than in certain permitted instances described in the Credit Agreement;

·	substantially change the business conducted by us or our subsidiaries; and

·	pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled.

In addition, the Credit Agreement contains other customary affirmative and negative covenants, including limitations on our and our subsidiaries’ ability to perform the following, subject to certain customary exceptions, qualifications and “baskets”: make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Credit Agreement; sell assets; prepay other indebtedness; engage in certain transactions with affiliates; enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; amend certain charter documents and material agreements governing subordinated indebtedness; and deviate from certain financial ratios described further in the Credit Agreement.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 28% of our outstanding common stock as of March 4, 2020. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

We have outstanding an aggregate of 29,759,620 shares of our common stock as of March 4, 2020. This includes 6,918,252 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,328,045 hypothecated and/or pledged as security for loans from financial institutions, which hypothecation has been in place for over ten years, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2019, the Company and its subsidiaries lease or own facilities throughout the U.S. and Europe. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2014 and ending on December 31, 2019 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2014. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Clarus Corporation	$100.00	$50.51	$61.14	$89.71	$116.23	$156.89
The Russell 2000 Index	$100.00	$94.29	$112.65	$127.46	$111.94	$138.50
NASDAQ Global Select Market	$100.00	$106.11	$114.16	$146.62	$141.23	$191.51

Stockholders

On March 4, 2020, the last reported sales price for our common stock was $12.17 per share. As of March 4, 2020, there were 78 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. In 2019 and 2018, our total Quarterly Cash Dividends were $2,987,000 and $1,488,000, respectively.  On January 24, 2020, the Company announced that its Board of Directors approved the payment on February 14, 2020 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on February 3, 2020. The payment of any future Quarterly Cash Dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2019:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	3,711,000	$8.67	6,654,612

Equity compensation plans not approved by security holders (2) (3)	800,000	$8.75	-

Total	4,511,000	$8.69	6,654,612

(1) Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan.

(2) Includes stock options granted to the Company’s Executive Chairman Warren B. Kanders on December 23, 2002 to purchase 400,000 shares of common stock, having an exercise price of $7.50 per share and an expiration date of December 20, 2020.

(3) Includes stock options granted to the Company’s Executive Chairman Warren B. Kanders on December 23, 2002 to purchase 400,000 shares of common stock, having an exercise price of $10.00 per share and an expiration date of December 20, 2020.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K. On October 7, 2015, the Company completed the sale of POC. The activities of POC have been segregated and reported as discontinued operations for all periods presented. On August 21, 2017, the Company acquired Sierra. On November 6, 2018, the Company acquired the assets of SKINourishment. See Note 2. Acquisition to the notes to consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$229,437	$212,141	$170,687	$148,189	$155,266
Gross profit	80,291	73,962	53,810	43,684	54,246
Income (loss) from continuing operations	18,972	7,301	(673)	(8,978)	(88,106)
Net income (loss)	18,972	7,301	(673)	(8,978)	(77,542)

Income (loss) from continuing operations per share:
Basic	$0.64	$0.24	$(0.02)	$(0.30)	$(2.70)
Diluted	0.61	0.24	(0.02)	(0.30)	(2.70)

Income from discontinued operations per share:
Basic	-	-	-	-	0.32
Diluted	-	-	-	-	0.32

Net income (loss) per share:
Basic	0.64	0.24	(0.02)	(0.30)	(2.38)
Diluted	0.61	0.24	(0.02)	(0.30)	(2.38)

Cash dividends declared per share	$0.10	$0.05	$-	$-	$-

Weighted average common shares outstanding for earnings per share:
Basic	29,820	29,915	30,022	30,397	32,600
Diluted	30,993	30,255	30,022	30,397	32,600

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:
Total current assets	$120,872	$108,501	$99,444	$166,945	$180,581
Total assets	230,265	213,128	207,449	210,457	226,792

Long-term obligations, net of current	24,509	25,183	24,683	9,042	30,914
Total liabilities	49,073	46,923	44,467	49,649	52,360

Total stockholders' equity	181,192	166,205	162,982	160,808	174,432

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Please note that in this Annual Report on Form 10-K Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”) may use words such as “appears,” “anticipates,” “believes,” “plans,” “expects,” “intends,” “future,” and similar expressions which constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are made based on our expectations and beliefs concerning future events impacting the Company and therefore involve a number of risks and uncertainties. We caution that forward-looking statements are not guarantees and that actual results could differ materially from those expressed or implied in the forward-looking statements.

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; stability of the Company’s manufacturing facilities and suppliers, including in light of disease epidemics and health-related concerns such as the coronavirus; the impact that global climate change trends may have on the Company and its suppliers and customers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; and the Company’s ability to maintain a quarterly dividend. More information on potential factors that could affect the Company’s financial results can be found under Item 1A.—Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading designer, developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through outdoor specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. In 2019 and 2018, our total Quarterly Cash Dividends were $2,987,000 and $1,488,000, respectively.  On January 24, 2020, the Company announced that its Board of Directors approved the payment on February 14, 2020 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on February 3, 2020.

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

·

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuations approaches are used to value different types of intangible assets. The income approach is a valuation technique that capitalizes anticipated income associated with the asset being valued. This approach is predicated on developing net income and cash flow projections which are discounted for risk and the time value of money. This approach is generally the principal approach to the valuation of most intangible assets. The market approach involves the compilation and analysis of recent acquisitions of similar assets in the open market. A fair value can be estimated after adjustments are made to reflect comparability differences between the assets sold and those being valued. This method of valuation applies primarily to the valuation of owned land and certain intangible assets. The cost approach estimates the amount that would be required to replace the service capacity of an asset (often referred to as current replacement cost). We typically apply all three approaches to estimate the fair value of our tangible and intangible tangible assets depending on the type of asset acquired.

Significant estimates in valuing certain intangible assets include but are not limited to the projected financial information related to each individual asset, particularly forecasted revenue growth rates, market-based royalty rates and estimated discount rates. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our intangible assets, which would adversely affect our operating results in the period of impairment.

·	We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We may make assumptions, judgments and estimates in order to determine the future taxable income available to support the recoverability of deferred tax assets at a more-likely-than-not threshold. The sources of future taxable income include 1) future reversal of existing taxable temporary differences, 2) taxable income in carryback years if carryback is permitted, 3) future taxable income from future operations, and 4) tax planning strategies. The degree and subjectivity and judgment increases as the source of future taxable income becomes more inherently subjective. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

·	We assess the recoverability of our one reporting unit’s carrying value of goodwill by performing a qualitative assessment and/or a quantitative goodwill impairment test. At a minimum, we perform an annual assessment of possible goodwill impairment as of each December 31. Management may perform an interim goodwill impairment assessment whenever events or circumstances make it more-likely-than-not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If we begin with a qualitative assessment and are able to support the conclusion that it is not more-likely-than-not that the fair value of the reporting unit is less than its carrying value, we are not required to perform the quantitative goodwill impairment test. Otherwise, we are required to perform the quantitative goodwill impairment test which compares the reporting unit’s carrying value including goodwill to its estimated fair value. We estimate the reporting unit’s fair value using either the income approach based upon projected discounted cash flows of the reporting unit or the market approach based upon comparable market acquisition transactions. If the estimated fair value of the reporting entity exceeds the carrying value, the goodwill is not impaired, and no further review is required. However, if the carrying value exceeds the estimated fair value of the reporting unit, an impairment expense should be recognized for the excess of the carrying value over the fair value.

Under the income approach, the estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Certain other key assumptions utilized, including revenue projections, costs of goods sold, operating expenses and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment.

The market approach identifies the EBITDA multiples of recent industry and competitor acquisitions. The reporting unit’s current EBITDA is multiplied by the median industry and competitor acquisition market multiple to estimate its current estimated fair value. If the market multiples or EBITDA value assumptions are incorrect, our goodwill impairment evaluation could also be adversely affected, and we may impair a portion or all of our goodwill, which would adversely affect our operating results in the period of impairment. As a result of the current wide swings in market multiples resulting from industry acquisitions, management believes that the income approach provides for a more accurate estimate of the reporting unit’s fair value.

No impairment was recorded during the years ended December 31, 2019, 2018, and 2017. During the first quarter of 2019, we early adopted Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removed the requirement to perform the previous two-step goodwill impairment test.

We also test indefinite-lived intangible assets for impairment at least annually during the fourth quarter, generally on December 31. Management may perform an interim indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If the carrying value of the indefinite-lived asset is higher than its fair value, then the asset is deemed to be impaired and the impairment charge is estimated as the difference. The Company calculates the fair value of its indefinite-lived intangible assets using the income approach, specifically the relief-from-royalty method. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. Internally forecasted revenues, which the Company believes reasonably approximate market participant assumptions, are multiplied by a royalty rate to arrive at the estimated net after tax cost savings. The royalty rate used in the analysis is based on an analysis of empirical, market-derived royalty rates for comparable intangible assets. The net after tax cost savings are discounted using the same weighted-average cost of capital discount rate developed for purposes of the Company's quantitative goodwill impairment test. The key uncertainties in these calculations are the assumptions used in determining the revenue associated with each indefinite-lived intangible asset and the royalty rate. If we do not achieve the results reflected in the assumptions and estimates, our indefinite-lived intangibles impairment evaluations could be adversely affected, and we may impair a portion or all of their carrying values, which would adversely affect our operating results in the period of impairment.

Recent Accounting Pronouncements

See “Recent Accounting Pronouncements” in Note 1 to the notes to consolidated financial statements.

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2019 Compared to Consolidated Year Ended December 31, 2018

The following presents a discussion of consolidated operations for the year ended December 31, 2019, compared with the consolidated year ended December 31, 2018:

	Year Ended December 31,
	2019	2018
Sales
Domestic sales	$121,751	$112,537
International sales	107,686	99,604
Total sales	229,437	212,141

Cost of goods sold	149,146	138,179
Gross profit	80,291	73,962

Operating expenses
Selling, general and administrative	68,680	65,151
Restructuring charge	13	137
Transaction costs	166	503

Total operating expenses	68,859	65,791

Operating income	11,432	8,171

Other (expense) income
Interest expense, net	(1,358)	(1,339)
Other, net	(93)	(359)

Total other expense, net	(1,451)	(1,698)

Income before income tax	9,981	6,473
Income tax benefit	(8,991)	(828)
Net income	$18,972	$7,301

Sales

Consolidated sales increased $17,296, or 8.2%, to $229,437 during the year ended December 31, 2019, compared to consolidated sales of $212,141 during the year ended December 31, 2018. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $2,603 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2019 compared to the prior period.

Consolidated domestic sales increased $9,214, or 8.2%, to $121,751 during the year ended December 31, 2019, compared to consolidated domestic sales of $112,537 during the year ended December 31, 2018. The increase in domestic sales was attributable to an increase in the quantity of new and existing climb, mountain, and ski products sold during the year ended December 31, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period.

Consolidated international sales increased $8,082, or 8.1%, to $107,686 during the year ended December 31, 2019, compared to consolidated international sales of $99,604 during the year ended December 31, 2018. The increase in international sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the year ended December 31, 2019. These increases were partially offset by a decrease in the quantity of new and existing sport products sold during the period and a decrease in sales of $2,603 due to the strengthening of the U.S. dollar against foreign currencies during the year ended December 31, 2019 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $10,967, or 7.9%, to $149,146 during the year ended December 31, 2019, compared to consolidated cost of goods sold of $138,179 during the year ended December 31, 2018. The increase in cost of goods sold was attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $6,329, or 8.6%, to $80,291 during the year ended December 31, 2019, compared to consolidated gross profit of $73,962 during the year ended December 31, 2018. Consolidated gross margin was 35.0% during the year ended December 31, 2019, compared to a consolidated gross margin of 34.9% during the year ended December 31, 2018. Consolidated gross margin during the year ended December 31, 2019, increased compared to the prior year due to a favorable product mix in higher margin products. Gross margin during the year ended December 31, 2018 included a decrease in gross margin of 0.5% due to the sale of inventory that was recorded at its fair value in purchase accounting.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $3,529, or 5.4%, to $68,680 during the year ended December 31, 2019, compared to consolidated selling, general and administrative expenses of $65,151 during the year ended December 31, 2018. The increase in selling, general and administrative expenses was attributable to the Company’s continued investments in the brand related activities of research and development, marketing, direct-to-consumer, and warehousing and logistics, focused on supporting its strategic initiatives around new product introductions, elevating brand awareness, and being easier to do business with. Stock compensation also increased $297 during the year ended December 31, 2019 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased $124, or 90.5%, to $13 during the year ended December 31, 2019, compared to consolidated restructuring expense of $137 during the year ended December 31, 2018. Restructuring expenses incurred during the year ended December 31, 2019 and 2018, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense decreased to $166 during the year ended December 31, 2019, compared to consolidated transaction costs of $503 during the year ended December 31, 2018, which consisted of expenses related to the Company’s acquisition of Sierra.

Interest Expense, net

Consolidated interest expense, net increased $19, or 1.4%, to $1,358 during the year ended December 31, 2019, compared to consolidated interest expense, net, of $1,339 during the year ended December 31, 2018. Interest expense recognized during the year ended December 31, 2019 was primarily associated with the average outstanding debt amounts during the period. Interest expense recognized during the year ended December 31, 2018 was primarily attributable to the write-off of previously capitalized origination costs and interest expense associated with the average outstanding debt amounts during the period.

Other, net

Consolidated other, net, decreased $266, or 74.1%, to expense of $93 during the year ended December 31, 2019, compared to consolidated other, net expense of $359 during the year ended December 31, 2018. The decrease in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable and a decrease in gains on mark-to-market adjustments on non-hedged foreign currency contracts. During the year ended December 31, 2018, the expense included losses related to recognition of cumulative translation adjustments due to the substantial liquidation of a foreign entity.

Income Taxes

Consolidated income tax benefit increased $8,163, or 985.9%, to $8,991 during the year ended December 31, 2019, compared to a consolidated income tax benefit of $828 during the same period in 2018. The tax benefit recorded during the year ended December 31, 2019 includes a release of certain valuation allowances of $13,490 and a discrete benefit associated with stock compensation windfall for $368.

Our effective income tax rate was 90.1% for the year ended December 31, 2019, compared to 12.8% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax, release of a partial valuation allowance of the deferred tax assets, and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Consolidated Year Ended December 31, 2018 Compared to Consolidated Year Ended December 31, 2017

The following presents a discussion of consolidated operations for the year ended December 31, 2018 compared with the consolidated year ended December 31, 2017:

	Year Ended December 31,
	2018	2017
Sales
Domestic sales	$112,537	$88,603
International sales	99,604	82,084
Total sales	212,141	170,687

Cost of goods sold	138,179	116,877
Gross profit	73,962	53,810

Operating expenses
Selling, general and administrative	65,151	56,295
Restructuring charge	137	160
Merger and integration	-	82
Transaction costs	503	2,088

Total operating expenses	65,791	58,625

Operating income (loss)	8,171	(4,815)

Other (expense) income
Interest expense, net	(1,339)	(1,288)
Other, net	(359)	343

Total other expense, net	(1,698)	(945)

Income (loss) before income tax	6,473	(5,760)
Income tax benefit	(828)	(5,087)
Net income (loss)	$7,301	$(673)

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

Liquidity and Capital Resources (In Thousands)

Consolidated Year ended December 31, 2019 Compared to Consolidated Year ended December 31, 2018

The following presents a discussion of cash flows for the consolidated year ended December 31, 2019 compared with the consolidated year ended December 31, 2018. Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. At December 31, 2019, we had total cash of $1,703 compared to a cash balance of $2,486 at December 31, 2018, which was substantially controlled by the Company’s U.S. entities. At December 31, 2019, the Company had $1,318 of the $1,703 in cash held by foreign entities, of which $521 is considered permanently reinvested.

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$9,522	$11,393
Net cash used in investing activities	(4,096)	(4,079)
Net cash used in financing activities	(6,286)	(6,559)
Effect of foreign exchange rates on cash	77	(125)
Change in cash	(783)	630
Cash, beginning of period	2,486	1,856
Cash, end of period	$1,703	$2,486

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $9,522 during the year ended December 31, 2019 compared to consolidated net cash provided by operating activities of $11,393 during the year ended December 31, 2018. The decrease in net cash provided by operating activities during 2019 is primarily due to an increase in net operating assets, net of assets acquired or non-cash working capital of $6,171, and deferred taxes partially offset by an increase in net income during the year ended December 31, 2019, compared to the same period in 2018.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, was free cash flows generated of $5,406 during the year ended December 31, 2019 compared to free cash flows used of $8,028 during the same period in 2018. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2019	2018
Net cash provided by operating activities	$9,522	$11,393
Purchase of property and equipment	(4,116)	(3,365)
Free cash flow	$5,406	$8,028

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $4,096 during the year ended December 31, 2019 compared to consolidated net cash used in investing activities of $4,079 during the year ended December 31, 2018. The increase in cash used during the year ended December 31, 2019 is due to an increase in purchases of property and equipment, compared to the same period in 2018.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $6,286 during the year ended December 31, 2019, compared to consolidated net cash used in financing activities of $6,559 during the year ended December 31, 2018. The decrease in cash used during the year ended December 31, 2019 compared to the same period in 2018 is primarily due to decreases in the purchase of treasury stock and payments of debt issuance costs and increases in the proceeds from exercise of stock options. This decrease was partially offset by increased cash dividends paid and a decrease in net proceeds from the revolving credit facility.

Net Operating Loss

As of December 31, 2019, the Company had net operating loss and research and experimentation credit for U.S. federal income tax purposes of $131,621 and $4,250, respectively. The Company believes its U.S. Federal NOL will offset some of its future U.S. Federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $131,621 of net operating losses available to offset taxable income does not expire until 2021 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company has recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2019, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2019.

As of December 31, 2019, the Company had drawn approximately $22,670 of the $60,000 revolving loan commitment, and none of the $40,000 term loan commitment, that was available for borrowing under the Credit Agreement. As of December 31, 2019, the interest rate for such loans was 3.3125%.

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

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2019 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Contractual Obligations:
Recorded liabilities:
Revolving credit facility (1)	$22,670	$-	$-	$22,670	$-
Operating leases (2)	1,230	732	432	56	10
Other long-term liabilities (3)	110	-	29	-	81
Unrecorded commitments:
Interest payment obligations (4)	3,257	751	1,502	1,004	-
Purchase obligations (5)	22,255	22,255	-	-	-
	$49,522	$23,738	$1,963	$23,730	$91

(1)	Revolving credit facility represents required principal payments under the Credit Agreement.

(2)	Operating leases represent required minimum lease payments.

(3)	Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet.

(4)	Interest payment obligations represent required interest payments on the revolving credit facility. Amounts exclude bank fees that would be included in interest expense in the consolidated financial statements.

(5)	Purchase obligations represent an agreement to purchase goods or services.

The Company has uncertain tax positions of $561 as of December 31, 2019, however the specific timing of the settlement is uncertain and has been excluded from the table above.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our credit facility, since the interest is indexed to LIBOR. We entered into our current credit facility on May 3, 2019, and simultaneously terminated our previous credit facility. The applicable interest rate for the outstanding borrowings under our applicable credit facility as of December 31, 2019 and 2018 was 3.3125% and 3.8493%, respectively. Amounts outstanding as of December 31, 2019 and 2018 were $22,670,000 and $22,062,000, respectively. An increase of 100-basis points in market interest rates would not cause a material effect on interest expense.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Given the current political uncertainty surrounding the European Union and other economic uncertainties worldwide, changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2019, approximately 31% of our sales were denominated in foreign currencies (compared to 33% in the prior year), the most significant of which were the Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. We have not held a material amount of foreign assets during the years ended December 31, 2019, 2018 and 2017, and do not believe our foreign assets expose us to a material foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 9, 2020

We have served as the Company's auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Clarus Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity, and cash flows of Clarus Corporation and subsidiaries (the Company) for the year ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

Salt Lake City, Utah
March 12, 2018

CLARUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	December 31,
	2019	2018
Assets
Current assets
Cash	$1,703	$2,486
Accounts receivable, net	41,628	35,943
Inventories	73,432	64,933
Prepaid and other current assets	3,787	5,115
Income tax receivable	322	24
Total current assets	120,872	108,501

Property and equipment, net	22,919	23,401
Other intangible assets, net	15,816	19,416
Indefinite lived intangible assets	41,630	41,694
Goodwill	18,090	18,090
Deferred income taxes	7,904	-
Other long-term assets	3,034	2,026
Total assets	$230,265	$213,128

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$24,304	$21,489
Income tax payable	260	210
Current portion of long-term debt	-	41
Total current liabilities	24,564	21,740

Long-term debt	22,670	22,105
Deferred income taxes	1,224	2,919
Other long-term liabilities	615	159
Total liabilities	49,073	46,923

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000 shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized; 33,615 and 33,244 issued and 29,760 and 29,748 outstanding, respectively	3	3
Additional paid in capital	492,353	488,404
Accumulated deficit	(288,592)	(304,577)
Treasury stock, at cost	(22,269)	(18,102)
Accumulated other comprehensive (loss) income	(303)	477
Total stockholders' equity	181,192	166,205
Total liabilities and stockholders' equity	$230,265	$213,128

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Sales
Domestic sales	$121,751	$112,537	$88,603
International sales	107,686	99,604	82,084
Total sales	229,437	212,141	170,687

Cost of goods sold	149,146	138,179	116,877
Gross profit	80,291	73,962	53,810

Operating expenses
Selling, general and administrative	68,680	65,151	56,295
Restructuring charge	13	137	160
Merger and integration	-	-	82
Transaction costs	166	503	2,088

Total operating expenses	68,859	65,791	58,625

Operating income (loss)	11,432	8,171	(4,815)

Other (expense) income
Interest expense, net	(1,358)	(1,339)	(1,288)
Other, net	(93)	(359)	343

Total other expense, net	(1,451)	(1,698)	(945)

Income (loss) before income tax	9,981	6,473	(5,760)
Income tax benefit	(8,991)	(828)	(5,087)
Net income (loss)	18,972	7,301	(673)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(359)	(832)	2,634
Unrealized (loss) income on hedging activities	(421)	810	(1,130)
Other comprehensive (loss) income	(780)	(22)	1,504
Comprehensive income	$18,192	$7,279	$831

Net income (loss) per share:
Basic	$0.64	$0.24	$(0.02)
Diluted	0.61	0.24	(0.02)

Weighted average shares outstanding:
Basic	29,820	29,915	30,022
Diluted	30,993	30,255	30,022

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$18,972	$7,301	$(673)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,550	4,423	2,883
Amortization of intangible assets	3,552	3,873	2,376
Accretion of notes payable	-	-	833
Amortization of debt issuance costs	283	436	28
Loss on disposition of property and equipment	62	15	109
Noncash lease expense	728	-	-
Loss (gain) from removal of accumulated translation adjustment	-	199	(202)
Stock-based compensation	2,949	2,652	1,181
Deferred income taxes	(8,995)	(1,098)	(5,476)
Other	-	-	(523)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,163)	(766)	(8,673)
Inventories	(9,145)	(7,203)	1,360
Prepaid and other assets	856	(827)	(1,427)
Accounts payable and accrued liabilities	2,130	2,524	(137)
Income taxes	(257)	(136)	(579)
Net cash provided by (used in) operating activities	9,522	11,393	(8,920)

Cash Flows From Investing Activities:
Purchase of business, net of cash received	-	(720)	(79,238)
Proceeds from disposition of property and equipment	20	6	53
Purchase of property and equipment	(4,116)	(3,365)	(2,847)
Net cash used in investing activities	(4,096)	(4,079)	(82,032)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	132,215	153,556	55,778
Repayments on revolving credit facilities	(131,607)	(152,336)	(34,936)
Repayments of financing and capital leases	(31)	(39)	(22,727)
Payment of debt issuance costs	(709)	(1,032)	(334)
Purchase of treasury stock	(4,167)	(5,687)	(17)
Proceeds from exercise of stock options	1,000	467	179
Cash dividends paid	(2,987)	(1,488)	-
Net cash used in financing activities	(6,286)	(6,559)	(2,057)

Effect of foreign exchange rates on cash	77	(125)	127

Change in cash	(783)	630	(92,882)
Cash, beginning of period	2,486	1,856	94,738
Cash, end of period	$1,703	$2,486	$1,856

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$209	$418	$931
Cash paid for interest	$1,086	$950	$598
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$408	$219	$140
Property and equipment acquired through a capital lease	$-	$123	$-
Lease liabilities arising from obtaining right of use assets	$1,889	$-	$-

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity
Balance, December 31, 2016	32,888	$3	$483,925	$(309,717)	(2,872)	$(12,398)	$(1,005)	$160,808
Net loss	-	-	-	(673)	-	-	-	(673)
Other comprehensive income	-	-	-	-	-	-	1,504	1,504
Purchase of treasury stock	-	-	-	-	(3)	(17)	-	(17)
Stock compensation plans, net	29	-	1,360	-	-	-	-	1,360
Balance, December 31, 2017	32,917	3	485,285	(310,390)	(2,875)	(12,415)	499	162,982
Net income	-	-	-	7,301	-	-	-	7,301
Other comprehensive loss	-	-	-	-	-	-	(22)	(22)
Cash dividends ($0.05 per share)	-	-	-	(1,488)	-	-	-	(1,488)
Purchase of treasury stock	-	-	-	-	(621)	(5,687)	-	(5,687)
Stock compensation expense	-	-	2,652	-	-	-	-	2,652
Proceeds from exercise of options	327	-	467	-	-	-	-	467
Balance, December 31, 2018	33,244	3	488,404	(304,577)	(3,496)	(18,102)	477	166,205
Net income	-	-	-	18,972	-	-	-	18,972
Other comprehensive loss	-	-	-	-	-	-	(780)	(780)
Cash dividends ($0.10 per share)	-	-	-	(2,987)	-	-	-	(2,987)
Purchase of treasury stock	-	-	-	-	(359)	(4,167)	-	(4,167)
Stock compensation expense	-	-	2,949	-	-	-	-	2,949
Proceeds from exercise of options	371	-	1,000	-	-	-	-	1,000
Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192

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

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading designer, developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, PIEPS® and SKINourishment® brand names through outdoor specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra brand, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

Clarus Corporation, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) in May 2010 and changed its name to Black Diamond, Inc. in January 2011. In October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”).

On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange. On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”).

On May 7, 2018, the Company announced a “modified Dutch auction” tender offer for Clarus’ common stock, as well as the preferred share purchase rights associated with such shares (collectively, the “Shares”). On July 11, 2018, the tender offer expired, following which the Company announced it would accept 417,237 Shares for purchase at a price of $8.00 per Share, for an aggregate cost of approximately $3,338, excluding fees and expenses. The Company purchased shares of the Company’s common stock for $4,167 and $2,349 under the Company’s authorized stock repurchase program during the years ended December 31, 2019 and 2018, respectively.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  In 2019 and 2018, our total Quarterly Cash Dividends were $2,987 and $1,488, respectively. On January 24, 2020, the Company announced that its Board of Directors approved the payment on February 14, 2020 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on February 3, 2020.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Foreign Currency Transactions and Translation

The accounts of the Company’s international subsidiaries’ financial statements which have functional currencies other than the U.S. dollar are translated into U.S. dollars using the exchange rate at the balance sheet dates for assets and liabilities and average exchange rates for the periods for revenues, expenses, gains and losses. Foreign currency translation adjustments are recorded as a separate component of accumulated other comprehensive (loss) income. Foreign currency transaction gains and losses are included in other (expense) income in the consolidated statements of comprehensive income.

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2019 and 2018, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

The Company records its trade receivables at sales value and establishes a non-specific allowance for estimated doubtful accounts based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for doubtful accounts is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for doubtful accounts was $494 and $392 at December 31, 2019 and 2018, respectively. There were no significant write-offs of the Company’s accounts receivable during the years ended December 31, 2019, 2018, and 2017.

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

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: buildings, 30 years; building improvements, 20 years; computer hardware and software and machinery and equipment, 3-10 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Equipment under finance leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. Long-lived assets located outside of the United States are not considered material.

Lease Accounting (Right-of-Use Assets)

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

Variable lease payments are generally expensed as incurred and include certain non-lease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the right-of-use (“ROU”) asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed.  The quantitative impairment analysis involves estimating the fair value of the reporting unit based upon an acceptable valuation method under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. No impairment was recorded during the years ended December 31, 2019, 2018, and 2017.

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. The Company’s other intangible assets, such as certain customer lists and relationships, product technologies, tradenames, trademarks and core technologies are amortized over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable.

The Company’s indefinite lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS and Sierra with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. Initially, qualitative factors are considered to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Based on the results of the Company’s annual impairment tests during the years ended December 31, 2019, 2018, and 2017, no impairment of indefinite-lived intangible assets was recorded.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include, but are not limited to, vendor trade payables, accrued payrolls, accrued interest, derivative instruments and other estimated expenses. Accrued liabilities as of December 31, 2019 and 2018 were $9,559 and $7,446, respectively.

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated sales. The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure. These derivatives are carried at fair value on the Company’s consolidated balance sheets in prepaid and other current assets, other long-term assets, accounts payable and accrued liabilities, and other long-term liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged item is recognized in earnings.

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

Revenue Recognition

The Company recognizes revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery of point of sale transactions.

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

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities totaled $141 and $90 at December 31, 2019 and 2018, respectively. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the year ended December 31, 2019 and 2018 totaled $90 and $554, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Cost of Sales

The expenses that are included in cost of sales include all direct product costs and costs related to shipping, certain warehousing or handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow-moving inventory are also included in cost of sales. Certain warehousing or handling costs which are not associated with the manufacturing of goods for sale are excluded from cost of sales.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense, including cooperative advertising costs, were $4,588, $4,016, and $3,951 for the years ended December 31, 2019, 2018, and 2017, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were $287, $338, and $537 for the years ended December 31, 2019, 2018, and 2017, respectively, and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company recorded a liability for product warranties totaling $1,155 and $1,032 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018, and 2017, the Company experienced warranty claims on its products of $1,123, $999, and $949, respectively.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. Total research and development costs were $10,575, $9,471, and $7,984 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

During the years ended December 31, 2019, 2018 and 2017, Recreational Equipment, Inc. (“REI”) accounted for approximately 14%, 12% and 14%, respectively, of the Company’s sales and is included in the Black Diamond segment. No other single customer contributed more than 10% of our sales during those periods. As of December 31, 2019 and 2018, REI accounted for approximately 14% and 15% of the Company’s accounts receivable, respectively.

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its long-term debt obligations under its revolving credit facility approximates the carrying value at December 31, 2019 and 2018.

Segment Information

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments. The accounting policies of the segments are the same as those described above.

Recent Accounting Pronouncements

Accounting Pronouncements adopted During 2019

On January 1, 2019, the Company adopted ASC Topic 842, Leases, and elected the prospective method which was applied to all leases in effect as of January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under the new guidance, while prior period amounts are not adjusted and continue to be presented in accordance with ASC Topic 840, Leases.

Under the new guidance, lessees are required to recognize a lease liability and a ROU asset for all leases with terms greater than 12 months. Leases are now classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Classification is based upon the underlying asset’s existence, nature and timing of ownership transfer in the related lease. Leases previously defined as operating leases record lease expense based upon the related ROU asset amortization and lease liability interest expense using the interest method over the life of the lease. Leases previously defined as capital leases are now classified as a finance lease with no material changes to the accounting methodology.

Upon adoption of ASC 842, the Company recorded the present value of ROU assets and related lease liabilities for the Company’s outstanding operating leases over the remaining lease term at January 1, 2019 totaling $1,516.

Certain of the leases contain extension options of one to five years. At January 1, 2019, the Company is uncertain as to whether the extension options will be executed. Accordingly, no extension options were considered in the present value computations of the ROU assets or related lease liabilities.

The Company elected the package of practical expedients in transition for leases that commenced prior to January 1, 2019, whereby these contracts were not reassessed or reclassified from their previous assessments as of December 31, 2018. We also elected certain other practical expedients in transition, including not reassessing existing land easements as lease contracts. The Company has also elected to not record the ROU assets and related liabilities for outstanding leases as of January 1, 2019 with a remaining term of 12 months or less. In these cases, the Company recognizes a lease payment as an expense on a straight-line basis. See Note 16. Leases for the financial position impact and additional disclosures.

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

On January 1, 2019, the Company adopted ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income which allows for a reclassification from accumulated other comprehensive (loss) income to retained earnings for stranded tax effects resulting from the Tax Act. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. Adoption of this ASU did not impact the beginning retained earnings on January 1, 2019 or the Company’s consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

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

The Company believes the acquisition of Sierra is expected to provide the Company with the following benefits:

·	greater combined global revenue base;

·	increased diversification and seasonal balance;

·	increased gross margins, profitability and free cash flows;

·	advance the development, marketing and distribution of products; and

·	access to increased liquidity to further acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Estimated Fair Value
Total Purchase Consideration	$79,239

Assets Acquired and Liabilities Assumed
Assets
Cash	$1
Accounts receivable	2,686
Inventories	12,299
Prepaid and other current assets	128
Property and equipment	13,292
Amortizable other intangible assets	15,500
Identifiable indefinite lived intangible assets	18,900
Goodwill	17,745
Other long-term assets	15
Total Assets	80,566

Liabilities
Accounts payable and accrued liabilities	1,327
Total Liabilities	1,327

Net Book Value Acquired	$79,239

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

Year Ended December 31,
2017
Sales	$191,187
Net income	$6,604
Net income per share - basic	$0.22
Net income per share - diluted	$0.22

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

NOTE 3. INVENTORIES

Inventories, as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Finished goods	$59,452	$51,626
Work-in-process	7,474	6,221
Raw materials and supplies	6,506	7,086
	$73,432	$64,933

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Land	$3,160	$3,160
Building and improvements	6,964	6,870
Furniture and fixtures	5,255	4,376
Computer hardware and software	5,298	4,863
Machinery and equipment	21,578	21,004
Construction in progress	1,690	1,761
	43,945	42,034
Less accumulated depreciation	(21,026)	(18,633)
	$22,919	$23,401

Depreciation expense was $4,550, $4,423, and $2,883 for the years ended December 31, 2019, 2018, and 2017, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Black Diamond	Sierra	Total
Balance at December 31, 2017	$-	$17,745	$17,745

Increase due to working capital adjustment	-	345	345

Balance at December 31, 2018	$-	$18,090	$18,090

Balance at December 31, 2019	$-	$18,090	$18,090

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2018	$41,694

Impact of foreign currency exchange rates	(64)

Balance at December 31, 2019	$41,630

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2018	$33,010

Impact of foreign currency exchange rates	(93)

Gross balance at December 31, 2019	$32,917

Other intangible assets, net of amortization as of December 31, 2019 and 2018, were as follows:

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$25,995	$(13,392)	$12,603	15.2 years
Product technologies	4,712	(2,416)	2,296	11.9 years
Tradename / trademark	1,263	(386)	877	9.4 years
Core technologies	947	(907)	40	10.0 years
	$32,917	$(17,101)	$15,816	14.3 years

	December 31, 2018
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$26,047	$(10,710)	$15,337	15.2 years
Product technologies	4,753	(1,853)	2,900	11.9 years
Tradename / trademark	1,263	(218)	1,045	9.4 years
Core technologies	947	(813)	134	10.0 years
	$33,010	$(13,594)	$19,416	14.3 years

Amortization expense for the years ended December 31, 2019, 2018, and 2017, was $3,552, $3,873, and $2,376, respectively. Future amortization expense for other intangible assets as of December 31, 2019 is as follows:

Years Ending December 31,	Amortization Expense
2020	$3,039
2021	2,621
2022	2,311
2023	2,041
2024	1,802
Thereafter	4,002
$15,816

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt as of December 31, 2019 and 2018, was as follows:

	December 31,
	2019	2018
Revolving credit facility (a)	$22,670	$22,062
Other	-	84
	22,670	22,146
Less current portion	-	(41)
	$22,670	$22,105

(a)	As of December 31, 2019, the Company had drawn $22,670 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024.

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

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Eurodollar rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings, however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio. The Company pays interest monthly on any borrowings on the Credit Agreement. As of December 31, 2019, the rate was 3.3125%.

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2019.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The aggregate maturities of the revolving credit facility for the years subsequent to December 31, 2019 are as follows:

2020	$-
2021	-
2022	-
2023	-
2024	22,670
Total future long-term debt payments	22,670
Less current portion	-
Long-term debt obligations	$22,670

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

At December 31, 2019, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At December 31, 2019, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $45 on all contracts at December 31, 2019. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedged instruments as of December 31, 2019 and 2018:

	December 31, 2019
	Notional	Latest
	Amount	Maturity
Foreign exchange contracts - Canadian Dollars	$15,932	February 2021
Foreign exchange contracts - Euros	€18,168	February 2021
Foreign exchange contracts - Swiss Francs	CHF 661	August 2020

	December 31, 2018
	Notional	Latest
	Amount	Maturity
Foreign exchange contracts - Canadian Dollars	$6,166	August 2019
Foreign exchange contracts - Euros	€10,710	February 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged transaction is recognized. Gains of $1,017 and $256 were reclassified to sales during the years ended December 31, 2019 and 2018, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2019 and 2018:

	Classification	December 31, 2019	December 31, 2018
Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$226	$729

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$152	$-
Forward exchange contracts	Other long-term liabilities	$29	$5

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total
Balance as of December 31, 2017	$905	$(406)	$499
Other comprehensive (loss) income before reclassifications	(1,031)	1,382	351
Amounts reclassified from other comprehensive income (loss)	199	(572)	(373)
Net current period other comprehensive (loss) income	(832)	810	(22)
Balance as of December 31, 2018	73	404	477
Other comprehensive (loss) income before reclassifications	(359)	487	128
Amounts reclassified from other comprehensive income (loss)	-	(908)	(908)
Net current period other comprehensive loss	(359)	(421)	(780)
Balance as of December 31, 2019	$(286)	$(17)	$(303)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2019 and 2018 were as follows:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Year ended December 31,
Statements of Comprehensive Income	2019	2018
Foreign exchange contracts:
Sales	$1,017	$256
Less: Income tax expense (benefit)	109	(316)
Amount reclassified, net of tax	$908	$572

Foreign currency translation adjustments:
Other, net	-	(199)
Total reclassifications from AOCI	$908	$373

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

NOTE 9. FAIR VALUE MEASUREMENTS

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants, under a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1-	inputs to the valuation methodology are quoted market prices for identical assets or liabilities in active markets.

Level 2-	inputs to the valuation methodology include quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability.

Level 3-	inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$226	$-	$226
	$-	$226	$-	$226

Liabilities
Forward exchange contracts	$-	$181	$-	$181
	$-	$181	$-	$181

	December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Forward exchange contracts	$-	$729	$-	$729
	$-	$729	$-	$729

Liabilities
Forward exchange contracts	$-	$5	$-	$5
	$-	$5	$-	$5

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2019 and 2018.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2019	2018	2017
Weighted average shares outstanding - basic	29,820	29,915	30,022
Effect of dilutive stock awards	1,173	340	-
Weighted average shares outstanding - diluted	30,993	30,255	30,022

Net income (loss) per share:
Basic	$0.64	$0.24	$(0.02)
Diluted	0.61	0.24	(0.02)

For the years ended December 31, 2019, 2018, and 2017, equity awards of 702, 1,164, and 3,009, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income (loss) per share for these periods.

NOTE 11. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2019, the number of shares authorized and reserved for issuance under the 2015 Plan is 6,655 shares, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2019, the Company issued stock options for an aggregate of 188 shares under the 2015 Plan to directors and employees of the Company. Of the 188 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. The remaining 150 options issued vest in three equal tranches on June 5, 2020, 2021 and 2022.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	2019	2018	2017
Number of options	188	1,938	363	100
Option vesting period	1 - 3 Years	1 - 5 Years	1-2 Years	Immediate
Grant price	$13.21	$6.80 - $10.21	$6.10 - $6.15	$6.10
Dividend yield	0.76%	0.00% - 1.09%	0.00%	0.00%
Expected volatility (a)	41.0% - 41.2%	40.6% - 42.5%	41.9% - 42.2%	46.90%
Risk-free interest rate	1.88% - 1.93%	2.65% - 3.09%	1.80%	1.41%
Expected life (years) (b)	5.31 - 6.00	5.00 - 6.50	5.31 - 5.33	2.75
Weighted average fair value	$4.87 - $5.13	$2.77 - $4.08	$2.45 - $2.49	$1.20

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2019, 2018, and 2017 was $952, $6,059, and $1,020, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	January 7, 2019	June 1, 2017
Number issued	500	250	250
Vesting period	$15.00 stock price target	$10.00 stock price target	$12.00 stock price target
Grant price	$10.21	$6.10	$6.10
Expected volatility	42.4%	42.4%	42.4%
Risk-free interest rate	2.53%	1.76%	1.76%
Expected term (years)	4.28 - 5.28	1.62	2.13
Weighted average fair value	$7.92	$4.30	$3.68

Using these assumptions, the fair value of the market condition restricted stock awards granted on January 7, 2019 was approximately $3,753 and June 1, 2017 was approximately $1,995.

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2019	2018	2017
Restricted stock awards	$1,058	$1,158	$658
Stock options	1,891	1,494	523
Total	$2,949	$2,652	$1,181

For the years ended December 31, 2019, 2018, and 2017, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2019 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2018	3,956	$7.52	$10,286	350

Granted	188	13.21		500
Exercised or vested	(121)	8.28		(250)
Expired	-	-		-
Cancelled	-	-		-
Forfeited	(112)	9.41		-
Outstanding at December 31, 2019	3,911	$7.72	$22,840	600

Options exercisable at December 31, 2019	2,702	7.61	$16,075

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2019:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.38 - $12.40	3,713	2,664	4.9	4.9	$7.53
$12.40 - $13.38	198	38	8.4	8.1	$13.25
	3,911	2,702	5.1	5.1	$7.61

The intrinsic value of options exercised was $607, $315, and $28 during the years ended December 31, 2019, 2018, and 2017, respectively. The intrinsic value of restricted stock awards vested was $3,252, $2,720, and $0 during the years ended December 31, 2019, 2018, and 2017, respectively. Total fair value of options vested during the years ended December 31, 2019, 2018, and 2017 was $1,610, $1,757, and $1,123, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2019, 2018, and 2017 was $919, $1,076, and $0, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2019, there were 1,209 unvested stock options and unrecognized compensation cost of $4,092 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation cost of $2,928 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 2.9 years and 3.6 years, respectively.

NOTE 12. RESTRUCTURING

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and completed the plan in 2018 with a final payment in 2019. During the year ended December 31, 2019, 2018 and 2017, we incurred $13, $137 and $160, respectively, of restructuring charges related to the 2015 Restructuring Plan. We have incurred $2,694 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

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

NOTE 14. INCOME TAXES

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

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

Consolidated income (loss) before income taxes consists of the following:

	Year Ended December 31,
	2019	2018	2017
U.S. operations	$8,553	$8,998	$(4,794)
Foreign operations	1,428	(2,525)	(966)
Income (loss) before income tax	$9,981	$6,473	$(5,760)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The components of the (benefit) provision for income taxes consist of the following:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(41)	$(74)	$255
State and local	179	41	-
Foreign	111	295	150
	249	262	405
Deferred:
Federal	1,133	2,645	16,752
State and local	(156)	326	(374)
Foreign	3,273	(575)	(110)
	4,250	2,396	16,268
Change in valuation allowance for deferred income taxes	(13,490)	(3,486)	(21,760)
	(9,240)	(1,090)	(5,492)

Income tax benefit	$(8,991)	$(828)	$(5,087)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2019	2018	2017
Statutory income tax expense (benefit)	21.0%	21.0%	(34.0)%
Increase (decrease) in income taxes resulting from:
Foreign taxes	0.2	(0.9)	1.7
State income taxes, net of federal income taxes	1.9	3.4	(2.3)
Income tax credits	(5.6)	(6.8)	(5.0)
Incentive stock options	(3.7)	1.3	5.5
Change in effective state rate	(0.1)	0.3	(1.5)
Deferred tax asset write-off	31.4	21.7	-
Translation loss	-	-	(6.9)
Impact of tax reform	-	-	(105.7)
Other	0.7	1.1	3.3
Change in valuation allowance	(135.9)	(53.9)	56.6
Income tax benefit	(90.1)%	(12.8)%	(88.3)%

The deferred tax asset write-off represents a write-off of a historical investment that is fully offset by a release in the valuation allowance.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$40,949	$44,885
Non-cash compensation	1,622	1,384
Accrued liabilities	263	282
Reserves and other	1,027	1,138
Intangibles	84	233
	43,945	47,922
Valuation allowance	(28,632)	(42,122)
Net deferred tax assets	15,313	5,800
Deferred tax liabilities:
Depreciation	(1,091)	(966)
Intangibles	(7,542)	(7,628)
Other	-	(125)
	(8,633)	(8,719)

Total	$6,680	$(2,919)

The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2019, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

The net change in the valuation allowance for deferred income tax assets was ($13,490), ($3,689), and ($21,851) during the years ended December 31, 2019, 2018, and 2017, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2019, 2018, and 2017 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments (a)	Balance at End of Year
2017	$67,662	$3,166	$(25,017)	$45,811
2018	$45,811	$(3,486)	$(203)	$42,122
2019	$42,122	$(13,473)	$(17)	$28,632

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

(a)	During the year ended December 31, 2017, the decrease in valuation allowance is due to the Tax Act.

As of December 31, 2019, the Company had net operating loss and research and experimentation credit for U.S. federal income tax purposes of $131,621 and $4,250, respectively. The Company believes its U.S. Federal net operating loss (“NOL”) will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2019

Expiration Dates December 31,	Net Operating Loss Amount
2022	$111,049
2023	5,712
2024	3,566
2025 and beyond	11,294
Total	$131,621

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

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017 are follows:

	December 31,
	2019	2018	2017
Balance, beginning of year	$545	$476	$1,135
Additions for current year tax positions	77	69	91
Additions for prior year tax positions	11	-	-
Reductions for prior year tax positions	(72)	-	(13)
Payments in settlement	-	-	(737)
Balance, end of year	$561	$545	$476

Included in the balance of total unrecognized tax benefits at December 31, 2019 and 2018, are potential benefits of $561 and $545, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $462 and $384 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2019 and 2018, respectively.

Interest and penalty expense recognized related to uncertain tax positions amounted to $0, $0, and $13 during the years ending December 31, 2019, 2018, and 2017, respectively. Total accrued interest and penalties as of December 31, 2019 and 2018 were $4 and $9, respectively, and were included in accounts payable and accrued liabilities.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 15. SEGMENT INFORMATION

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

·	Our Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Black Diamond segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

·	Our Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  During the year ended December 31, 2019, revenue for the categories of climb, mountain, ski and sport was 31%, 34%, 22% and 13%, respectively. During the year ended December 31, 2018, revenue for the categories of climb, mountain, ski and sport was 30%, 34%, 19% and 17%, respectively.

Financial information for our segments is as follows:

	Year Ended December 31,
	2019	2018	2017
Sales to external customers:
Black Diamond
Domestic sales	$100,294	$86,432	$81,166
International sales	99,652	90,314	79,165
Total Black Diamond	199,946	176,746	160,331
Sierra
Domestic sales	21,457	26,105	7,437
International sales	8,034	9,290	2,919
Total Sierra	29,491	35,395	10,356
Total sales to external customers	229,437	212,141	170,687
Segment operating income:
Black Diamond	15,553	11,102	4,215
Sierra	4,008	5,808	(344)
Total segment operating income	19,561	16,910	3,871
Restructuring charge	(13)	(137)	(160)
Merger and integration	-	-	(82)
Transaction costs	(166)	(503)	(2,088)
Corporate and other expenses	(8,043)	(8,458)	(6,013)
Interest expense, net	(1,358)	(1,339)	(1,288)
Income (loss) before income tax	$9,981	$6,473	$(5,760)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of December 31, 2019 and 2018, were as follows:

	December 31,
	2019	2018
Black Diamond	$147,261	$138,029
Sierra	72,104	72,796
Corporate	10,900	2,303
	$230,265	$213,128

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2019	2018	2017
Capital expenditures:
Black Diamond	$2,636	$2,560	$2,699
Sierra	1,480	805	148
Total capital expenditures	$4,116	$3,365	$2,847
Depreciation:
Black Diamond	$2,645	$2,469	$2,254
Sierra	1,905	1,954	629
Total depreciation	$4,550	$4,423	$2,883
Amortization:
Black Diamond	$1,111	$1,099	$1,081
Sierra	2,441	2,774	1,295
Total amortization	$3,552	$3,873	$2,376

NOTE 16. LEASES

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

Operating lease ROU assets and liabilities as of December 31, 2019 are as follows:

	Balance Sheet Classification	December 31, 2019
Assets
Operating lease ROU assets	Other long-term assets	$1,200

Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$681
Noncurrent operating lease liabilities	Other long-term liabilities	$500

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Operating lease costs are as follows:

	Affected line item in the Consolidated Statements of Comprehensive Income	Year Ended December 31, 2019
Lease costs	Cost of goods sold, Selling, general and administrative	$750
Variable lease costs	Cost of goods sold, Selling, general and administrative	208
Short-term lease costs	Cost of goods sold, Selling, general and administrative	228
		$1,186

The maturity of operating lease liabilities as of December 31, 2019 are as follows:

Years Ending December 31,	Operating Lease Payments
2020	$732
2021	344
2022	88
2023	28
2024 and thereafter	38
Total future lease payments	1,230
Less: amount representing interest	(49)
Present value of future lease payments	1,181
Less: current lease obligations	(681)
Long-term lease obligations	$500

As of December 31, 2019, our operating leases have a weighted-average remaining lease term of 2.0 years and a weighted-average discount rate of 3.97%. Total rent expense of the Company for the years ended December 31, 2018 and 2017 was $838 and $865, respectively, as determined prior to the adoption of ASC 842. Future minimum lease payments required under noncancelable operating leases that have initial or remaining noncancelable lease term in excess of one year at December 31, 2018 as determined prior to the adoption of ASC 842 are as follows:

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2019 and 2018. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$61,218	$46,994	$60,203	$61,022
Gross profit	22,056	15,992	20,557	21,686
Operating income (loss)	4,417	(1,241)	4,077	4,179
Net income (loss)	3,787	(694)	3,492	12,387

Net income (loss) per share:
Basic	$0.13	$(0.02)	$0.12	$0.42
Diluted	0.12	(0.02)	0.11	0.40

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Net sales	$53,267	$45,881	$55,686	$57,307
Gross profit	17,827	15,860	19,857	20,418
Operating income (loss)	494	(123)	4,012	3,788
Net income (loss)	403	(777)	4,127	3,548

Net income (loss) per share:
Basic	$0.01	$(0.03)	$0.14	$0.12
Diluted	0.01	(0.03)	0.14	0.12

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2019, were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2019. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clarus Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 9, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 9, 2020

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2020 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities Exchange Commission (the “SEC”) not later than 120 days after December 31, 2019.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2020 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2020 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2020 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2020 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2019.

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

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit
2.1	Purchase and Sale Agreement by and among Everest/Sapphire Acquisition, LLC Sierra Bullets L.L.C., BHH Management, Inc. and Lumber Management, Inc., dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2017 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the SEC on November 6, 2002 and incorporated herein by reference).

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2003 and incorporated herein by reference).

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2011 and incorporated herein by reference).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2017 and incorporated herein by reference).

3.5	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the SEC on November 6, 2002 and incorporated herein by reference).

3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).

3.7	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2010 and incorporated herein by reference).

3.8	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010 and incorporated herein by reference).

3.9	Amendment No. 4 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2016 and incorporated herein by reference).

3.10	Amendment No. 5 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2017 and incorporated herein by reference).

3.11	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2008 and incorporated herein by reference).

CLARUS CORPORATION

Exhibit Number	Exhibit
4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

4.3	Rights Agreement, dated as of February 12, 2008, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2008 and incorporated herein by reference).

4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2008 and incorporated herein by reference).

10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2002 and incorporated herein by reference).

10.2	Employment Agreement between the Company and Warren B. Kanders, dated as of June 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2017 and incorporated herein by reference). +

10.3	Employment Agreement, dated as of May 16, 2016, between the Company and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 20, 2016 and incorporated herein by reference). +

10.4	Employment Agreement between the Company and John Walbrecht, dated as of September 23, 2016 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 15, 2018 and incorporated herein by reference). +

10.5	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the SEC on May 2, 2005 and incorporated herein by reference). +

10.6	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2010 and incorporated herein by reference). +

10.7	Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the SEC on November 9, 2015 and incorporated herein by reference). +

10.8	Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 and incorporated herein by reference). +

10.9	Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 and incorporated herein by reference). +

10.10	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2010 and incorporated herein by reference).

10.11	Credit Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2019 and incorporated herein by reference).

CLARUS CORPORATION

Exhibit Number	Exhibit
10.12	Pledge and Security Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C., Everest/Sapphire Acquisition, LLC, BD European Holdings, LLC, SKINourishment, LLC, Black Diamond Retail – Alaska, LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2019 and incorporated herein by reference).

10.13	Letter to Kennedy Capital Management, Inc. dated September 18, 2017 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017 and incorporated herein by reference).

10.14	Letter to Wynnefield Capital, Inc. dated September 22, 2017 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017 and incorporated herein by reference).

10.15	Letter to Greenhouse Funds LLLP dated November 7, 2017 (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017 and incorporated herein by reference).

10.16	Letter to Brown Advisory Incorporated dated May 4, 2018 (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2018 and incorporated herein by reference).

10.17	Letter to ArrowMark Colorado Holdings, LLC dated January 25, 2019 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2019 and incorporated herein by reference).

21.1	Subsidiaries of the Company.**

23.1	Consent of Independent Registered Public Accounting Firm. **

23.2	Consent of Independent Registered Public Accounting Firm. **

31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002.***

101.INS	XBRL Instance Document. **

101.SCH	XBRL Taxonomy Extension Schema Document. **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **

+	Management contract or compensatory plan or arrangement.

**	Filed herewith

***	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 9, 2020
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