Form 10-Q
period 2020-03-31
Clarus Corp
filed 2020-05-11
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2020

or

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

As of May 6, 2020, there were 29,759,620 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets
Cash	$12,796	$1,703
Accounts receivable, less allowance for credit losses and
doubtful accounts of $889 and $494, respectively	38,834	41,628
Inventories	69,084	73,432
Prepaid and other current assets	5,881	3,787
Income tax receivable	326	322
Total current assets	126,921	120,872

Property and equipment, net	22,781	22,919
Other intangible assets, net	15,006	15,816
Indefinite lived intangible assets	41,570	41,630
Goodwill	18,090	18,090
Deferred income taxes	7,648	7,904
Other long-term assets	3,100	3,034
Total assets	$235,116	$230,265

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,817	$24,304
Income tax payable	88	260
Total current liabilities	19,905	24,564

Long-term debt	32,063	22,670
Deferred income taxes	1,188	1,224
Other long-term liabilities	451	615
Total liabilities	53,607	49,073

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
33,615 and 33,615 issued and 29,760 and 29,760 outstanding, respectively	3	3
Additional paid in capital	492,966	492,353
Accumulated deficit	(289,300)	(288,592)
Treasury stock, at cost	(22,269)	(22,269)
Accumulated other comprehensive income (loss)	109	(303)
Total stockholders' equity	181,509	181,192
Total liabilities and stockholders' equity	$235,116	$230,265

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2020	March 31, 2019

Sales
Domestic sales	$28,548	$30,589
International sales	25,007	30,629
Total sales	53,555	61,218

Cost of goods sold	35,043	39,162
Gross profit	18,512	22,056

Operating expenses
Selling, general and administrative	17,370	17,580
Restructuring charge	-	13
Transaction costs	250	46

Total operating expenses	17,620	17,639

Operating income	892	4,417

Other expense
Interest expense, net	(311)	(310)
Other, net	(531)	(23)

Total other expense, net	(842)	(333)

Income before income tax	50	4,084
Income tax expense	14	297
Net income	36	3,787

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(401)	(373)
Unrealized gain (loss) on hedging activities	813	(89)
Other comprehensive income (loss)	412	(462)
Comprehensive income	$448	$3,325

Net income per share:
Basic	$0.00	$0.13
Diluted	0.00	0.12

Weighted average shares outstanding:
Basic	29,760	29,748
Diluted	30,942	30,673

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash Flows From Operating Activities:
Net income	$36	$3,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,117	1,103
Amortization of intangible assets	772	889
Amortization of debt issuance costs	77	64
(Gain) loss on disposition of property and equipment	(3)	31
Noncash lease expense	171	159
Stock-based compensation	613	785
Deferred income taxes	4	162
Changes in operating assets and liabilities:
Accounts receivable	2,568	(1,921)
Inventories	4,061	2,589
Prepaid and other assets	(1,103)	(295)
Accounts payable and accrued liabilities	(4,675)	(1,655)
Income taxes	(139)	7
Net cash provided by operating activities	3,499	5,705

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	3	1
Purchase of property and equipment	(1,302)	(1,046)
Net cash used in investing activities	(1,299)	(1,045)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	20,160	51,941
Repayments on revolving credit facilities	(10,767)	(55,732)
Repayments of financing and capital leases	-	(31)
Cash dividends paid	(744)	(746)
Net cash provided by (used in) financing activities	8,649	(4,568)

Effect of foreign exchange rates on cash	244	(56)

Change in cash	11,093	36
Cash, beginning of period	1,703	2,486
Cash, end of period	$12,796	$2,522

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$182	$75
Cash paid for interest	$252	$258
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$94	$145
Lease liabilities arising from obtaining right of use assets	$80	$1,516

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	3,787	-	-	-	3,787
Other comprehensive loss	-	-	-	-	-	-	(462)	(462)
Cash dividends ($0.025 per share)	-	-	-	(746)	-	-	-	(746)
Stock-based compensation expense	-	-	785	-	-	-	-	785
Balance, March 31, 2019	33,244	$3	$489,189	$(301,536)	(3,496)	$(18,102)	$15	$169,569

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	36	-	-	-	36
Other comprehensive income	-	-	-	-	-	-	412	412
Cash dividends ($0.025 per share)	-	-	-	(744)	-	-	-	(744)
Stock-based compensation expense	-	-	613	-	-	-	-	613
Balance, March 31, 2020	33,615	$3	$492,966	$(289,300)	(3,855)	$(22,269)	$109	$181,509

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2020 are not necessarily indicative of the results to be obtained for the year ending December 31, 2020. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the COVID-19 pandemic, its Board of Directors had temporarily replaced its Quarterly Cash Dividend with a stock dividend. Each record holder of shares of the Company’s common stock as of the close of business on May 11, 2020 (the “Record Date”) will be entitled to receive 0.00234 of a share of the Company’s common stock for each share of common stock held on the Record Date. The Company will distribute the stock dividend on May 22, 2020, the distribution date. No fractional shares will be issued, and stockholders will receive cash for such fractional interests based on the closing market price of the Company’s common stock on the Record Date. The quarterly stock dividend will have a value of $0.025 per share, based on the closing market price on April 30, 2020. The dividend reflects an aggregate distribution of approximately 70 shares with a market value of approximately $744.

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

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, retail and distribution partners, suppliers, and customers.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The decline in retail demand over the second half of March 2020 negatively impacted our sales and profitability for the first quarter of 2020. We also expect an adverse impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Quarterly Report.

We are mitigating some of the negative impacts to our operating results by taking significant actions, including postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures might include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly. Sustained adverse impacts to the Company, certain suppliers, dealers or customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Estimates are used to record the allowance for credit losses and doubtful accounts, liabilities for product warranties, excess or obsolete inventory, valuation of deferred tax assets, and valuation of long-lived assets, goodwill and other intangible assets. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

Accounting Pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which is being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard was effective upon issuance and allowed application to contract changes as early as January 1, 2020. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period.

NOTE 2. INVENTORIES

Inventories, as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019

Finished goods	$55,380	$59,452
Work-in-process	6,885	7,474
Raw materials and supplies	6,819	6,506
	$69,084	$73,432

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019

Land	$3,160	$3,160
Building and improvements	6,964	6,964
Furniture and fixtures	5,486	5,255
Computer hardware and software	5,408	5,298
Machinery and equipment	22,536	21,578
Construction in progress	1,334	1,690
	44,888	43,945
Less accumulated depreciation	(22,107)	(21,026)
	$22,781	$22,919

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2019	$-	$18,090	$18,090

Balance at March 31, 2020	$-	$18,090	$18,090

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2019	$41,630

Impact of foreign currency exchange rates	(60)

Balance at March 31, 2020	$41,570

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2019	$32,917

Impact of foreign currency exchange rates	(86)

Gross balance at March 31, 2020	$32,831

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019

Customer lists and relationships	$25,947	$25,995
Product technologies	4,674	4,712
Tradename / trademark	1,263	1,263
Core technologies	947	947
	32,831	32,917
Less accumulated amortization	(17,825)	(17,101)
	$15,006	$15,816

NOTE 5. LONG-TERM DEBT

Long-term debt as of March 31, 2020 and December 31, 2019, was as follows:

	March 31, 2020	December 31, 2019

Revolving credit facility (a)	$32,063	$22,670
	32,063	22,670
Less current portion	-	-
	$32,063	$22,670

(a)	As of March 31, 2020, the Company had drawn $32,063 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of March 31, 2020 and December 31, 2019, the rate was 2.4375% and 3.3125%, respectively.

The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2020.

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

At March 31, 2020, the Company’s derivative contracts had remaining maturities of approximately one year or less. The counterparty to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparty is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At March 31, 2020, there was no such exposure to the counterparty. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $1,361 on all contracts at March 31, 2020. The Company’s derivative counterparty has strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedging instruments as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$13,762	February 2021
Foreign exchange contracts - Euros	€23,555	February 2021
Foreign exchange contracts - Swiss Francs	CHF 580	August 2020

	December 31, 2019
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$15,932	February 2021
Foreign exchange contracts - Euros	€18,168	February 2021
Foreign exchange contracts - Swiss Francs	CHF 661	August 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $288 and $281 were reclassified to sales during the three months ended March 31, 2020 and 2019, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2019 and December 31, 2019:

	Classification	March 31, 2020	December 31, 2019

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$1,385	$226

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$24	$152
Forward exchange contracts	Other long-term liabilities	$-	$29

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$73	$404	$477
Other comprehensive (loss) income before reclassifications	(373)	168	(205)
Amounts reclassified from other comprehensive income (loss)	-	(257)	(257)
Net current period other comprehensive loss	(373)	(89)	(462)
Balance as of March 31, 2019	$(300)	$315	$15

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive (loss) income before reclassifications	(401)	1,032	631
Amounts reclassified from other comprehensive income (loss)	-	(219)	(219)
Net current period other comprehensive (loss) income	(401)	813	412
Balance as of March 31, 2020	$(687)	$796	$109

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2020 and 2019, were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Three Months Ended
Statements of Comprehensive Income	March 31, 2020	March 31, 2019
Foreign exchange contracts:
Sales	$288	$281
Less: Income tax expense	69	24
Amount reclassified, net of tax	$219	$257

Total reclassifications from AOCI	$219	$257

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$1,385	$-	$1,385
	$-	$1,385	$-	$1,385

Liabilities
Forward exchange contracts	$-	$24	$-	$24
	$-	$24	$-	$24

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$226	$-	$226
	$-	$226	$-	$226

Liabilities
Forward exchange contracts	$-	$181	$-	$181
	$-	$181	$-	$181

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2020 and December 31, 2019.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2020	March 31, 2019

Weighted average shares outstanding - basic	29,760	29,748
Effect of dilutive stock awards	1,182	925
Weighted average shares outstanding - diluted	30,942	30,673

Net income per share:
Basic	$0.00	$0.13
Diluted	0.00	0.12

For the three months ended March 31, 2020 and 2019, equity awards of 798 and 860, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of earnings per share for these periods.

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

During the three months ended March 31, 2020, the Company issued stock options for an aggregate of 125 shares under the 2015 Plan to employees of the Company. The 125 options issued vest in four equal tranches on December 31, 2020, 2021, 2022 and 2023.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2020

Number of options	125
Option vesting period	4 Years
Grant price	$11.84
Dividend yield	0.84%
Expected volatility (a)	40.9%
Risk-free interest rate	0.65%
Expected life (years) (b)	6.25
Weighted average fair value	$4.35

(a)	Expected volatility is based upon the Company’s historical volatility.

(b)	The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the three months ended March 31, 2020 was $543, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2020 and 2019 was $613 and $785, respectively. For the three months ended March 31, 2020 and 2019, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2020, there were 1,325 unvested stock options and unrecognized compensation cost of $4,228 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation costs of $2,724 related to unvested restricted stock awards.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 12. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company had recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the deferred tax assets as of March 31, 2020 and December 31, 2019, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss (“NOL”) carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2019, the Company had NOL and research and experimentation credit for U.S. federal income tax purposes of $131,621 and $4,250, respectively. The Company believes its NOL will offset some of its future U.S. federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates

December 31, 2019

Expiration Dates December 31,	Net Operating Loss Amount
2022	$111,049
2023	5,712
2024	3,566
2025 and beyond	11,294
Total	$131,621

NOTE 13. SEGMENT INFORMATION

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•	Our Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Black Diamond segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

•	Our Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets and ammunition are used for precision target shooting, hunting and military and law enforcement purposes.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category as a percentage of total consolidated revenues is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019

Climb	37%	35%
Mountain	31%	31%
Ski	18%	20%
Sport	14%	14%

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities were not material at March 31, 2020 and December 31, 2019. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three months ended March 31, 2020 and 2019 were not material. No other material remaining performance obligations exist at March 31, 2020.

Financial information for our segments is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Sales to external customers:
Black Diamond
Domestic sales	$22,688	$24,532
International sales	23,107	27,869
Total Black Diamond	45,795	52,401
Sierra
Domestic sales	5,860	6,057
International sales	1,900	2,760
Total Sierra	7,760	8,817
Total sales to external customers	53,555	61,218
Segment operating income:
Black Diamond	1,674	5,176
Sierra	1,472	1,661
Total segment operating income	3,146	6,837
Restructuring charge	-	(13)
Transaction costs	(250)	(46)
Corporate and other expenses	(2,535)	(2,384)
Interest expense, net	(311)	(310)
Income before income tax	$50	$4,084

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of March 31, 2020 and December 31, 2019, were as follows:

	March 31, 2020	December 31, 2019

Black Diamond	$140,282	$147,261
Sierra	74,579	72,104
Corporate	20,255	10,900
	$235,116	$230,265

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2020	March 31, 2019
Capital expenditures:
Black Diamond	$989	$764
Sierra	313	282
Total capital expenditures	$1,302	$1,046
Depreciation:
Black Diamond	$685	$611
Sierra	432	492
Total depreciation	$1,117	$1,103
Amortization:
Black Diamond	$276	$279
Sierra	496	610
Total amortization	$772	$889

NOTE 14. SUBSEQUENT EVENT

Purchase Agreement

As previously disclosed, on March 10, 2020, Everest/Sapphire Acquisition, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire S.K.B. Corporation, a California corporation.

Given the recent events surrounding the COVID-19 global pandemic, and the economic uncertainties in the United States and globally as a result thereof, each of the parties to the Purchase Agreement entered into a letter agreement dated April 30, 2020, mutually agreeing that the Purchase Agreement had expired on April 30, 2020 and was no longer effective.

Credit Agreement

Under the Credit Agreement, the Company had access to a term loan facility that would be available for drawdown until May 3, 2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers; the Company’s ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; and the Company’s ability to maintain a quarterly dividend. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the COVID-19 pandemic, its Board of Directors had temporarily replaced its Quarterly Cash Dividend with a stock dividend. Each record holder of shares of the Company’s common stock as of the close of business on May 11, 2020 (the “Record Date”) will be entitled to receive 0.00234 of a share of the Company’s common stock for each share of common stock held on the Record Date. The Company will distribute the stock dividend on May 22, 2020, the distribution date. No fractional shares will be issued, and stockholders will receive cash for such fractional interests based on the closing market price of the Company’s common stock on the Record Date. The quarterly stock dividend will have a value of $0.025 per share, based on the closing market price on April 30, 2020. The dividend reflects an aggregate distribution of approximately 70 shares with a market value of approximately $744.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020 and has negatively affected the U.S. and global economy, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, retail and distribution partners, suppliers, and customers.

The decline in retail demand over the second half of March 2020 negatively impacted our sales and profitability for the first quarter of 2020. We also expect an adverse impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of this Quarterly Report. We generally expect the second quarter of 2020 to be the most significantly impacted with sequential improvement throughout the remainder of the fiscal year.

We are mitigating some of the negative impacts to our operating results by taking significant actions, including postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures might include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures are expected to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Sustained adverse impacts to the Company, certain suppliers, dealers or customers may also affect the Company’s future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2019.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Accounting Pronouncements Issued Not Yet Adopted

See “Accounting Pronouncements Not Yet Adopted” in Note 1 to the notes to the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended March 31, 2020 Compared to Condensed Consolidated Three Months Ended March 31, 2019

The following presents a discussion of condensed consolidated operations for the three months ended March 31, 2020, compared with the condensed consolidated three months ended March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019

Sales
Domestic sales	$28,548	$30,589
International sales	25,007	30,629
Total sales	53,555	61,218

Cost of goods sold	35,043	39,162
Gross profit	18,512	22,056

Operating expenses
Selling, general and administrative	17,370	17,580
Restructuring charge	-	13
Transaction costs	250	46

Total operating expenses	17,620	17,639

Operating income	892	4,417

Other expense
Interest expense, net	(311)	(310)
Other, net	(531)	(23)

Total other expense, net	(842)	(333)

Income before income tax	50	4,084
Income tax expense	14	297
Net income	$36	$3,787

Sales

Consolidated sales decreased $7,663, or 12.5%, to $53,555 during the three months ended March 31, 2020, compared to consolidated sales of $61,218 during the three months ended March 31, 2019. We believe lower consumer demand related to the COVID-19 pandemic drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period, resulting in a $6,168 decrease in sales. We also experienced a decrease in the quantity of new and existing sport products sold and a decrease in sales of $438 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2020 compared to the prior period.

Consolidated domestic sales decreased $2,041, or 6.7%, to $28,548 during the three months ended March 31, 2020, compared to consolidated domestic sales of $30,589 during the three months ended March 31, 2019. We believe the decrease in domestic sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period, resulting in a $1,844 decrease in sales. We also experienced a decrease in the quantity of new and existing sport products sold.

Consolidated international sales decreased $5,622, or 18.4%, to $25,007 during the three months ended March 31, 2020, compared to consolidated international sales of $30,629 during the three months ended March 31, 2019. We believe the decrease in international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period, resulting in a $4,323 decrease in sales. We also experienced a decrease in the quantity of new and existing sport products sold and a decrease in sales of $438 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2020 compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold decreased $4,119, or 10.5%, to $35,043 during the three months ended March 31, 2020, compared to consolidated cost of goods sold of $39,162 during the three months ended March 31, 2019. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold due to lower consumer demand related to the COVID-19 pandemic.

Gross Profit

Consolidated gross profit decreased $3,544 or 16.1%, to $18,512 during the three months ended March 31, 2020, compared to consolidated gross profit of $22,056 during the three months ended March 31, 2019. Consolidated gross margin was 34.6% during the three months ended March 31, 2020, compared to a consolidated gross margin of 36.0% during the three months ended March 31, 2019. Consolidated gross margin during the three months ended March 31, 2020, decreased compared to the prior year due to unfavorable impacts on our supply chain and logistic activities due to the COVID-19 pandemic, along with negative impacts from foreign currency and tariffs.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $210, or 1.2%, to $17,370 during the three months ended March 31, 2020, compared to consolidated selling, general and administrative expenses of $17,580 during the three months ended March 31, 2019. The decrease in selling, general and administrative expenses was attributable to a decrease in amortization and stock-based compensation during the three months ended March 31, 2020 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the three months ended March 31, 2020, compared to consolidated restructuring expense of $13 during the three months ended March 31, 2019. Restructuring expenses incurred during the three months ended March 31, 2019, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $250 during the three months ended March 31, 2020, compared to consolidated transaction costs of $46 during the three months ended March 31, 2019, which consisted of expenses related to the Company’s efforts to acquire S.K.B. Corporation.

Interest Expense, net

Consolidated interest expense, net during the three months ended March 31, 2020 remained consistent with consolidated interest expense, net, during the three months ended March 31, 2019.

Other, net

Consolidated other, net, increased $508, or 2,208.7%, to expense of $531 during the three months ended March 31, 2020, compared to consolidated other, net expense of $23 during the three months ended March 31, 2019. The increase in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense decreased $283, or 95.3%, to $14 during the three months ended March 31, 2020, compared to a consolidated income tax expense of $297 during the same period in 2019. Our effective income tax rate was 28.0% for the three months ended March 31, 2020, and was higher compared to the statutory tax rates due to an increase in the valuation allowance related to the current year R&D tax credits. For the three months ended March 31, 2019, our effective income tax rate was 7.3% and is lower compared to the statutory tax rates due to a discrete benefit associated with a release of a tax reserve.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Condensed Consolidated Three Months Ended March 31, 2020 Compared to Condensed Consolidated Three Months Ended March 31, 2019

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $27,900 available to borrow at March 31, 2020. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, and reducing operating costs. Further, subsequent to the balance sheet date, we borrowed $20,000 under the term loan portion of the Credit Agreement to increase our overall liquidity. The proceeds borrowed on the term loan were used to pay down amounts outstanding on our revolving loan commitment. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

At March 31, 2020, we had total cash of $12,796, compared to a cash balance of $1,703 at December 31, 2019, which was substantially controlled by the Company’s U.S. entities. At March 31, 2020, the Company had $2,971 of the $12,796 in cash held by foreign entities, of which $763 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2020 compared with the condensed consolidated three months ended March 31, 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019

Net cash provided by operating activities	$3,499	$5,705
Net cash used in investing activities	(1,299)	(1,045)
Net cash provided by (used in) financing activities	8,649	(4,568)
Effect of foreign exchange rates on cash	244	(56)
Change in cash	11,093	36
Cash, beginning of period	1,703	2,486
Cash, end of period	$12,796	$2,522

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $3,499 during the three months ended March 31, 2020, compared to $5,705 during the three months ended March 31, 2019. The decrease in net cash provided by operating activities during 2020 is primarily due to a decrease in net income partially offset by an increase in net operating assets, net of assets acquired or non-cash working capital of $1,987, during the three months ended March 31, 2020, compared to the same period in 2019.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $2,197 was generated during the three months ended March 31, 2020 compared to $4,659 generated during the same period in 2019. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2020	March 31, 2019

Net cash provided by operating activities	$3,499	$5,705
Purchase of property and equipment	(1,302)	(1,046)
Free cash flow	$2,197	$4,659

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,299 during the three months ended March 31, 2020, compared to $1,045 during the three months ended March 31, 2019. The increase in cash used during the three months ended March 31, 2020 is due to an increase in purchases of property and equipment, compared to the same period in 2019.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $8,649 during the three months ended March 31, 2020, compared to consolidated net cash used of $4,568 during the three months ended March 31, 2019. The increase in cash provided during the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to net proceeds from the revolving line of credit.

Net Operating Loss

As of December 31, 2019, the Company had net operating loss and research and experimentation credit for U.S. federal income tax purposes of $131,621 and $4,250, respectively. The Company believes its U.S. Federal NOL will offset some of its future U.S. Federal income taxes. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOL. $131,621 of net operating losses available to offset taxable income does not expire until 2022 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company has recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of March 31, 2020 and December 31, 2019, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of March 31, 2020, the Company had drawn approximately $32,063 of the $60,000 revolving loan commitment, and none of the $40,000 term loan commitment, that was available for borrowing under the Credit Agreement. As of March 31, 2020, the interest rate for such loans was 2.4375%. On April 30, 2020, which was subsequent to the balance sheet date, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2020.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2020, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the risk factors discussed below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, financial condition and results of operations and cash flows, as well as the trading price of our common stock may be negatively impacted by the effects of a disease outbreak, epidemic, pandemic, or similar widespread public health concern, such as travel restrictions or recommendations or mandates from governmental authorities to avoid large gatherings or to self-quarantine, whether as a result of the COVID-19 or coronavirus global pandemic or otherwise.

These impacts include, but are not limited to:

•	Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship or adverse economic conditions, or the closure of retail stores that market our products;

CLARUS CORPORATION

•	Disruptions in our manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;

•	Failure of third parties on which we rely, including our suppliers, manufacturers, distributors, customers, retailers or other service providers to meet their obligations to the Company;

•	Significant changes in the political conditions in the markets in which we operate and/or manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or travel restrictions; or

•	Our ability to maintain adequate liquidity and/or meet debt covenants contained in the Company’s credit agreement if the Company is unable to resume normal operations in a timely fashion.

Our failure to effectively manage and remedy these impacts on the Company, could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description

2.1	Stock Purchase Agreement dated March 10, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson and Steven Kottman (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2020 and incorporated herein by reference).

10.1	Letter to TT Investimentos Ltda. dated March 23, 2020 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2020 and incorporated herein by reference).

10.2	Letter Agreement dated April 30, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson, Steven Kottman and Steven Kottman, as Sellers’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020 and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

*	Filed herewith

**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION

Date: May 11, 2020	By:	/s/ Warren B. Kanders
		Name:	Warren B. Kanders
		Title:	Executive Chairman (Principal Executive Officer)

By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Chief Administrative Officer and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

