Form 10-Q
period 2020-06-30
Clarus Corp
filed 2020-08-10
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2020

or

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

As of August 5, 2020, there were 29,888,200 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets
Cash	$21,538	$1,703
Accounts receivable, less allowance for credit losses and
doubtful accounts of $1,474 and $494, respectively	23,895	41,628
Inventories	72,514	73,432
Prepaid and other current assets	4,363	3,787
Income tax receivable	387	322
Total current assets	122,697	120,872

Property and equipment, net	22,720	22,919
Other intangible assets, net	14,279	15,816
Indefinite lived intangible assets	41,634	41,630
Goodwill	18,090	18,090
Deferred income taxes	8,743	7,904
Other long-term assets	2,570	3,034
Total assets	$230,733	$230,265

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$19,151	$24,304
Income tax payable	96	260
Current portion of long-term debt	4,000	-
Total current liabilities	23,247	24,564

Long-term debt	26,521	22,670
Deferred income taxes	1,071	1,224
Other long-term liabilities	334	615
Total liabilities	51,173	49,073

Stockholders' Equity
Preferred stock, $.0001 par value; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value; 100,000 shares authorized;
33,757 and 33,615 issued and 29,888 and 29,760 outstanding, respectively	3	3
Additional paid in capital	494,793	492,353
Accumulated deficit	(292,757)	(288,592)
Treasury stock, at cost	(22,406)	(22,269)
Accumulated other comprehensive loss	(73)	(303)
Total stockholders' equity	179,560	181,192
Total liabilities and stockholders' equity	$230,733	$230,265

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2020	June 30, 2019

Sales
Domestic sales	$20,259	$28,422
International sales	9,755	18,572
Total sales	30,014	46,994

Cost of goods sold	19,378	31,002
Gross profit	10,636	15,992

Operating expenses
Selling, general and administrative	14,493	17,192
Transaction costs	180	41

Total operating expenses	14,673	17,233

Operating loss	(4,037)	(1,241)

Other income (expense)
Interest expense, net	(257)	(315)
Other, net	406	183

Total other income (expense), net	149	(132)

Loss before income tax	(3,888)	(1,373)
Income tax benefit	(1,145)	(679)
Net loss	(2,743)	(694)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	367	230
Unrealized loss on hedging activities	(549)	(499)
Other comprehensive loss	(182)	(269)
Comprehensive loss	$(2,925)	$(963)

Net loss per share:
Basic	$(0.09)	$(0.02)
Diluted	(0.09)	(0.02)

Weighted average shares outstanding:
Basic	29,817	29,898
Diluted	29,817	29,898

See accompanying notes to condensed consolidated financial statements.

Click or tap here to enter text.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2020	June 30, 2019

Sales
Domestic sales	$48,807	$59,011
International sales	34,762	49,201
Total sales	83,569	108,212

Cost of goods sold	54,421	70,164
Gross profit	29,148	38,048

Operating expenses
Selling, general and administrative	31,863	34,772
Restructuring charge	-	13
Transaction costs	430	87

Total operating expenses	32,293	34,872

Operating (loss) income	(3,145)	3,176

Other expense
Interest expense, net	(568)	(625)
Other, net	(125)	160

Total other expense, net	(693)	(465)

(Loss) income before income tax	(3,838)	2,711
Income tax benefit	(1,131)	(382)
Net (loss) income	(2,707)	3,093

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(34)	(143)
Unrealized gain (loss) on hedging activities	264	(588)
Other comprehensive income (loss)	230	(731)
Comprehensive (loss) income	$(2,477)	$2,362

Net (loss) income per share:
Basic	$(0.09)	$0.10
Diluted	(0.09)	0.10

Weighted average shares outstanding:
Basic	29,789	29,824
Diluted	29,789	30,961

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash Flows From Operating Activities:
Net (loss) income	$(2,707)	$3,093
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	2,265	2,242
Amortization of intangible assets	1,537	1,777
Amortization of debt issuance costs	154	132
(Gain) loss on disposition of property and equipment	(1)	49
Noncash lease expense	364	333
Stock-based compensation	1,229	1,568
Deferred income taxes	(1,081)	50
Changes in operating assets and liabilities:
Accounts receivable	17,662	3,291
Inventories	969	(8,150)
Prepaid and other assets	(149)	(105)
Accounts payable and accrued liabilities	(5,569)	5,973
Income taxes	(231)	(581)
Net cash provided by operating activities	14,442	9,672

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	3	1
Purchase of property and equipment	(2,021)	(1,994)
Net cash used in investing activities	(2,018)	(1,993)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	21,089	75,854
Repayments on revolving credit facilities	(33,264)	(81,266)
Repayments of financing and capital leases	-	(31)
Proceeds from issuance of long-term debt	20,000	-
Payment of debt issuance costs	(44)	(557)
Purchase of treasury stock	(137)	(1,505)
Proceeds from exercise of stock options	497	804
Cash dividends paid	(744)	(1,494)
Net cash provided by (used in) financing activities	7,397	(8,195)

Effect of foreign exchange rates on cash	14	(1)

Change in cash	19,835	(517)
Cash, beginning of period	1,703	2,486
Cash, end of period	$21,538	$1,969

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$266	$103
Cash paid for interest	$478	$498
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$456	$180
Lease liabilities arising from obtaining right of use assets	$80	$1,855
Stock dividends	$714	$-

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	3,787	-	-	-	3,787
Other comprehensive loss	-	-	-	-	-	-	(462)	(462)
Cash dividends ($0.025 per share)	-	-	-	(746)	-	-	-	(746)
Stock-based compensation expense	-	-	785	-	-	-	-	785
Balance, March 31, 2019	33,244	$3	$489,189	$(301,536)	(3,496)	$(18,102)	$15	$169,569
Net loss	-	-	-	(694)	-	-	-	(694)
Other comprehensive loss	-	-	-	-	-	-	(269)	(269)
Cash dividends ($0.025 per share)	-	-	-	(748)	-	-	-	(748)
Purchase of treasury stock	-	-	-	-	(116)	(1,505)	-	(1,505)
Stock-based compensation expense	-	-	783	-	-	-	-	783
Proceeds from exercise of options	351	-	804	-	-	-	-	804
Balance, June 30, 2019	33,595	$3	$490,776	$(302,978)	(3,612)	$(19,607)	$(254)	$167,940

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	36	-	-	-	36
Other comprehensive income	-	-	-	-	-	-	412	412
Cash dividends ($0.025 per share)	-	-	-	(744)	-	-	-	(744)
Stock-based compensation expense	-	-	613	-	-	-	-	613
Balance, March 31, 2020	33,615	$3	$492,966	$(289,300)	(3,855)	$(22,269)	$109	$181,509
Net loss	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive loss	-	-	-	-	-	-	(182)	(182)
Stock dividends ($0.025 per share)	70	-	714	(714)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(14)	(137)	-	(137)
Stock-based compensation expense	-	-	616	-	-	-	-	616
Proceeds from exercise of options	72	-	497	-	-	-	-	497
Balance, June 30, 2020	33,757	$3	$494,793	$(292,757)	(3,869)	$(22,406)	$(73)	$179,560

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be obtained for the year ending December 31, 2020. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the COVID-19 pandemic, its Board of Directors had temporarily replaced its Quarterly Cash Dividend with a stock dividend and on July 31, 2020, the Company announced that the stock dividend will continue for the quarter ending September 30, 2020. Each record holder of shares of the Company’s common stock as of the close of business on August 10, 2020 (the “Record Date”) will be entitled to receive 0.0021 of a share of the Company’s common stock for each share of common stock held on the Record Date. The Company will distribute the stock dividend on August 21, 2020, the distribution date. No fractional shares will be issued, and stockholders will receive cash for such fractional interests based on the closing market price of the Company’s common stock on the Record Date. The quarterly stock dividend will have a value of $0.025 per share, based on the closing market price on July 30, 2020. The dividend reflects an aggregate distribution of approximately 63 shares with a market value of approximately $747.

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

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S. and global economy, disrupted global supply chains, and resulted in significant transport restrictions and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, retail and distribution partners, suppliers, and customers.

The decline in retail demand within our Black Diamond segment over the second half of March 2020 and during the three months ended June 30, 2020, negatively impacted our sales and profitability for the first and second quarters of 2020. We also expect an adverse impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of our Quarterly Report for the quarterly period ended March 31, 2020.

We are mitigating some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures are expected to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Sustained adverse impacts to the Company, certain suppliers, dealers or customers may also affect the Company’s future cash flows, liquidity, and valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

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

Click or tap here to enter text.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 2. INVENTORIES

Inventories, as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019

Finished goods	$58,920	$59,452
Work-in-process	5,830	7,474
Raw materials and supplies	7,764	6,506
	$72,514	$73,432

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019

Land	$3,160	$3,160
Building and improvements	6,976	6,964
Furniture and fixtures	5,621	5,255
Computer hardware and software	5,482	5,298
Machinery and equipment	22,937	21,578
Construction in progress	1,842	1,690
	46,018	43,945
Less accumulated depreciation	(23,298)	(21,026)
	$22,720	$22,919

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2019	$-	$18,090	$18,090

Balance at June 30, 2020	$-	$18,090	$18,090

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2019	$41,630

Impact of foreign currency exchange rates	4

Balance at June 30, 2020	$41,634

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2019	$32,917

Impact of foreign currency exchange rates	6

Gross balance at June 30, 2020	$32,923

Other intangible assets, net of amortization as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019

Customer lists and relationships	$25,998	$25,995
Product technologies	4,715	4,712
Tradename / trademark	1,263	1,263
Core technologies	947	947
	32,923	32,917
Less accumulated amortization	(18,644)	(17,101)
	$14,279	$15,816

NOTE 5. LONG-TERM DEBT

Long-term debt as of June 30, 2020 and December 31, 2019, was as follows:

	June 30, 2020	December 31, 2019

Revolving credit facility (a)	$9,566	$22,670
Foreign credit facilities (b)	955	-
Term note (c)	20,000	-
	30,521	22,670
Less current portion	(4,000)	-
	$26,521	$22,670

(a)As of June 30, 2020, the Company had drawn $9,566 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of June 30, 2020 and December 31, 2019, the rate was 1.7500% and 3.3125%, respectively.

The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of June 30, 2020.

(b)A foreign subsidiary of the Company has a revolving credit facility with a financial institution which matures on March 31, 2022. The foreign subsidiary pays interest monthly on any borrowings on the credit facility. As of June 30, 2020, the rate was 1.3864%.

(c)Under the Credit Agreement, the Company had access to a term loan facility that would be available for drawdown until May 3,

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of June 30, 2020, the rate was 1.6875%.

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

At June 30, 2020, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At June 30, 2020, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $458 on all contracts at June 30, 2020. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of June 30, 2020 and December 31, 2019:

June 30, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$10,333	February 2021
Foreign exchange contracts - Euros	€ 23,562	August 2021
Foreign exchange contracts - Swiss Francs	CHF 194	August 2020

December 31, 2019
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$15,932	February 2021
Foreign exchange contracts - Euros	€ 18,168	February 2021
Foreign exchange contracts - Swiss Francs	CHF 661	August 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains of $294 and $302 were reclassified to sales during the three months ended June 30, 2020 and 2019, respectively, and $582 and $583 were reclassified to sales during the six months ended June 30, 2020 and 2019, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2020 and December 31, 2019:

	Classification	June 30, 2020	December 31, 2019

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$449	$226
Forward exchange contracts	Other long-term assets	$16	$-

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$7	$152
Forward exchange contracts	Other long-term liabilities	$-	$29

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2020	$(687)	$796	$109
Other comprehensive income (loss) before reclassifications	367	(326)	41
Amounts reclassified from other comprehensive income (loss)	-	(223)	(223)
Net current period other comprehensive income (loss)	367	(549)	(182)
Balance as of June 30, 2020	$(320)	$247	$(73)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2019:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2019	$(300)	$315	$15
Other comprehensive income (loss) before reclassifications	230	(329)	(99)
Amounts reclassified from other comprehensive income (loss)	-	(170)	(170)
Net current period other comprehensive income (loss)	230	(499)	(269)
Balance as of June 30, 2019	$(70)	$(184)	$(254)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive (loss) income before reclassifications	(34)	706	672
Amounts reclassified from other comprehensive (loss) income	-	(442)	(442)
Net current period other comprehensive (loss) income	(34)	264	230
Balance as of June 30, 2020	$(320)	$247	$(73)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2019:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$73	$404	$477
Other comprehensive loss before reclassifications	(143)	(161)	(304)
Amounts reclassified from other comprehensive loss	-	(427)	(427)
Net current period other comprehensive loss	(143)	(588)	(731)
Balance as of June 30, 2019	$(70)	$(184)	$(254)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2020 and 2019, were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended		Six Months Ended
Statements of Comprehensive Income (Loss)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Foreign exchange contracts:
Sales	$294	$302	$582	$583
Less: Income tax expense	71	132	140	156
Amount reclassified, net of tax	$223	$170	$442	$427

Total reclassifications from AOCI	$223	$170	$442	$427

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$465	$-	$465
	$-	$465	$-	$465

Liabilities
Forward exchange contracts	$-	$7	$-	$7
	$-	$7	$-	$7

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$226	$-	$226
	$-	$226	$-	$226

Liabilities
Forward exchange contracts	$-	$181	$-	$181
	$-	$181	$-	$181

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2020 and December 31, 2019.

NOTE 9. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing earnings (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share is computed by dividing earnings (loss) by the total of the weighted average number of shares of common stock outstanding during each period, plus the effect of dilutive outstanding stock options and unvested restricted stock grants. Potentially dilutive securities are excluded from the computation of diluted earnings (loss) per share if their effect is anti-dilutive to the loss from continuing operations.

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Weighted average shares outstanding - basic	29,817	29,898	29,789	29,824
Effect of dilutive stock awards	-	-	-	1,137
Weighted average shares outstanding - diluted	29,817	29,898	29,789	30,961

Net (loss) income per share:
Basic	$(0.09)	$(0.02)	$(0.09)	$0.10
Diluted	(0.09)	(0.02)	(0.09)	0.10

For the three months ended June 30, 2020 and 2019, equity awards of 4,633 and 4,395, respectively, and for the six months ended June 30, 2020 and 2019, equity awards of 4,590 and 605, respectively, were anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

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

During the six months ended June 30, 2020, the Company issued stock options for an aggregate of 263 shares under the 2015 Plan to directors and employees of the Company. Of the 263 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. 145 options issued vest in four equal annual tranches beginning December 31, 2020. 50 options issued vest in five equal annual tranches beginning December 31, 2020. The remaining 30 options issued vest in three equal annual tranches beginning December 31, 2020.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2020

Number of options	263
Option vesting period	1 - 5 Years
Grant price	$9.99 - $11.84
Dividend yield	0.84% - 1.00%
Expected volatility (a)	40.9% - 44.2%
Risk-free interest rate	0.41% - 0.65%
Expected life (years) (b)	5.31 - 6.25
Weighted average fair value	$3.72 - $4.35

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2020 was $1,067, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2020 and 2019 was $616 and $783, respectively, and for the six months ended June 30, 2020 and 2019 was $1,229 and $1,568, respectively. For the three and six months ended June 30, 2020 and 2019, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2020, there were 1,403 unvested stock options and unrecognized compensation cost of $4,340 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation costs of $2,518 related to unvested restricted stock awards.

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

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company had recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the deferred tax assets as of June 30, 2020 and December 31, 2019, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss (“NOL”) carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

NOTE 13. SEGMENT INFORMATION

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by management. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•Our Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Black Diamond segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

•Our Sierra segment, which includes Sierra, is an iconic American manufacturer of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets and ammunition are used for precision target shooting, hunting and military and law enforcement purposes.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category as a percentage of total consolidated revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Climb	38%	37%	38%	36%
Mountain	22%	36%	27%	32%
Ski	7%	8%	14%	15%
Sport	33%	19%	21%	17%

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities were not material at June 30, 2020 and December 31, 2019. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three and six months ended June 30, 2020 and 2019 were not material. No other material remaining performance obligations exist at June 30, 2020.

Financial information for our segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Sales to external customers:
Black Diamond
Domestic sales	$11,740	$22,149	$34,428	$46,681
International sales	8,462	15,696	31,569	43,565
Total Black Diamond	20,202	37,845	65,997	90,246
Sierra
Domestic sales	8,519	6,273	14,379	12,330
International sales	1,293	2,876	3,193	5,636
Total Sierra	9,812	9,149	17,572	17,966
Total sales to external customers	30,014	46,994	83,569	108,212
Segment operating (loss) income:
Black Diamond	(4,000)	(468)	(2,326)	4,708
Sierra	2,346	1,418	3,818	3,079
Total segment operating (loss) income	(1,654)	950	1,492	7,787
Restructuring charge	-	-	-	(13)
Transaction costs	(180)	(41)	(430)	(87)
Corporate and other expenses	(1,797)	(1,967)	(4,332)	(4,351)
Interest expense, net	(257)	(315)	(568)	(625)
(Loss) income before income tax	$(3,888)	$(1,373)	$(3,838)	$2,711

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of June 30, 2020 and December 31, 2019, were as follows:

	June 30, 2020	December 31, 2019

Black Diamond	$129,863	$147,261
Sierra	74,282	72,104
Corporate	26,588	10,900
	$230,733	$230,265

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Capital expenditures:
Black Diamond	$316	$426	$1,305	$1,190
Sierra	403	522	716	804
Total capital expenditures	$719	$948	$2,021	$1,994
Depreciation:
Black Diamond	$703	$631	$1,388	$1,242
Sierra	445	508	877	1,000
Total depreciation	$1,148	$1,139	$2,265	$2,242
Amortization:
Black Diamond	$269	$277	$545	$556
Sierra	496	611	992	1,221
Total amortization	$765	$888	$1,537	$1,777

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the COVID-19 pandemic, its Board of Directors had temporarily replaced its Quarterly Cash Dividend with a stock dividend and on July 31, 2020, the Company announced that the stock dividend will continue for the quarter ending September 30, 2020. Each record holder of shares of the Company’s common stock as of the close of business on August 10, 2020 (the “Record Date”) will be entitled to receive 0.0021 of a share of the Company’s common stock for each share of common stock held on the Record Date. The Company will distribute the stock dividend on August 21, 2020, the distribution date. No fractional shares will be issued, and stockholders will receive cash for such fractional interests based on the closing market price of the Company’s common stock on the Record Date. The quarterly stock dividend will have a value of $0.025 per share, based on the closing market price on July 30, 2020. The dividend reflects an aggregate distribution of approximately 63 shares with a market value of approximately $747.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by the U.S. government in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S. and global economy, disrupted global supply chains, and resulted in significant transport restrictions and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, retail and distribution partners, suppliers, and customers.

The decline in retail demand within our Black Diamond segment over the second half of March 2020 and during the three months ended June 30, 2020, negatively impacted our sales and profitability for the first and second quarters of 2020. We also expect an adverse impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of our Quarterly Report for the quarterly period ended March 31, 2020. We generally expect the second quarter of 2020 to be the most significantly impacted with sequential improvement throughout the remainder of the fiscal year.

We are mitigating some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures are expected to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Sustained adverse impacts to the Company, certain suppliers, dealers or customers may also affect the Company’s future cash flows, liquidity, and valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended June 30, 2020 Compared to Condensed Consolidated Three Months Ended June 30, 2019

The following presents a discussion of condensed consolidated operations for the three months ended June 30, 2020, compared with the condensed consolidated three months ended June 30, 2019.

	Three Months Ended
	June 30, 2020	June 30, 2019

Sales
Domestic sales	$20,259	$28,422
International sales	9,755	18,572
Total sales	30,014	46,994

Cost of goods sold	19,378	31,002
Gross profit	10,636	15,992

Operating expenses
Selling, general and administrative	14,493	17,192
Transaction costs	180	41

Total operating expenses	14,673	17,233

Operating loss	(4,037)	(1,241)

Other income (expense)
Interest expense, net	(257)	(315)
Other, net	406	183

Total other income (expense), net	149	(132)

Loss before income tax	(3,888)	(1,373)
Income tax benefit	(1,145)	(679)
Net loss	$(2,743)	$(694)

Sales

Consolidated sales decreased $16,980, or 36.1%, to $30,014 during the three months ended June 30, 2020, compared to consolidated sales of $46,994 during the three months ended June 30, 2019. We believe lower consumer demand related to the COVID-19 pandemic drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in sales of $139 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2020 compared to the prior period. These decreases were partially offset by an increase in the quantity of new and existing sport products sold of $663.

Consolidated domestic sales decreased $8,163, or 28.7%, to $20,259 during the three months ended June 30, 2020, compared to consolidated domestic sales of $28,422 during the three months ended June 30, 2019. We believe the decrease in domestic sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. This decrease was partially offset by an increase in the quantity of new and existing sport products sold of $2,246.

Consolidated international sales decreased $8,817, or 47.5%, to $9,755 during the three months ended June 30, 2020, compared to consolidated international sales of $18,572 during the three months ended June 30, 2019. We believe the decrease in international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in the quantity of new and existing

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

sport products sold of $1,583 and a decrease in sales of $139 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2020 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold decreased $11,624, or 37.5%, to $19,378 during the three months ended June 30, 2020, compared to consolidated cost of goods sold of $31,002 during the three months ended June 30, 2019. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold due to lower consumer demand related to the COVID-19 pandemic.

Gross Profit

Consolidated gross profit decreased $5,356 or 33.5%, to $10,636 during the three months ended June 30, 2020, compared to consolidated gross profit of $15,992 during the three months ended June 30, 2019. Consolidated gross margin was 35.4% during the three months ended June 30, 2020, compared to a consolidated gross margin of 34.0% during the three months ended June 30, 2019. Consolidated gross margin during the three months ended June 30, 2020, increased compared to the prior year due to a favorable product mix in higher margin products all the while experiencing unfavorable impacts on our supply chain and logistic activities due to the COVID-19 pandemic, along with negative impacts from foreign currency and tariffs.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $2,699, or 15.7%, to $14,493 during the three months ended June 30, 2020, compared to consolidated selling, general and administrative expenses of $17,192 during the three months ended June 30, 2019. The decrease in selling, general and administrative expenses reflect the cost-saving initiatives implemented in response to the COVID-19 pandemic, primarily related to reductions within sales, marketing, and logistics.

Transaction Costs

Consolidated transaction expense increased to $180 during the three months ended June 30, 2020, compared to consolidated transaction costs of $41 during the three months ended June 30, 2019, which consisted of expenses related to the Company’s efforts to acquire S.K.B. Corporation.

Interest Expense, net

Consolidated interest expense, net during the three months ended June 30, 2020 remained consistent with consolidated interest expense, net, during the three months ended June 30, 2019.

Other, net

Consolidated other, net, income increased $223, or 121.9%, to $406 during the three months ended June 30, 2020, compared to consolidated other, net income of $183 during the three months ended June 30, 2019. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $466, or 68.6%, to $1,145 during the three months ended June 30, 2020, compared to a consolidated income tax benefit of $679 during the same period in 2019. Our effective income tax rate was 29.4% for the three months ended June 30, 2020, and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options. For the three months ended June 30, 2019, our effective income tax rate was 49.5% and was higher compared to the statutory tax rates due to a stock compensation windfall.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Six Months Ended June 30, 2020 Compared to Condensed Consolidated Six Months Ended June 30, 2019

The following presents a discussion of condensed consolidated operations for the six months ended June 30, 2020, compared with the condensed consolidated six months ended June 30, 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019

Sales
Domestic sales	$48,807	$59,011
International sales	34,762	49,201
Total sales	83,569	108,212

Cost of goods sold	54,421	70,164
Gross profit	29,148	38,048

Operating expenses
Selling, general and administrative	31,863	34,772
Restructuring charge	-	13
Transaction costs	430	87

Total operating expenses	32,293	34,872

Operating (loss) income	(3,145)	3,176

Other expense
Interest expense, net	(568)	(625)
Other, net	(125)	160

Total other expense, net	(693)	(465)

(Loss) income before income tax	(3,838)	2,711
Income tax benefit	(1,131)	(382)
Net (loss) income	$(2,707)	$3,093

Sales

Consolidated sales decreased $24,643, or 22.8%, to $83,569 during the six months ended June 30, 2020, compared to consolidated sales of $108,212 during the six months ended June 30, 2019. We believe lower consumer demand related to the COVID-19 pandemic drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in the quantity of new and existing sport products sold of $394 and a decrease in sales of $577 due to the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2020 compared to the prior period.

Consolidated domestic sales decreased $10,204, or 17.3%, to $48,807 during the six months ended June 30, 2020, compared to consolidated domestic sales of $59,011 during the six months ended June 30, 2019. We believe the decrease in domestic sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. This decrease was partially offset by an increase in the quantity of new and existing sport products sold of $2,049.

Consolidated international sales decreased $14,439, or 29.3%, to $34,762 during the six months ended June 30, 2020, compared to consolidated international sales of $49,201 during the six months ended June 30, 2019. We believe the decrease in international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in the quantity of new and existing sport products sold of $2,443 and a decrease in sales of $577 due to the strengthening of the U.S. dollar against foreign currencies during

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

the six months ended June 30, 2020 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold decreased $15,743, or 22.4%, to $54,421 during the six months ended June 30, 2020, compared to consolidated cost of goods sold of $70,164 during the six months ended June 30, 2019. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold due to lower consumer demand related to the COVID-19 pandemic.

Gross Profit

Consolidated gross profit decreased $8,900 or 23.4%, to $29,148 during the six months ended June 30, 2020, compared to consolidated gross profit of $38,048 during the six months ended June 30, 2019. Consolidated gross margin was 34.9% during the six months ended June 30, 2020, compared to a consolidated gross margin of 35.2% during the six months ended June 30, 2019. Consolidated gross margin during the six months ended June 30, 2020, decreased compared to the prior year due to unfavorable impacts on our supply chain and logistic activities due to the COVID-19 pandemic, along with negative impacts from foreign currency and tariffs.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $2,909, or 8.4%, to $31,863 during the six months ended June 30, 2020, compared to consolidated selling, general and administrative expenses of $34,772 during the six months ended June 30, 2019. The decrease in selling, general and administrative expenses reflect the cost-saving initiatives implemented in response to the COVID-19 pandemic, primarily related to reductions within sales, marketing, and logistics.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the six months ended June 30, 2020, compared to consolidated restructuring expense of $13 during the six months ended June 30, 2019. Restructuring expenses incurred during the six months ended June 30, 2019, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $430 during the six months ended June 30, 2020, compared to consolidated transaction costs of $87 during the six months ended June 30, 2019, which consisted of expenses related to the Company’s efforts to acquire S.K.B. Corporation.

Interest Expense, net

Consolidated interest expense, net during the six months ended June 30, 2020 remained consistent with consolidated interest expense, net, during the six months ended June 30, 2019.

Other, net

Consolidated other, net, decreased $285, or 178.1%, to expense of $125 during the six months ended June 30, 2020, compared to consolidated other, net income of $160 during the six months ended June 30, 2019. The decrease in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by gains on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit increased $749, or 196.1%, to $1,131 during the six months ended June 30, 2020, compared to a consolidated income tax benefit of $382 during the same period in 2019. Our effective income tax rate was 29.5% for the six months ended June 30, 2020, and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options. For the six months ended June 30, 2019, our effective income tax rate was 14.1% and is lower compared to the statutory tax rates due to a discrete benefit associated with a release of a tax reserve. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Condensed Consolidated Six Months Ended June 30, 2020 Compared to Condensed Consolidated Six Months Ended June 30, 2019

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $50,400 available to borrow at June 30, 2020. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. Further, we borrowed $20,000 under the term loan portion of the Credit Agreement to increase our overall liquidity. The proceeds borrowed on the term loan were used to pay down amounts outstanding on our revolving loan commitment. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

At June 30, 2020, we had total cash of $21,538, compared to a cash balance of $1,703 at December 31, 2019, which was substantially controlled by the Company’s U.S. entities. At June 30, 2020, the Company had $5,793 of the $21,538 in cash held by foreign entities, of which $1,281 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2020 compared with the condensed consolidated six months ended June 30, 2019.

	Six Months Ended
	June 30, 2020	June 30, 2019

Net cash provided by operating activities	$14,442	$9,672
Net cash used in investing activities	(2,018)	(1,993)
Net cash provided by (used in) financing activities	7,397	(8,195)
Effect of foreign exchange rates on cash	14	(1)
Change in cash	19,835	(517)
Cash, beginning of period	1,703	2,486
Cash, end of period	$21,538	$1,969

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $14,442 during the six months ended June 30, 2020, compared to $9,672 during the six months ended June 30, 2019. The increase in net cash provided by operating activities during 2020 is primarily due to an increase in net operating assets, or non-cash working capital, of $12,254, partially offset by a decrease in net income and change in deferred taxes during the six months ended June 30, 2020, compared to the same period in 2019.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $12,421 was generated during the six months ended June 30, 2020 compared to $7,678 generated during the same period in 2019. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2020	June 30, 2019

Net cash provided by operating activities	$14,442	$9,672
Purchase of property and equipment	(2,021)	(1,994)
Free cash flow	$12,421	$7,678

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $2,018 during the six months ended June 30, 2020, compared to $1,993 during the six months ended June 30, 2019. The increase in cash used during the six months ended June 30, 2020 is due to an increase in purchases of property and equipment, compared to the same period in 2019.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $7,397 during the six months ended June 30, 2020, compared to consolidated net cash used of $8,195 during the six months ended June 30, 2019. The increase in cash provided during the six months ended June 30, 2020 compared to the same period in 2019 was primarily due to the proceeds of $20,000 borrowed under the term loan partially offset by net repayments to the revolving line of credit.

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

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company has recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of June 30, 2020 and December 31, 2019, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio.

As of June 30, 2020, the Company had drawn approximately $9,566 of the $60,000 revolving loan commitment, and $20,000 of the $40,000 term loan commitment, that was available for borrowing under the Credit Agreement. As of June 30, 2020, the interest rate for such loans was 1.7500% and 1.6875%, respectively. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of June 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2020, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the risk factors presented in Item 1A. Risk Factors of our Quarterly Report for the quarterly period ended March 31, 2020, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

CLARUS CORPORATION
Date: August 10, 2020	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)