Form 10-Q
period 2020-09-30
Clarus Corp
filed 2020-11-09
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2020

or

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

As of November 4, 2020, there were 31,063,094 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets
Cash	$17,027	$1,703
Accounts receivable, less allowance for credit losses and
doubtful accounts of $1,460 and $494, respectively	42,582	41,628
Inventories	64,897	73,432
Prepaid and other current assets	4,544	3,787
Income tax receivable	532	322
Total current assets	129,582	120,872

Property and equipment, net	22,691	22,919
Other intangible assets, net	13,610	15,816
Indefinite lived intangible assets	41,772	41,630
Goodwill	18,090	18,090
Deferred income taxes	8,728	7,904
Other long-term assets	33,365	3,034
Total assets	$267,838	$230,265

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$29,157	$24,304
Income tax payable	489	260
Current portion of long-term debt	4,000	-
Total current liabilities	33,646	24,564

Long-term debt	37,062	22,670
Deferred income taxes	1,219	1,224
Other long-term liabilities	624	615
Total liabilities	72,551	49,073

Stockholders' Equity
Preferred stock, $.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $.0001 par value per share; 100,000 shares authorized;
35,021 and 33,615 issued and 31,051 and 29,760 outstanding, respectively	4	3
Additional paid in capital	511,331	492,353
Accumulated deficit	(292,393)	(288,592)
Treasury stock, at cost	(23,789)	(22,269)
Accumulated other comprehensive income (loss)	134	(303)
Total stockholders' equity	195,287	181,192
Total liabilities and stockholders' equity	$267,838	$230,265

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2020	September 30, 2019

Sales
Domestic sales	$34,686	$28,794
International sales	29,805	31,409
Total sales	64,491	60,203

Cost of goods sold	42,822	39,646
Gross profit	21,669	20,557

Operating expenses
Selling, general and administrative	18,674	16,443
Transaction costs	1,440	37

Total operating expenses	20,114	16,480

Operating income	1,555	4,077

Other income (expense)
Interest expense, net	(232)	(353)
Other, net	449	(420)

Total other income (expense), net	217	(773)

Income before income tax	1,772	3,304
Income tax expense (benefit)	589	(188)
Net income	1,183	3,492

Other comprehensive income, net of tax:
Foreign currency translation adjustment	807	(726)
Unrealized (loss) gain on hedging activities	(600)	759
Other comprehensive income	207	33
Comprehensive income	$1,390	$3,525

Net income per share:
Basic	$0.04	$0.12
Diluted	0.04	0.11

Weighted average shares outstanding:
Basic	29,983	29,876
Diluted	30,986	31,077

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2020	September 30, 2019

Sales
Domestic sales	$83,493	$87,805
International sales	64,567	80,610
Total sales	148,060	168,415

Cost of goods sold	97,243	109,810
Gross profit	50,817	58,605

Operating expenses
Selling, general and administrative	50,537	51,215
Restructuring charge	-	13
Transaction costs	1,870	124

Total operating expenses	52,407	51,352

Operating (loss) income	(1,590)	7,253

Other expense
Interest expense, net	(800)	(978)
Other, net	324	(260)

Total other expense, net	(476)	(1,238)

(Loss) income before income tax	(2,066)	6,015
Income tax benefit	(542)	(570)
Net (loss) income	(1,524)	6,585

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	773	(869)
Unrealized (loss) gain on hedging activities	(336)	171
Other comprehensive income (loss)	437	(698)
Comprehensive (loss) income	$(1,087)	$5,887

Net (loss) income per share:
Basic	$(0.05)	$0.22
Diluted	(0.05)	0.21

Weighted average shares outstanding:
Basic	29,854	29,841
Diluted	29,854	30,999

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash Flows From Operating Activities:
Net (loss) income	$(1,524)	$6,585
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	3,405	3,332
Amortization of other intangible assets	2,290	2,665
Amortization of debt issuance costs	230	206
Loss on disposition of property and equipment	32	62
Noncash lease expense	563	501
Stock-based compensation	5,433	2,246
Deferred income taxes	(885)	(551)
Changes in operating assets and liabilities:
Accounts receivable	(541)	(6,480)
Inventories	9,477	(9,310)
Prepaid and other assets	(971)	3
Accounts payable and accrued liabilities	3,530	6,559
Income taxes	9	(183)
Net cash provided by operating activities	21,048	5,635

Cash Flows From Investing Activities:
Deposit for business acquisition	(30,500)	-
Proceeds from disposition of property and equipment	327	20
Purchase of property and equipment	(3,606)	(2,838)
Net cash used in investing activities	(33,779)	(2,818)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	49,265	106,934
Repayments on revolving credit facilities	(50,014)	(104,088)
Repayments of financing and capital leases	(1,000)	(31)
Proceeds from issuance of long-term debt	20,000	-
Payment of debt issuance costs	(44)	(680)
Purchase of treasury stock	(1,520)	(4,167)
Proceeds from exercise of stock options	862	896
Cash dividends paid	(744)	(2,243)
Proceeds from the sale of common stock	11,476	-
Common stock issuance costs	(325)	-
Net cash provided by (used in) financing activities	27,956	(3,379)

Effect of foreign exchange rates on cash	99	(73)

Change in cash	15,324	(635)
Cash, beginning of period	1,703	2,486
Cash, end of period	$17,027	$1,851

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$418	$131
Cash paid for interest	$624	$781
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$286	$133
Lease liabilities arising from obtaining right of use assets	$499	$1,855
Unpaid debt issuance costs	$150	$-
Stock dividends	$1,533	$-

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

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	36	-	-	-	36
Other comprehensive income	-	-	-	-	-	-	412	412
Cash dividends ($0.025 per share)	-	-	-	(744)	-	-	-	(744)
Stock-based compensation expense	-	-	613	-	-	-	-	613
Balance, March 31, 2020	33,615	$3	$492,966	$(289,300)	(3,855)	$(22,269)	$109	$181,509
Net loss	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive loss	-	-	-	-	-	-	(182)	(182)
Stock dividends ($0.025 per share)	70	-	714	(714)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(14)	(137)	-	(137)
Stock-based compensation expense	-	-	616	-	-	-	-	616
Proceeds from exercise of options	72	-	497	-	-	-	-	497
Balance, June 30, 2020	33,757	$3	$494,793	$(292,757)	(3,869)	$(22,406)	$(73)	$179,560
Net income	-	-	-	1,183	-	-	-	1,183
Other comprehensive income	-	-	-	-	-	-	207	207
Stock dividends ($0.025 per share)	63	-	819	(819)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(101)	(1,383)	-	(1,383)
Stock-based compensation expense	244	-	4,204	-	-	-	-	4,204
Proceeds from exercise of options	57	-	365	-	-	-	-	365
Issuance of common stock, net of issuance costs	900	1	11,150	-	-	-	-	11,151
Balance, September 30, 2020	35,021	$4	$511,331	$(292,393)	(3,970)	$(23,789)	$134	$195,287

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be obtained for the year ending December 31, 2020. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2020.

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

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities relating to the Barnes brand of bullets (“Barnes”) for a purchase price of $30,500. See Note 15 for a more detailed explanation of the acquisition.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. The reinstated Quarterly Cash Dividend will be paid on November 20, 2020 to the shareholders of record of the Company’s common stock as of the close of business on November 9, 2020.

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

The decline in retail demand within our Black Diamond segment over the second half of March 2020 and during the three months ended June 30, 2020 and September 30, 2020, negatively impacted our sales and profitability for the first, second and third quarters of 2020. We also expect an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of our Quarterly Report for the quarterly period ended March 31, 2020.

We are mitigating some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases and temporarily suspending cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures are expected to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Sustained adverse impacts to the Company, certain of its suppliers, dealers or customers may also affect the Company’s future cash flows, liquidity, and valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, net deferred tax assets, and other assets.

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

Significant Accounting Policies

Accounting Pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which is being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 2. INVENTORIES

Inventories, as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019

Finished goods	$51,685	$59,452
Work-in-process	4,984	7,474
Raw materials and supplies	8,228	6,506
	$64,897	$73,432

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019

Land	$3,160	$3,160
Building and improvements	6,958	6,964
Furniture and fixtures	5,654	5,255
Computer hardware and software	5,522	5,298
Machinery and equipment	22,265	21,578
Construction in progress	2,508	1,690
	46,067	43,945
Less accumulated depreciation	(23,376)	(21,026)
	$22,691	$22,919

NOTE 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2019	$-	$18,090	$18,090

Balance at September 30, 2020	$-	$18,090	$18,090

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2019	$41,630

Impact of foreign currency exchange rates	142

Balance at September 30, 2020	$41,772

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2019	$32,917

Impact of foreign currency exchange rates	205

Gross balance at September 30, 2020	$33,122

Other intangible assets, net of amortization as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019

Customer lists and relationships	$26,109	$25,995
Product technologies	4,803	4,712
Tradename / trademark	1,263	1,263
Core technologies	947	947
	33,122	32,917
Less accumulated amortization	(19,512)	(17,101)
	$13,610	$15,816

NOTE 5. LONG-TERM DEBT

Long-term debt as of September 30, 2020 and December 31, 2019, was as follows:

	September 30, 2020	December 31, 2019

Revolving credit facility (a)	$21,066	$22,670
Foreign credit facilities (b)	996	-
Term note (c)	19,000	-
	41,062	22,670
Less current portion	(4,000)	-
	$37,062	$22,670

(a)As of September 30, 2020, the Company had drawn $21,066 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of September 30, 2020 and December 31, 2019, the rate was 1.6875% and 3.3125%, respectively.

The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of September 30, 2020.

(b)A foreign subsidiary of the Company has a revolving credit facility with a financial institution which matures on March 31, 2022. The foreign subsidiary pays interest monthly on any borrowings on the credit facility. As of September 30, 2020, the rate was 1.3387%.

(c)Under the Credit Agreement, the Company had access to a term loan facility that was available for drawdown until May 3,

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of September 30, 2020, the rate was 1.6875%.

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

At September 30, 2020, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $688 as of September 30, 2020. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At September 30, 2020, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of September 30, 2020 and December 31, 2019:

September 30, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$8,279	August 2021
Foreign exchange contracts - Euros	€ 25,962	February 2022

December 31, 2019
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$15,932	February 2021
Foreign exchange contracts - Euros	€ 18,168	February 2021
Foreign exchange contracts - Swiss Francs	CHF 661	August 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income (loss) and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(376) and $261 were reclassified to sales during the three months ended September 30, 2020 and 2019, respectively, and $206 and $844 were reclassified to sales during the nine months ended September 30, 2020 and 2019, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2020 and December 31, 2019:

	Classification	September 30, 2020	December 31, 2019

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$89	$226
Forward exchange contracts	Other long-term assets	$36	$-

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$813	$152
Forward exchange contracts	Other long-term liabilities	$-	$29

NOTE 7. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2020	$(320)	$247	$(73)
Other comprehensive income (loss) before reclassifications	807	(886)	(79)
Amounts reclassified from other comprehensive income (loss)	-	286	286
Net current period other comprehensive income (loss)	807	(600)	207
Balance as of September 30, 2020	$487	$(353)	$134

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2019:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2019	$(70)	$(184)	$(254)
Other comprehensive (loss) income before reclassifications	(726)	1,115	389
Amounts reclassified from other comprehensive (loss) income	-	(356)	(356)
Net current period other comprehensive (loss) income	(726)	759	33
Balance as of September 30, 2019	$(796)	$575	$(221)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive income (loss) before reclassifications	773	(180)	593
Amounts reclassified from other comprehensive income (loss)	-	(156)	(156)
Net current period other comprehensive income (loss)	773	(336)	437
Balance as of September 30, 2020	$487	$(353)	$134

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2019:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$73	$404	$477
Other comprehensive (loss) income before reclassifications	(869)	954	85
Amounts reclassified from other comprehensive (loss) income	-	(783)	(783)
Net current period other comprehensive (loss) income	(869)	171	(698)
Balance as of September 30, 2019	$(796)	$575	$(221)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2020 and 2019, were as follows:

	Gains reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended		Nine Months Ended
Statements of Comprehensive Income (Loss)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Foreign exchange contracts:
Sales	$(376)	$261	$206	$844
Less: Income tax (benefit) expense	(90)	(95)	50	61
Amount reclassified, net of tax	$(286)	$356	$156	$783

Total reclassifications from AOCI	$(286)	$356	$156	$783

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$125	$-	$125
	$-	$125	$-	$125

Liabilities
Forward exchange contracts	$-	$813	$-	$813
	$-	$813	$-	$813

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$226	$-	$226
	$-	$226	$-	$226

Liabilities
Forward exchange contracts	$-	$181	$-	$181
	$-	$181	$-	$181

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2020 and December 31, 2019.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Weighted average shares outstanding - basic	29,983	29,876	29,854	29,841
Effect of dilutive stock awards	1,003	1,201	-	1,158
Weighted average shares outstanding - diluted	30,986	31,077	29,854	30,999

Net income (loss) per share:
Basic	$0.04	$0.12	$(0.05)	$0.22
Diluted	0.04	0.11	(0.05)	0.21

For the three months ended September 30, 2020 and 2019, equity awards of 927 and 798, respectively, and for the nine months ended September 30, 2020 and 2019, equity awards of 4,384 and 669, respectively, were anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

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

Options Granted:

During the nine months ended September 30, 2020, the Company issued stock options for an aggregate of 613 shares under the 2015 Plan to directors and employees of the Company. Of the 613 options issued, 38 options vest in four equal consecutive quarterly tranches from the date of grant. 145 options issued vest in four equal annual tranches beginning December 31, 2020. 50 options issued vest in five equal annual tranches beginning December 31, 2020. 30 options issued vest in three equal annual tranches beginning December 31, 2020. The remaining 350 options issued vest in three equal annual tranches beginning August 27, 2021.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Number of options	613
Option vesting period	1 - 5 Years
Grant price (per share)	$9.99 - $15.00
Dividend yield	0.79% - 1.00%
Expected volatility (a)	40.9% - 44.2%
Risk-free interest rate	0.41% - 0.65%
Expected life (years) (b)	5.31 - 6.38
Weighted average fair value (per share)	$3.72 - $4.35

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the nine months ended September 30, 2020 was $2,581, which will be recognized over the vesting period of the options.

Stock Award Granted:

On September 14, 2020, the Company issued and granted to the Executive Chairman a stock award of 244 shares under the 2015 Plan which vested immediately. The fair value of the stock award was calculated as of the date of grant using the closing market price. The grant date fair value of the stock award granted during the nine months ended September 30, 2020 was $3,314, which was recognized immediately.

Market Condition Restricted Shares Granted:

On August 27, 2020, the Company issued and granted to an employee a restricted stock award of 100 restricted shares under the 2015 Plan, of which 100 restricted shares will vest if, on or before August 27, 2023, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days. For computing the fair value of the 100 restricted shares with a market condition, the fair value of the restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

August 27, 2020

Number issued	100
Vesting period	$15.00 stock price target
Grant price (per share)	$12.72
Dividend yield	0.79%
Expected volatility	41.1%
Risk-free interest rate	0.19%
Expected term (years)	0.52
Weighted average fair value (per share)	$9.91

Using these assumptions, the fair value of the market condition restricted stock award granted on August 27, 2020 was $991.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2020 and 2019 was $4,204 and $678, respectively, and for the nine months ended September 30, 2020 and 2019 was $5,433 and $2,246, respectively. For the three and nine months ended September 30, 2020 and 2019, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2020, there were 1,744 unvested stock options and unrecognized compensation cost of $5,354 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation costs of $3,119 related to unvested restricted stock awards.

NOTE 11. COMMITMENTS AND CONTINGENCIES

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

The difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2020, was due to permanent book to tax differences primarily related to incentive stock options.

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company had recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the deferred tax assets as of September 30, 2020 and December 31, 2019, because the ultimate realization of those assets did not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss (“NOL”) carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category as a percentage of total consolidated revenues is as follows:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Climb	27%	30%	33%	34%
Mountain	33%	37%	30%	35%
Ski	17%	22%	15%	17%
Sport	23%	11%	22%	14%

Contract liabilities are recorded as a component of accounts payable and accrued liabilities when customers remit contractual cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Contract liabilities were not material at September 30, 2020 and December 31, 2019. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the three and nine months ended September 30, 2020 and 2019 were not material. No other material remaining performance obligations exist at September 30, 2020.

Financial information for our segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Sales to external customers:
Black Diamond
Domestic sales	$21,953	$23,634	$56,381	$70,315
International sales	27,411	30,118	58,980	73,683
Total Black Diamond	49,364	53,752	115,361	143,998
Sierra
Domestic sales	12,733	5,160	27,112	17,490
International sales	2,394	1,291	5,587	6,927
Total Sierra	15,127	6,451	32,699	24,417
Total sales to external customers	64,491	60,203	148,060	168,415
Segment operating income:
Black Diamond	4,035	5,388	1,709	10,096
Sierra	4,393	735	8,211	3,814
Total segment operating income	8,428	6,123	9,920	13,910
Restructuring charge	-	-	-	(13)
Transaction costs	(1,440)	(37)	(1,870)	(124)
Corporate and other expenses	(4,984)	(2,429)	(9,316)	(6,780)
Interest expense, net	(232)	(353)	(800)	(978)
Income (loss) before income tax	$1,772	$3,304	$(2,066)	$6,015

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of September 30, 2020 and December 31, 2019, were as follows:

	September 30, 2020	December 31, 2019

Black Diamond	$140,751	$147,261
Sierra	74,707	72,104
Corporate	52,380	10,900
	$267,838	$230,265

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Capital expenditures:
Black Diamond	$583	$673	$1,888	$1,863
Sierra	1,002	171	1,718	975
Total capital expenditures	$1,585	$844	$3,606	$2,838
Depreciation:
Black Diamond	$685	$610	$2,073	$1,852
Sierra	455	480	1,332	1,480
Total depreciation	$1,140	$1,090	$3,405	$3,332
Amortization:
Black Diamond	$258	$278	$803	$834
Sierra	495	610	1,487	1,831
Total amortization	$753	$888	$2,290	$2,665

NOTE 14. RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Purchase Agreement, the Company sold its common stock in a registered direct offering (the “Offering”). Upon the Company’s closing of the Offering, the Company paid a fee in the amount of $250 to Kanders & Company, Inc. (“Kanders & Company”), which were deducted from the net proceeds, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the Offering. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors is a member of the Board of Directors and sole stockholder of Kanders & Company.

Additionally, as of September 30, 2020, the Company recorded a liability in the amount of $500 owed to Kanders & Company, which is included in transaction costs, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the acquisition of Barnes.

NOTE 15. SUBSEQUENT EVENT

Barnes Acquisition

On September 30, 2020, Sierra entered into an Asset Purchase Agreement (the “Barnes Asset Purchase Agreement”) with Remington Outdoor Company, Inc. and certain of its subsidiaries (the “Seller”), pursuant to which Sierra agreed to (i) acquire certain assets of the Seller relating to the Barnes brand of bullets (“Barnes”), including equipment, inventory, intellectual property (including exclusive use of Barnes’ intellectual property in the all-copper and powdered metallurgy ammunition fields as well as its trademarks) and a leasehold interest in certain real property located in Mona, Utah (collectively, the “Barnes Purchased Assets”) and (ii) assume certain liabilities related to the Barnes Purchased Assets in a transaction to be effected in Seller’s bankruptcy proceeding under Chapter 11 of title 11 of the United States Code, §§ 101 et seq. (the “Bankruptcy Code”) which commenced on July 27, 2020 in the United States Bankruptcy

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Court for the Northern District of Alabama (the “Bankruptcy Court”). Pursuant to the Barnes Asset Purchase Agreement, the purchase price to be paid for the Barnes Purchased Assets is $30,500 (the “Barnes Purchase Price”). Sierra paid to Seller a $30,500 deposit to be applied to the Barnes Purchase Price which was recorded in Other long-term assets as of September 30, 2020.

The acquisition of the Barnes Purchased Assets (the “Barnes Acquisition”) contemplated by the Barnes Asset Purchase Agreement was subject to a number of closing conditions, including, among others (i) the Sale Order entered on September 30, 2020 by the Bankruptcy Court in the Seller’s Chapter 11 case being in effect as of the closing of the Acquisition, and (ii) compliance with the obligations of each party set forth in the Asset Purchase Agreement. The Seller and Sierra have each made representations, warranties and covenants in the Asset Purchase Agreement customary for transactions of this type under the Bankruptcy Code. On October 2, 2020, Sierra completed the acquisition of the Barnes Purchased Assets.

Based upon the timing of the Barnes Acquisition, the initial accounting is not yet complete as the Company gathers additional information related to the Barnes Purchased Assets. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the Barnes Purchased Assets, as well as the results of operations of Barnes, will first be reflected in the Company's consolidated financial results as of and for the three and twelve months ending December 31, 2020. The operating results of Barnes are expected to be included within the Sierra segment. Acquisition-related costs for the Barnes Acquisition, which were included in transaction costs during the three and nine months ended September 30, 2020 were $850.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers; the Company’s ability to protect patents, trademarks and other intellectual property rights; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; and the Company’s ability to maintain a quarterly dividend. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities relating to the Barnes brand of bullets (“Barnes”) for a purchase price of $30,500. See Note 15 of the unaudited condensed consolidated financial statements for a more detailed explanation of the acquisition.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. The reinstated Quarterly Cash Dividend will be paid on November 20, 2020 to the shareholders of record of the Company’s common stock as of the close of business on November 9, 2020.

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

The decline in retail demand within our Black Diamond segment over the second half of March 2020 and during the three months ended June 30, 2020 and September 30, 2020, negatively impacted our sales and profitability for the first, second and third quarters of 2020. We also expect an impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors of our Quarterly Report for the quarterly period ended March 31, 2020. We generally expect the second quarter of 2020 to be the most significantly impacted with sequential improvement throughout the remainder of the fiscal year.

We are mitigating some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases and temporarily suspending cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures are expected to partially mitigate the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

Sustained adverse impacts to the Company, certain of its suppliers, dealers or customers may also affect the Company’s future cash flows, liquidity, and valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, indefinite and finite-lived intangible assets, property and equipment, inventories, accounts receivable, net deferred tax assets, and other assets.

CLARUS CORPORATION

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

Accounting Pronouncements Issued Not Yet Adopted

See “Accounting Pronouncements Not Yet Adopted” in Note 1 of the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended September 30, 2020 Compared to Condensed Consolidated Three Months Ended September 30, 2019

The following presents a discussion of condensed consolidated operations for the three months ended September 30, 2020, compared with the condensed consolidated three months ended September 30, 2019.

	Three Months Ended
	September 30, 2020	September 30, 2019

Sales
Domestic sales	$34,686	$28,794
International sales	29,805	31,409
Total sales	64,491	60,203

Cost of goods sold	42,822	39,646
Gross profit	21,669	20,557

Operating expenses
Selling, general and administrative	18,674	16,443
Transaction costs	1,440	37

Total operating expenses	20,114	16,480

Operating income	1,555	4,077

Other income (expense)
Interest expense, net	(232)	(353)
Other, net	449	(420)

Total other income (expense), net	217	(773)

Income before income tax	1,772	3,304
Income tax expense (benefit)	589	(188)
Net income	$1,183	$3,492

Sales

Consolidated sales increased $4,288, or 7.1%, to $64,491 during the three months ended September 30, 2020, compared to consolidated sales of $60,203 during the three months ended September 30, 2019. The increase in sales was attributable to the increase in the quantity of new and existing sport products sold of $8,676. We also experienced an increase in sales of $279 due to the weakening of the U.S. dollar against foreign currencies during the three months ended September 30, 2020 compared to the prior period. We believe these increases were partially offset by lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Consolidated domestic sales increased $5,892, or 20.5%, to $34,686 during the three months ended September 30, 2020, compared to consolidated domestic sales of $28,794 during the three months ended September 30, 2019. The increase in sales was attributable to the increase in the quantity of new and existing sport products sold of $7,573. We believe the increase in domestic sales was partially offset by lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Consolidated international sales decreased $1,604, or 5.1%, to $29,805 during the three months ended September 30, 2020, compared to consolidated international sales of $31,409 during the three months ended September 30, 2019. We believe the decrease in international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

quantity of new and existing climb, mountain, and ski products sold during the period. The decrease was partially offset by an increase in the quantity of new and existing sport products sold of $1,103 and an increase in sales of $279 due to the weakening of the U.S. dollar against foreign currencies during the three months ended September 30, 2020 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold increased $3,176, or 8.0%, to $42,822 during the three months ended September 30, 2020, compared to consolidated cost of goods sold of $39,646 during the three months ended September 30, 2019. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $1,112 or 5.4%, to $21,669 during the three months ended September 30, 2020, compared to consolidated gross profit of $20,557 during the three months ended September 30, 2019. Consolidated gross margin was 33.6% during the three months ended September 30, 2020, compared to a consolidated gross margin of 34.1% during the three months ended September 30, 2019. Consolidated gross margin during the three months ended September 30, 2020, decreased compared to the prior year due to unfavorable impacts on our supply chain and logistic activities due to the COVID-19 pandemic.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $2,231, or 13.6%, to $18,674 during the three months ended September 30, 2020, compared to consolidated selling, general and administrative expenses of $16,443 during the three months ended September 30, 2019. The increase in selling, general and administrative expenses reflect an increase of stock compensation of $3,526 during the three months ended September 30, 2020 compared to the prior year. The increase was partially offset by the cost-saving initiatives implemented in response to the COVID-19 pandemic, primarily related to reductions within sales, marketing, research and development, and brand supporting activities.

Transaction Costs

Consolidated transaction expense increased to $1,440 during the three months ended September 30, 2020, compared to consolidated transaction costs of $37 during the three months ended September 30, 2019, which consisted of expenses related to the Company’s various acquisition efforts, including acquiring the Barnes Purchased Assets.

Interest Expense, net

Consolidated interest expense, net during the three months ended September 30, 2020 remained relatively consistent with consolidated interest expense, net, during the three months ended September 30, 2019.

Other, net

Consolidated other, net, income increased $869, or 206.9%, to $449 during the three months ended September 30, 2020, compared to consolidated other, net expense of $420 during the three months ended September 30, 2019. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax expense increased $777, or 413.3%, to $589 during the three months ended September 30, 2020, compared to a consolidated income tax benefit of $188 during the same period in 2019. Our effective income tax rate was 33.2% for the three months ended September 30, 2020, and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options. For the three months ended September 30, 2019, our effective income tax rate was 5.7% and was lower compared to the statutory tax rates due to a stock compensation windfall.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Nine Months Ended September 30, 2020 Compared to Condensed Consolidated Nine Months Ended September 30, 2019

The following presents a discussion of condensed consolidated operations for the nine months ended September 30, 2020, compared with the condensed consolidated nine months ended September 30, 2019.

	Nine Months Ended
	September 30, 2020	September 30, 2019

Sales
Domestic sales	$83,493	$87,805
International sales	64,567	80,610
Total sales	148,060	168,415

Cost of goods sold	97,243	109,810
Gross profit	50,817	58,605

Operating expenses
Selling, general and administrative	50,537	51,215
Restructuring charge	-	13
Transaction costs	1,870	124

Total operating expenses	52,407	51,352

Operating (loss) income	(1,590)	7,253

Other expense
Interest expense, net	(800)	(978)
Other, net	324	(260)

Total other expense, net	(476)	(1,238)

(Loss) income before income tax	(2,066)	6,015
Income tax benefit	(542)	(570)
Net (loss) income	$(1,524)	$6,585

Sales

Consolidated sales decreased $20,355, or 12.1%, to $148,060 during the nine months ended September 30, 2020, compared to consolidated sales of $168,415 during the nine months ended September 30, 2019. We believe lower consumer demand related to the COVID-19 pandemic drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in sales of $297 due to the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2020 compared to the prior period. These decreases were partially offset by an increase in the quantity of new and existing sport products sold of $8,282.

Consolidated domestic sales decreased $4,312, or 4.9%, to $83,493 during the nine months ended September 30, 2020, compared to consolidated domestic sales of $87,805 during the nine months ended September 30, 2019. We believe the decrease in domestic sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. This decrease was partially offset by an increase in the quantity of new and existing sport products sold of $9,622.

Consolidated international sales decreased $16,043, or 19.9%, to $64,567 during the nine months ended September 30, 2020, compared to consolidated international sales of $80,610 during the nine months ended September 30, 2019. We believe the decrease in

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in the quantity of new and existing sport products sold of $1,340 and a decrease in sales of $297 due to the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2020 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold decreased $12,567, or 11.4%, to $97,243 during the nine months ended September 30, 2020, compared to consolidated cost of goods sold of $109,810 during the nine months ended September 30, 2019. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold due to lower consumer demand related to the COVID-19 pandemic.

Gross Profit

Consolidated gross profit decreased $7,788 or 13.3%, to $50,817 during the nine months ended September 30, 2020, compared to consolidated gross profit of $58,605 during the nine months ended September 30, 2019. Consolidated gross margin was 34.3% during the nine months ended September 30, 2020, compared to a consolidated gross margin of 34.8% during the nine months ended September 30, 2019. Consolidated gross margin during the nine months ended September 30, 2020, decreased compared to the prior year due to unfavorable impacts on our supply chain and logistic activities due to the COVID-19 pandemic, along with negative impacts from foreign currency and tariffs.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses decreased $678, or 1.3%, to $50,537 during the nine months ended September 30, 2020, compared to consolidated selling, general and administrative expenses of $51,215 during the nine months ended September 30, 2019. The decrease in selling, general and administrative expenses reflect the cost-saving initiatives implemented in response to the COVID-19 pandemic, primarily related to reductions within sales, marketing, and logistics. The decrease was partially offset by an increase of stock compensation of $3,187 during the nine months ended September 30, 2020 compared to the prior year.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the nine months ended September 30, 2020, compared to consolidated restructuring expense of $13 during the nine months ended September 30, 2019. Restructuring expenses incurred during the nine months ended September 30, 2019, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $1,870 during the nine months ended September 30, 2020, compared to consolidated transaction costs of $124 during the nine months ended September 30, 2019, which consisted of expenses related to the Company’s various acquisition efforts, including acquiring the Barnes Purchased Assets.

Interest Expense, net

Consolidated interest expense, net during the nine months ended September 30, 2020 remained relatively consistent with consolidated interest expense, net, during the nine months ended September 30, 2019.

Other, net

Consolidated other, net, increased $584, or 224.6%, to income of $324 during the nine months ended September 30, 2020, compared to consolidated other, net expense of $260 during the nine months ended September 30, 2019. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. This increase was partially offset by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit decreased $28, or 4.9%, to $542 during the nine months ended September 30, 2020, compared to a consolidated income tax benefit of $570 during the same period in 2019. Our effective income tax rate was 26.2% for the nine months

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

ended September 30, 2020, and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options. For the nine months ended September 30, 2019, our effective income tax rate was 9.5% and is lower compared to the statutory tax rates due to a discrete benefit associated with a release of a tax reserve. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources

Condensed Consolidated Nine Months Ended September 30, 2020 Compared to Condensed Consolidated Nine Months Ended September 30, 2019

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $38,900 available to borrow at September 30, 2020. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending.

Further, we borrowed $20,000 under the term loan portion of the Credit Agreement to increase our overall liquidity. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

Additionally, during the three months ended September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Securities Purchase Agreement, the Company sold its common stock in a registered direct offering (the “Offering”). The net proceeds to the Company from the Offering were $11,151, after deducting estimated Offering expenses payable by the Company, and were used to pay down amounts outstanding on our revolving loan commitment. The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-218751), previously filed with and declared effective by the Securities and Exchange Commission

At September 30, 2020, we had total cash of $17,027, compared to a cash balance of $1,703 at December 31, 2019, which was substantially controlled by the Company’s U.S. entities. At September 30, 2020, the Company had $6,093 of the $17,027 in cash held by foreign entities, of which $762 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2020 compared with the condensed consolidated nine months ended September 30, 2019.

	Nine Months Ended
	September 30, 2020	September 30, 2019

Net cash provided by operating activities	$21,048	$5,635
Net cash used in investing activities	(33,779)	(2,818)
Net cash provided by (used in) financing activities	27,956	(3,379)
Effect of foreign exchange rates on cash	99	(73)
Change in cash	15,324	(635)
Cash, beginning of period	1,703	2,486
Cash, end of period	$17,027	$1,851

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $21,048 during the nine months ended September 30, 2020, compared to $5,635 during the nine months ended September 30, 2019. The increase in net cash provided by operating activities during 2020 is primarily due to an increase in net operating assets, or non-cash working capital, of $20,915, and stock compensation of $3,187, partially offset by a decrease in net income during the nine months ended September 30, 2020, compared to the same period in 2019.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $17,442 was generated during the nine months ended September 30, 2020 compared to $2,797 generated during the same period in 2019. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2020	September 30, 2019

Net cash provided by operating activities	$21,048	$5,635
Purchase of property and equipment	(3,606)	(2,838)
Free cash flow	$17,442	$2,797

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $33,779 during the nine months ended September 30, 2020, compared to $2,818 during the nine months ended September 30, 2019. The increase in cash used during the nine months ended September 30, 2020 is due to a deposit the Company paid to be applied to the purchase of the assets of the Barnes brand as well as an increase in purchases of property and equipment, compared to the same period in 2019.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $27,956 during the nine months ended September 30, 2020, compared to consolidated net cash used of $3,379 during the nine months ended September 30, 2019. The increase in cash provided during the nine months ended September 30, 2020 compared to the same period in 2019 was primarily due to the proceeds of $20,000 borrowed under the term loan and the net proceeds from the Offering of $11,151. These increases were partially offset by net repayments to the revolving line of credit and repayments of the term loan.

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

As of December 31, 2019, the Company’s gross deferred tax asset was $43,945. The Company has recorded a valuation allowance of $28,632, resulting in a net deferred tax asset of $15,313, before deferred tax liabilities of $8,633. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of September 30, 2020 and December 31, 2019, because the ultimate realization of those assets does not meet the more likely than not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

As of September 30, 2020, the Company had drawn approximately $21,066 of the $60,000 revolving loan commitment that was available for borrowing under the Credit Agreement, and $19,000 outstanding under the term loan commitment. As of September 30, 2020, the interest rate for each loan was 1.6875%. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Administrative Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2020, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except for the risk factors discussed below and the risk factors presented in Item 1A. Risk Factors of our Quarterly Report for the quarterly period ended March 31, 2020, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Breaches of our information systems could adversely affect our reputation, disrupt our operations, and result in increased costs and loss of revenue.

There have been an increasing number of recent global cyber security incidents affecting companies, including us. These incidents could cause operational failures or compromise sensitive or confidential corporate and personal data. Because we are interconnected with and dependent on third-party vendors, we could also be adversely affected if we or any of our vendors are subject to a successful cyber-attack or other information security event. Such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions, and our acquisition activities could increase such risk. There can be no guarantees that such a cyber incident would not result in the unauthorized access to or the disclosure of customer data, our trade secrets or other intellectual property, or personal information of our employees. There can be no guarantee that the disclosure of any of this information would not have a material adverse effect on our business, reputation, financial condition, and results of operations. We continually evaluate our systems and may implement further controls and additional preventative actions to further strengthen our systems against attacks. We cannot assure you that such measures will provide absolute security, that we will be

CLARUS CORPORATION

able to react in a timely manner, or that our remediation efforts following past or future attacks will be successful. Possible impacts associated with a cyber security incident may include, among other things, business interruption, ransom payments, the identification of material weaknesses or significant deficiencies, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with privacy and other laws and regulations that are applicable to us. We have insurance coverage to protect us against losses from certain cyber security incidents, including liability for third-party vendors who mishandle our information. However, there can be no guarantee that every potential loss due to cyber-attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

Adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception could negatively impact our business.

Negative claims or publicity involving us, our board of directors, our brands, our products, services and experiences, consumer data, or any of our key employees, endorsers, or suppliers could seriously damage our reputation and the image of our brands, regardless of whether such claims are accurate.

Social media, which accelerates and potentially amplifies the scope of negative publicity, can increase the challenges of responding to negative claims. Adverse publicity could also damage our reputation and the image of our brands, undermine consumer confidence in us and reduce long-term demand for our products, even if such adverse publicity is unfounded or not material to our operations. If the reputation, culture or image of any of our brands is tarnished or if we receive negative publicity, then our sales, financial condition and results of operations could be materially and adversely affected.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Employment Agreement, dated as of August 27, 2020, between Clarus Corporation and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020 and incorporated herein by reference).

10.2

Securities Purchase Agreement, September 25, 2020, by and between Clarus Corporation and the Purchasers thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020 and incorporated herein by reference).

10.3

Letter to Brown Advisory Incorporated dated September 25, 2020 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020 and incorporated herein by reference).

10.4

Asset Purchase Agreement dated September 30, 2020, by and among Sierra Bullets, L.L.C., as Buyer, and Remington Outdoor Company, Inc., certain of its subsidiaries, as Seller (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020 and incorporated herein by reference).

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

CLARUS CORPORATION
Date: November 9, 2020	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Chief Administrative Officer and
Chief Financial Officer
(Principal Financial Officer)