Form 10-K
period 2020-12-31
Clarus Corp
filed 2021-03-08
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 001-34767

CLARUS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	58-1972600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

, Utah
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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2020 was approximately $266.4 million based on $11.56 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 3, 2021, there were 31,304,181 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2020 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”), a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading designer, developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, Barnes®, PIEPS® and SKINourishment® brand names through outdoor specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra and Barnes brands, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”) for a purchase price of $30,500,000.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). In 2020, 2019 and 2018, our total Quarterly Cash Dividends were $1,520,000, $2,987,000 and $1,488,000, respectively.  In 2020, our total Quarterly Stock Dividends were $1,533,000. On January 29, 2021, the Company announced that its Board of Directors approved the payment on February 19, 2021 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on February 8, 2021.

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

We experienced a decline in retail demand within our Black Diamond segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability for the first, second, third and fourth quarters of 2020. We also expect a continued impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

We have mitigated some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases, temporarily suspending cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures partially mitigated the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

Broaden Distribution Footprint. We believe there is a significant opportunity to expand the presence and penetration of each of our brands outside of the U.S. market. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond brand, positioning it as a global brand with American roots and PIEPS as a global brand with European roots. We believe there is also a significant opportunity to expand our Sierra and Barnes brands more extensively outside the U.S. market through additional sales and marketing investments.

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

Competitive Strengths

Authentic Portfolio of Iconic Brands. We believe that our brands are iconic among devoted, active-outdoor enthusiasts with a strong reputation for innovation, style, quality, design, safety and durability. Our Black Diamond brand traces its roots to 1957 and has continuously been synonymous with the sports it serves. Our PIEPS brand traces its history to 1967 and has come to represent premium alpine performance in emergency situations. Our Sierra brand was founded in 1947 and we believe represents the most precise and accurate bullets and ammunition available for the shooting enthusiast. Our Barnes brand was founded in 1932 and produces some of the most technologically advanced lead-free bullets and premium ammunition. Our climbOn® brand included in SKINourishment was founded in 1996, providing fully sustainable, synthetic-free, athlete tested, performance-driven skincare products. Our brands also appeal to everyday customers seeking high-quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

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

In 2020, Black Diamond Equipment received over 125 product awards. Black Diamond’s engineering team introduced award-winning products, with the Climb category receiving 21 awards, Mountain category receiving 40 awards, Ski category winning 29 awards and Apparel category winning 37 awards. Across the Climb category, Black Diamond’s Vision MIPS climbing helmet, notably earned a Gear of the Show from Men’s Journal magazine at Outdoor Retailer’s Snow Show. Climbing magazine also recognized the Vision MIPS climbing helmet, Technician approach shoes and Hot Forge Hybrid quickdraw with Editor’s Choice awards. SNEWS recognized Black Diamond as one of the bestselling climbing equipment brands from its 2020 retailer survey. In the Mountain category, Black Diamond’s traction launch earned Best in Show at Outdoor Retailer Snow Show, as well as collecting awards from Women’s Running, Women’s Health and Podium Runner magazines. Black Diamond’s Distance 4 hydration vest won an Editor’s Choice from Runner’s World magazine while its Distance 8 and 15 packs were recognized by Outside and Trail Runner magazines. Black Diamond headlamps and trekking poles collected nearly 20 product awards including media outlets like GearJunkie.com, OutdoorGearLab.com and Backpacker magazine. For Ski, Black Diamond managed to secure Editor’s Choice awards from Backcountry, Freeskier, Powder and SKI magazines. Products included Black Diamond gloves, avalanche transceivers, ski poles, climbing skins and JetForce avalanche airbags. Award winning skis include the Helio Carbon 88, 95, 104, Cirque 84 and Boundary Pro 115. In its Apparel category, Black Diamond earned an ISPO GOLD award for its Dawn Patrol Hybrid Hoody. Backpacker magazine named the Dawn Patrol Hybrid Hoody the “Most Protective Softshell of 2020,” while Popular Mechanics called it one of the coolest products it saw at Outdoor Retailer. In the Spring, Outside magazine named Black Diamond’s HighLine Stretch Shell as Gear of the Year.

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

SKINourishment: SKINourishment offers organic, 100% food-grade, plant-based skin products that are safe, effective, cruelty-free, non-GMO, vegetarian, and vegan, and some are gluten free. Its synthetic-free skincare products are made with food grade ingredients, are effective for adults, children and animals, and use renewable resources. The most significant brand, climbOn®, has expanded the product line to include lotion bars, lotion crème, lip balm, soap, hand sanitizer, insect repellent, and muscle balm.

Sierra: Founded in 1947 and headquartered in Sedalia, Missouri, Sierra Bullets has been dedicated to manufacturing the highest-quality, most accurate bullets and ammunition in the world. From local and international shooting competitions to sport and hunting, Sierra offers best-in-class accuracy and precision that hunting and sport shooting enthusiasts have come to depend on. This performance is born from a proprietary manufacturing process that enables the achievement of the tightest tolerances in the industry. Sierra’s bullets and ammunition are used for precision target shooting, hunting and defense purposes. In addition to a wide base of retailers, Sierra's customers include distributors, law enforcement and industry OEMs. Sierra's products have cultivated a significant consumer following recognized by its iconic "green box" packaging and include globally recognized bullet brands such as Sierra® MatchKing®, Sierra® GameKing®, and Sierra® BlitzKing® and ammunition brands such as GameChanger®, Prairie Enemy TM, Outdoor Master®, and Sport Master®.

Barnes: Headquartered in Mona, Utah, Barnes Bullets has been an industry leader in bullet technology and innovation since 1932. The company manufactures some of the world’s most technologically advanced lead-free bullets and premium hunting, self-defense and tactical ammunition. Barnes has earned its strong reputation through unrivaled performance and results. This reputation is defined by innovative design, advanced manufacturing techniques and a core focus on the end-user. As a result, Barnes has generated a strong consumer following supported by its globally recognized bullet brands such as Barnes® TSX®, X Bullet®, Varmint Grenade®, and Expander® and ammunition brands VOR-TX® and TAC-XPD®. With its products being sold through its online store, a variety of retailers and international distributors, Barnes’s customers include hunters, range shooters, military and law enforcement professionals around the world.

Strong Base of Business. Our outdoor products business benefits from a strong reputation for paradigm-changing, high-quality, innovative products that make us a leader in the outdoor industry with particular strength in product categories such as climbing, trail running, skiing, mountaineering, hunting and competitive shooting. Underlying our innovative product lines is a strong stable of intellectual property, with multiple patents and patent applications, as well as valuable brands and trademarks. In addition, our user intimacy, strong retailer partnerships, operations and execution acumen and leadership as a champion in the access, education, and stewardship issues that affect our customers contribute to the robustness of our business.

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

Diversified Portfolio by Product, Geography and Channel. Our business is highly diversified across products, geographies, and channels. We operate a multi-brand business with Black Diamond, PIEPS, Sierra, Barnes and SKINourishment branded products spanning 34 single product categories addressing four primary categories of climbing, skiing, mountain, and sport. Our bullet product category is the only product category that accounts for more than 15% of annual sales on a pro forma basis for the year ended December 31, 2020. This provides seasonal diversification with a balance of sales across both the fall/winter and spring/summer sports seasons. Our brands are truly global with approximately 61% of our sales on a pro forma basis for the year ended December 31, 2020 generated in over 50 countries outside the United States. We believe that our product, geographic, and distribution channel diversity allows us to maximize the reach of our brand portfolio while reducing the risk associated with any single product category or point of distribution.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 28% of our outstanding common stock as of March 3, 2021, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our capital structure provides us with the capacity to fund future growth and our net operating loss and tax credit carryforwards are expected to offset our net taxable income, which is expected to allow us to retain cash flow for future growth.

Operating Segments

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

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

•Our Sierra segment, which includes Sierra and Barnes, includes two iconic American manufacturers of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

See Note 16 to our consolidated and combined financial statements for financial information regarding our segments.

Products

Our products span 34 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also manufacturer high-quality bullets and ammunition with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. We have also developed skincare products, such as lotions, lip balm, and sunscreen, as well as sport-enhancing supplements, nutrition, and other products using natural, organic or alternative ingredients. Generally, we divide our product offerings into the following four primary categories:

•Climb: Our climb line consists of apparel, footwear, and equipment such as belay/rappel devices, bouldering products, carabiners, climbing packs, crampons, harnesses, ice axes, protection devices, a bouldering line of technical apparel, and various other climbing accessories and skincare products. Our climb line represented approximately 26% of our sales on a pro forma basis during the year ended December 31, 2020.

•Mountain: Our mountain line consists of apparel, gloves, packs, headlamps, lights, tents, trekking poles, and various other hiking and mountaineering accessories. Our mountain line represented approximately 26% of our sales on a pro forma basis during the year ended December 31, 2020.

•Ski: Our ski line consists of technical apparel, avalanche airbags, packs, bindings, poles, skis, snow gloves, avalanche safety devices, and other skiing accessories. Our ski line represented approximately 19% of our sales on a pro forma basis during the year ended December 31, 2020.

•Sport: Our sport line consists of premium quality high-precision bullets and ammunition used in competitive shooting, hunting and other applications and environments. Our sport line represented approximately 29% of our sales on a pro forma basis during the year ended December 31, 2020.

Product Design and Development

We conduct our product research, evaluation, and design activities at our locations in Salt Lake City, Utah, Sedalia, Missouri, Mona, Utah, Lebring, Austria, and Wimberly, Texas.

We typically bring new products from concept to market in approximately 18 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred in selling, general, and administrative expenses. As of December 31, 2020, we had 80 employees dedicated to research and development.

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

The Black Diamond Equipment and PIEPS manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure Black Diamond Equipment’s and PIEPS’ quality management systems meet the requirements of ISO 9001–2015, and to ensure that Black Diamond Equipment’s and PIEPS’ certified products meet all necessary performance certification requirements. Sierra and Barnes are members of the Sporting Arms & Ammunition Manufacturers’ Institute and employ best-in-class proprietary manufacturing processes with respect to each one of its products. These processes are performed in-house and includes control of bullet jacket wall concentricity utilizing strict quality control standards overseen by experienced employees, yielding what we believe to be the tightest tolerances in the industry.

We manufactured approximately 30% to 35% of our products, including nearly all protection devices for climbing and all bullets, in our facilities in the United States. The remaining approximately 65% to 70% of our products are also manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently-owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

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

Quality Assurance

Quality assurance at the Company has two primary functions:

•The first is to ensure that the products that we design and develop are manufactured to meet or exceed the Company’s own standards and international regulatory standards. This involves creating inspection documentation, reviewing manufacturing processes with our various vendor-partners, and inspecting finished product to assure it meets the rigorous standards required by our customers. These activities take place globally, wherever our products are manufactured.

•The second function is to provide real and meaningful input to the new product development process. Quality assurance professionals interact closely with the design and engineering teams and bring knowledge and expertise to the design process, ensuring that the products we bring to market truly meet the criteria established when a new product is envisioned.

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

•Climb: Our climbing products and accessories, such as apparel, footwear, protection, carabiners, helmets, and harnesses, compete with products from companies such as La Sportiva, Prana, Patagonia, Petzl, CAMP, EDELRID, and Mammut.

•Mountain: Our mountaineering products and accessories, such as backpacks, trekking poles, headlamps, and tents, compete with products from companies such as Petzl, Deuter, Leki, Komperdell, Marmot, Mountain Hardwear, Hestra, Osprey, Salomon, and The North Face.

•Ski: Our skiing products and accessories, such as technical apparel, skis, poles, avalanche airbags and transceivers, compete with products from competitors such as Arc’Teryx, Backcountry Access, Dynafit (Salewa), Atomic, Mammut, Marker, Ortovox, Salomon, Scarpa, Scott, and Volkl.

•Sport: We sell both bullets and ammunition to both retailers and distributors for sale to consumers but also supply bullets to OEMs who also sometimes manufacture bullets as well. Such companies include Vista (Federal Ammunition, CCI, and Remington), Nammo, Hornady, Fiocchi, and Olin (Winchester).

In addition, in certain categories we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Build.Engineer.Repeat”®, Sierra®, Sierra® MatchKing®, Sierra® GameKing®, Sierra® BlitzKing®, Barnes®, TSX®, X Bullet®, VOR-TX® and PIEPS®, create international brand recognition for our products.

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

Seasonality

The Company’s products are outdoor activity-based, which results in seasonal variations in sales and profitability. On a calendar year basis, we generally experience our greatest sales in the first and second quarters for certain of our products including rock climbing gear, footwear, and harnesses, and in the third and fourth quarters for our ski, glove, ice climbing and snow safety products. Sales of these products may be negatively affected by unfavorable weather conditions and other market trends. During 2020, the fall/winter season represents approximately 61% of our sales on a pro forma basis while spring/summer represents approximately 39% of our sales on a pro forma basis. Sales of other products such as headlamps, lanterns, trekking poles, packs and bullets are generally balanced throughout the year.

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

Employees

As of December 31, 2020, we had over 600 employees worldwide. We have not experienced any work stoppages or employee-related slowdowns and believe that our relationship with employees is satisfactory.

Executive Officers of the Registrant

The executive officers of our Company as of December 31, 2020 are as follows:

Warren B. Kanders, 63, our Executive Chairman, has served as one of our directors since June 2002 and as Executive Chairman of our Board of Directors since December 2002. Since 1990, Mr. Kanders has served as the President of Kanders & Company, Inc., a private investment firm principally owned and controlled by Mr. Kanders, which makes investments in and provides consulting services to public and private entities. From January 1996 until its sale to BAE Systems plc on July 31, 2007, Mr. Kanders served as the Chairman of the Board of Directors, and from April 2003 as the Chief Executive Officer, of Armor Holdings, Inc., formerly a New York Stock Exchange-listed company and a manufacturer and supplier of military vehicles, armored vehicles, and safety and survivability products and systems to the aerospace and defense, public safety, homeland security, and commercial markets. Mr. Kanders received an A.B. degree in Economics from Brown University.

John C. Walbrecht, 53, has served as the President of the Company since October 2017, and President of BDEL since October 2016. Before joining the Company, Mr. Walbrecht served as the President of Mountain Hardwear from March 2016 to October 2016. Prior to Mountain Hardwear, Mr. Walbrecht served as the President and Chief Executive Officer of Fenix Outdoors NA from January 2012 until March 2016. Mr. Walbrecht has also served in various senior roles with Brandbase, Spyder, Dr. Martens/Airwair, and Timberland. Mr. Walbrecht holds a Master of Business Administration and a Bachelor of Science in Economics from Brigham Young University, a Bachelor of Arts in Marketing from the University of Maryland and understudies in International Trade and Finance at Cambridge University - Trinity College.

Aaron J. Kuehne, 42, has served as our Chief Financial Officer, Secretary and Treasurer, since 2013 and as our Chief Administrative Officer since May 2016. Mr. Kuehne previously served as the Company’s interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne received an M.B.A. degree from the University of Utah – David Eccles School of Business in 2004 and graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002. He also has been a Certified Public Accountant since 2005.

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

There is a growing trend among retailers in the U.S. and in foreign markets to undergo changes that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry, including:

•consolidating their operations;

•undergoing restructurings or store closings;

•undergoing reorganizations; or

•realigning their affiliations.

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

We often schedule internal production and place orders for products with independent manufacturers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

•an increase or decrease in consumer demand for our products or for products of our competitors;

•our failure to accurately forecast customer acceptance of new products;

•new product introductions by competitors;

•unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

•weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products;

•disease epidemics and health-related concerns, which could adversely affect consumer spending; and

•terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

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

To compete effectively in the future in the consumer products industry, among other things, we must:

•maintain strict quality standards;

•develop new and innovative products that appeal to consumers;

•deliver products on a reliable basis at competitive prices;

•anticipate and respond to changing consumer trends in a timely manner;

•maintain favorable brand recognition; and

•provide effective marketing support.

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

The economies of other foreign countries important to our operations, including other countries in Asia and Europe, could also suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sourcing operations (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

•protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

•new restrictions on access to markets;

•lack of developed infrastructure;

•inflation or recession;

•devaluations or fluctuations in the value of currencies;

•changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

•social, political or economic instability;

•acts of war and terrorism;

•natural disasters or other crises;

•reduced protection of intellectual property rights in some countries;

•increases in duties and taxation; and

•restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, relating to foreign investment or foreign trade by our host countries.

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

Changes in effective tax rates could adversely affect our results.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act significantly revised United States corporate income tax law by, among other things, reducing the corporate income tax rate to 21%. Prior to the 2020 U.S. election, President Biden proposed an increase in the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of foreign subsidiaries, the creation of a 10% penalty on certain imports and a 15% minimum tax on worldwide book income. If any or all of these (or similar) proposals are ultimately enacted into law, in whole or in part, they could have a negative impact on our effective tax rate, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Approximately 39% of our sales on a pro forma basis for the year ended December 31, 2020 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations, and financial condition.

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

These impacts include, but are not limited to:

•Significant reductions in demand or significant volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, financial hardship or adverse economic conditions, or the closure of retail stores that market our products;

•Disruptions in our manufacturing and supply arrangements caused by constrained workforce capacity or the loss or disruption of other essential manufacturing and supply elements such as raw materials or other finished product components, transportation, or other manufacturing and distribution capability;

•Failure of third parties on which we rely, including our suppliers, manufacturers, distributors, customers, retailers or other service providers to meet their obligations to the Company;

•Significant changes in the political conditions in the markets in which we operate and/or manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or travel restrictions; or

•Our ability to maintain adequate liquidity and/or meet debt covenants contained in the Company’s credit agreement if the Company is unable to resume normal operations in a timely fashion.

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

A majority of our products sold were produced by and purchased from independent manufacturers primarily located in Asia and Eastern Europe, with substantially all of the remainder produced by our manufacturing facilities located in Utah and Missouri. Although no single supplier and no one country controls a majority of our production needs, any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition, and results of operations:

•political or labor instability in countries where our facilities, contractors, and suppliers are located;

•political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

•heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

•disease epidemics and health-related concerns, such as the coronavirus, H1N1 virus, bird flu, SARS, mad cow, and hoof-and-mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials, and scrutiny or embargo of our goods produced in infected areas;

•imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

•imposition of tariffs, duties, taxes and other charges on imports and/or exports; and

•imposition or the repeal of laws that affect intellectual property rights.

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

Our ability to implement our acquisition strategy is also subject to other risks and costs, including:

•loss of key employees, customers or suppliers of acquired businesses;

•diversion of management’s time and attention from our core businesses;

•adverse effects on existing business relationships with suppliers and customers;

•our ability to secure necessary financing;

•our ability to realize operating efficiencies, synergies, or other benefits expected from an acquisition;

•risks associated with entering markets in which we have limited or no experience;

•risks associated with our ability to execute successful due diligence; and

•assumption of contingent or undisclosed liabilities of acquisition targets.

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

The credit agreement that we and certain of our subsidiaries entered into with JPMorgan Chase Bank, N.A. on May 3, 2019 (the “Credit Agreement”) contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including, without limitation, restrictions on our and our subsidiaries’ ability to:

•incur additional debt or create liens;

•engage in mergers, consolidations, certain divisions, liquidations or dissolutions other than in certain permitted instances described in the Credit Agreement;

•substantially change the business conducted by us or our subsidiaries; and

•pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled.

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

There have been an increasing number of recent global cyber security incidents affecting companies, including us. These incidents are expected to be more prevalent as a result of work-from-home policies instituted in response to the COVID-19 global pandemic, and could cause operational failures or compromise sensitive or confidential corporate and personal data. Because we are interconnected with and dependent on third-party vendors, we could also be adversely affected if we or any of our vendors are subject to a successful cyber-attack or other information security event. Such cyber security incidents may result in the loss or compromise of customer, financial, or operational data; disruption of billing, collections, or normal operating activities; disruption of electronic monitoring and control of operational systems; and delays in financial reporting and other management functions, and our acquisition activities could increase such risk. There can be no guarantees that such a cyber incident would not result in the unauthorized access to or the disclosure of customer data, our trade secrets or other intellectual property, or personal information of our employees. There can be no guarantee that the disclosure of any of this information would not have a material adverse effect on our business, reputation, financial condition, and results of operations. We continually evaluate our systems and may implement further controls and additional preventative actions to further strengthen our systems against attacks. We cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following past or future attacks will be successful. Possible impacts associated with a cyber security incident may include, among other things, business interruption, ransom payments, the identification of material weaknesses or significant deficiencies, remediation costs related to lost, stolen, or compromised data; repairs to data processing systems; increased cyber security protection costs; reputational damage; and adverse effects on our compliance with privacy and other laws and regulations that are applicable to us. We have insurance coverage to protect us against losses from certain cyber security incidents, including liability for third-party vendors who mishandle our information. However, there can be no guarantee that every potential loss due to cyber-attack or theft of information has been insured against, nor that the limits of the insurance we have acquired will be sufficient to cover all such losses.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 28% of our outstanding common stock as of March 3, 2021. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of the Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. We temporarily replaced the Quarterly Cash Dividend with a Quarterly Stock Dividend during portions of the 2020 fiscal year in light of the operational impact of the COVID-19 pandemic.  While we intend to pay regular Quarterly Cash Dividends for the foreseeable future, all subsequent dividends will be reviewed quarterly and declared at the discretion and approval of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions under our credit facility on the payment of dividends, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant. Therefore, you should not purchase our common stock if you need immediate or future income by way of dividends from your investment. In addition, upon an event of default under our credit facility, we are prohibited from declaring or paying any dividends on our common stock or generally making other distributions to our stockholders.

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

We have outstanding an aggregate of 31,304,181 shares of our common stock as of March 3, 2021. This includes 6,361,903 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 5,340,971 hypothecated and/or pledged as security for loans from financial institutions, which hypothecation has been in place for over ten years, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2020, the Company and its subsidiaries lease or own facilities throughout the U.S. and Europe. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Black Diamond Segment

Corporate Headquarters:	Salt Lake City, Utah	Owned

Black Diamond U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased/Owned

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

Sierra Segment

Sierra U.S. Distribution and Manufacturing Facilities:	Sedalia, Missouri	Owned

Barnes U.S. Distribution and Manufacturing Facilities:	Mona, Utah	Leased

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2015 and ending on December 31, 2020 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2015. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Clarus Corporation	$100.00	$121.04	$177.60	$230.09	$310.58	$355.01
The Russell 2000 Index	$100.00	$119.48	$135.18	$118.72	$146.89	$173.86
NASDAQ Global Select Market	$100.00	$107.59	$138.18	$133.10	$180.49	$258.17

Stockholders

On March 3, 2021, the last reported sales price for our common stock was $18.06 per share. As of March 3, 2021, there were 76 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a Quarterly Stock Dividend. In 2020, 2019 and 2018, our total Quarterly Cash Dividends were $1,520,000, $2,987,000 and $1,488,000, respectively.  In 2020, our total Quarterly Stock Dividends were $1,533,000.

On January 29, 2021, the Company announced that its Board of Directors approved the payment on February 19, 2021 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on February 8, 2021. The payment of any future Quarterly Cash Dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our results of operations, capital requirements, general business conditions, contractual restrictions on payment of dividends, if any, legal and regulatory restrictions on the payment of dividends, and other factors our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2020:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	4,501,997	$10.06	6,800,093

Total	4,501,997	$10.06	6,800,093

(1) Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan.

ITEM 6. SELECTED FINANCIAL DATA

Our selected financial information set forth below has been derived from our audited consolidated financial statements and should be read in conjunction with our consolidated financial statements, including the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Item 7 of Part II of this Annual Report on Form 10-K. The Company acquired equity of, or certain assets or liabilities relating to, Sierra, SKINourishment and the Barnes brand of bullets on August 21, 2017, November 6, 2018 and October 2, 2020, respectively. See Note 2. Acquisition to the notes to consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in thousands, except per share amounts)
Statement of Operations Data:
Sales	$224,007	$229,437	$212,141	$170,687	$148,189
Gross profit	77,795	80,291	73,962	53,810	43,684
Net income (loss)	5,545	18,972	7,301	(673)	(8,978)

Net income (loss) per share:
Basic	0.18	0.64	0.24	(0.02)	(0.30)
Diluted	0.18	0.61	0.24	(0.02)	(0.30)

Cash dividends declared per share	$0.05	$0.10	$0.05	$–	$–
Stock dividends declared per share	$0.05	$–	$–	$–	$–

Weighted average common shares outstanding for earnings per share:
Basic	30,175	29,820	29,915	30,022	30,397
Diluted	31,225	30,993	30,255	30,022	30,397

	December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:
Total current assets	$142,122	$120,872	$108,501	$99,444	$166,945
Total assets	280,691	230,265	213,128	207,449	210,457

Long-term obligations, net of current	36,476	24,509	25,183	24,683	9,042
Total liabilities	76,097	49,073	46,923	44,467	49,649

Total stockholders' equity	204,594	181,192	166,205	162,982	160,808

Gross profit for the years ended December 31, 2018 and 2017, included costs of $1,049 and $2,098, respectively, related to the sale of Sierra inventory that was recorded at fair value, less cost to sell, in purchase accounting. Gross profit for the year ended December 31, 2020, included costs of $360 related to the sale of Barnes inventory that was recorded at fair value, less cost to sell, in purchase accounting.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers; the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; and the Company’s ability to maintain a quarterly dividend. More information on potential factors that could affect the Company’s financial results can be found under Item 1A. Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading designer, developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, Barnes®, PIEPS® and SKINourishment® brand names through outdoor specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra and Barnes brands, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”) for a purchase price of $30,500,000.

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). In 2020, 2019 and 2018, our total Quarterly Cash Dividends were $1,520,000, $2,987,000 and $1,488,000, respectively.  In 2020, our total Quarterly Stock Dividends were $1,533,000. On January 29, 2021, the Company announced that its Board of Directors approved the payment on February 19, 2021 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on February 8, 2021.

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

We experienced a decline in retail demand within our Black Diamond segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability for the first, second, third and fourth quarters of 2020. We also expect a continued impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

We have mitigated some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases, temporarily suspending cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

These countermeasures partially mitigated the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

•Fair value of net assets acquired in business combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuations approaches are used to value different types of intangible assets. The income approach is a valuation technique that capitalizes anticipated income associated with the asset being valued. This approach is predicated on developing net income and cash flow projections which are discounted for risk and the time value of money. This approach is generally the principal approach to the valuation of most intangible assets. The market approach involves the compilation and analysis of recent acquisitions of similar assets in the open market. A fair value can be estimated after adjustments are made to reflect comparability differences between the assets sold and those being valued. This method of valuation applies primarily to the valuation of owned land and certain intangible assets. The cost approach estimates the amount that would be required to replace the service capacity of an asset (often referred to as current replacement cost). We typically apply all three approaches to estimate the fair value of our tangible and intangible tangible assets depending on the type of asset acquired.

Significant estimates in valuing certain intangible assets include but are not limited to the projected financial information related to each individual asset, particularly forecasted sales growth rates, cash flows, market-based royalty rates and estimated discount rates. Developed technology and trademarks are valued using the relief-from-royalty method, and customer relationships are valued using the multi-period excess earnings model. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The multi-period excess earnings method supposes that the owner of the intangible asset is able to achieve a return in excess of that received without the intangible asset through enhanced revenues or cost savings. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our intangible assets, which would adversely affect our operating results in the period of impairment.

•Income taxes – We account for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. We may make assumptions, judgments and estimates in order to determine the future taxable income available to support the recoverability of deferred tax assets at a more-likely-than-not threshold. The sources of future taxable income include 1) future reversal of existing taxable temporary differences, 2) taxable income in carryback years if carryback is permitted, 3) future taxable income from future operations, and 4) tax planning strategies. The degree and subjectivity and judgment increases as the source of future taxable income becomes more inherently subjective. Our assumptions, judgments and estimates relative to the realizability of a deferred tax asset take into account predictions of the amount and category of expected future taxable income. Actual operating results and the underlying amount and category of income in future years could cause our current assumptions, judgments and estimates of recoverable net deferred taxes to be inaccurate. Changes in any of the assumptions, judgments and estimates mentioned above related to the realizability of deferred tax assets, could materially affect our financial position and results of operations.

•Goodwill and intangible assets – We assess the recoverability of our one reporting unit’s carrying value of goodwill by performing a qualitative assessment and/or a quantitative goodwill impairment test.  At a minimum, we perform an annual assessment of possible goodwill impairment as of each December 31. Management may perform an interim goodwill impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, we are not required to perform the quantitative goodwill impairment test.  Otherwise, we are required to perform the quantitative goodwill impairment test which compares the reporting unit’s carrying value including goodwill to its estimated fair value. We estimate the reporting unit’s fair value using either the income approach based upon projected discounted cash flows of the reporting unit or the market approach based upon comparable market acquisition transactions. If the estimated fair value of the reporting entity exceeds the carrying value, the goodwill is not impaired, and no further review is required. However, if the carrying value exceeds the estimated fair value of the reporting unit, an impairment expense should be recognized for the excess of the carrying value over the fair value.

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

No impairment was recorded during the years ended December 31, 2020, 2019, and 2018. During the first quarter of 2019, we early adopted Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removed the requirement to perform the previous two-step goodwill impairment test.

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

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2020 Compared to Consolidated Year Ended December 31, 2019

The following presents a discussion of consolidated operations for the year ended December 31, 2020, compared with the consolidated year ended December 31, 2019:

	Year Ended December 31,
	2020	2019

Sales
Domestic sales	$132,226	$121,751
International sales	91,781	107,686
Total sales	224,007	229,437

Cost of goods sold	146,212	149,146
Gross profit	77,795	80,291

Operating expenses
Selling, general and administrative	71,428	68,680
Restructuring charge	-	13
Transaction costs	2,433	166

Total operating expenses	73,861	68,859

Operating income	3,934	11,432

Other (expense) income
Interest expense, net	(1,261)	(1,358)
Other, net	912	(93)

Total other expense, net	(349)	(1,451)

Income before income tax	3,585	9,981
Income tax benefit	(1,960)	(8,991)
Net income	$5,545	$18,972

Sales

Consolidated sales decreased $5,430, or 2.4%, to $224,007 during the year ended December 31, 2020, compared to consolidated sales of $229,437 during the year ended December 31, 2019. We believe lower consumer demand related to the COVID-19 pandemic drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. These decreases were partially offset by an increase in the quantity of new and existing sport products sold by Sierra of $16,729 and the inclusion of Barnes, which contributed $6,556. We also experienced an increase in sales of $606 due to the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2020 compared to the prior period.

Consolidated domestic sales increased $10,475, or 8.6%, to $132,226 during the year ended December 31, 2020, compared to consolidated domestic sales of $121,751 during the year ended December 31, 2019. The increase in sales was attributable to the increase in the quantity of new and existing sport products sold by Sierra of $17,873 and the inclusion of Barnes, which contributed $6,179. We believe this increase was partially offset by a decrease in domestic sales due to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Consolidated international sales decreased $15,905, or 14.8%, to $91,781 during the year ended December 31, 2020, compared to consolidated international sales of $107,686 during the year ended December 31, 2019. We believe the decrease in international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in the quantity of new and existing sport products sold by Sierra of $1,143. These decreases were partially offset by the inclusion of Barnes, which contributed $376. We also experienced an increase in sales of $606 due to the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2020 compared to the prior period.

Cost of Goods Sold

Consolidated cost of goods sold decreased $2,934, or 2.0%, to $146,212 during the year ended December 31, 2020, compared to consolidated cost of goods sold of $149,146 during the year ended December 31, 2019. The decrease in cost of goods sold was primarily attributable to a decrease in the number of units sold due to lower consumer demand related to the COVID-19 pandemic.

Gross Profit

Consolidated gross profit decreased $2,496 or 3.1%, to $77,795 during the year ended December 31, 2020, compared to consolidated gross profit of $80,291 during the year ended December 31, 2019. Consolidated gross margin was 34.7% during the year ended December 31, 2020, compared to a consolidated gross margin of 35.0% during the year ended December 31, 2019. Consolidated gross margin during the year ended December 31, 2020, decreased compared to the prior year due to unfavorable impacts on our supply chain and logistic activities due to the COVID-19 pandemic. Gross margin benefited from the inclusion of Barnes; however, this benefit was offset by a decrease in gross margin of 0.2% due to the sale of inventory that was recorded at its preliminary fair value in purchase accounting during the year ended December 31, 2020.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $2,748, or 4.0%, to $71,428 during the year ended December 31, 2020, compared to consolidated selling, general and administrative expenses of $68,680 during the year ended December 31, 2019. The increase in selling, general and administrative expenses is due to the inclusion of Barnes, which contributed $1,698, and an increase of stock compensation of $3,842 during the year ended December 31, 2020 compared to the prior year. The increase was partially offset by the cost-saving initiatives implemented in response to the COVID-19 pandemic, primarily related to reductions within sales, marketing, and logistics.

Restructuring Charges

Consolidated restructuring expense decreased to $0 during the year ended December 31, 2020, compared to consolidated restructuring expense of $13 during the year ended December 31, 2019. Restructuring expenses incurred during the year ended December 31, 2019, related to costs associated with the formal closure and liquidation of the Company’s Black Diamond Equipment manufacturing operations in Zhuhai, China.

Transaction Costs

Consolidated transaction expense increased to $2,433 during the year ended December 31, 2020, compared to consolidated transaction costs of $166 during the year ended December 31, 2019, which consisted of expenses related to the Company’s various acquisition efforts and capital-raising activities, including acquiring Barnes and completing a registered direct offering (the “Offering”).

Interest Expense, net

Consolidated interest expense, net during the year ended December 31, 2020 remained relatively consistent with consolidated interest expense, net, during the year ended December 31, 2019.

Other, net

Consolidated other, net, increased $1,005, or 1,080.6%, to income of $912 during the year ended December 31, 2020, compared to consolidated other, net expense of $93 during the year ended December 31, 2019. The increase in other, net, was primarily attributable to an increase in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. This increase was partially offset by losses on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax benefit decreased $7,031, or 78.2%, to $1,960 during the year ended December 31, 2020, compared to a consolidated income tax benefit of $8,991 during the same period in 2019. Our effective income tax rate was a benefit of 54.7% for the year ended December 31, 2020, and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and discrete charges recorded during the period. For the year ended December 31, 2019, our effective income tax rate was a benefit of 90.1% and differed compared to the statutory tax rates due to a release of certain valuation allowances and a discrete benefit associated with stock compensation windfall. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Consolidated Year Ended December 31, 2019 Compared to Consolidated Year Ended December 31, 2018

The following presents a discussion of consolidated operations for the year ended December 31, 2019 compared with the consolidated year ended December 31, 2018:

	Year Ended December 31,
	2019	2018

Sales
Domestic sales	$121,751	$112,537
International sales	107,686	99,604
Total sales	229,437	212,141

Cost of goods sold	149,146	138,179
Gross profit	80,291	73,962

Operating expenses
Selling, general and administrative	68,680	65,151
Restructuring charge	13	137
Transaction costs	166	503

Total operating expenses	68,859	65,791

Operating income	11,432	8,171

Other expense
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

Our effective income tax rate was a benefit of 90.1% for the year ended December 31, 2019, compared to a benefit of 12.8% for the same period in 2018. The primary reasons for the effective income tax rate changes are due to differing levels of income before income tax, release of a partial valuation allowance of the deferred tax assets, and discrete charges recorded during the respective periods. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

Liquidity and Capital Resources (In Thousands)

Consolidated Year ended December 31, 2020 Compared to Consolidated Year ended December 31, 2019

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $44,400 available to borrow at December 31, 2020. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending.

Further, on April 30, 2020, we borrowed $20,000 under the term loan portion of the Credit Agreement (as defined below) to increase our overall liquidity. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. On November 12, 2020, the Company and certain of its direct and indirect domestic subsidiaries (each, a “Borrower” and, collectively, the “Borrowers”) entered into Amendment No. 2 (the “Amendment No. 2”) to that certain Credit Agreement, dated May 3, 2019 with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (as amended, the “Credit Agreement”). Amendment No. 2 increased the maximum consolidated total leverage ratio permitted under the Credit Agreement to 4.00:1.00 from 3.00:1.00. In addition, Amendment No. 2 permits, among other things, the issuance by the Company of debt securities, that may be convertible into equity interests of the Company, in an aggregate principal amount of up to $125,000, and eliminates the requirement that the proceeds therefrom be used to prepay any revolving loans or term loans under the Credit Agreement.

Additionally, during the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Securities Purchase Agreement, the Company sold its common stock in the Offering. The net proceeds to the Company from the Offering were $11,151, after deducting estimated Offering expenses payable by the Company, and were used to pay down amounts outstanding on our revolving loan commitment. The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-218751), previously filed with and declared effective by the Securities and Exchange Commission.

At December 31, 2020, we had total cash of $17,789, compared to a cash balance of $1,703 at December 31, 2019, which was substantially controlled by the Company’s U.S. entities. At December 31, 2020, the Company had $4,859 of the $17,789 in cash held by foreign entities, of which $1,396 is considered permanently reinvested.

The following presents a discussion of cash flows for the consolidated year ended December 31, 2020 compared with the consolidated year ended December 31, 2019.

	Year Ended December 31,
	2020	2019

Net cash provided by operating activities	$29,392	$9,522
Net cash used in investing activities	(35,582)	(4,096)
Net cash provided by (used in) financing activities	22,254	(6,286)
Effect of foreign exchange rates on cash	22	77
Change in cash	16,086	(783)
Cash, beginning of year	1,703	2,486
Cash, end of year	$17,789	$1,703

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $29,392 during the year ended December 31, 2020 compared to consolidated net cash provided by operating activities of $9,522 during the year ended December 31, 2019. The increase in net cash provided by operating activities during 2020 is primarily due to an increase in net operating assets, or non-cash working capital, of $22,652, stock compensation of $3,842, and deferred taxes of $5,794 partially offset by a decrease in net income during the year ended December 31, 2020, compared to the same period in 2019.

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of $23,981 was generated during the year ended December 31, 2020 compared to $5,406 generated during the same period in 2019. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2020	2019

Net cash provided by operating activities	$29,392	$9,522
Purchase of property and equipment	(5,411)	(4,116)
Free cash flow	$23,981	$5,406

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $35,582 during the year ended December 31, 2020 compared to consolidated net cash used in investing activities of $4,096 during the year ended December 31, 2019. The increase in cash used during the year ended December 31, 2020 is primarily due to the $30,498 used for the purchase of the Barnes Purchased Assets, net of cash acquired as well as an increase in purchases of property and equipment, compared to the same period in 2019.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $22,254 during the year ended December 31, 2020, compared to consolidated net cash used in financing activities of $6,286 during the year ended December 31, 2019. The increase in cash provided during the year ended December 31, 2020 compared to the same period in 2019 was primarily due to the proceeds of $20,000 borrowed under the term loan and the net proceeds from the Offering of $11,151. These increases were partially offset by net repayments to the revolving line of credit and repayments of the term loan.

Net Operating Loss

As of December 31, 2020, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $120,309 and $1,889, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOLs. $120,309 of net operating losses available to offset taxable income does not expire until 2022 or later, subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2020, the Company’s gross deferred tax asset was $40,538. The Company has recorded a valuation allowance of $22,348, resulting in a net deferred tax asset of $18,190, before deferred tax liabilities of $8,304. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2020, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

Credit Agreement

On May 3, 2019, the Company, Borrowers and the other loan parties party thereto entered into the Credit Agreement for borrowings of up to $60,000 under a revolving credit facility (including up to $5,000 for letters of credit), and borrowings of up to $40,000 under a term loan facility that is available to be drawn until May 3, 2020. The Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $50,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $150,000. The Credit Agreement matures on May 3, 2024.

On November 12, 2020, the Borrowers entered into Amendment No. 2 of the Credit Agreement. Amendment No. 2 increased the maximum consolidated total leverage ratio permitted under the Credit Agreement to 4.00:1.00 from 3.00:1.00. In addition, Amendment No. 2 permits, among other things, the issuance by the Company of debt securities, that may be convertible into equity interests of the Company, in an aggregate principal amount of up to $125,000, and eliminates the requirement that the proceeds therefrom be used to prepay any revolving loans or term loans under the Credit Agreement.

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Eurodollar rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.25% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.25% per annum, in the case of Eurodollar borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Eurodollar borrowings; however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.25% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio.

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2020.

As of December 31, 2020, the Company had drawn approximately $15,579 of the $60,000 revolving loan commitment that was available for borrowing under the Credit Agreement, and $18,000 outstanding under the term loan commitment. As of December 31, 2020, the interest rate for each loan was 2.0625%. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

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

Contractual Obligations

The following summarizes our contractual obligations and commercial commitments at December 31, 2020 with initial or remaining terms of one or more years, and the effect such obligations are expected to have on our liquidity and cash flow in future periods:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Contractual Obligations:
Recorded liabilities:
Long-term debt (1)	$19,042	$4,000	$9,042	$6,000	$-
Revolving credit facility (2)	15,579	-	-	15,579	-
Operating leases (3)	5,817	1,067	1,546	1,134	2,070
Other long-term liabilities (4)	209	-	90	-	119
Unrecorded commitments:
Interest payment obligations (5)	1,905	676	1,080	149	-
Purchase obligations (6)	77,726	77,726	-	-	-
	$120,278	$83,469	$11,758	$22,862	$2,189

(1)Long-term debt represents required principal payments under the Credit Agreement related to the term loan facility as well as payment under the foreign credit facilities.

(2)Revolving credit facility represents required principal payments under the Credit Agreement.

(3)Operating leases represent required minimum lease payments.

(4)Other long-term liabilities represent payments due for other noncurrent liabilities in the Company’s consolidated balance sheet.

(5)Interest payment obligations represent required interest payments on the revolving credit facility. Amounts exclude bank fees that would be included in interest expense in the consolidated financial statements.

(6)Purchase obligations represent an agreement to purchase goods or services.

The Company has uncertain tax positions of $427 as of December 31, 2020, however the specific timing of the settlement is uncertain and has been excluded from the table above.

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

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our credit facility, since the interest is indexed to LIBOR. We entered into our current credit facility on May 3, 2019, and simultaneously terminated our previous credit facility. The applicable interest rate for the outstanding borrowings under our applicable credit facility as of December 31, 2020 and 2019 was 2.0625% and 3.3125%, respectively. Amounts outstanding as of December 31, 2020 and 2019 were $15,579,000 and $22,670,000, respectively. An increase of 100-basis points in market interest rates would not cause a material effect on interest expense.

Foreign Currency Risks

While we transact business predominantly in U.S. dollars and most of our revenues are collected in U.S. dollars, a portion of our revenues and operating costs are denominated in other currencies. Given the current political uncertainty surrounding the European Union and other economic uncertainties worldwide, changes in the relation of these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2019, approximately 28% of our pro forma sales were denominated in foreign currencies (compared to 29% in the prior year), the most significant of which were the Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. We have not held a material amount of foreign assets during the years ended December 31, 2020, 2019 and 2018, and do not believe our foreign assets expose us to a material foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Acquisitions — Refer to Note 2 to the financial statements

Critical Audit Matter Description

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”) for $30.5 million. The Company accounted for this acquisition as a business combination. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, including trademarks of $5.6 million and customer relationships of $5.7 million. The Company utilized a relief-from-royalty valuation methodology for trademarks and a multi-period excess earnings valuation methodology for customer relationships. The determination of the fair value of these intangible assets required management to make significant estimates and assumptions related to forecasted sales growth rates, cash flows, market-based royalty rates, and estimated discount rates.

We identified the valuation of the trademarks and customer relationships acquired as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of forecasted sales growth rates, cash flows, market-based royalty rates, and estimated discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted future sales growth rates, cash flows, market-based royalty rates, and estimated discount rates for the acquired Barnes trademarks and customer relationships included the following, among others:

•We tested the effectiveness of internal controls over the valuation of the intangible assets, including those over forecasted sales growth rates and cash flows, and the selection of market-based royalty rates and estimated discount rates.

•We assessed the reasonableness of management’s forecasted sales growth rates and cash flows by comparing the forecasts to historical results of Barnes, industry publications, and external data.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the relief-from-royalty and multi-period excess earnings valuation methodologies, and the market-based royalty rates and estimated discount rates by:

–Evaluating whether the valuation methodologies are appropriate in the circumstances and in accordance with generally accepted valuation principles.

–Comparing the source information underlying the determination of the estimated discount rates to external data and testing the mathematical accuracy of the calculation.

–Developing a range of independent estimates for the discount rates and comparing those to the estimated discount rates selected by management.

–Comparing the selected market-based royalty rate to comparable licensing agreements.

•We evaluated whether the forecasted sales growth rates and cash flows were consistent with evidence obtained in other areas of the audit, including a retrospective review of actual post-acquisition financial results.

•We compared the estimated weighted average return on assets, internal rate of return, and the discount rates used in the valuation models and evaluated whether they were consistent with each other.

Income Taxes — Refer to Notes 1 and 15 to the financial statements

Critical Audit Matter Description

The Company accounts for income taxes using the asset and liability method. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards (“NOLs”) for U.S. Federal tax purposes, totaling $120.3 million as of December 31, 2020. Valuation allowances are used to reduce deferred tax assets to amounts considered more-likely-than-not to be realized. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until their expiration, which begins in 2022. The Company has provided a valuation allowance against its deferred tax assets as of December 31, 2020, primarily because the Company believes that a portion of U.S. Federal NOLs will expire before their utilization. The Company’s valuation allowance recorded on deferred tax assets as of December 31, 2020 was $22.3 million.

We identified the Company’s determination of the need for and amount of valuation allowance recorded on U.S. Federal NOL deferred tax assets as a critical audit matter because of the significant estimates and judgments made by the Company to assess the realizability of its U.S. Federal NOL deferred tax assets prior to expiration. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, to evaluate the reasonableness of management’s estimates of future taxable income and the determination of whether it is more likely than not that the U.S. Federal NOL deferred tax assets will be realized.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation allowance for income taxes and the determination of whether it is more likely than not that the U.S. Federal NOL deferred tax assets will be realized prior to expiration included the following, among others:

•We tested the effectiveness of controls over the valuation allowance for income taxes, including management’s controls over the estimates of future taxable income and the determination of whether it is more likely than not that the U.S. Federal NOL deferred tax assets will be realized.

•With the assistance of income tax specialists, we evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a valuation allowance was necessary.

•We evaluated management’s ability to accurately estimate future taxable income available to realize its U.S. Federal NOL deferred tax assets by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to accurately estimate future taxable income.

•We evaluated the reasonableness of management’s estimates of future taxable income available to realize U.S. Federal NOL deferred tax assets by comparing the estimates to historical taxable income as adjusted for nonrecurring items.

•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 8, 2021

We have served as the Company's auditor since 2018.

CLARUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2020	2019
Assets
Current assets
Cash	$17,789	$1,703
Accounts receivable, net	50,475	41,628
Inventories	68,356	73,432
Prepaid and other current assets	5,385	3,787
Income tax receivable	117	322
Total current assets	142,122	120,872

Property and equipment, net	26,956	22,919
Other intangible assets, net	19,416	15,816
Indefinite-lived intangible assets	47,523	41,630
Goodwill	26,715	18,090
Deferred income taxes	11,113	7,904
Other long-term assets	6,846	3,034
Total assets	$280,691	$230,265

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$34,665	$24,304
Income tax payable	956	260
Current portion of long-term debt	4,000	-
Total current liabilities	39,621	24,564

Long-term debt	30,621	22,670
Deferred income taxes	1,227	1,224
Other long-term liabilities	4,628	615
Total liabilities	76,097	49,073

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
35,198 and 33,615 issued and 31,228 and 29,760 outstanding, respectively	4	3
Additional paid in capital	513,979	492,353
Accumulated deficit	(286,100)	(288,592)
Treasury stock, at cost	(23,789)	(22,269)
Accumulated other comprehensive income (loss)	500	(303)
Total stockholders' equity	204,594	181,192
Total liabilities and stockholders' equity	$280,691	$230,265

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018

Sales
Domestic sales	$132,226	$121,751	$112,537
International sales	91,781	107,686	99,604
Total sales	224,007	229,437	212,141

Cost of goods sold	146,212	149,146	138,179
Gross profit	77,795	80,291	73,962

Operating expenses
Selling, general and administrative	71,428	68,680	65,151
Restructuring charge	-	13	137
Transaction costs	2,433	166	503

Total operating expenses	73,861	68,859	65,791

Operating income	3,934	11,432	8,171

Other (expense) income
Interest expense, net	(1,261)	(1,358)	(1,339)
Other, net	912	(93)	(359)

Total other expense, net	(349)	(1,451)	(1,698)

Income before income tax	3,585	9,981	6,473
Income tax benefit	(1,960)	(8,991)	(828)
Net income	5,545	18,972	7,301

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,766	(359)	(832)
Unrealized (loss) gain on hedging activities	(963)	(421)	810
Other comprehensive income (loss)	803	(780)	(22)
Comprehensive income	$6,348	$18,192	$7,279

Net income per share:
Basic	$0.18	$0.64	$0.24
Diluted	0.18	0.61	0.24

Weighted average shares outstanding:
Basic	30,175	29,820	29,915
Diluted	31,225	30,993	30,255

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$5,545	$18,972	$7,301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,801	4,550	4,423
Amortization of other intangible assets	4,070	3,552	3,873
Amortization of debt issuance costs	311	283	436
Loss on disposition of property and equipment	104	62	15
Noncash lease expense	898	728	-
Loss from removal of accumulated translation adjustment	-	-	199
Stock-based compensation	6,791	2,949	2,652
Deferred income taxes	(3,201)	(8,995)	(1,098)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(7,665)	(6,163)	(766)
Inventories	11,007	(9,145)	(7,203)
Prepaid and other assets	(1,849)	856	(827)
Accounts payable and accrued liabilities	7,721	2,130	2,524
Income taxes	859	(257)	(136)
Net cash provided by operating activities	29,392	9,522	11,393

Cash Flows From Investing Activities:
Purchase of business, net of cash received	(30,498)	-	(720)
Proceeds from disposition of property and equipment	327	20	6
Purchase of property and equipment	(5,411)	(4,116)	(3,365)
Net cash used in investing activities	(35,582)	(4,096)	(4,079)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	49,571	132,215	153,556
Repayments on revolving credit facilities	(55,501)	(131,607)	(152,336)
Repayments of long-term debt	(2,000)	(31)	(39)
Proceeds from issuance of long-term debt	20,000	-	-
Payment of debt issuance costs	(79)	(709)	(1,032)
Purchase of treasury stock	(1,520)	(4,167)	(5,687)
Proceeds from exercise of stock options	2,152	1,000	467
Cash dividends paid	(1,520)	(2,987)	(1,488)
Proceeds from the sale of common stock	11,476	-	-
Common stock issuance costs	(325)	-	-
Net cash provided by (used in) financing activities	22,254	(6,286)	(6,559)

Effect of foreign exchange rates on cash	22	77	(125)

Change in cash	16,086	(783)	630
Cash, beginning of year	1,703	2,486	1,856
Cash, end of year	$17,789	$1,703	$2,486

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$426	$209	$418
Cash paid for interest	$970	$1,086	$950
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$173	$408	$219
Property and equipment acquired through a capital lease	$-	$-	$123
Lease liabilities arising from obtaining right of use assets	$622	$1,889	$-
Stock dividends	$1,533	$-	$-

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2017	32,917	$3	$485,285	$(310,390)	(2,875)	$(12,415)	$499	$162,982
Net income	-	-	-	7,301	-	-	-	7,301
Other comprehensive loss	-	-	-	-	-	-	(22)	(22)
Cash dividends ($0.05 per share)	-	-	-	(1,488)	-	-	-	(1,488)
Purchase of treasury stock	-	-	-	-	(621)	(5,687)	-	(5,687)
Stock compensation expense	-	-	2,652	-	-	-	-	2,652
Proceeds from exercise of options	327	-	467	-	-	-	-	467
Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	18,972	-	-	-	18,972
Other comprehensive loss	-	-	-	-	-	-	(780)	(780)
Cash dividends ($0.10 per share)	-	-	-	(2,987)	-	-	-	(2,987)
Purchase of treasury stock	-	-	-	-	(359)	(4,167)	-	(4,167)
Stock compensation expense	-	-	2,949	-	-	-	-	2,949
Proceeds from exercise of options	371	-	1,000	-	-	-	-	1,000
Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	5,545	-	-	-	5,545
Other comprehensive income	-	-	-	-	-	-	803	803
Cash dividends ($0.05 per share)	-	-	-	(1,520)	-	-	-	(1,520)
Stock dividends ($0.05 per share)	133	-	1,533	(1,533)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(115)	(1,520)	-	(1,520)
Stock-based compensation expense	244	-	6,791	-	-	-	-	6,791
Proceeds from exercise of options	306	-	2,152	-	-	-	-	2,152
Issuance of common stock, net of issuance costs	900	1	11,150	-	-	-	-	11,151
Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594

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

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus, a company focused on the outdoor and consumer industries, is seeking opportunities to acquire and grow businesses that can generate attractive shareholder returns. The Company has net operating tax loss carryforwards which it is seeking to redeploy to maximize shareholder value. Clarus’ primary business is as a leading designer, developer, manufacturer and distributor of outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and skincare markets. The Company’s products are principally sold under the Black Diamond®, Sierra®, Barnes®, PIEPS® and SKINourishment® brand names through outdoor specialty and online retailers, distributors and original equipment manufacturers throughout the U.S. and internationally.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra and Barnes brands, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes.

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

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”) for a purchase price of $30,500.

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

We experienced a decline in retail demand within our Black Diamond segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability. We also expect a continued impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

We have mitigated some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, suspending share repurchases, temporarily suspending cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, and substantially reducing discretionary spending. We will continue to adjust mitigation measures as needed related to health and safety. Those measures have and might continue to include temporarily suspending manufacturing or retail operations, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue maintain a healthy and safe environment for our employees amidst the pandemic.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

These countermeasures partially mitigated the impacts of COVID-19 on our full year 2020 financial results. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law. The CARES Act established a program with provisions to allow U.S. companies to defer the employer’s portion of social security taxes between March 27, 2020 and December 31, 2020 and pay such taxes in two installments in 2021 and 2022. As permitted by the CARES Act, we have deferred payment of the employer’s portion of social security payroll tax payments.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to the fair value of assets acquired in business combinations, excess or obsolete inventory, allowance for credit losses and doubtful accounts, and valuation of deferred tax assets. We base our estimates on historical experience, projected future cash flows, and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2020 and 2019, the Company did not hold any amounts that were considered to be cash equivalents.

Accounts Receivable and Allowance for Credit Losses and Doubtful Accounts

The Company records its trade receivables at sales value. The trade receivables do not bear interest. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses and doubtful accounts based on a combination of factors. A non-specific allowance for estimated doubtful accounts is recorded based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for credit losses and doubtful accounts is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for credit losses and doubtful accounts was $1,433 and $494 at December 31, 2020 and 2019, respectively. There were no significant write-offs during the years ended December 31, 2020, 2019, and 2018.

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

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: buildings, 30 years; building improvements, 20 years; computer hardware and software and machinery and equipment, 3-15 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Equipment under finance leases are stated at the present value of minimum lease payments. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. Long-lived assets located outside of the United States are not considered material.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Some of these qualitative factors may include macroeconomic conditions, industry and market considerations, a change in financial performance, entity-specific events, a sustained decrease in share price, and consideration of the difference between the fair value and carrying amount of a reporting unit as determined in the most recent quantitative assessment. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed.  The quantitative impairment analysis involves estimating the fair value of the reporting unit based upon an acceptable valuation method under Accounting Standards Codification (“ASC”) 820, Fair Value Measurement. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. No impairment was recorded during the years ended December 31, 2020, 2019, and 2018.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company’s indefinite-lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS, Sierra and Barnes with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Based on the results of the Company’s annual impairment tests during the years ended December 31, 2020, 2019, and 2018, no impairment of indefinite-lived intangible assets was recorded.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities include, but are not limited to, vendor trade payables, accrued payrolls, accrued interest, derivative instruments and other estimated expenses. Accrued liabilities as of December 31, 2020 and 2019 were $13,182 and $9,559, respectively.

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

The Company enters into contractual arrangements with customers in the form of individual customer orders which specify the goods, quantity, pricing, and associated order terms. The Company does not have long-term contracts that are satisfied over time. Due to the nature of the contracts, no significant judgment exists in relation to the identification of the customer contract, satisfaction of the performance obligation, or transaction price. The Company expenses incremental costs of obtaining a contract due to the short-term nature of the contracts.

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

Deferred revenue is recorded as a component of accounts payable and accrued liabilities when customers remit cash payments in advance of us satisfying performance obligations which are satisfied at a future point of time. Deferred revenue was not material at December 31, 2020 and totaled $141 at December 31, 2019. Contract liabilities are derecognized when the performance obligation is satisfied. Revenue recognized from satisfaction of performance obligations relating to the advanced payments during the year ended December 31, 2020 were not material and were $90 during the year ended December 31, 2019.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense, including cooperative advertising costs, were $3,833, $4,588, and $4,016 for the years ended December 31, 2020, 2019, and 2018, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were not material for the year ended December 31, 2020. Cooperative advertising costs were $287, and $338 for the years ended December 31, 2019 and 2018, respectively, and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of sales and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. The Company recorded a liability for product warranties totaling $1,354 and $1,155 as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020, 2019, and 2018, the Company experienced warranty claims on its products of $1,201, $1,123, and $999, respectively.

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. Total research and development costs were $10,159, $10,575, and $9,471 for the years ended December 31, 2020, 2019, and 2018, respectively.

Transaction Costs

Transaction costs consists of expenses related to the Company’s various acquisition efforts and capital-raising activities, including acquiring Sierra and Barnes and completing a registered direct offering (the “Offering”).

Income Taxes

Income taxes are accounted for under the asset and liability method. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the consolidated balance sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested.

The Company releases residual tax effects in accumulated other comprehensive income (loss) through continuing operations as the underlying asset matures or expires. The Company recognizes interest expense and penalties related to income tax matters in income tax benefit.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes.

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

During the years ended December 31, 2020, 2019 and 2018, Recreational Equipment, Inc. (“REI”) accounted for approximately 10%, 14% and 12%, respectively, of the Company’s sales and is included in the Black Diamond segment. No other single customer contributed more than 10% of our sales during those periods. As of December 31, 2020 and 2019, REI accounted for approximately 11% and 14% of the Company’s accounts receivable, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Fair Value Measurements

The carrying value of cash, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its long-term debt obligations under its revolving credit facility and term note approximate the carrying value at December 31, 2020 and 2019.

Segment Information

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments. The accounting policies of the segments are the same as those described above.

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

NOTE 2. ACQUISITIONS

Barnes

On September 30, 2020, Sierra entered into an Asset Purchase Agreement (the “Barnes Asset Purchase Agreement”) with Remington Outdoor Company, Inc. and certain of its subsidiaries (the “Seller”), pursuant to which Sierra agreed to (i) acquire certain assets of the Seller constituting the Barnes business (“Barnes”), including equipment, inventory, intellectual property (including exclusive use of Barnes’ intellectual property in the all-copper and powdered metallurgy ammunition fields as well as its trademarks) and a leasehold interest in certain real property located in Mona, Utah (collectively, the “Barnes Purchased Assets”) and (ii) assume certain liabilities related to the Barnes Purchased Assets in a transaction to be effected in Seller’s bankruptcy proceeding under Chapter 11 of title 11 of the United States Code, §§ 101 et seq. (the “Bankruptcy Code”) which commenced on July 27, 2020 in the United States Bankruptcy Court for the Northern District of Alabama (the “Bankruptcy Court”). Pursuant to the Barnes Asset Purchase Agreement, the purchase price to be paid for the Barnes Purchased Assets is $30,500 (the “Barnes Purchase Price”). On October 2, 2020, Sierra completed the acquisition of the Barnes Purchased Assets. Acquisition-related costs for the Barnes acquisition, which were included in transaction costs during the year ended December 31, 2020 were $922. The acquisition was accounted for as a business combination.

The Company believes the acquisition of Barnes is expected to provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill is included in the Sierra segment.

Barnes
Estimated Fair Value

Total Purchase Consideration	$30,500

Assets Acquired and Liabilities Assumed
Assets
Cash	$2
Inventories	4,535
Prepaid and other current assets	612
Property and equipment	4,036
Other intangible assets	7,500
Indefinite-lived intangible assets	5,600
Goodwill	8,625
Other long-term assets	4,355
Total Assets	35,265

Liabilities
Accounts payable and accrued liabilities	842
Other long-term liabilities	3,923
Total Liabilities	4,765

Net Book Value Acquired	$30,500

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

In connection with the acquisition, the Company acquired exclusive rights to Barnes’ trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

		Average
	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$5,700	10.0 years
Product technologies	1,800	10.0 years
Intangibles not subject to amortization
Trademarks	5,600	N/A
	$13,100	10.0 years

The goodwill consists largely of the synergies expected from combining operations. The acquisition of Barnes is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Barnes is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $8,625 is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and the Sellers prior to the acquisition. Total revenue of $6,556 and net income of $871 of Barnes were included in the Company’s consolidated statements of comprehensive income from the date of acquisition to December 31, 2020. Barnes revenue and operating income were included in the Sierra segment.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following unaudited pro forma results are based on the individual historical results of the Company and Barnes, with adjustments to give effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2019, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Year Ended December 31,
	2020	2019
Sales	$242,360	$249,783
Net income	$9,748	$17,361
Net income per share - basic	$0.32	$0.58
Net income per share - diluted	$0.31	$0.56

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transaction been consummated as of January 1, 2019. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Material nonrecurring adjustments excluded from the unaudited pro forma financial information above consists of $922 transaction costs and the $721 step up of Barnes’ inventory to its preliminary fair value, which is expected to be recorded as an unfavorable adjustment to cost of goods sold during the six months following the acquisition date.

SKINourishment

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

NOTE 3. INVENTORIES

Inventories, as of December 31, 2020 and 2019, were as follows:

	December 31, 2020	December 31, 2019
Finished goods	$50,132	$59,452
Work-in-process	6,429	7,474
Raw materials and supplies	11,795	6,506
	$68,356	$73,432

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2020 and 2019, were as follows:

	December 31, 2020	December 31, 2019

Land	$3,160	$3,160
Building and improvements	7,324	6,964
Furniture and fixtures	5,715	5,255
Computer hardware and software	5,707	5,298
Machinery and equipment	26,848	21,578
Construction in progress	3,042	1,690
	51,796	43,945
Less accumulated depreciation	(24,840)	(21,026)
	$26,956	$22,919

Depreciation expense was $4,801, $4,550, and $4,423 for the years ended December 31, 2020, 2019, and 2018, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2018	$-	$18,090	$18,090

Balance at December 31, 2019	-	18,090	18,090

Increase due to acquisition of Barnes	-	8,625	8,625

Balance at December 31, 2020	$-	$26,715	$26,715

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2019	$41,630

Increase due to acquisition of Barnes	5,600
Impact of foreign currency exchange rates	293

Balance at December 31, 2020	$47,523

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2019	$32,917

Increase due to acquisition of Barnes	7,500
Impact of foreign currency exchange rates	423

Gross balance at December 31, 2020	$40,840

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of December 31, 2020 and 2019, were as follows:

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$31,930	$(16,783)	$15,147	14.2 years
Product technologies	6,700	(3,151)	3,549	11.5 years
Tradename / trademark	1,263	(543)	720	9.4 years
Core technologies	947	(947)	-	10.0 years
	$40,840	$(21,424)	$19,416	13.5 years

	December 31, 2019
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$25,995	$(13,392)	$12,603	15.2 years
Product technologies	4,712	(2,416)	2,296	11.9 years
Tradename / trademark	1,263	(386)	877	9.4 years
Core technologies	947	(907)	40	10.0 years
	$32,917	$(17,101)	$15,816	14.3 years

Amortization expense for the years ended December 31, 2020, 2019, and 2018, was $4,070, $3,552, and $3,873, respectively. Future amortization expense for other intangible assets as of December 31, 2020 is as follows:

Years Ending December 31,	Amortization Expense
2021	$4,794
2022	3,810
2023	3,068
2024	2,507
2025	2,109
Thereafter	3,128
$19,416

NOTE 6. LONG-TERM DEBT

Long-term debt as of December 31, 2020 and 2019, was as follows:

	December 31, 2020	December 31, 2019

Revolving credit facility (a)	$15,579	$22,670
Foreign credit facilities (b)	1,042	-
Term note (c)	18,000	-
	34,621	22,670
Less current portion	(4,000)	-
	$30,621	$22,670

(a)As of December 31, 2020, the Company had drawn $15,579 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement (as defined below). As of December 31, 2020 and 2019, the interest rate was 2.0625% and 3.3125%, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

On November 12, 2020, the Borrowers entered into Amendment No. 2 (the “Amendment No. 2”) to that certain Credit Agreement, dated May 3, 2019 and as amended by Amendment No. 1 dated May 28, 2019 (the “Amendment No. 1”), with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (collectively, the “Credit Agreement”). The Credit Agreement as amended by Amendment No. 2, increased the maximum consolidated total leverage ratio permitted under the Credit Agreement to 4.00:1.00 from 3.00:1.00. In addition, Amendment No. 2 permits, among other things, the issuance by the Company of debt securities, that may be convertible into equity interests of the Company, in an aggregate principal amount of up to $125,000 (the “Notes”), and eliminates the requirement that the proceeds therefrom be used to prepay any revolving loans or term loans under the Credit Agreement.

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2020.

(b)A foreign subsidiary of the Company has a revolving credit facility with a financial institution which matures on March 31, 2022. The foreign subsidiary pays interest monthly on any borrowings on the credit facility. As of December 31, 2020, the rate was 1.3387%.

(c)Under the Credit Agreement, the Company had access to a term loan facility that was available for drawdown until May 3, 2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of December 31, 2020, the rate was 2.0625%.

The aggregate maturities of the revolving credit facility for the years subsequent to December 31, 2020 are as follows:

2021	$4,000
2022	5,042
2023	4,000
2024	21,579
Total future long-term debt payments	34,621
Less current portion	(4,000)
Long-term debt obligations	$30,621

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

At December 31, 2020, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $1,629 as of December 31, 2020. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At December 31, 2020, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of December 31, 2020 and 2019:

December 31, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,587	February 2022
Foreign exchange contracts - Euros	€ 24,481	February 2022

December 31, 2019
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$15,932	February 2021
Foreign exchange contracts - Euros	€ 18,168	February 2021
Foreign exchange contracts - Swiss Francs	CHF 661	August 2020

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income (loss) and reclassified to sales in the period the underlying hedged transaction is recognized. Gains (losses) of $(139) and $1,017 were reclassified to sales during the years ended December 31, 2020 and 2019, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2020 and 2019:

	Classification	December 31, 2020	December 31, 2019

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$-	$226

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$1,539	$152
Forward exchange contracts	Other long-term liabilities	$90	$29

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive income (loss) before reclassifications	1,766	(1,069)	697
Amounts reclassified from other comprehensive income (loss)	-	106	106
Net current period other comprehensive income (loss)	1,766	(963)	803
Balance as of December 31, 2020	$1,480	$(980)	$500

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2018	$73	$404	$477
Other comprehensive income (loss) before reclassifications	(359)	487	128
Amounts reclassified from other comprehensive income (loss)	-	(908)	(908)
Net current period other comprehensive loss	(359)	(421)	(780)
Balance as of December 31, 2019	$(286)	$(17)	$(303)

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2020 and 2019 were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Twelve Months Ended
Statements of Comprehensive Income	December 31, 2020	December 31, 2019
Foreign exchange contracts:
Sales	$(139)	$1,017
Less: Income tax (benefit) expense	(33)	109
Amount reclassified, net of tax	$(106)	$908

Total reclassifications from AOCI	$(106)	$908

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Forward exchange contracts	$-	$1,629	$-	$1,629
	$-	$1,629	$-	$1,629

	December 31, 2019
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$226	$-	$226
	$-	$226	$-	$226

Liabilities
Forward exchange contracts	$-	$181	$-	$181
	$-	$181	$-	$181

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2020 and 2019.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). In 2020, 2019 and 2018, our total Quarterly Cash Dividends were $1,520, $2,987 and $1,488, respectively. In 2020, our total Quarterly Stock Dividends were $1,533. On January 29, 2021, the Company announced that its Board of Directors approved the payment on February 19, 2021 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on February 8, 2021.

During the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Purchase Agreement, the Company sold 900,000 shares of its common stock in a registered direct offering (the “Offering”). The proceeds to the Company from the Offering were $11,476.

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2020	2019	2018

Weighted average shares outstanding - basic	30,175	29,820	29,915
Effect of dilutive stock awards	1,050	1,173	340
Weighted average shares outstanding - diluted	31,225	30,993	30,255

Net income per share:
Basic	$0.18	$0.64	$0.24
Diluted	0.18	0.61	0.24

For the years ended December 31, 2020, 2019, and 2018, equity awards of 868, 702, and 1,164, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

NOTE 12. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015 Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2020, the number of shares authorized and reserved for issuance under the 2015 Plan is 6,800 shares, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2020, the Company issued stock options for an aggregate of 1,098 shares under the 2015 Plan to directors and employees of the Company. The options issued during the year ended December 31, 2020 generally vest and become exercisable over a period of one year to five years and expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019	2018

Number of options	1,098	188	1,938
Option vesting period	1 - 5 Years	1 - 3 Years	1 - 5 Years
Grant price (per share)	$9.99 - $16.93	$13.21	$6.80 - $10.21
Dividend yield	0.59% - 1.00%	0.76%	0.00% - 1.09%
Expected volatility (a)	40.9% - 44.2%	41.0% - 41.2%	40.6% - 42.5%
Risk-free interest rate	0.41% - 0.65%	1.88% - 1.93%	2.65% - 3.09%
Expected life (years) (b)	5.31 - 6.50	5.31 - 6.00	5.00 - 6.50
Weighted average fair value (per share)	$3.72 - $6.89	$4.87 - $5.13	$2.77 - $4.08

(a)Expected volatility is based upon the Company’s historical volatility.

(b)Because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term for these grants, the Company utilized the simplified method in developing an estimate of the expected term of these options.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2020, 2019, and 2018 was $5,310, $952, and $6,059, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Stock Award Granted:

On September 14, 2020, the Company issued and granted to the Executive Chairman a stock award of 244 shares under the 2015 Plan which vested immediately. The fair value of the stock award was calculated as of the date of grant using the closing market price. The grant date fair value of the stock award granted during the year ended December 31, 2020 was $3,314, which was immediately recognized to selling, general and administrative expenses.

Market Condition Restricted Shares Granted:

On August 27, 2020, the Company issued and granted to an employee a restricted stock award of 100 restricted shares under the 2015 Plan, of which 100 restricted shares will vest if, on or before August 27, 2023, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days. For computing the fair value of the 100 restricted shares with a market condition, the fair value of the restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. Subsequent to year end, the market-based condition was met and the restricted shares became fully vested.

On January 7, 2019, the Company issued and granted to an employee a restricted stock award of 350 restricted shares under the 2015 Plan, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the “Price Trigger Date”); and (B) once the Price Trigger Date occurs, (i) 117 shares of the Company’s common stock shall vest on each of the first and second anniversary of the Price Trigger Date; and (ii) 116 shares of the Company’s common stock shall vest on the third anniversary of the Price Trigger Date. For computing the fair value of the 350 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. Subsequent to year end, the market-based condition was met and the Price Trigger Date occurred.

On January 7, 2019, the Company issued and granted to an employee a restricted stock award of 150 restricted shares under the 2015 Plan, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the Price Trigger Date); and (B) once the Price Trigger Date occurs, the shares shall equally vest on each of the first, second, third and fourth anniversary of the Price Trigger Date. For computing the fair value of the 150 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. Subsequent to year end, the market-based condition was met and the Price Trigger Date occurred.

	August 27, 2020	January 7, 2019

Number issued	100	500
Vesting period	$15.00 stock price target	$15.00 stock price target
Grant price (per share)	$12.72	$10.21
Dividend yield	0.79%	0.0%
Expected volatility	41.1%	42.4%
Risk-free interest rate	0.19%	2.53%
Expected term (years)	0.52	4.28 - 5.28
Weighted average fair value (per share)	$9.91	$7.92

Using these assumptions, the fair value of the market condition restricted stock awards granted on August 27, 2020 was approximately $991 and January 7, 2019 was approximately $3,753.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2020	2019	2018

Restricted stock awards	$1,488	$1,058	$1,158
Stock options	1,989	1,891	1,494
Stock awards	3,314	-	-
Total	$6,791	$2,949	$2,652

For the years ended December 31, 2020, 2019, and 2018, the majority of stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2020 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2019	3,911	$7.72	$22,840	600

Granted	1,098	13.89		100
Exercised or vested	(308)	7.00		-
Expired	(800)	8.75		(100)
Cancelled	-	-		-
Forfeited	-	-		-
Outstanding at December 31, 2020	3,901	$9.30	$23,802	600

Options exercisable at December 31, 2020	2,088	7.48	$16,536

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2020:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.38 - $12.51	2,868	1,990	5.4	5.4	$7.20
$12.51 - $16.93	1,033	98	9.0	7.4	$13.23
	3,901	2,088	6.0	5.5	$7.48

The intrinsic value of options exercised was $2,006, $607, and $315 during the years ended December 31, 2020, 2019, and 2018, respectively. The intrinsic value of restricted stock awards vested was $0, $3,252, and $2,720 during the years ended December 31, 2020, 2019, and 2018, respectively. Total fair value of options vested during the years ended December 31, 2020, 2019, and 2018 was $1,722, $1,610, and $1,757, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2020, 2019, and 2018 was $0, $919, and $1,076, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2020, there were 1,814 unvested stock options and unrecognized compensation cost of $7,413 related to unvested stock options, as well as 600 unvested restricted stock awards and unrecognized compensation cost of $2,430 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 2.6 years and 2.3 years, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 13. RESTRUCTURING

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and completed the plan in 2018 with a final payment in 2019. During the year ended December 31, 2019 and 2018, we incurred $13 and $137, respectively, of restructuring charges related to the 2015 Restructuring Plan. We have incurred $2,694 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

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

NOTE 15. INCOME TAXES

Consolidated income before income taxes consists of the following:

	Year Ended December 31,
	2020	2019	2018

U.S. operations	$362	$8,553	$8,998
Foreign operations	3,223	1,428	(2,525)
Income before income tax	$3,585	$9,981	$6,473

The components of the benefit for income taxes consist of the following:

	Year Ended December 31,
	2020	2019	2018

Current:
Federal	$34	$(41)	$(74)
State and local	390	179	41
Foreign	863	111	295
	1,287	249	262
Deferred:
Federal	3,084	1,133	2,645
State and local	44	(156)	326
Foreign	(91)	3,273	(575)
	3,037	4,250	2,396
Change in valuation allowance for deferred income taxes	(6,284)	(13,490)	(3,486)
	(3,247)	(9,240)	(1,090)

Income tax benefit	$(1,960)	$(8,991)	$(828)

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25%.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2020	2019	2018

Statutory income tax expense	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes	3.6	0.2	(0.9)
State income taxes, net of federal income taxes	10.2	1.9	3.4
Income tax credits	(17.1)	(5.6)	(6.8)
Incentive stock options	9.9	(3.7)	1.3
Change in effective state rate	2.3	(0.1)	0.3
Deferred tax asset write-offs	73.1	31.4	21.7
Executive compensation limitation	15.6	-	-
Other	2.1	0.7	1.1
Change in valuation allowance	(175.4)	(135.9)	(53.9)
Income tax benefit	(54.7)%	(90.1)%	(12.8)%

The deferred tax asset write-offs relate to historical research and development tax credits and certain investments that were fully offset by a release in the valuation allowance.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	December 31,
	2020	2019

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$37,206	$40,949
Non-cash compensation	1,528	1,622
Accrued liabilities	274	263
Reserves and other	1,462	1,027
Intangibles	68	84
	40,538	43,945
Valuation allowance	(22,348)	(28,632)
Net deferred tax assets	18,190	15,313
Deferred tax liabilities:
Depreciation	(1,074)	(1,091)
Intangibles	(7,529)	(7,542)
Other	299	-
	(8,304)	(8,633)

Total	$9,886	$6,680

Certain deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2020, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible and net operating loss and credit carryforwards expire. The estimates and judgments associated with the Company’s valuation allowance on deferred tax assets

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

are considered critical due to the amount of deferred tax assets recorded by the Company on its consolidated balance sheets and the judgment required in determining the Company’s potential for future taxable income. The need for a valuation allowance is reassessed at each reporting period.

The net change in the valuation allowance for deferred income tax assets was ($6,284), ($13,490), and ($3,689) during the years ended December 31, 2020, 2019, and 2018, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments	Balance at End of Year

2018	$45,811	$(3,486)	$(203)	$42,122
2019	$42,122	$(13,473)	$(17)	$28,632
2020	$28,632	$(6,284)	$-	$22,348

As of December 31, 2020, the Company has net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $120,309 and $1,889, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOLs.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2020

Expiration Dates December 31,	Net Operating Loss Amount
2022	$99,596
2023	5,853
2024	3,566
2025 and beyond	11,294
Total	$120,309

Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2015-2019 and in the foreign jurisdictions of 2007-2019. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2020, 2019 and 2018 are follows:

	December 31,
	2020	2019	2018

Balance, beginning of year	$561	$545	$476
Additions for current year tax positions	87	77	69
Additions for prior year tax positions	12	11	-
Reductions for prior year tax positions	(233)	(72)	-
Balance, end of year	$427	$561	$545

Included in the balance of total unrecognized tax benefits at December 31, 2020 and 2019, are potential benefits of $427 and $561, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $292 and $462 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2020 and 2019, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Interest and penalty expense recognized related to uncertain tax positions were not significant during the years ending December 31, 2020, 2019, and 2018, respectively. Total accrued interest and penalties as of December 31, 2020 were not significant and $4 as of December 31, 2019 and were included in accounts payable and accrued liabilities.

NOTE 16. SEGMENT INFORMATION

We operate our business structure within two segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

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

•Our Sierra segment, which includes Sierra and Barnes, includes two iconic American manufacturers of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category as a percentage of total consolidated revenues is as follows:

	Year Ended December 31,
	2020	2019	2018

Climb	28%	31%	30%
Mountain	28%	34%	34%
Ski	20%	22%	19%
Sport	24%	13%	17%

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Financial information for our segments is as follows:

	Year Ended December 31,
	2020	2019	2018
Sales to external customers:
Black Diamond
Domestic sales	$86,717	$100,294	$86,432
International sales	84,514	99,652	90,314
Total Black Diamond	171,231	199,946	176,746
Sierra
Domestic sales	45,509	21,457	26,105
International sales	7,267	8,034	9,290
Total Sierra	52,776	29,491	35,395
Total sales to external customers	224,007	229,437	212,141
Segment operating income:
Black Diamond	5,933	15,553	11,102
Sierra	12,924	4,008	5,808
Total segment operating income	18,857	19,561	16,910
Restructuring charge	-	(13)	(137)
Transaction costs	(2,433)	(166)	(503)
Corporate and other expenses	(11,578)	(8,043)	(8,458)
Interest expense, net	(1,261)	(1,358)	(1,339)
Income before income tax	$3,585	$9,981	$6,473

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented. Restructuring charges for the periods presented relate to the Black Diamond segment.

Total assets by segment, as of December 31, 2020 and 2019, were as follows:

	December 31,
	2020	2019

Black Diamond	$141,746	$147,261
Sierra	113,430	72,104
Corporate	25,515	10,900
	$280,691	$230,265

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2020	2019	2018
Capital expenditures:
Black Diamond	$3,376	$2,636	$2,560
Sierra	2,035	1,480	805
Total capital expenditures	$5,411	$4,116	$3,365
Depreciation:
Black Diamond	$2,782	$2,645	$2,469
Sierra	2,019	1,905	1,954
Total depreciation	$4,801	$4,550	$4,423
Amortization:
Black Diamond	$1,061	$1,111	$1,099
Sierra	3,009	2,441	2,774
Total amortization	$4,070	$3,552	$3,873

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 17. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our operating leases have remaining contractual terms of up to nine years, some of which include options to extend the leases for up to ten years. Our operating lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Operating lease ROU assets and liabilities as of December 31, 2020 and 2019, were as follows:

	Balance Sheet Classification	December 31, 2020	December 31, 2019

Assets
Operating lease ROU assets	Other long-term assets	$5,334	$1,200

Liabilities
Current operating lease liabilities	Accounts payable and accrued liabilities	$973	$681
Noncurrent operating lease liabilities	Other long-term liabilities	$4,414	$500

Operating lease costs were as follows:

	Affected line item in the Consolidated	Year Ended
	Statements of Comprehensive Income	December 31, 2020	December 31, 2019
Lease costs	Cost of goods sold, Selling, general and administrative	$940	$750
Variable lease costs	Cost of goods sold, Selling, general and administrative	194	208
Short-term lease costs	Cost of goods sold, Selling, general and administrative	189	228
		$1,323	$1,186

The maturity of operating lease liabilities as of December 31, 2020 are as follows:

Years Ending December 31,	Operating Lease Payments
2021	$1,067
2022	814
2023	732
2024	586
2025 and thereafter	2,618
Total future lease payments	5,817
Less: amount representing interest	(430)
Present value of future lease payments	5,387
Less: current lease obligations	(973)
Long-term lease obligations	$4,414

As of December 31, 2020, our operating leases have a weighted-average remaining lease term of 4.32 years and a weighted-average discount rate of 2.24%. Total rent expense of the Company for the year ended December 31, 2018 was $838, as determined prior to the adoption of ASC 842.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 18. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Purchase Agreement, the Company sold its common stock in a registered direct offering (the “Offering”). Upon the Company’s closing of the Offering, the Company paid a fee in the amount of $250 to Kanders & Company, Inc. (“Kanders & Company”), which were deducted from the net proceeds, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the Offering. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors is a member of the Board of Directors and sole stockholder of Kanders & Company.

Upon the Company’s acquisition of Barnes, on October 2, 2020, the Company paid a fee in the amount of $500 to Kanders & Company, which is included in transaction costs, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the acquisition of Barnes.

SUPPLEMENTARY DATA – QUARTERLY FINANCIAL DATA (Unaudited)

The following table sets forth selected quarterly data for the years ended December 31, 2020 and 2019. The operating results are not indicative of results for any future period.

	Year Ended December 31, 2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)

Net sales	$53,555	$30,014	$64,491	$75,947
Gross profit	18,512	10,636	21,669	26,978
Operating income (loss)	892	(4,037)	1,555	5,524
Net income (loss)	36	(2,743)	1,183	7,069

Net income (loss) per share:
Basic	$0.00	$(0.09)	$0.04	$0.23
Diluted	0.00	(0.09)	0.04	0.22

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)

Net sales	$61,218	$46,994	$60,203	$61,022
Gross profit	22,056	15,992	20,557	21,686
Operating income (loss)	4,417	(1,241)	4,077	4,179
Net income (loss)	3,787	(694)	3,492	12,387

Net income (loss) per share:
Basic	$0.13	$(0.02)	$0.12	$0.42
Diluted	0.12	(0.02)	0.11	0.40

Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly amounts may not equal the total computed for the year.

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2020, were effective.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Company’s internal control over financial reporting includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

The Company acquired certain assets and liabilities constituting the Barnes business (“Barnes”) on October 2, 2020. Management excluded Barnes from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Barnes’ financial statements constitute 14% of total assets and 3% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2020.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2020. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

On October 2, 2020, the Company acquired Barnes. Because Barnes utilizes separate information and accounting systems, the Company has implemented internal controls over financial reporting for acquisition-related accounting and disclosures. The acquisition of Barnes represents a material change in internal control over financial reporting since management’s last assessment of the Company’s internal control over financial reporting, which was completed as of December 31, 2019.

CLARUS CORPORATION

The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the Barnes’ acquisition and evaluating when it will complete an evaluation and review of Barnes’ internal controls over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 8, 2021, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Barnes, which was acquired on October 2, 2020, and whose financial statements constitute 14% of total assets and 3% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Barnes.

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

March 8, 2021

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors”, “Information Regarding Board of Directors and Committees” and “Other Matters” in our Proxy Statement used in connection with our 2021 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the Securities Exchange Commission (the “SEC”) not later than 120 days after December 31, 2020.

ITEM 11. EXECUTIVE COMPENSATION

The information set forth under the caption “Executive Compensation” in our Proxy Statement used in connection with our 2021 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement used in connection with our 2021 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the caption “Certain Relationships and Related Transactions, and Director Independence” in our Proxy Statement used in connection with our 2021 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the caption “Principal Accountant Fees and Services” in our Proxy Statement used in connection with our 2021 Annual Meeting of Stockholders, is incorporated herein by reference. The Company intends to file its Proxy Statement with the SEC not later than 120 days after December 31, 2020.

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

2.2

Stock Purchase Agreement dated March 10, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson and Steven Kottman (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2020 and incorporated herein by reference).

2.3

Letter Agreement dated April 30, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson, Steven Kottman and Steven Kottman, as Sellers’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020 and incorporated herein by reference).

2.4

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

CLARUS CORPORATION

10.2

Employment Agreement between the Company and Warren B. Kanders, dated as of June 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2017 and incorporated herein by reference). +

10.3

Employment Agreement, dated as of August 27, 2020, between the Company and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020 and incorporated herein by reference).+

10.4

Employment Agreement between the Company and John Walbrecht, dated as of January 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2021 and incorporated herein by reference). +

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

10.13

Amendment No. 2 to Credit Agreement dated as of November 12, 2020, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020 and incorporated herein by reference)..

10.14

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

10.18	Letter to TT Investimentos Ltda. dated March 23, 2020 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2020 and incorporated herein by reference).
10.19

Securities Purchase Agreement, September 25, 2020, by and between the Company and the Purchasers thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020 and incorporated herein by reference).

CLARUS CORPORATION

21.1	Subsidiaries of the Company. **
23.1	Consent of Independent Registered Public Accounting Firm. **
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002. ***
32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley of 2002. ***
101.INS	XBRL Instance Document. **
101.SCH	XBRL Taxonomy Extension Schema Document. **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. **
+	Management contract or compensatory plan or arrangement.
**	Filed herewith
***	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 8, 2021	By: /s/ Aaron J. Kuehne
Aaron J. Kuehne
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Aaron J. Kuehne	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Aaron J. Kuehne

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning