Form 10-K/A
period 2020-12-31
Clarus Corp
filed 2021-04-05
CIK 913277

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2020 was approximately $266.4 million based on $11.56 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of April 2, 2021, there were 31,314,181 shares of common stock, par value $0.0001, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on March 8, 2021 (the “Original Filing”) by Clarus Corporation, a Delaware corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

INDEX

CLARUS CORPORATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Clarus’ directors and executive officers and their ages as of April 2, 2021 are as follows:

Name	Age	Position
Executive Officers
Warren B. Kanders	63	Executive Chairman of the Board of Directors
John C. Walbrecht	53	President
Aaron J. Kuehne	42	Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Non-Employee Directors
Donald L. House (1)(2)(3)	79	Director
Nicholas Sokolow (1)(2)(3)	71	Director
Michael A. Henning (1)	80	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

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

Aaron J. Kuehne, 42, has served as our Chief Financial Officer, Secretary and Treasurer, since 2013 and as our Executive Vice President since March 2021. Mr. Kuehne previously served as the Company’s Chief Administrative Officer, interim Chief Financial Officer, in addition to serving as its Vice President of Finance, principal financial officer and principal accounting officer. Before joining the Company in September 2010, Mr. Kuehne served as the Corporate Controller of Certiport from August 2009 to September 2010. From July 2004 to August 2009, Mr. Kuehne served in various capacities with KPMG LLP, most recently as Audit Manager. Mr. Kuehne graduated with a Bachelor of Arts degree in Accounting from University of Utah – David Eccles School of Business in 2002 and with an M.B.A. degree from University of Utah – David Eccles School of Business in 2004. He has also been a Certified Public Accountant since 2005.

Non-Employee Directors

Donald L. House, 79, has served as one of our directors since January 1993. Mr. House served as Chairman of our Board of Directors from January 1994 until December 1997 and as our President from January 1993 until December 1993. Mr. House is currently a private investor, and in the past, he has served on a number of Boards of Directors of public and private companies, including a position as a member of the Board of Directors of Carreker Corporation from May 1998 until March 2007, and as Chairman of Version One, Inc. from January 2003 until August 2017. Mr. House graduated with B.S. and M.S. degrees from the Georgia Institute of Technology. Based upon Mr. House’s role as the Chairman of the Compensation Committee of the Company’s Board of Directors, prior experience as a chairman and an executive officer of companies in a variety of industries, financial expertise and extensive experience serving as a member of the boards of directors and committees of other public companies, the Company believes that Mr. House has the requisite set of skills to serve as a Board or Board committee member of the Company.

Nicholas Sokolow, 71, has served as one of our directors since June 2002, and has been designated as the “lead independent director” of the Company’s Board of Directors since June 2016. From January 1996 until its sale to BAE Systems on July 31, 2007, Mr. Sokolow served as a member of the Board of Directors of Armor Holdings. Mr. Sokolow served as a member of the Board of Directors of Stamford Industrial Group, Inc. from October 2006 until September 2009. From 2007 until December 31, 2014, Mr. Sokolow practiced law at the firm of Lebow & Sokolow LLP. From 1994 to 2007, Mr. Sokolow was a partner at the law firm of Sokolow, Carreras & Partners. From June 1973 until October 1994, Mr. Sokolow was an associate and partner at the law firm of Coudert Brothers. Mr. Sokolow graduated with Economics and Finance degrees from the Institut D’Etudes Politiques, a Law degree from the Faculte de Droit and a Masters of Comparative Law degree from the University of Michigan. Mr. Sokolow is also an honorary member of the French Bar. Based upon Mr. Sokolow’s role as the Chairman of the Nominating/Corporate Governance Committee of the Company’s Board of Directors, education, legal background involving mergers and acquisitions, corporate governance expertise and extensive experience serving as a member of the boards of directors and committees of other public companies, the Company believes that Mr. Sokolow has the requisite set of skills to serve as a Board or Board committee member of the Company.

Michael A. Henning, 80, has served as one of our directors since May 2010. Mr. Henning served as a director and the Chairman of the Audit Committee of the Board of Directors of Highlands Acquisition Corp. from May 2007 until September 2009. From 2000 to May 2015, Mr. Henning had served as the Chairman of the Audit Committee and member of the Compensation Committee, and had previously served as the Vice Chairman of the Finance Committee, of the Board of Directors of CTS Corporation, a NYSE-listed company that provides electronic components to auto, wireless and PC businesses. From December 2002 to May 2017, Mr. Henning served on the Board of Directors of Omnicom Group Inc., a NYSE-listed global communications company, where he also served on the Audit Committee and the Compensation Committee. From 2007 to May 2017, Mr. Henning served on the Board of Directors of Landstar System, Inc., a NASDAQ-listed transportation and logistics services company, and served on committees such as the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Henning retired as Deputy Chairman from Ernst & Young in 2000 after forty years with the firm. Mr. Henning was the inaugural Chief Executive Officer of Ernst & Young International, serving from 1993 to 1999. From 1991 to 1993, he served as Vice Chairman of Tax Services at Ernst & Young. Mr. Henning was also the Managing Partner of the firm’s New York office, from 1985 to 1991, and the Partner in charge of International Tax Services, from 1978 to 1985. From 1994 to 2000, Mr. Henning served as a Co-Chairman of the Foreign Investment Advisory Board of Russia, where he co-chaired a panel of 25 chief executive officers from the G-7 countries who advised the Russian government in adopting international accounting and tax standards. Mr. Henning graduated with a B.B.A. degree from St. Francis College and received a Certificate from the Harvard University Advanced Management Program. Mr. Henning is a Certified Public Accountant. Based upon Mr. Henning’s role as the Chairman of the Audit Committee of the Company’s Board of Directors, his accounting and financial expertise and extensive experience serving as a member of the boards of directors and committees of other public companies, the Company believes that Mr. Henning has the requisite set of skills to serve as a Board or Board committee member of the Company.

Code of Ethics

The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, and to all of its other officers, directors and employees. The code of business conduct and ethics may be accessed at www.claruscorp.com, under the tab “Governance Documents” within the section called “Governance.” In addition, you may request a copy of any such materials, without charge, by submitting a written request to: Clarus Corporation, Attention: Secretary, 2084 East 3900 South, Salt Lake City, UT 84124. The Company intends to disclose future amendments to, or waivers from, certain provisions of its code of business conduct and ethics, if any, on the above website within five business days following the date of such amendment or waiver.

Audit Committee

The Audit Committee is responsible for the oversight and evaluation of (i) the qualifications, independence and performance of our independent registered public accounting firm (“independent auditors”); (ii) the performance of our internal audit function; and (iii) the quality and integrity of our financial statements and the effectiveness of our internal control over financial reporting. In addition, the Audit Committee recommends to the Board of Directors the appointment of independent auditors and analyzes the reports and recommendations of such auditors. The Audit Committee also assesses major risk factors relating to the Company and its performance, and reviews measures to address and mitigate financial, legal and operational risks. The committee also prepares the Audit Committee report required by the rules of the U.S. Securities and Exchange Commission (the “SEC”).

Our Audit Committee is currently comprised of Messrs. Henning, House and Sokolow, with Mr. Henning serving as the Chairman. All of the members of our Audit Committee were determined by the Board of Directors to be independent of Clarus based on NASDAQ’s definition of “independence” and are able to read and understand the Company’s fundamental financial statements. The Board of Directors has determined that Mr. Henning qualifies as an audit committee financial expert (as such term is defined under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

The Compensation Committee assists the independent members of the Board of Directors in establishing a compensation package for Clarus’ Executive Chairman and assists the Board of Directors in establishing compensation packages for Clarus’ other Named Executive Officers, its key employees and non-employee directors as well as administering Clarus’ incentive plans. The Compensation Committee is generally responsible for setting and administering the policies which govern annual salaries of executive officers, raises and bonuses and certain awards of stock options and common stock under the Company’s 2015 Stock Incentive Plan and otherwise, and such responsibility is generally limited to the actions taken by the Compensation Committee, although at times the full Board of Directors has determined annual executive salaries, raises and bonuses as well as grants of stock options and common stock without having first received recommendations from the Compensation Committee. From time to time, the Compensation Committee reviews our compensation packages to ensure that they remain competitive with the compensation packages offered by similarly-situated companies and continue to incentivize management and align management’s interests with those of our stockholders. Although we do not target executive compensation to any peer group median, we strive to provide a compensation package that is competitive in the market and rewards each executive’s performance.

The Compensation Committee is comprised of two directors, each of whom has considerable experience in executive compensation issues. Each member of the Compensation Committee meets the independence requirements specified by NASDAQ and by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). No member of the Compensation Committee has ever been an officer or employee of the Company, nor is there a direct or indirect relationship between any of the members of the Committee and any of the Company’s executive officers. The Compensation Committee operates under a written charter adopted by the Board of Directors that is available on our Internet website, at www.claruscorp.com, under the tab “Governance Documents” within the section called “Governance.”

Executive Compensation Philosophy and Objectives

The Compensation Committee continues to examine and refine our compensation philosophy, objectives and strategy throughout the fiscal year as part of our ongoing efforts to maintain “best practices” in this area and corporate governance in general. The general philosophy of our executive compensation program is to attract and retain talented management that are enthusiastic about our mission and culture while ensuring that our executive officers are compensated in a way that advances the interests of our stockholders. In pursuing these objectives, the Compensation Committee believes that it is critical that a substantial portion of each executive officer’s compensation be contingent upon our overall performance and the growth of the Company. The Compensation Committee is also guided by the principles that our compensation packages must be competitive, must support our overall strategy and objectives, must provide significant rewards for outstanding financial performance while establishing clear consequences for underperformance and must align management’s interests with the interests of stockholders by linking compensation with performance. Annual bonuses and long-term awards for our executive officers should take into account not only objective financial goals, but also individual performance goals that reinforce our core values, which include leadership, accountability, ethics and corporate governance. It is generally the Compensation Committee’s responsibility to determine the performance goals for the performance-based compensation payable to our Named Executive Officers, subject to ratification by the Board of Directors, and to certify compliance with such goals before such compensation is paid. Subject to this limitation, the Compensation Committee may also make recommendations to the Board of Directors with respect to compensation of the President and Chief Financial Officer and, either alone or with the other independent members of our Board of Directors, determine and approve the compensation of our Executive Chairman.

In determining the compensation packages for our Named Executive Officers, key employees and non-employee directors, the Compensation Committee and the Board of Directors have evaluated the history and performance of the Company, previous compensation practices and packages awarded to the Company’s executive officers, key employees and non-employee directors, and compensation policies and packages awarded to executive officers, key employees and non-employee directors at similarly-situated companies.

Use of Outside Consultants

The Compensation Committee has the authority to retain and terminate any independent compensation consultant and to obtain independent advice and assistance from internal and external legal, accounting and other advisors. In 2020, the Compensation Committee did not engage any such consultants to determine or recommend the amount or form of executive and director compensation discussed herein.

Compensation Program Components

Our executive compensation program emphasizes company performance, individual performance and an increase in stockholder value over time in determining executive pay levels. Our executive compensation program consists of three key elements: (i) annual base salaries; (ii) a performance-based annual bonus; and (iii) periodic grants of stock options and restricted stock. The Compensation Committee believes that this three-part approach best serves our and our stockholders’ interests by motivating executive officers to improve our financial position, holding executives accountable for the performance of the organizations for which they are responsible and by attracting key executives into our service. Under our compensation program, annual compensation for Named Executive Officers are composed of a significant portion of pay that is “at risk”, specifically, the annual bonus, stock options and restricted stock.

For the fiscal year ended December 31, 2020, the components of compensation for Named Executive Officers were: (i) cash compensation; (ii) equity-based compensation; and (iii) perquisites and other personal and additional benefits. Additional details on each element of our compensation program are outlined below.

Cash Compensation

Base Salary. In reviewing and approving the base salaries of our Named Executive Officers, the Compensation Committee considers the scope of work and responsibilities and other individual-specific factors; the recommendations of our Executive Chairman (except in the case of his own compensation); compensation for similar positions at similarly-situated companies; and the executive’s experience. Except where an existing agreement establishes an executive’s salary, the Compensation Committee generally reviews executive officer and key employee salaries annually at the end of the fiscal year and establishes the base salaries for the upcoming fiscal year in connection with establishing the Company’s budget for the upcoming fiscal year. The employment agreements of our Named Executive Officers are described below under the heading “Employment Agreements”.

In 2020, the annual base salary for Mr. Kanders was established pursuant to his current employment agreement (the “Kanders Employment Agreement”), under which he was paid an annual base salary of $350,000. On November 13, 2020, Mr. Kanders’ annual base salary was increased to $425,000 effective as of January 1, 2021. In establishing the salary of Mr. Kanders, the Compensation Committee considered his extensive investment, capital raising, acquisition and operating expertise, as well as the responsibilities and duties required by his role as executive chairman of a public company. Mr. Kanders devotes only as much of his time as is necessary to the affairs of the Company and also serves in various capacities with other public and private entities, including not-for-profit entities.

In 2020, the annual base salary for Mr. Walbrecht was $425,000. On January 1, 2021, the Company and Mr. Walbrecht entered into an employment agreement (the “Walbrecht Employment Agreement”), which provides for Mr. Walbrecht’s employment as the Company’s President for a term expiring on January 1, 2024, subject to certain termination rights, and an annual base salary of $500,000, subject to annual review by the Company. In establishing Mr. Walbrecht’s base salary, the Compensation Committee considered, among other things, the compensation for similar positions at similarly-situated companies, as well as the responsibilities and duties required by his role as president of a public company.

In 2020, the annual base salary for Mr. Kuehne was $350,000. On August 27, 2020 the Company and Mr. Kuehne entered into an employment agreement (the “Kuehne Employment Agreement”), which provides for Mr. Kuehne’s employment as the Company’s Chief Administrative Officer, Chief Financial Officer, Secretary and Treasurer for a term expiring on August 27, 2023, subject to certain termination rights, and an annual base salary of $350,000, subject to annual review by the Company. On November 13, 2020, Mr. Kuehne’s annual base salary was increased to $425,000 effective as of January 1, 2021. In establishing Mr. Kuehne’s base salary, the Compensation Committee considered, among other things, the compensation for similar positions at similarly-situated companies, as well as the responsibilities and duties required by his role as chief financial officer of a public company. In March 2021, Mr. Kuehne was appointed to also serve as the Company’s Executive Vice President and ceased serving as the Company’s Chief Administrative Officer.

Performance-Based Annual Bonus. With regard to the performance-based compensation of any Named Executive Officer, the Compensation Committee generally establishes the performance goals and then certifies the satisfaction of such performance goals prior to the payment of the performance-based bonus compensation. In reviewing and approving the annual performance-based bonus for our executive officers, the Compensation Committee may also consider an executive’s contribution to the overall performance of Clarus, as well as annual bonuses awarded to persons holding similar positions at similarly-situated companies.

In addition, cash bonuses may be awarded at the discretion of the Board of Directors, the Compensation Committee or the executive management of the Company for exceptional performance related to other corporate activity undertaken by the Company in any year.

The Compensation Committee and the Board of Directors determined to award our President a discretionary cash bonus for the performance of his services in 2020, pursuant to which he was paid $212,500. In determining to award a discretionary cash bonus to our President, the Compensation Committee took into account, among other things, his contributions to the Company’s financial results for the year ended December 31, 2020.

The Compensation Committee and the Board of Directors also determined to award our Executive Vice President and Chief Financial Officer a discretionary cash bonus for the performance of his services in 2020, pursuant to which he was paid $175,000. In determining to award a discretionary cash bonus to our Executive Vice President and Chief Financial Officer, the Compensation Committee took into account, among other things, his contributions to the Company’s financial results for the year ended December 31, 2020.

Base salary, incentive compensation and the amount of discretionary bonus (total cash compensation) earned in 2020 by the Named Executive Officers are reflected in the “Salary,” and “Bonus,” columns in the Summary Compensation Table set forth on page 7 of this Amendment.

Equity-Based Compensation

2005 Stock Incentive Plan and 2015 Stock Incentive Plan

We believe that equity-based compensation is the most effective means of creating a long-term link between the compensation provided to officers and other key management personnel and the returns realized by the stockholders. In 2020, the Company maintained the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan (collectively, the “Incentive Plans”) to incentivize executive officers and other key employees. The Incentive Plans are designed to give the Board of Directors discretion and flexibility in designing incentive compensation packages to align the goals of management with those of our stockholders and to motivate executive officers and key employees to improve the operations of the Company, thereby maximizing stockholder value. Pursuant to the Incentive Plans, the Board of Directors may issue to employees, officers, directors, consultants, independent contractors and advisors of the Company and its subsidiaries incentive stock options, nonqualified stock options, and restricted stock.

Awards under the Incentive Plans help relate a significant portion of an employee’s long-term remuneration directly to stock price appreciation realized by all our stockholders and align an employee’s interests with that of our stockholders. The Compensation Committee believes equity-based incentive compensation aligns executive and stockholder interests because (i) the use of a multi-year lock-up or vesting schedule or milestone based vesting schedule for equity awards encourages executive retention and emphasizes long-term growth, and (ii) paying a significant portion of management’s compensation in our equity provides management with a powerful incentive to increase stockholder value over the long-term. The specific types and size of awards to be granted (other than options granted to non-employee directors) and the terms and conditions of such awards are determined by the Compensation Committee subject to the provisions of the Incentive Plans.

The timing of our equity award grants is not designed to have any relationship with our release of material, non-public information. Awards are generally granted at previously scheduled meetings of the Board of Directors and Compensation Committee and as required by the Incentive Plans, options and stock awards are granted with an exercise price and valued equal to the fair market value of the Company’s common stock which is the closing price on the date of such grant. The Compensation Committee may also approve any equity-based grants in connection with the hiring or promotion of an executive officer.

The Company’s 2005 Stock Incentive Plan expired in accordance with its terms in June 2015 and any shares of common stock then remaining available for grant under the 2005 Stock Incentive Plan have been canceled. However, at December 31, 2020, 253,500 shares of common stock subject to outstanding awards granted under the 2005 Stock Incentive Plan prior to the expiration of the 2005 Stock Incentive Plan will remain available for issuance in accordance with their terms.

On September 14, 2020, the Company issued and granted a stock award to Mr. Kanders consisting of 244,003 shares of common stock under the 2015 Stock Incentive Plan that were fully vested as of the date of grant. The grant was issued to replace the value of the 800,000 vested options originally granted to Mr. Kanders in December 2002, of which 400,000 options had an exercise price of $7.50 per share and 400,000 options had an exercise price of $10.00 per share, all of which expired in accordance with their terms without being exercised.

On December 2, 2020, the Company issued and granted a stock option award to Mr. Kanders consisting of options to purchase 255,997 shares of common stock pursuant to the Company’s 2015 Stock Incentive Plan, having an exercise price of $14.39 per share, and vesting over a period of three years, with 85,331 options vesting and become exercisable on December 2, 2021 and 85,333 options vesting and becoming exercisable on each of December 2, 2022 and December 2, 2023. In granting this stock option award to Mr. Kanders, the Company’s Compensation Committee considered, among other things, the leadership Mr. Kanders provided guiding the Company in 2020 through a challenging environment amidst the COVID-19 global pandemic. The Compensation Committee also took into account that the sole grant received by Mr. Kanders during 2020 was the grant of a stock award of 244,003 shares of common stock to compensate Mr. Kanders for the value of his vested and lapsed stock options to purchase an aggregate of 800,000 shares of the Company’s common stock.

Under the terms of the Kuehne Employment Agreement, on August 27, 2020, the Company issued and granted to Mr. Kuehne an option to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2015 Stock Incentive Plan, having an exercise price of $15.00 per share, of which 100,000 shares of common stock will vest and become exercisable on each of August 27, 2021, August 27, 2022 and August 27, 2023. Also under the terms of the Kuehne Employment Agreement, on August 27, 2020, the Company issued and granted to Mr. Kuehne a restricted stock award of 100,000 restricted shares of the Company’s common stock pursuant to the 2015 Stock Incentive Plan, all of which will vest if, on or before August 27, 2023, the closing share price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days.

Equity based compensation earned in 2020 by the Named Executive Officers are reflected in the “Stock Awards,” and “Option Awards,” columns in the Summary Compensation Table set forth on page 7 of this Amendment.

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

The costs to the Company associated with providing these benefits for executive officers named in the Summary Compensation Table are reflected in the “All Other Compensation” column of the Summary Compensation Table set forth on page 7 of this Amendment.

Accounting and Tax Considerations

Section 162(m) of the Code generally disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to an individual who was a Named Executive Officer. Under the rules in effect before 2018, compensation that qualified as “performance-based” under Section 162(m) of the Code was deductible without regard to this $1 million limit. The Tax Cuts and Jobs Act of 2017, which became effective on January 1, 2018, eliminated the performance-based compensation exception under Section 162(m) of the Code, subject to a rule that “grandfathers” certain arrangements and awards in effect on or prior to November 2, 2017. As a result, compensation that we structured in prior years with the intent of utilizing the deduction for performance-based compensation under Section 162(m) may not be fully deductible if it is paid on or after January 1, 2018, dependent upon the applicability of the 162(m) grandfathering rules.

While the Tax Cuts and Jobs Act of 2017 will limit the deductibility of compensation paid to our Named Executive Officers, our Compensation Committee and Board of Directors will continue to design compensation programs that are in the best long-term interests of the Company and our shareholders, with deductibility of compensation being one of a variety of considerations taken into account.

Policy on Stock Trading

We do not permit our executives and other employees to buy or sell put or call options on the Company’s common stock, or sell the Company’s common stock short.

Post-Employment and Other Events

Termination, death, disability and change-in-control events trigger the payment of certain compensation to the Named Executive Officers that is not available to all salaried employees. Such compensation is discussed under the headings “Employment Agreements” and “Potential Payments Upon Termination or Change in Control.”

Role of Executive Officers in Compensation Decisions

The Compensation Committee assists the Board of Directors in determining the total compensation of our Executive Chairman, President and Chief Financial Officer, and oversees the design and administration of compensation and benefit plans for all of the Company’s employees. Certain executive officers, including our Executive Chairman, President and Chief Financial Officer, may attend a portion of most regularly scheduled Compensation Committee meetings, excluding executive sessions, to present topical issues for discussion and education as well as specific recommendations for review. The Compensation Committee also obtains input from our legal, finance and tax advisors, as appropriate.

Summary

The Compensation Committee believes that the total compensation package has been designed to motivate key management to improve the operations and financial performance of the Company, thereby increasing the market value of our common stock. The tables in this Executive Compensation section reflect the compensation structure established by the Compensation Committee.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Amendment with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment for filing with the SEC.

Submitted by the Members of the Compensation Committee of the Board of Directors:

Donald House (Chairman)

Nicholas Sokolow

The Report of the Compensation Committee does not constitute soliciting material, and shall not be deemed to be filed or incorporated by reference into any other Company filing under the Securities Act, or the Exchange Act, except to the extent that the Company specifically incorporates the Report of the Compensation Committee by reference therein.

Summary Compensation Table

The following summary compensation table sets forth information concerning the annual and long-term compensation earned for the periods presented below by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Deferred Compensation Earnings	Non-qualified Deferred Compensation Earnings	All Other Compensation ($)		Total ($)

Warren B. Kanders	2020	352,692	500	3,313,561	1,437,065	-	-	63,434	(3)	5,167,252
Executive Chairman	2019	351,346	500	2,630,770	769,125	-	-	58,395		3,810,136
	2018	351,346	500	-	1,546,950	-	-	58,576		1,957,372

John C. Walbrecht	2020	428,269	212,500	-	-	-	-	27,745	(4)	668,514
President	2019	426,635	212,500	1,122,292	-	-	-	18,659		1,780,086
	2018	426,635	213,000	-	1,386,500	-	-	26,197		2,052,332

Aaron J. Kuehne	2020	352,692	175,000	990,754	1,297,620	-	-	26,362	(5)	2,842,428
Chief Financial Officer,	2019	351,346	175,000	-	-	-	-	26,002		552,348
Executive Vice President	2018	351,346	175,500	-	1,546,950	-	-	24,372		2,098,168
Treasurer

(1) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see the footnote titled “Stock-Based Compensation Plan” in the financial statements contained in the Annual Reports on Form 10-K for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

(2) Represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for awards made during the applicable year. For discussions on the relevant assumptions, see the footnote titled “Stock-Based Compensation Plan” in the financial statements contained in the Annual Reports on Form 10-K for the years ended December 31, 2020, December 31, 2019 and December 31, 2018.

(3) “All Other Compensation” amount for Mr. Kanders in 2020 consists of the following items: health, short-term and long-term disability, and AD&D, $55,661; and life insurance, $7,773.

(4) “All Other Compensation” amount for Mr. Walbrecht in 2020 consists of the following items: 401(k) matching contributions, $6,498; wellness time conversion, $8,173; health, short-term and long-term disability, $12,024; and life insurance and AD&D, $1,050.

(5) “All Other Compensation” amount for Mr. Kuehne in 2020 consists of the following items: 401(k) matching contributions, $5,351; wellness time conversion, $6,731; health, short-term and long-term disability, $13,620; and life insurance and AD&D, $660.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards in fiscal year 2020 to our Named Executive Officers.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Aaron J. Kuehne	8/27/20	-	-	-	-	-	-	100,000(1)	-	-	$990,754
Aaron J. Kuehne	8/27/20	-	-	-	-	-	-	-	300,000(2)	$15.00	$1,297,620
Warren B. Kanders	9/14/20	-	-	-	-	-	-	244,003(1)	-	-	$3,313,561
Warren B. Kanders	12/2/20	-	-	-	-	-	-	-	255,997(2)	$14.39	$1,437,065

(1)	Restricted stock award granted pursuant to the Company’s 2015 Stock Incentive Plan.
(2)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers at December 31, 2020:

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Warren B. Kanders	300,000	(1)	200,000	(1)	-	6.80	3/9/28	-		-	-	-
	-		-		-	-	-	350,000	(2)	5,390,000	-	-
	50,000	(3)	100,000	(3)	-	13.21	6/5/29	-		-	-	-
	-		255,997	(4)	-	14.39	12/2/30	-		-	-	-

John C. Walbrecht	300,000	(5)	200,000	(5)	-	6.80	3/9/28	-		-	-	-
	-		-		-	-	-	150,000	(6)	2,310,000	-	-

Aaron J. Kuehne	25,000	(7)	-		-	10.40	11/7/23	-		-	-	-
	7,500	(8)	-		-	8.20	1/1/23	-		-	-	-
	55,000	(9)	-		-	4.63	12/16/25	-		-	-	-
	-		-		-	-	-	100,000	(10)	1,540,000	-	-
	125,000	(11)	-		-	4.38	7/1/26	-		-	-	-
	50,000	(12)	-		-	6.15	8/21/27	-		-	-	-
	300,000	(13)	200,000	(13)	-	6.80	3/9/28	-		-	-	-
		-	300,000	(14)	-	15.00	8/27/30	-		-	-	-

(1)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 100,000 shares of common stock vested and became exercisable on each of December 31, 2018, December 31, 2019, and December 31, 2020, respectively, and options to purchase 100,000 shares of common stock shall vest and become exercisable on each of December 31, 2021 and December 31, 2022, respectively.

(2)	Restricted stock award granted under the Company’s 2015 Stock Incentive Plan on January 7, 2019, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the “Price Trigger Date”); and (B) once the Price Trigger Date occurs, (i) 116,667 shares of the Company’s common stock shall vest on each of the first and second anniversaries of the Price Trigger Date, and (ii) 116,666 shares of the Company’s common stock shall vest on the third anniversary of the Price Trigger Date.

(3)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 50,000 shares of common vested and became exercisable on June 5, 2020 and options to purchase 50,000 shares of common stock shall vest and become exercisable on each of June 5, 2021 and June 5, 2022, respectively.

(4)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 85,331 shares of common stock shall vest and become exercisable on December 2, 2021 and options to purchase 85,333 shares of common stock shall vest and become exercisable on each of December 2, 2022 and December 2, 2023, respectively.

(5)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 100,000 shares of common stock vested and became exercisable on each of December 31, 2018, December 31, 2019 and December 31, 2020, respectively, and options to purchase 100,000 shares of common stock shall vest and become exercisable on each of December 31, 2021 and December 31, 2022, respectively.

(6)	Restricted stock award granted under the Company’s 2015 Stock Incentive Plan on January 7, 2019, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the “Price Trigger Date”); and (B) once the Price Trigger Date occurs, (i) 37,500 shares of the Company’s common stock shall vest on each of the first, second, third and fourth anniversaries of the Price Trigger Date.

(7)	Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 25,000 shares of common stock were immediately exercisable on the date of the grant.

(8)	Stock option award granted pursuant to the Company’s 2005 Stock Incentive Plan. Options to purchase 3,000 shares of common stock vested and became exercisable on December 31, 2015 and options to purchase 2,250 shares of common stock vested and became exercisable on each of December 31, 2016 and December 31, 2017, respectively.

(9)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 22,000, 16,500 and 16,500 shares of common stock vested and became exercisable on each of December 31, 2017, 2018 and 2019, respectively.

(10)	Restricted stock award granted on August 27, 2020 under the Company’s 2015 Stock Incentive Plan of which 100,000 restricted shares will vest and become nonforfeitable if, on or before August 27, 2023, the fair market value of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days.

(11)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 41,667, 41,667 and 41,666 shares of common stock vested and became exercisable on each of July 1, 2017, July 1, 2018 and July 1, 2019, respectively.

(12)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 16,667, 16,667 and 16,666 shares of the common stock vested and became exercisable on each of December 31, 2017, 2018 and 2019, respectively.

(13)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 100,000 shares of common stock vested and became exercisable on each of December 31, 2018, December 31, 2019 and December 31, 2020, respectively, and options to purchase 100,000 shares of common stock shall vest and become exercisable on each of December 31, 2021 and December 31, 2022, respectively.

(14)	Stock option award granted pursuant to the Company’s 2015 Stock Incentive Plan. Options to purchase 100,000 shares of common stock shall vest and become exercisable on each of August 27, 2021, August 27, 2022 and August 27, 2023, respectively.

Option Exercises and Stock Vested During Fiscal 2020

The following table sets forth information concerning the vesting of stock option awards and vesting of stock awards in fiscal year 2020 to our Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Warren B. Kanders	-	-	244,003	3,313,561
Aaron J. Kuehne	12,500	86,125	-	-

Pension Benefits – Fiscal 2020

There were no pension benefits earned by our Named Executive Officers during the fiscal year ended December 31, 2020.

Non-qualified Defined Contribution and Other Non-qualified Deferred Compensation Plans

The Company does not have any non-qualified defined contribution or other non-qualified deferred compensation plans covering its Named Executive Officers.

 Potential Payments Upon Termination or Change-in-Control

The tables below reflect the amount of compensation payable to each of the current Named Executive Officers of the Company in the event of termination of such executive’s employment. The amount of compensation payable to each current Named Executive Officer upon voluntary termination; retirement; involuntary not-for-cause termination; involuntary for cause termination; termination following a change-in-control; retention following a change-in-control; and in the event of disability or death of the executive is shown below. The amounts shown assume that such termination was effective as of December 31, 2020. The amounts shown thus include amounts earned through such times and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out can only be determined at the time of such executive’s separation from the Company.

Payments Made Upon Termination

Regardless of the manner in which a Named Executive Officer’s employment terminates, he may be entitled to receive amounts earned during his term of employment.

In the event that Mr. Kanders’ employment is terminated by the Company without “cause” (as such term is defined in the Kanders Employment Agreement) or by Mr. Kanders for certain reasons set forth in the Kanders Employment Agreement, Mr. Kanders will be entitled to receive, among other things, an amount equal to five times his annual base salary in one lump sum payment, and in each case, any unvested stock options held by Mr. Kanders shall immediately vest and become exercisable and all unvested restricted stock awards held by Mr. Kanders shall immediately vest.

In the event that Mr. Walbrecht’s or Mr. Kuehne’s respective employment is terminated by the Company without “cause” (as defined in the Walbrecht Employment Agreement or the Kuehne Employment Agreement), the applicable executive will, subject to the provisions of his employment agreement, generally be entitled to receive an amount equal to one year of his base salary and reimbursement of any COBRA premium payments made by the applicable executive during such one-year period, in each case payable in accordance with the Company’s normal payroll practices. In addition, all granted but unvested stock options and all unvested restricted stock will immediately vest.

Payments Made Upon Retirement

In the event of the retirement of a Named Executive Officer, no additional benefits are paid.

Payments Made Upon Permanent Disability or Death

In the event of Mr. Kanders’ death, his designees would be entitled to $200,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees. The Company also maintains term life insurance on Mr. Kanders in the amount of $2,000,000 for the benefit of his designees. Additionally, in the event of his termination due to permanent disability or death, the Kanders Employment Agreement provides that all unvested stock options held by Mr. Kanders will immediately vest and become exercisable.

In the event of Mr. Walbrecht’s or Mr. Kuehne’s respective death, their respective beneficiary would be entitled to receive $300,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees. Additionally, in the event of his termination due to permanent disability or death, their respective employment agreements provide that all unvested stock options and unvested restricted stock held by the applicable executive will immediately vest and become exercisable, as applicable.

Payments Made Upon a Change-in-Control

Pursuant to the terms of the Kanders Employment Agreement, in the event that Mr. Kanders’ employment is terminated by Mr. Kanders upon a change-in-control, Mr. Kanders will be entitled to receive, among other things, an amount equal to five times his annual base salary in one lump sum payment, and any unvested stock options held by Mr. Kanders shall immediately vest and become exercisable and all unvested restricted stock awards held by Mr. Kanders shall immediately vest.

Pursuant to the terms of the Kanders Employment Agreement, a change-in-control is deemed to occur in the event that:

•	the members of the Board of Directors as of June 1, 2017 cease to constitute a majority of the Board of Directors provided, however, that any individual becoming a director subsequent to such date whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Board of Directors shall be considered as though such individual was a member of the Board of Directors as of such date;

•	the Company shall have been sold by either (A) a sale of all or substantially all its assets, or (B) a merger or consolidation, other than any merger or consolidation pursuant to which the Company acquires another entity, or (C) a tender offer, whether solicited or unsolicited; or (iii) any party, other than the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of voting securities of the Company representing 50% or more of the total voting power of all the then-outstanding voting securities of the Company; or

•	any party, other than the Company, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of voting securities of the Company representing 50% or more of the total voting power of all the then-outstanding voting securities of the Company.

Pursuant to the terms of the Walbrecht Employment Agreement or the Kuehne Employment Agreement, upon the termination of employment by the applicable executive due to the occurrence of a change in control, such terminated executive will receive one year of annual salary in one lump sum, COBRA premium payments for one year, and all granted but unvested stock options held by the applicable executive will automatically vest and become exercisable and all unvested shares of restricted stock held by the applicable executive will automatically vest.

Pursuant to the Walbrecht Employment Agreement or the Kuehne Employment Agreement, a change-in-control is deemed to occur in the event that:

•	the members of the Board of Directors as of the applicable effective date of such executive’s employment agreement cease to constitute a majority of the Board of Directors provided, however, that any individual becoming a director subsequent to the applicable effective date of such executive’s employment agreement, whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Board shall be considered as though such individual was a member of the Board as of the applicable effective date of such executive’s employment agreement;

•	the Company shall have been sold by either (i) a sale of all or substantially all its assets; (ii) a merger or consolidation, other than any merger or consolidation pursuant to which the Company acquires another entity or (iii) a tender offer, whether solicited or unsolicited; or

•	any party, other than the Company, is or becomes the “beneficial owner” (as defined in the Exchange Act), directly or indirectly, of voting securities representing 50% or more of the total voting power of the Company.

Warren B. Kanders

The following table shows the potential payments upon termination, permanent disability or death of Warren B. Kanders, the Company’s Executive Chairman, as well as a change-in-control of the Company, which includes payments payable pursuant to the terms of the Kanders Employment Agreement, which is discussed under the heading “Employment Agreements” in this Amendment.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/20 ($)	For Cause Termination on 12/31/20 ($)	Without Cause Termination on 12/31/20 ($)		Change-in-Control and Termination on 12/31/20 ($)		Change-in- Control 12/31/20 ($)	Disability on 12/31/20 ($)	Death on 12/31/20 ($)

Compensation

Cash Severance – Salary	-	-	1,750,000	(1)	1,750,000	(1)	-	-	-

Stock Options	-	-	2,197,557	(2)	2,197,557	(2)	-	2,197,557(2)	2,197,557	(2)

Restricted Stock	-	-	5,390,000	(2)	5,390,000	(2)	-	5,390,000(2)	5,390,000	(2)

Benefits & Perquisites

Life Insurance	-	-	-		-		-	-	2,200,000	(3)

Disability Income	-	-	-		-		-	-	-

Total	-	-	9,337,557		9,337,557		-	7,587,557	9,787,557

(1)	Mr. Kanders would be entitled to receive an amount equal to five times his annual base salary of $350,000 in one lump sum pursuant to the terms of the Kanders Employment Agreement, which is discussed under the heading “Employment Agreements” in this Amendment.

(2)	The unvested portion of an aggregate of options to purchase 555,997 shares of common stock would vest and become nonforfeitable, and 350,000 unvested shares of restricted common stock awarded to Mr. Kanders pursuant to the terms of a restricted stock agreement dated January 7, 2019 and under the terms of the Company’s 2015 Stock Incentive Plan would vest and become nonforfeitable. Valued using the December 31, 2020, market price of $15.40 per share.

(3)	Upon Mr. Kanders’ death, his designees would be entitled to $200,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees. The Company also maintains term life insurance on Mr. Kanders in the amount of $2,000,000 for the benefit of his designees.

John C. Walbrecht

The following table shows the potential payments upon termination, permanent disability or death of John C. Walbrecht, the Company’s President, as well as a change-in-control of the Company, which includes payments payable pursuant to the terms of the Walbrecht Employment Agreement, which is discussed under the heading “Employment Agreements” in this Amendment.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/20 ($)	For Cause Termination on 12/31/20 ($)	Without Cause Termination on 12/31/20 ($)		Change-in-Control and Termination on 12/31/20 ($)		Change-in- Control 12/31/20 ($)	Disability on 12/31/20 ($)		Death on 12/31/20 ($)

Compensation

Cash Severance – Salary	-	-	425,000	(1)	425,000	(1)	-	-		-

Stock Options	-	-	1,720,000	(2)	1,720,000	(2)	-	1,720,000	(2)	1,720,000	(2)

Restricted Stock	-	-	2,310,000	(2)	2,310,000	(2)	-	2,310,000	(2)	2,310,000	(2)

Benefits & Perquisites

Insurance & Life Insurance	-	-	18,060	(3)	18,060	(3)	-	-		300,000	(4)

Disability Income	-	-	-		-		-	-		-

Total	-	-	4,473,060		4,473,060		-	4,030,000		4,330,000

(1)	Mr. Walbrecht would be entitled to receive one year of his annual base salary of $425,000 in one lump sum pursuant to the terms of the Walbrecht Employment Agreement, which is discussed under the heading “Employment Agreements” in this Amendment.

(2)

The unvested portion of an aggregate of options to purchase 200,000 shares of common stock would vest and become nonforfeitable, and 150,000 unvested shares of restricted common stock awarded to Mr. Walbrecht pursuant to the terms of a restricted stock agreement dated January 7, 2019 and under the terms of the Company’s 2015 Stock Incentive Plan would vest and become nonforfeitable. Valued using the December 31, 2020, market price of $15.40 per share.

(3)

Mr. Walbrecht will, subject to the provisions of the Walbrecht Employment Agreement, be entitled to receive reimbursement of any COBRA premium payments made by Mr. Walbrecht during a one-year period, in each case payable in accordance with the Company’s normal payroll practices. Calculated assuming that maximum reimbursements are provided.

(4)	Upon Mr. Walbrecht’s death, his beneficiary would be entitled to receive $300,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Aaron J. Kuehne

The following table shows the potential payments upon termination, permanent disability or death of Aaron J. Kuehne, the Company’s Executive Vice President, Chief Financial Officer, Secretary and Treasurer, as well as a change-in-control of the Company, which includes payments payable pursuant to the terms of the Kuehne Employment Agreement, which is discussed under the heading “Employment Agreements” in this Amendment.

Executive Benefits and Payments Upon Separation	Voluntary Termination on 12/31/20 ($)	For Cause Termination on 12/31/20 ($)	Without Cause Termination on 12/31/20 ($)		Change-in-Control and Termination on 12/31/20 ($)		Change-in- Control 12/31/20 ($)	Disability on 12/31/20 ($)		Death on 12/31/20 ($)

Compensation

Cash Severance – Salary	-	-	350,000	(1)	350,000	(1)	-	-		-

Stock Options	-	-	1,840,000	(2)	1,840,000	(2)	-	1,840,000	(2)	1,840,000	(2)

Restricted Stock	-	-	1,540,000	(2)	1,540,000	(2)	-	1,540,000	(2)	1,540,000	(2)

Benefits & Perquisites

Insurance & Life Insurance	-	-	18,060	(3)	18,060	(3)	-	-		300,000	(4)

Disability Income	-	-	-		-		-	-		-

Total	-	-	3,748,060		3,748,060		-	3,380,000		3,680,000

(1)	Mr. Kuehne would be entitled to receive one year of his annual base salary of $350,000 in one lump sum pursuant to the terms of the Kuehne Employment Agreement, which is discussed under the heading “Employment Agreements” in this Amendment.

(2)	The unvested portion of an aggregate of options to purchase 500,000 shares of common stock would vest and become nonforfeitable, and 100,000 shares of restricted common stock awarded to Mr. Kuehne pursuant to the terms of a restricted stock agreement dated August 27, 2020 would vest and become nonforfeitable. Valued using the December 31, 2020, market price of $15.40 per share.

(3)	Mr. Kuehne will, subject to the provisions of the Kuehne Employment Agreement, be entitled to receive reimbursement of any COBRA premium payments made by Mr. Kuehne during a one-year period, in each case payable in accordance with the Company’s normal payroll practices. Calculated assuming that maximum reimbursements are provided.

(4)	Upon Mr. Kuehne’s death, his beneficiary would be entitled to receive $300,000 from a Company group term life policy that is maintained for the benefit of all of the Company’s employees.

Pay Ratio Disclosure

The 2020 annual total compensation of the median compensated of all our employees who were employed as of December 31, 2020, other than our Executive Chairman, was $56,054. The 2020 annual total compensation of Mr. Kanders, our Executive Chairman, was $5,167,252, and the ratio of these amounts was 92:1.

The SEC’s rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. For these purposes, we identified the median compensated employee using total taxable wages paid to our employees in fiscal 2020, annualizing the salaries paid to new employees that did not work the full fiscal year. After identifying such median compensated employee, we calculated annual total compensation for such employee using the same methodology we used for our Executive Chairman and other Named Executive Officers. Using this methodology, the annual total compensation in 2020 for our median employee was $56,054.

We determined our total workforce, excluding our Executive Chairman, to consist of 528 employees. During fiscal 2020, Clarus completed the acquisition of certain assets and liabilities constituting the Barnes business, which employs 99 employees that, pursuant to SEC rules, will be included in our pay ratio for fiscal 2021, but were not included in this year’s calculation.

EMPLOYMENT AGREEMENTS

Warren B. Kanders

On June 1, 2017, the Company entered into the Kanders Employment Agreement with Mr. Warren B. Kanders, the Company’s current Executive Chairman of the Company’s Board of Directors, which provides for Mr. Kanders’ employment as Executive Chairman of the Board of Directors for a term expiring on June 1, 2022, subject to certain termination rights, during which time he will receive an annual base salary of $350,000. Mr. Kanders’ annual base salary will be subject to annual review by the Compensation Committee of the Board of Directors as well as further review in light of any redeployment of assets transaction that the Company may engage in during the term of the Kanders Employment Agreement. On November 13, 2020, Mr. Kanders’ annual base salary was increased to $425,000 effective as of January 1, 2021.

Under the terms of the Kanders Employment Agreement, the Company issued and granted to Mr. Kanders a restricted stock award of 500,000 restricted shares of common stock pursuant to the Company’s 2015 Stock Incentive Plan, of which (i) 250,000 vested after the closing share price of the Company’s common stock equaled or exceeded $10.00 per share for twenty consecutive trading days; and (ii) 250,000 vested after the closing share price of the Company’s common stock equaled or exceeded $12.00 per share for twenty consecutive trading days.

In addition, Mr. Kanders is entitled, at the sole and absolute discretion of the Compensation Committee, to receive performance bonuses, which may be based upon a variety of factors. Mr. Kanders will also be entitled, at the sole and absolute discretion of the Compensation Committee, to participate in other bonus plans of the Company. The Company will maintain term life insurance on Mr. Kanders in the amount of $2,000,000 for the benefit of his designees (the “Kanders Life Insurance”).

The Kanders Employment Agreement contains a non-competition covenant and non-interference (relating to the Company’s customers) and non-solicitation (relating to the Company’s employees) provisions effective during the term of Mr. Kanders’ employment and for a period of three years after termination of the Kanders Employment Agreement.

In the event that Mr. Kanders’ employment is terminated (i) by the Company without “cause” (as such term is defined in the Kanders Employment Agreement), (ii) by Mr. Kanders for certain reasons set forth in the Kanders Employment Agreement or (iii) by Mr. Kanders upon a “change in control” (as such term is defined in the Kanders Employment Agreement), Mr. Kanders will be entitled to receive, among other things, an amount equal to five times his annual base salary in one lump sum payment, and in each case, any unvested stock options held by Mr. Kanders shall immediately vest and become exercisable and all unvested restricted stock awards held by Mr. Kanders shall immediately vest.

In the event that Mr. Kanders fails to comply with any of his obligations under the Kanders Employment Agreement, including, without limitation, the non-competition covenant and the non-interference and non-solicitation provisions, Mr. Kanders will be required to repay such lump sum payment as of the date of such failure to comply and he will have no further rights in or to such lump sum payment. In the event that Mr. Kanders’ employment is terminated upon his death, Mr. Kanders’ designees will be entitled to receive the proceeds of the Kanders Life Insurance. The Kanders Employment Agreement may also be terminated by the Company for “cause.” In the event that Mr. Kanders’ employment is terminated by the Company for “cause,” all stock options, whether vested or unvested, and unvested restricted stock awards will terminate and be null and void.

All payments and benefits provided under the Kanders Employment Agreement shall be subject to any compensation recovery or clawback policy as required under applicable law, rule or regulation or otherwise adopted by the Company from time to time.

John C. Walbrecht

On January 1, 2021, the Company and John Walbrecht entered into the Walbrecht Employment Agreement, which provides for Mr. Walbrecht’s employment as the Company’s President for a term expiring on January 1, 2024, subject to certain termination rights, and an annual base salary of $500,000, subject to annual review by the Company. The Walbrecht Employment Agreement became effective on January 1, 2021.

In addition, at the sole and absolute discretion of the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors, Mr. Walbrecht is entitled to receive annual performance bonuses, which may be based upon a variety of qualitative and quantitative factors, of up to 50% of Mr. Walbrecht’s annual base salary. Mr. Walbrecht will also be entitled, at the sole and absolute discretion of the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors, to participate in other bonus plans of the Company.

Under the terms of the Walbrecht Employment Agreement, on January 1, 2021, the Company issued and granted to Mr. Walbrecht an option to purchase 400,000 shares of the Company’s common stock pursuant to the Company’s 2015 Stock Incentive Plan, having an exercise price of $15.15 per share (because the date of grant was not a trading day, the exercise price is equal to the closing price of the Company’s common stock on the immediately succeeding trading day, January 4, 2021), which will vest and become exercisable as follows: (i) 133,334 shares on January 1, 2022, (ii) 133,333 shares on January 1, 2023, and (iii) 133,333 shares on January 1, 2024.

The Walbrecht Employment Agreement also contains confidentiality obligations as well as a non-competition covenant and non-interference (relating to the Company’s customers), non-solicitation (relating to the Company’s employees) and non-disparagement provisions effective during the term of his employment and for a period of two years after the termination of his employment with the Company.

In the event that Mr. Walbrecht’s employment is terminated as a result of his death or disability, Mr. Walbrecht or his estate will, subject to the provisions of the Walbrecht Employment Agreement, be generally entitled to receive his accrued base salary through the date of such termination and earned but unpaid annual incentive bonus prorated for the portion of the year in which such termination occurred and all granted but unvested stock options and all unvested restricted stock shall immediately vest. In the event that Mr. Walbrecht’s employment is terminated by the Company for “cause” (as defined in the Walbrecht Employment Agreement), Mr. Walbrecht will, subject to the provisions of the Walbrecht Employment Agreement, be entitled to receive his accrued base salary through the date of such termination. In addition, all stock options, whether vested or unvested, and granted but unvested restricted stock will be null and void, except that, in the event that Mr. Walbrecht is terminated as a result of his failure to perform any reasonable directive of the Company’s Board of Directors, he will be entitled to retain any vested stock options.

In the event that Mr. Walbrecht’s employment is terminated by the Company without “cause” (as defined in the Walbrecht Employment Agreement), Mr. Walbrecht will, subject to the provisions of the Walbrecht Employment Agreement, be entitled to receive an amount equal to one year of his base salary and reimbursement of any COBRA premium payments made by Mr. Walbrecht during such one-year period, in each case payable in accordance with the Company’s normal payroll practices, provided that Mr. Walbrecht executes a separation agreement and general release agreement that is satisfactory to the Company. In addition, all granted but unvested stock options and all unvested restricted stock will immediately vest.

In the event that Mr. Walbrecht’s employment is terminated by Mr. Walbrecht other than as a result of a “change in control” (as defined in the Walbrecht Employment Agreement), Mr. Walbrecht will, subject to the provisions of the Walbrecht Employment Agreement, generally be entitled to receive his accrued base salary and benefits through the date of such termination. In addition, all granted but unvested stock options and all unvested restricted stock will be null and void.

In the event that Mr. Walbrecht’s employment is terminated by either party within 30 days of a “change in control”, Mr. Walbrecht will, subject to the provisions of the Walbrecht Employment Agreement, generally be entitled to receive an amount equal to one year of his base salary payable in one lump sum within five business days after such termination and reimbursement of any COBRA premium payments made by Mr. Walbrecht during such one-year period; provided that Mr. Walbrecht executes a separation agreement and general release agreement that is satisfactory to the Company, and provided further that, in the event the Company or the acquiror requests Mr. Walbrecht to provide consulting services described in the Walbrecht Employment Agreement, then the lump sum payment of an amount equal to one year of his base salary shall be payable upon the expiration of such consulting period, and during such consulting period, Mr. Walbrecht will be entitled to a consulting fee equal to what he would have otherwise been entitled to be paid under the Walbrecht Employment Agreement during such period. In addition, all granted but unvested stock options and all unvested restricted stock shall immediately vest.

In the event that Mr. Walbrecht fails to comply with any of his obligations under the Walbrecht Employment Agreement, including, without limitation, the non-competition covenant and the non-interference, non-solicitation and non-disparagement provisions, Mr. Walbrecht will be required to repay the one year of base salary paid to him pursuant to the Company termination without cause or change in control provisions of the Walbrecht Employment Agreement as of the date of such failure to comply and he will have no further rights in or to such payments payable to him pursuant to the Walbrecht Employment Agreement. All payments and benefits provided under the Walbrecht Employment Agreement shall be subject to any compensation recovery or clawback policy as required under applicable law, rule or regulation or otherwise adopted by the Company from time to time.

Aaron J. Kuehne

On August 27, 2020, the Company and Aaron Kuehne entered into the Kuehne Employment Agreement, which provides for Mr. Kuehne’s employment as Chief Administrative Officer, Chief Financial Officer, Secretary and Treasurer of the Company for a term expiring on August 27, 2023, subject to certain termination rights, and an annual base salary of $350,000, subject to annual review by the Company. In March 2021, Mr. Kuehne was appointed to also serve as the Company’s Executive Vice President and ceased serving as the Company’s Chief Administrative Officer. The Kuehne Employment Agreement became effective on August 27, 2020. On November 13, 2020, Mr. Kuehne’s annual base salary was increased to $425,000 effective as of January 1, 2021.

In addition, at the sole and absolute discretion of the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors, Mr. Kuehne is entitled to receive annual performance bonuses, which may be based upon a variety of qualitative and quantitative factors, of up to 50% of Mr. Kuehne’s annual base salary. Mr. Kuehne will also be entitled, at the sole and absolute discretion of the Company’s Board of Directors or the Compensation Committee of the Company’s Board of Directors, to participate in other bonus plans of the Company.

Under the terms of the Kuehne Employment Agreement, on August 27, 2020, the Company issued and granted to Mr. Kuehne an option to purchase 300,000 shares of the Company’s common stock pursuant to the Company’s 2015 Stock Incentive Plan, having an exercise price of $15.00 per share, which will vest and become exercisable in equal installments of 100,000 shares of common stock on each of August 27, 2021, 2022 and 2023, respectively. Also under the terms of the Kuehne Employment Agreement, on August 27, 2020, the Company issued and granted to Mr. Kuehne a restricted stock award of 100,000 restricted shares pursuant to the Company’s 2015 Stock Incentive Plan, all of which will vest if, on or before August 27, 2023, the closing share price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days.

The Kuehne Employment Agreement also contains confidentiality obligations as well as a non-competition covenant and non-interference (relating to the Company’s customers), non-solicitation (relating to the Company’s employees) and non-disparagement provisions effective during the term of his employment and for a period of two years after the termination of his employment with the Company.

In the event that Mr. Kuehne’s employment is terminated as a result of his death or disability, Mr. Kuehne or his estate will, subject to the provisions of the Kuehne Employment Agreement, be generally entitled to receive his accrued base salary through the date of such termination and earned but unpaid annual incentive bonus prorated for the portion of the year in which such termination occurred and all granted but unvested stock options and all unvested restricted stock shall immediately vest. In the event that Mr. Kuehne’s employment is terminated by the Company for “cause” (as defined in the Kuehne Employment Agreement), Mr. Kuehne will, subject to the provisions of the Kuehne Employment Agreement, be entitled to receive his accrued base salary through the date of such termination. In addition, all stock options, whether vested or unvested, and granted but unvested restricted stock will be null and void, except that, in the event that Mr. Kuehne is terminated as a result of his failure to perform any reasonable directive of the Company’s Board of Directors, he will be entitled to retain any vested stock options.

In the event that Mr. Kuehne’s employment is terminated by the Company without “cause” (as defined in the Kuehne Employment Agreement), Mr. Kuehne will, subject to the provisions of the Kuehne Employment Agreement, be entitled to receive an amount equal to one year of his base salary and reimbursement of any COBRA premium payments made by Mr. Kuehne during such one-year period, in each case payable in accordance with the Company’s normal payroll practices, provided that Mr. Kuehne executes a separation agreement and general release agreement that is satisfactory to the Company. In addition, all granted but unvested stock options and all unvested restricted stock will immediately vest.

In the event that Mr. Kuehne’s employment is terminated by Mr. Kuehne other than as a result of a “change in control” (as defined in the Kuehne Employment Agreement), Mr. Kuehne will, subject to the provisions of the Kuehne Employment Agreement, generally be entitled to receive his accrued base salary and benefits through the date of such termination. In addition, all granted but unvested stock options and all unvested restricted stock will be null and void.

In the event that Mr. Kuehne’s employment is terminated by either party within 30 days of a “change in control”, Mr. Kuehne will, subject to the provisions of the Kuehne Employment Agreement, generally be entitled to receive an amount equal to one year of his base salary payable in one lump sum within five business days after such termination and reimbursement of any COBRA premium payments made by Mr. Kuehne during such one-year period; provided that Mr. Kuehne executes a separation agreement and general release agreement that is satisfactory to the Company, and provided further that, in the event the Company or the acquiror requests Mr. Kuehne to provide consulting services described in the Kuehne Employment Agreement, then the lump sum payment of an amount equal to one year of his base salary shall be payable upon the expiration of such consulting period, and during such consulting period, Mr. Kuehne will be entitled to a consulting fee equal to what he would have otherwise been entitled to be paid under the Kuehne Employment Agreement during such period. In addition, all granted but unvested stock options and all unvested restricted stock shall immediately vest.

In the event that Mr. Kuehne fails to comply with any of his obligations under the Kuehne Employment Agreement, including, without limitation, the non-competition covenant and the non-interference, non-solicitation and non-disparagement provisions, Mr. Kuehne will be required to repay the one year of base salary paid to him pursuant to the Company termination without cause or change in control provisions of the Kuehne Employment Agreement as of the date of such failure to comply and he will have no further rights in or to such payments payable to him pursuant to the Kuehne Employment Agreement. All payments and benefits provided under the Kuehne Employment Agreement shall be subject to any compensation recovery or clawback policy as required under applicable law, rule or regulation or otherwise adopted by the Company from time to time.

Compensation Committee Interlocks And Insider Participation

During the 2020 fiscal year, none of the members of our Compensation Committee (i) served as an officer or employee of the Company or its subsidiaries; (ii) was formerly an officer of the Company or its subsidiaries; or (iii) entered into any transactions with the Company or its subsidiaries. During the 2020 fiscal year, none of our executive officers (i) served as a member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served on our Compensation Committee; (ii) served as director of another entity, one of whose executive officers served on our Compensation Committee; or (iii) served as member of the compensation committee (or other board committee performing similar functions or, in the absence of any such committee, the board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of April 2, 2021, certain information regarding the beneficial ownership of the common stock outstanding by (i) each person known to us to own or control five percent (5%) or more of our common stock, (ii) each of our current directors and nominees, (iii) each of our current “Named Executive Officers” (as defined in Item 402(a)(3) of Regulation S-K) set forth in the summary compensation table on page 7 and (iv) our current Named Executive Officers and directors and nominees as a group. Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Clarus Corporation, 2084 East 3900 South, Salt Lake City, UT 84124.

Name	Common Stock Beneficially Owned (1)		Percentage (%) of Common Stock (2)

Brown Advisory Incorporated	2,877,598	(3)	9.2

Greenhouse Funds LLLP	2,684,667	(4)	8.6

ArrowMark Colorado Holdings LLC	2,192,359	(5)	7.0

TT Investimentos Ltda	2,141,630	(6)	6.8

Warren B. Kanders	6,165,458	(7)	19.5

Nicholas Sokolow	788,068	(8)	2.5

Donald L. House	415,000	(9)	1.3

Michael A. Henning	200,000	(10)	*

John C. Walbrecht	442,351	(11)	1.4

Aaron J. Kuehne	653,656	(12)	2.1

All current directors, nominees and named executive officers as a group (6 persons)	8,664,533	(13)	26.2

* Denotes less than one percent.

(1)	As used in this table, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship or otherwise has or shares within 60 days of April 2, 2021, (a) the power to vote, or direct the voting of, such security or (b) investment power which includes the power to dispose, or to direct the disposition of, such security.

(2)	Applicable percentage of beneficial ownership is based on 31,314,181 shares of our common stock outstanding as of April 2, 2021.

(3)	Based solely on a Schedule 13G filed with the SEC on February 8, 2021 by Brown Advisory Incorporated on its own behalf and on behalf of certain of its subsidiaries. In such filing, Brown Advisory Incorporated and its subsidiaries list their address as 901 South Bond Street, Suite 400, Baltimore, MD 21231, and indicate that, as of December 31, 2020, Brown Advisory Incorporated had sole voting power with respect to 2,503,090 shares of common stock, and that Brown Advisory Incorporated and its subsidiaries did not have shared voting power or sole dispositive power with respect to any shares of common stock and had shared dispositive power with respect to 2,877,598 shares of common stock.

(4)	Based solely on a Schedule 13G filed with the SEC on February 12, 2021 by Greenhouse Funds LLLP and certain of its affiliates. In such filing, Greenhouse Funds LLLP and its affiliates list their address as 650 S. Exeter St., Suite 1080, Baltimore, MD 21202, and indicate that, as of December 31, 2020, they did not have sole voting or dispositive power with respect to any shares of common stock and had shared voting and dispositive power with respect to 2,684,667 shares of common stock.

(5)	Based solely on a Schedule 13G filed with the SEC on February 16, 2021 by ArrowMark Colorado Holdings LLC. In such filing, ArrowMark Colorado Holdings LLC lists its address as 100 Fillmore Street, Suite 325, Denver, Colorado 80206, and indicates that, as of December 31, 2020, it had sole voting and dispositive power with respect to 2,192,359 shares of common stock and did not have shared voting power or dispositive power with respect to any shares of common stock.

(6)	Based solely on a Schedule 13G filed with the SEC on October 5, 2020 filed on behalf of TT Investimentos Ltda, a Brazilian sociedad limitada (“TT Investimentos”), TT Global Equities, a fund duly registered in the Cayman Islands, and a Cayman Islands entity (“TT Global Equities”), Rocinante Fund, a fund duly registered in the Cayman Islands, and a Cayman Islands entity, (“Rocinante Fund”), and Mr. Antonio Fraga Baer Bahia, the principal of TT Investimentos. In such filing, TT Investimentos and Antonio Fraga Baer Bahía list their respective address as Av General San Matin 1002 Sl 301b, Lebon, Rio de Jainero, RJ, Brazil, and indicate that, as of September 28, 2020, TT Investimentos as the investment advisor to the accounts of certain private funds and managed accounts (collectively, the “TT Investimentos Accounts”) may direct the vote and disposition of the 2,141,630 shares of common stock held by the TT Investimentos Accounts, as well as of TT Global Equities and the Rocinante Fund. Antonio Fraga Baer Bahía, as the principal of TT Investimentos, may direct the vote and disposition of the 2,141,630 shares of common stock held by the TT Investimentos Accounts.

(7)	Includes (i) Mr. Kanders’ options to purchase 350,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021; (ii) 2,028,464 shares of common stock held by Kanders GMP Holdings, LLC, of which Mr. Kanders is a majority member and a trustee of the manager; (iii) 10,851 shares of common stock that Mr. Kanders may be deemed to beneficially own as UTMA custodian for his children; (iv) 125,222 shares of common stock held by Mr. Kanders’ spouse in a UTA Trust Account of which Mr. Kanders is the sole trustee; and (v) 8,916 shares of common stock that Mr. Kanders may be deemed to beneficially own as joint tenancy with rights of survivorship. Of the 6,165,458 shares of common stock included in Mr. Kanders’ beneficial ownership, 5,340,971 shares are hypothecated and/or pledged as security for loans from financial institutions. Excludes (i) 100,444 shares of common stock that are beneficially owned by Mr. Kanders’ spouse, as to all of which he disclaims any beneficial ownership; (ii) options to purchase 555,997 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021; and (iv) a stock award of 350,000 shares of restricted common stock granted on January 7, 2019 under the Company’s 2015 Stock Incentive Plan of which (A) 116,667 shares of the Company’s common stock shall vest on each of January 28, 2022 and January 28, 2023; and (B) 116,666 shares of the Company’s common stock shall vest on January 28, 2023.

(8)	Includes (i) Mr. Sokolow’s options to purchase 192,500 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021; (ii) 32,500 shares of common stock held by Korsak Holdings, LLC, a limited liability company of which Mr. Sokolow is the general manager; (iii) 377,567 shares of common stock held by ST Investors Fund, LLC, a limited liability company of which Mr. Sokolow is the general manager; and (iv) 82,925 shares of common stock held by Madetys Investments, LLC, a limited liability company of which Mr. Sokolow is the general manager. Excludes Mr. Sokolow’s options to purchase 40,000 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021.

(9)	Includes Mr. House’s options to purchase 255,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021. Excludes Mr. House’s options to purchase 40,000 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021.

(10)	Includes Mr. Henning’s options to purchase 150,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021. Excludes Mr. Henning’s options to purchase 40,000 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021.

(11)	Includes Mr. Walbrecht’s options to purchase 300,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021. Excludes (i) Mr. Walbrecht’s options to purchase 600,000 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021; and (ii) a stock award of 150,000 shares of restricted common stock granted on January 7, 2019 under the Company’s 2015 Stock Incentive Plan of which 37,500 shares of the Company’s common stock shall vest on each of January 28, 2022, January 28, 2023; January 28, 2023 and January 28, 2024.

(12)	Includes Mr. Kuehne’s options to purchase 562,500 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021. Excludes Mr. Kuehne’s options to purchase 500,000 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021.

(13)	Includes options to purchase 1,810,000 shares of common stock that are presently exercisable or exercisable within 60 days of April 2, 2021. Excludes (i) options to purchase 1,775,997 shares of common stock that are not presently exercisable and not exercisable within 60 days of April 2, 2021; and (ii) 500,000 shares of restricted common stock that are not presently vested and will not vest within 60 days of April 2, 2021.

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

Transactions with Certain Directors and Executive Officers

Under the SEC’s rules, a related person is a director, officer, nominee for director, or five percent (5%) stockholder of the Company since the beginning of the last fiscal year and their immediate family members. In addition, under the SEC’s rules, a related person transaction is a transaction or series of transactions in which the company is a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

During the year ended December 31, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Purchase Agreement, the Company sold shares of its common stock in a registered direct offering (the “Offering”). Upon the Company’s closing of the Offering, the Company paid a fee in the amount of $250,000 to Kanders & Company, Inc. (“Kanders & Company”), which were deducted from the net proceeds, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the Offering. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors is a member of the Board of Directors and sole stockholder of Kanders & Company.

Upon the Company’s acquisition of the assets of Barnes, on October 2, 2020, the Company paid a fee in the amount of $500,000 to Kanders & Company, which is included in transaction costs, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the acquisition of Barnes.

Review, Approval or Ratification of Transactions with Related Persons

The Audit Committee is responsible for reviewing and approving all related person transactions. In addition, the Board of Directors has a general practice of requiring directors interested in a transaction not to participate in deliberations or to vote upon transactions in which they have an interest, and to be sure that transactions with directors, executive officers and major stockholders are on terms that align the interests of the parties to such agreements with the interests of the stockholders.

These practices are undertaken pursuant to written policies and procedures contained in: (i) the Charter of the Audit Committee of the Company’s Board of Directors, which vests the Audit Committee with the responsibility for the Company’s compliance with legal and regulatory requirements; (ii) the Company’s Amended and Restated Corporate Governance Guidelines, which vests in the Board and its committees the specific function of ensuring processes are in place for maintaining the integrity of compliance with law and ethics, and requiring that directors recuse themselves from any discussion or decision affecting their personal, business or professional interests; and (iii) the Company’s Code of Business Conduct and Ethics, which requires compliance with applicable laws and regulations, the avoidance of conflicts of interest, and prohibits the taking of corporate opportunities for personal benefit. In addition, as a Delaware corporation, we are subject to Section 144 of the DGCL, which provides, among other things, that related party transactions involving the Company and our directors or officers need to be approved by a majority of disinterested directors or a duly authorized committee of the Board comprised of disinterested directors after disclosure of the material facts relating to the interested transaction in question.

Director Independence

The Board of Directors has evaluated each of its directors’ independence from Clarus based on the definition of “independence” established by NASDAQ and has determined that Messrs. Henning, Sokolow and House are independent directors, constituting a majority of the Board of Directors. The Board of Directors has also determined that each of the members of our Audit Committee is “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In its review of each director’s independence from the Company, the Board of Directors reviewed whether any transactions or relationships currently exist or existed during the past year between each director and the Company and its subsidiaries, affiliates, equity investors or independent registered public accounting firm. The Board of Directors also examined whether there were any transactions or relationships between each director and members of the senior management of the Company or their affiliates.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Aggregate fees for professional services rendered for Clarus by Deloitte & Touche LLP for the fiscal years ended December 31, 2020 and 2019 were as follows:

	Fiscal 2020	Fiscal 2019
Audit Fees	$999,657	$829,566

Audit Related Fees	$71,755	$-

Tax Fees	$21,461	$28,167

All Other Fees	$-	$-

Total	$1,092,873	$857,733

Audit Fees. Deloitte & Touche LLP was engaged as our independent registered public accounting firms to audit our financial statements for the years ended December 31, 2020 and 2019, to audit our internal control over financial reporting as of December 31, 2020 and 2019, and to perform services in connection with our registration statements.

Audit Related Fees. The amounts Deloitte & Touche LLP billed us for professional services rendered for audit related fees were $71,755 and $0, respectively for the fiscal years ended December 31, 2020 and 2019.

Tax Fees. The amounts Deloitte & Touche LLP billed us for professional services rendered for compliance, tax advice or tax planning were $21,461 and $28,167, respectively for the fiscal years ended December 31, 2020 and 2019.

All Other Fees. There were no other fees for the fiscal years ended December 31, 2020 and 2019.

Auditor Independence. The Audit Committee has considered the non-audit services provided by Deloitte & Touche LLP determined that the provision of such services had no effect on Deloitte & Touche LLP’s independence from Clarus.

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by Deloitte & Touche LLP, our independent registered public accounting firm, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

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

Since the engagement of Deloitte & Touche LLP by the Company on June 11, 2018, the Audit Committee has not waived the pre-approval requirement for any services rendered by Deloitte & Touche LLP to Clarus. All of the services provided by Deloitte & Touche LLP to Clarus described above were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements, Financial Statement Schedules and Exhibits

(a)(1) The Financial Statements. The Financial Statements of the Company are included in Item 8 of the Original Filing.

(a)(2) Financial Statement Schedules. No schedules are included because the required information is inapplicable, not required or are presented in the financial statements or the related notes thereto.

(a)(3) The following Exhibits are hereby filed as part of this Amendment:

Exhibit Number	Exhibit
2.1	Purchase and Sale Agreement by and among Everest/Sapphire Acquisition, LLC Sierra Bullets L.L.C., BHH Management, Inc. and Lumber Management, Inc., dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2017 and incorporated herein by reference).
2.2	Stock Purchase Agreement dated March 10, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson and Steven Kottman (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2020 and incorporated herein by reference).
2.3	Letter Agreement dated April 30, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson, Steven Kottman and Steven Kottman, as Sellers’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2020 and incorporated herein by reference).
2.4	Asset Purchase Agreement dated September 30, 2020, by and among Sierra Bullets, L.L.C., as Buyer, and Remington Outdoor Company, Inc., certain of its subsidiaries, as Seller (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 2, 2020 and incorporated herein by reference).
3.1	Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the SEC on November 6, 2002 and incorporated herein by reference).
3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2003 and incorporated herein by reference).
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2011 and incorporated herein by reference).
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2017 and incorporated herein by reference).
3.5	Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the SEC on November 6, 2002 and incorporated herein by reference).
3.6	Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the SEC on March 31, 2003).
3.7	Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2010 and incorporated herein by reference).
3.8	Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2010 and incorporated herein by reference).
3.9	Amendment No. 4 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2016 and incorporated herein by reference).
3.10	Amendment No. 5 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 7, 2017 and incorporated herein by reference).
3.11	Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2008 and incorporated herein by reference).

4.1	See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.
4.2	Company’s Specimen Common Stock Certificate.
4.3	Rights Agreement, dated as of February 12, 2008, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2008 and incorporated herein by reference).
4.4	Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 13, 2008 and incorporated herein by reference).
10.1	Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 23, 2002 and incorporated herein by reference).
10.2	Employment Agreement between the Company and Warren B. Kanders, dated as of June 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 6, 2017 and incorporated herein by reference). +
10.3	Employment Agreement, dated as of August 27, 2020, between the Company and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2020 and incorporated herein by reference).+
10.4	Employment Agreement between the Company and John Walbrecht, dated as of January 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2021 and incorporated herein by reference). +
10.5	Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the SEC on May 2, 2005 and incorporated herein by reference). +
10.6	Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2010 and incorporated herein by reference). +
10.7	Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the SEC on November 9, 2015 and incorporated herein by reference). +
10.8	Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 and incorporated herein by reference). +
10.9	Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2015 and incorporated herein by reference). +
10.10	Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2010 and incorporated herein by reference).
10.11	Credit Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2019 and incorporated herein by reference).
10.12	Pledge and Security Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C., Everest/Sapphire Acquisition, LLC, BD European Holdings, LLC, SKINourishment, LLC, Black Diamond Retail – Alaska, LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2019 and incorporated herein by reference).
10.13	Amendment No. 2 to Credit Agreement dated as of November 12, 2020, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 17, 2020 and incorporated herein by reference)..
10.14	Letter to Kennedy Capital Management, Inc. dated September 18, 2017 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 22, 2017 and incorporated herein by reference).
10.15	Letter to Greenhouse Funds LLLP dated November 7, 2017 (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 7, 2017 and incorporated herein by reference).
10.16	Letter to Brown Advisory Incorporated dated September 25, 2020 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020 and incorporated herein by reference).
10.17	Letter to ArrowMark Colorado Holdings, LLC dated January 25, 2019 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 31, 2019 and incorporated herein by reference).
10.18	Letter to TT Investimentos Ltda. dated March 23, 2020 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 24, 2020 and incorporated herein by reference).
10.19	Securities Purchase Agreement, September 25, 2020, by and between the Company and the Purchasers thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2020 and incorporated herein by reference).

21.1	Subsidiaries of the Company. (filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2021 and incorporated herein by reference).
23.1	Consent of Independent Registered Public Accounting Firm. (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2021 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2021 and incorporated herein by reference).
31.2	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2021 and incorporated herein by reference).
31.3	Certification of Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
31.4	Certification of Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **
32.1	Certification of Principal Executive Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002. (furnished as Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2021 and incorporated herein by reference).
32.2	Certification of Principal Financial Officer, pursuant to 18. U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002. (furnished as Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2021 and incorporated herein by reference).
101.INS	XBRL Instance Document. #
101.SCH	XBRL Taxonomy Extension Schema Document. #
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. #
101.LAB	XBRL Taxonomy Extension Label Linkbase Document. #
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. #
+	Management contract or compensatory plan or arrangement.
**	Filed herewith
#	Previously filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: April 5, 2021	By: /s/ Aaron J. Kuehne
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

