Form 10-Q
period 2021-03-31
Clarus Corp
filed 2021-05-10
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2021

or

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

As of May 5, 2021, there were 31,314,181 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets
Cash	$6,525	$17,789
Accounts receivable, less allowance for credit losses and
doubtful accounts of $696 and $1,433, respectively	49,788	50,475
Inventories	69,980	68,356
Prepaid and other current assets	12,526	5,385
Income tax receivable	-	117
Total current assets	138,819	142,122

Property and equipment, net	27,027	26,956
Other intangible assets, net	18,137	19,416
Indefinite-lived intangible assets	47,373	47,523
Goodwill	26,715	26,715
Deferred income taxes	11,669	11,113
Other long-term assets	9,815	6,846
Total assets	$279,555	$280,691

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$30,350	$34,665
Income tax payable	1,314	956
Current portion of long-term debt	4,997	4,000
Total current liabilities	36,661	39,621

Long-term debt	23,651	30,621
Deferred income taxes	1,424	1,227
Other long-term liabilities	7,332	4,628
Total liabilities	69,068	76,097

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
35,325 and 35,198 issued and 31,314 and 31,228 outstanding, respectively	4	4
Additional paid in capital	515,749	513,979
Accumulated deficit	(281,206)	(286,100)
Treasury stock, at cost	(24,440)	(23,789)
Accumulated other comprehensive income	380	500
Total stockholders' equity	210,487	204,594
Total liabilities and stockholders' equity	$279,555	$280,691

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2021	March 31, 2020

Sales
Domestic sales	$47,573	$28,548
International sales	27,758	25,007
Total sales	75,331	53,555

Cost of goods sold	48,281	35,043
Gross profit	27,050	18,512

Operating expenses
Selling, general and administrative	20,885	17,370
Transaction costs	476	250

Total operating expenses	21,361	17,620

Operating income	5,689	892

Other expense
Interest expense, net	(238)	(311)
Other, net	(140)	(531)

Total other expense, net	(378)	(842)

Income before income tax	5,311	50
Income tax (benefit) expense	(366)	14
Net income	5,677	36

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,016)	(401)
Unrealized gain on hedging activities	896	813
Other comprehensive (loss) income	(120)	412
Comprehensive income	$5,557	$448

Net income per share:
Basic	$0.18	$0.00
Diluted	0.17	0.00

Weighted average shares outstanding:
Basic	31,283	29,760
Diluted	32,750	30,942

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net income	$5,677	$36
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	1,356	1,117
Amortization of other intangible assets	1,197	772
Amortization of debt issuance costs	82	77
Loss on disposition of property and equipment	-	(3)
Noncash lease expense	331	171
Stock-based compensation	1,524	613
Deferred income taxes	(697)	4
Changes in operating assets and liabilities:
Accounts receivable	66	2,568
Inventories	(2,388)	4,061
Prepaid and other assets	(5,730)	(1,103)
Accounts payable and accrued liabilities	(4,453)	(4,675)
Income taxes	517	(139)
Net cash (used in) provided by operating activities	(2,518)	3,499

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	-	3
Purchase of property and equipment	(1,347)	(1,302)
Net cash used in investing activities	(1,347)	(1,299)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	11,637	20,160
Repayments on revolving credit facilities	(16,565)	(10,767)
Repayments of term note	(1,000)	-
Purchase of treasury stock	(651)	-
Proceeds from exercise of stock options	166	-
Cash dividends paid	(783)	(744)
Net cash (used in) provided by financing activities	(7,196)	8,649

Effect of foreign exchange rates on cash	(203)	244

Change in cash	(11,264)	11,093
Cash, beginning of year	17,789	1,703
Cash, end of period	$6,525	$12,796

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$75	$182
Cash paid for interest	$161	$252
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$293	$94
Lease liabilities arising from obtaining right of use assets	$3,539	$80

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	36	-	-	-	36
Other comprehensive income	-	-	-	-	-	-	412	412
Cash dividends ($0.025 per share)	-	-	-	(744)	-	-	-	(744)
Stock-based compensation expense	-	-	613	-	-	-	-	613
Balance, March 31, 2020	33,615	$3	$492,966	$(289,300)	(3,855)	$(22,269)	$109	$181,509

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	5,677	-	-	-	5,677
Other comprehensive loss	-	-	-	-	-	-	(120)	(120)
Cash dividends ($0.025 per share)	-	-	-	(783)	-	-	-	(783)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Stock-based compensation expense	-	-	1,524	-	-	-	-	1,524
Proceeds from exercise of options	127	-	246	-	-	-	-	246
Balance, March 31, 2021	35,325	$4	$515,749	$(281,206)	(4,011)	$(24,440)	$380	$210,487

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2021 and December 31, 2020 and for the three months ended March 31, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2021 are not necessarily indicative of the results to be obtained for the year ending December 31, 2021. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2021.

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

On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”).

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

The goodwill consists largely of the synergies expected from combining operations. The acquisition of Barnes is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Barnes is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $8,625 is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and the Sellers prior to the acquisition. Barnes revenue and operating income were included in the Sierra segment.

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

Three Months Ended
March 31, 2020
Sales	$57,964
Net income	$354
Net income per share - basic	$0.01
Net income per share - diluted	$0.01

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

NOTE 3. INVENTORIES

Inventories, as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020
Finished goods	$47,387	$50,132
Work-in-process	7,150	6,429
Raw materials and supplies	15,443	11,795
	$69,980	$68,356

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020

Land	$3,160	$3,160
Building and improvements	7,333	7,324
Furniture and fixtures	5,766	5,715
Computer hardware and software	6,323	5,707
Machinery and equipment	27,046	26,848
Construction in progress	3,452	3,042
	53,080	51,796
Less accumulated depreciation	(26,053)	(24,840)
	$27,027	$26,956

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2020	-	26,715	26,715

Balance at March 31, 2021	$-	$26,715	$26,715

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2020	$47,523

Impact of foreign currency exchange rates	(150)

Balance at March 31, 2021	$47,373

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2020	$40,840

Impact of foreign currency exchange rates	(216)

Gross balance at March 31, 2021	$40,624

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020

Customer lists and relationships	$31,810	$31,930
Product technologies	6,604	6,700
Tradename / trademark	1,263	1,263
Core technologies	947	947
	40,624	40,840
Less accumulated amortization	(22,487)	(21,424)
	$18,137	$19,416

NOTE 6. LONG-TERM DEBT

Long-term debt as of March 31, 2021 and December 31, 2020, was as follows:

	March 31, 2021	December 31, 2020

Revolving credit facility (a)	$10,651	$15,579
Foreign credit facilities (b)	997	1,042
Term note (c)	17,000	18,000
	28,648	34,621
Less current portion	(4,997)	(4,000)
	$23,651	$30,621

(a)As of March 31, 2021, the Company had drawn $10,651 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of March 31, 2021 and December 31, 2020, the rate was 1.6250% and 2.0625%, respectively.

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2021.

(b)A foreign subsidiary of the Company has a revolving credit facility with a financial institution which matures on March 31, 2022. The foreign subsidiary pays interest monthly on any borrowings on the credit facility. As of March 31, 2021 and December 31, 2020, the rate was 1.3387% and 1.3387%, respectively.

(c)Under the Credit Agreement, the Company had access to a term loan facility that was available for drawdown until May 3, 2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of March 31, 2021 and December 31, 2020, the rate was 1.6250% and 2.0625%, respectively.

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

At March 31, 2021, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $379 as of March 31, 2021. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts, which is $106 as of March 31, 2021. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of March 31, 2021 and December 31, 2020:

March 31, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$11,594	February 2022
Foreign exchange contracts - Euros	€ 19,966	February 2022

December 31, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,587	February 2022
Foreign exchange contracts - Euros	€ 24,481	February 2022

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(321) and $288 were reclassified to sales during the three months ended March 31, 2021 and 2020, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2021 and December 31, 2020:

	Classification	March 31, 2021	December 31, 2020

Derivative instruments in asset positions:
Forward exchange contracts	Prepaid and other current assets	$16	$-

Derivative instruments in liability positions:
Forward exchange contracts	Accounts payable and accrued liabilities	$289	$1,539
Forward exchange contracts	Other long-term liabilities	$-	$90

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive income (loss) before reclassifications	(1,016)	650	(366)
Amounts reclassified from other comprehensive income (loss)	-	246	246
Net current period other comprehensive income (loss)	(1,016)	896	(120)
Balance as of March 31, 2021	$464	$(84)	$380

The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive income (loss) before reclassifications	(401)	1,032	631
Amounts reclassified from other comprehensive income (loss)	-	(219)	(219)
Net current period other comprehensive loss	(401)	813	412
Balance as of March 31, 2020	$(687)	$796	$109

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2021 and 2020, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Three Months Ended
Statements of Comprehensive Income	March 31, 2021	March 31, 2020
Foreign exchange contracts:
Sales	$(321)	$288
Less: Income tax (benefit) expense	(75)	69
Amount reclassified, net of tax	$(246)	$219

Total reclassifications from AOCI	$(246)	$219

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$16	$-	$16
	$-	$16	$-	$16

Liabilities
Forward exchange contracts	$-	$289	$-	$289
	$-	$289	$-	$289

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Forward exchange contracts	$-	$1,629	$-	$1,629
	$-	$1,629	$-	$1,629

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at March 31, 2021 and December 31, 2020.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. On April 30, 2021, the Company announced that its Board of Directors approved the payment on May 21, 2021 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 10, 2021.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2021	March 31, 2020

Weighted average shares outstanding - basic	31,283	29,760
Effect of dilutive stock awards	1,467	1,182
Weighted average shares outstanding - diluted	32,750	30,942

Net income per share:
Basic	$0.18	$0.00
Diluted	0.17	0.00

For the three months ended March 31, 2021 and 2020, equity awards of 500 and 798, respectively, were anti-dilutive and therefore not included in the calculation of earnings per share for these periods.

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

Options Granted:

During the three months ended March 31, 2021, the Company issued stock options for an aggregate of 400 shares under the 2015 Plan to an employee of the Company. The options issued during the three months ended March 31, 2021 generally vest and become exercisable over a period of three years and expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Number of options	400
Option vesting period	3 Years
Grant price (per share)	$15.15
Dividend yield	0.66%
Expected volatility (a)	43.6%
Risk-free interest rate	0.50%
Expected life (years) (b)	6.00
Weighted average fair value (per share)	$5.88

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the three months ended March 31, 2021 was $2,352, which will be recognized over the vesting period of the options.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2021 and 2020 was $1,524 and $613, respectively. For the three months ended March 31, 2021 and 2020, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

As of March 31, 2021, there were 2,166 unvested stock options and unrecognized compensation cost of $8,619 related to unvested stock options, as well as 500 unvested restricted stock awards and unrecognized compensation costs of $1,898 related to unvested restricted stock awards.

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

The difference between the Company’s estimated effective tax rate and the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2021, was due to a release of valuation allowance for the current year utilization of net operating loss carryforwards (“NOLs”) and a stock compensation tax windfall, which were partially offset by permanent book to tax differences related to incentive stock options and officer compensation limitations.

As of December 31, 2020, the Company’s gross deferred tax asset was $40,538. The Company has recorded a valuation allowance of $22,348, resulting in a net deferred tax asset of $18,190, before deferred tax liabilities of $8,304. The Company has provided a valuation allowance against a portion of the deferred tax assets as of March 31, 2021 and December 31, 2020, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of NOLs for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2020, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $120,309 and $1,889, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOLs.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category as a percentage of total consolidated revenues is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020

Climb	27%	37%
Mountain	26%	31%
Ski	16%	18%
Sport	31%	14%

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Sales to external customers:
Black Diamond
Domestic sales	$25,760	$22,688
International sales	26,036	23,107
Total Black Diamond	51,796	45,795
Sierra
Domestic sales	21,813	5,860
International sales	1,722	1,900
Total Sierra	23,535	7,760
Total sales to external customers	75,331	53,555
Segment operating income:
Black Diamond	3,445	1,674
Sierra	5,962	1,472
Total segment operating income	9,407	3,146
Transaction costs	(476)	(250)
Corporate and other expenses	(3,382)	(2,535)
Interest expense, net	(238)	(311)
Income before income tax	$5,311	$50

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented.

Total assets by segment, as of March 31, 2021 and December 31, 2020, were as follows:

	March 31, 2021	December 31, 2020

Black Diamond	$141,960	$141,746
Sierra	122,282	113,430
Corporate	15,313	25,515
	$279,555	$280,691

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2021	March 31, 2020
Capital expenditures:
Black Diamond	$692	$989
Sierra	655	313
Total capital expenditures	$1,347	$1,302
Depreciation:
Black Diamond	$713	$685
Sierra	643	432
Total depreciation	$1,356	$1,117
Amortization:
Black Diamond	$259	$276
Sierra	938	496
Total amortization	$1,197	$772

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. On April 30, 2021, the Company announced that its Board of Directors approved the payment on May 21, 2021 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on May 10, 2021.

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

We experienced a decline in retail demand within our Black Diamond segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability during this period. This continued during the three months ended March 31, 2021, although to a lesser extent, as certain countries began to ease restrictions. We expect a continued impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

Since the beginning of the pandemic, we have mitigated some of the negative impacts to our operating results by taking significant actions to improve our current operating results and liquidity position, including drawing on the credit facility, temporarily suspending share repurchases, temporarily suspending cash dividends, postponing non-essential capital expenditures, reducing operating costs, modulating production in line with demand, and substantially reducing discretionary spending. As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess the impact on the Company and respond accordingly.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Accounting Pronouncements Issued Not Yet Adopted

See “Accounting Pronouncements Not Yet Adopted” in Note 1 of the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended March 31, 2021 Compared to Condensed Consolidated Three Months Ended March 31, 2020

The following presents a discussion of condensed consolidated operations for the three months ended March 31, 2021, compared with the condensed consolidated three months ended March 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020

Sales
Domestic sales	$47,573	$28,548
International sales	27,758	25,007
Total sales	75,331	53,555

Cost of goods sold	48,281	35,043
Gross profit	27,050	18,512

Operating expenses
Selling, general and administrative	20,885	17,370
Transaction costs	476	250

Total operating expenses	21,361	17,620

Operating income	5,689	892

Other expense
Interest expense, net	(238)	(311)
Other, net	(140)	(531)

Total other expense, net	(378)	(842)

Income before income tax	5,311	50
Income tax (benefit) expense	(366)	14
Net income	$5,677	$36

Sales

Consolidated sales increased $21,776, or 40.7%, to $75,331, during the three months ended March 31, 2021, compared to consolidated sales of $53,555 during the three months ended March 31, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing sport products sold by Sierra of $7,290 and the inclusion of Barnes, which contributed $8,485. The quantity of new and existing climb, mountain, and ski products also increased during the period. We experienced an increase in sales of $1,142 due to the weakening of the U.S. dollar against foreign currencies during the three months ended March 31, 2021, compared to the prior period.

Consolidated domestic sales increased $19,025, or 66.6%, to $47,573 during the three months ended March 31, 2021, compared to consolidated domestic sales of $28,548 during the three months ended March 31, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing sport products sold by Sierra of $8,241 and the inclusion of Barnes, which contributed $7,712. The quantity of new and existing climb, mountain, and ski products also increased during the period.

Consolidated international sales increased $2,751, or 11.0%, to $27,758 during the three months ended March 31, 2021, compared to consolidated international sales of $25,007 during the three months ended March 31, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing climb, mountain, and ski products and the inclusion of Barnes, which contributed $773. We experienced an increase in sales of $1,142 due to the weakening of the U.S. dollar against foreign currencies during the three months ended March 31, 2021 compared to the prior period. The increase was partially offset by a decrease in the quantity of new and existing sport products sold by Sierra of $951.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $13,238 or 37.8%, to $48,281 during the three months ended March 31, 2021, compared to consolidated cost of goods sold of $35,043 during the three months ended March 31, 2020. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $8,538 or 46.1%, to $27,050 during the three months ended March 31, 2021, compared to consolidated gross profit of $18,512 during the three months ended March 31, 2020. Consolidated gross margin was 35.9% during the three months ended March 31, 2021, compared to a consolidated gross margin of 34.6% during the three months ended March 31, 2020. Consolidated gross margin during the three months ended March 31, 2021, increased compared to the prior year due to a favorable product mix in higher margin products. Gross margin benefited from the inclusion of Barnes; however, this benefit was offset by a decrease in gross margin of 0.5% due to the sale of Barnes inventory that was recorded at its fair value in purchase accounting during the year ended December 31, 2020.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $3,515, or 20.2%, to $20,885 during the three months ended March 31, 2021, compared to consolidated selling, general and administrative expenses of $17,370 during the three months ended March 31, 2020. The increase in selling, general and administrative expenses is due to the inclusion of Barnes, which contributed $1,852, and an increase of stock compensation of $911 during the three months ended March 31, 2021 compared to the prior year. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, and warehousing and logistics, focused on supporting its strategic initiatives around elevating brand awareness and being easier to do business with.

Transaction Costs

Consolidated transaction expense increased to $476 during the three months ended March 31, 2021, compared to consolidated transaction costs of $250 during the three months ended March 31, 2020, which consisted of expenses related to the Company’s various acquisition efforts.

Interest Expense, net

Consolidated interest expense, net during the three months ended March 31, 2021 remained relatively consistent with consolidated interest expense, net, during the three months ended March 31, 2020.

Other, net

Consolidated other, net expense decreased $391, or 73.6%, to $140 during the three months ended March 31, 2021, compared to consolidated other, net expense of $531 during the three months ended March 31, 2020. The decrease in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. This decrease was partially offset by changes on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax decreased $380, or 2,714.3%, to a benefit of $366 during the three months ended March 31, 2021, compared to income tax expense of $14 during the same period in 2020. Our effective income tax rate was a benefit of 6.9% for the three months ended March 31, 2021, and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and a discrete charge recorded during the period. For the three months ended March 31, 2020, our effective income tax rate was 28.0% and was higher compared to the statutory tax rates due to an increase in the valuation allowance related to the current year R&D tax credits lower compared to the statutory tax rates due to a stock compensation windfall.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Condensed Consolidated Three Months Ended March 31, 2021 Compared to Condensed Consolidated Three Months Ended March 31, 2020

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $49,300 available to borrow at March 31, 2021. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending.

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

At March 31, 2021, we had total cash of $6,525, compared to a cash balance of $17,789 at December 31, 2020, which was substantially controlled by the Company’s U.S. entities. At March 31, 2021, the Company had $3,846 of the $6,525 in cash held by foreign entities, of which $1,309 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2021 compared with the condensed consolidated three months ended March 31, 2020.

	Three Months Ended
	March 31, 2021	March 31, 2020

Net cash (used in) provided by operating activities	$(2,518)	$3,499
Net cash used in investing activities	(1,347)	(1,299)
Net cash (used in) provided by financing activities	(7,196)	8,649
Effect of foreign exchange rates on cash	(203)	244
Change in cash	(11,264)	11,093
Cash, beginning of year	17,789	1,703
Cash, end of period	$6,525	$12,796

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $2,518 during the three months ended March 31, 2021, compared to consolidated net cash provided by operating activities of $3,499 during the three months ended March 31, 2020. The decrease in net cash provided by operating activities to net cash used in operating activities during 2021 is primarily due to an increase in net operating assets, or non-cash working capital, of $12,700, partially offset by an increase in net income during the three months ended March 31, 2021, compared to the same period in 2020.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($3,865) was used during the three months ended March 31, 2021 compared to $2,197 generated during the same period in 2020. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Three Months Ended
	March 31, 2021	March 31, 2020

Net cash (used in) provided by operating activities	$(2,518)	$3,499
Purchase of property and equipment	(1,347)	(1,302)
Free cash flow	$(3,865)	$2,197

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $1,347 during the three months ended March 31, 2021, compared to $1,299 during the three months ended March 31, 2020. The increase in cash used during the three months ended March 31, 2021 is due to an increase in purchases of property and equipment, compared to the same period in 2020.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $7,196 during the three months ended March 31, 2021, compared to net cash provided of $8,649 during the three months ended March 31, 2020. The increase in cash used during the three months ended March 31, 2021 compared to the same period in 2020 was primarily due to the net repayments to the revolving line of credit and repayments of the term loan.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2021.

As of March 31, 2021, the Company had drawn approximately $10,651 of the $60,000 revolving loan commitment that was available for borrowing under the Credit Agreement, and $17,000 outstanding under the term loan commitment. As of March 31, 2021, the interest rate for each loan was 1.6250%. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Executive Vice President/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2021, were effective.

The Company acquired certain assets and liabilities constituting the Barnes business (“Barnes”) on October 2, 2020. Management excluded Barnes from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2021. Barnes’ financial statements constitute 15% of total assets and 11% of total sales of the condensed consolidated financial statement amounts as of and for the three months ended March 31, 2021.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Except as described above, there has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Employment Agreement between the Company and John Walbrecht, dated as of January 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2021 and incorporated herein by reference). +

10.2	Letter to TT Investimentos Ltda. dated April 5, 2021 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2021 and incorporated herein by reference).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
*	Filed herewith
**	Furnished herewith
+	Management contract or compensation plan or arrangement

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION
Date: May 10, 2021	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 10, 2021	By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)