Form 10-Q
period 2021-06-30
Clarus Corp
filed 2021-08-02
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2021

or

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

As of July 28, 2021, there were 33,800,052 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets
Cash	$6,782	$17,789
Accounts receivable, less allowance for credit losses and
doubtful accounts of $651 and $1,433, respectively	51,235	50,475
Inventories	82,656	68,356
Prepaid and other current assets	13,123	5,385
Income tax receivable	254	117
Total current assets	154,050	142,122

Property and equipment, net	27,495	26,956
Other intangible assets, net	16,963	19,416
Indefinite-lived intangible assets	47,415	47,523
Goodwill	26,715	26,715
Deferred income taxes	11,342	11,113
Other long-term assets	10,229	6,846
Total assets	$294,209	$280,691

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$42,167	$34,665
Income tax payable	1,201	956
Current portion of long-term debt	5,010	4,000
Total current liabilities	48,378	39,621

Long-term debt	22,112	30,621
Deferred income taxes	1,215	1,227
Other long-term liabilities	7,324	4,628
Total liabilities	79,029	76,097

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
35,496 and 35,198 issued and 31,485 and 31,228 outstanding, respectively	4	4
Additional paid in capital	518,981	513,979
Accumulated deficit	(280,148)	(286,100)
Treasury stock, at cost	(24,440)	(23,789)
Accumulated other comprehensive income	783	500
Total stockholders' equity	215,180	204,594
Total liabilities and stockholders' equity	$294,209	$280,691

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2021	June 30, 2020

Sales
Domestic sales	$51,876	$20,259
International sales	21,433	9,755
Total sales	73,309	30,014

Cost of goods sold	45,288	19,378
Gross profit	28,021	10,636

Operating expenses
Selling, general and administrative	20,704	14,493
Transaction costs	649	180

Total operating expenses	21,353	14,673

Operating income (loss)	6,668	(4,037)

Other (expense) income
Interest expense, net	(212)	(257)
Other, net	(4,461)	406

Total other (expense) income, net	(4,673)	149

Income (loss) before income tax	1,995	(3,888)
Income tax expense (benefit)	155	(1,145)
Net income (loss)	1,840	(2,743)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	295	367
Unrealized gain (loss) on hedging activities	108	(549)
Other comprehensive income (loss)	403	(182)
Comprehensive income (loss)	$2,243	$(2,925)

Net income (loss) per share:
Basic	$0.06	$(0.09)
Diluted	0.06	(0.09)

Weighted average shares outstanding:
Basic	31,367	29,817
Diluted	33,190	29,817

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2021	June 30, 2020

Sales
Domestic sales	$99,449	$48,807
International sales	49,191	34,762
Total sales	148,640	83,569

Cost of goods sold	93,569	54,421
Gross profit	55,071	29,148

Operating expenses
Selling, general and administrative	41,589	31,863
Transaction costs	1,125	430

Total operating expenses	42,714	32,293

Operating income (loss)	12,357	(3,145)

Other expense
Interest expense, net	(450)	(568)
Other, net	(4,601)	(125)

Total other expense, net	(5,051)	(693)

Income (loss) before income tax	7,306	(3,838)
Income tax benefit	(211)	(1,131)
Net income (loss)	7,517	(2,707)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	(721)	(34)
Unrealized gain on hedging activities	1,004	264
Other comprehensive income	283	230
Comprehensive income (loss)	$7,800	$(2,477)

Net income (loss) per share:
Basic	$0.24	$(0.09)
Diluted	0.23	(0.09)

Weighted average shares outstanding:
Basic	31,325	29,789
Diluted	32,970	29,789

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows From Operating Activities:
Net income (loss)	$7,517	$(2,707)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,705	2,265
Amortization of other intangible assets	2,394	1,537
Amortization of debt issuance costs	162	154
Gain on disposition of property and equipment	(8)	(1)
Noncash lease expense	698	364
Stock-based compensation	3,350	1,229
Deferred income taxes	(710)	(1,081)
Changes in operating assets and liabilities:
Accounts receivable	(1,243)	17,662
Inventories	(14,874)	969
Prepaid and other assets	(6,575)	(149)
Accounts payable and accrued liabilities	6,809	(5,569)
Income taxes	137	(231)
Net cash provided by operating activities	362	14,442

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	25	3
Purchases of property and equipment	(3,225)	(2,021)
Net cash used in investing activities	(3,200)	(2,018)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	15,217	21,089
Repayments on revolving credit facilities	(20,684)	(33,264)
Repayments on term note	(2,000)	-
Proceeds from issuance of term note	-	20,000
Payment of debt issuance costs	-	(44)
Purchase of treasury stock	(651)	(137)
Proceeds from exercise of stock options	1,652	497
Cash dividends paid	(1,565)	(744)
Net cash (used in) provided by financing activities	(8,031)	7,397

Effect of foreign exchange rates on cash	(138)	14

Change in cash	(11,007)	19,835
Cash, beginning of year	17,789	1,703
Cash, end of period	$6,782	$21,538

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$353	$266
Cash paid for interest	$309	$478
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$236	$456
Lease liabilities arising from obtaining right of use assets	$3,933	$80
Unpaid debt issuance costs	$217	$-
Stock dividends	$-	$714

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	36	-	-	-	36
Other comprehensive income	-	-	-	-	-	-	412	412
Cash dividends ($0.025 per share)	-	-	-	(744)	-	-	-	(744)
Stock-based compensation expense	-	-	613	-	-	-	-	613
Balance, March 31, 2020	33,615	$3	$492,966	$(289,300)	(3,855)	$(22,269)	$109	$181,509
Net loss	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive loss	-	-	-	-	-	-	(182)	(182)
Stock dividends ($0.025 per share)	70	-	714	(714)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(14)	(137)	-	(137)
Stock-based compensation expense	-	-	616	-	-	-	-	616
Proceeds from exercise of options	72	-	497	-	-	-	-	497
Balance, June 30, 2020	33,757	$3	$494,793	$(292,757)	(3,869)	$(22,406)	$(73)	$179,560

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	5,677	-	-	-	5,677
Other comprehensive loss	-	-	-	-	-	-	(120)	(120)
Cash dividends ($0.025 per share)	-	-	-	(783)	-	-	-	(783)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Stock-based compensation expense	-	-	1,524	-	-	-	-	1,524
Proceeds from exercise of options	127	-	246	-	-	-	-	246
Balance, March 31, 2021	35,325	$4	$515,749	$(281,206)	(4,011)	$(24,440)	$380	$210,487
Net income	-	-	-	1,840	-	-	-	1,840
Other comprehensive income	-	-	-	-	-	-	403	403
Cash dividends ($0.025 per share)	-	-	-	(782)	-	-	-	(782)
Stock-based compensation expense	-	-	1,826	-	-	-	-	1,826
Proceeds from exercise of options	171	-	1,406	-	-	-	-	1,406
Balance, June 30, 2021	35,496	$4	$518,981	$(280,148)	(4,011)	$(24,440)	$783	$215,180

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2021 and December 31, 2020 and for the three and six months ended June 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be obtained for the year ending December 31, 2021. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2021.

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

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). See Note 16 for a more detailed explanation of the acquisition.

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

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Sales	$36,060	$94,024
Net loss	$(1,869)	$(1,515)
Net loss per share - basic	$(0.06)	$(0.05)
Net loss per share - diluted	$(0.06)	$(0.05)

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

NOTE 3. INVENTORIES

Inventories, as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020
Finished goods	$55,520	$50,132
Work-in-process	7,550	6,429
Raw materials and supplies	19,586	11,795
	$82,656	$68,356

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020

Land	$3,160	$3,160
Building and improvements	7,412	7,324
Furniture and fixtures	5,781	5,715
Computer hardware and software	6,454	5,707
Machinery and equipment	27,482	26,848
Construction in progress	4,593	3,042
	54,882	51,796
Less accumulated depreciation	(27,387)	(24,840)
	$27,495	$26,956

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Total

Balance at December 31, 2020	-	26,715	26,715

Balance at June 30, 2021	$-	$26,715	$26,715

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2020	$47,523

Impact of foreign currency exchange rates	(108)

Balance at June 30, 2021	$47,415

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2020	$40,840

Impact of foreign currency exchange rates	(155)

Gross balance at June 30, 2021	$40,685

Other intangible assets, net of amortization as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020

Customer lists and relationships	$31,844	$31,930
Product technologies	6,631	6,700
Tradename / trademark	1,263	1,263
Core technologies	947	947
	40,685	40,840
Less accumulated amortization	(23,722)	(21,424)
	$16,963	$19,416

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. LONG-TERM DEBT

Long-term debt as of June 30, 2021 and December 31, 2020, was as follows:

	June 30, 2021	December 31, 2020

Revolving credit facility (a)	$10,112	$15,579
Foreign credit facilities (b)	1,010	1,042
Term note (c)	16,000	18,000
	27,122	34,621
Less current portion	(5,010)	(4,000)
	$22,112	$30,621

(a)As of June 30, 2021, the Company had drawn $10,112 on the $60,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of June 30, 2021 and December 31, 2020, the rate was 1.6250% and 2.0625%, respectively.

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of June 30, 2021.

(b)A foreign subsidiary of the Company has a revolving credit facility with a financial institution which matures on March 31, 2022. The foreign subsidiary pays interest monthly on any borrowings on the credit facility. As of June 30, 2021 and December 31, 2020, the rate was 1.3387% and 1.3387%, respectively.

(c)Under the Credit Agreement, the Company had access to a term loan facility that was available for drawdown until May 3, 2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of June 30, 2021 and December 31, 2020, the rate was 1.6250% and 2.0625%, respectively.

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

As of June 30, 2021, the Company held currency forward contracts to mitigate currency fluctuations related to the cash purchase price of Rhino-Rack totaling AUD 193,650 with a maturity date of July 1, 2021. These contracts are not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the three and six months ended June 30, 2021, losses of $(4,513) were recorded in other, net expense.

At June 30, 2021, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty, which is $4,684 as of June 30, 2021. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain on all contracts. At June 30, 2021, there was no such exposure to the counterparties. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedging instruments as of June 30, 2021 and December 31, 2020:

June 30, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$9,692	February 2022
Foreign exchange contracts - Euros	€ 17,185	February 2022

December 31, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,587	February 2022
Foreign exchange contracts - Euros	€ 24,481	February 2022

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $(422) and $294 were reclassified to sales during the three months ended June 30, 2021 and 2020, respectively, and $(743) and $582 were reclassified to sales during the six months ended June 30, 2021 and 2020, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2021 and December 31, 2020:

	Classification	June 30, 2021	December 31, 2020

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$184	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accounts payable and accrued liabilities	$355	$1,539
Undesignated forward exchange contracts	Accounts payable and accrued liabilities	$4,513	$-
Designated forward exchange contracts	Other long-term liabilities	$-	$90

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2021	$464	$(84)	$380
Other comprehensive income (loss) before reclassifications	295	(215)	80
Amounts reclassified from other comprehensive income	-	323	323
Net current period other comprehensive income	295	108	403
Balance as of June 30, 2021	$759	$24	$783

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2020	$(687)	$796	$109
Other comprehensive income (loss) before reclassifications	367	(326)	41
Amounts reclassified from other comprehensive income	-	(223)	(223)
Net current period other comprehensive income (loss)	367	(549)	(182)
Balance as of June 30, 2020	$(320)	$247	$(73)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive (loss) income before reclassifications	(721)	435	(286)
Amounts reclassified from other comprehensive income	-	569	569
Net current period other comprehensive (loss) income	(721)	1,004	283
Balance as of June 30, 2021	$759	$24	$783

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive (loss) income before reclassifications	(34)	706	672
Amounts reclassified from other comprehensive loss	-	(442)	(442)
Net current period other comprehensive (loss) income	(34)	264	230
Balance as of June 30, 2020	$(320)	$247	$(73)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2021 and 2020, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended		Six Months Ended
Statements of Comprehensive Income (Loss)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign exchange contracts:
Sales	$(422)	$294	$(743)	$582
Less: Income tax (benefit) expense	(99)	71	(174)	140
Amount reclassified, net of tax	$(323)	$223	$(569)	$442

Total reclassifications from AOCI	$(323)	$223	$(569)	$442

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

Level 3 - inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$184	$-	$184
	$-	$184	$-	$184

Liabilities
Designated forward exchange contracts	$-	$355	$-	$355
Undesignated forward exchange contracts	-	4,513	-	4,513
	$-	$4,868	$-	$4,868

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$1,629	$-	$1,629
	$-	$1,629	$-	$1,629

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2021 and December 31, 2020.

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. On July 30, 2021, the Company announced that its Board of Directors approved the payment on August 20, 2021 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 9, 2021.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Weighted average shares outstanding - basic	31,367	29,817	31,325	29,789
Effect of dilutive stock awards	1,823	-	1,645	-
Weighted average shares outstanding - diluted	33,190	29,817	32,970	29,789

Net income (loss) per share:
Basic	$0.06	$(0.09)	$0.24	$(0.09)
Diluted	0.06	(0.09)	0.23	(0.09)

For the three months ended June 30, 2021 and 2020, equity awards of 1,034 and 4,633, respectively, and for the six months ended June 30, 2021 and 2020, equity awards of 1,017 and 4,590, respectively, were anti-dilutive and therefore not included in the calculation of earnings (loss) per share for these periods.

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

Options Granted:

During the six months ended June 30, 2021, the Company issued stock options for an aggregate of 500 shares under the 2015 Plan to directors and employees of the Company. The options issued during the six months ended June 30, 2021 generally vest and become exercisable over a period of one to three years and expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Number of options	500
Option vesting period	1 - 3 Years
Grant price (per share)	$15.15 - $24.43
Dividend yield	0.41% - 0.66%
Expected volatility (a)	39.1% - 43.6%
Risk-free interest rate	0.50% - 1.02%
Expected life (years) (b)	5.31 - 6.00
Weighted average fair value (per share)	$5.88 - $9.23

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2021 was $3,239, which will be recognized over the vesting period of the options.

Market Condition Restricted Shares Granted:

On May 28, 2021, the Company issued and granted to the Executive Chairman a restricted stock award of 500 restricted shares under the 2015 Plan, of which 500 restricted shares will vest if, on or before May 28, 2024, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $35.00 per share for twenty consecutive trading days. For computing the fair value of the restricted shares with a market condition, the fair value of the restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the following assumptions:

May 28, 2021

Number issued	500
Vesting period	$35.00 stock price target
Grant price (per share)	$23.69
Dividend yield	0.42%
Expected volatility	42.3%
Risk-free interest rate	0.30%
Expected term (years)	1.05
Weighted average fair value (per share)	$14.46

Using these assumptions, the fair value of the market condition restricted stock awards granted on May 28, 2021 was approximately $7,230.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2021 and 2020 was $1,826 and $616, respectively, and for the six months ended June 30, 2021 and 2020 was $3,350 and $1,229, respectively. For the three and six months ended June 30, 2021 and 2020, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2021, there were 2,143 unvested stock options and unrecognized compensation cost of $8,508 related to unvested stock options, as well as 1,000 unvested restricted stock awards and unrecognized compensation costs of $8,300 related to unvested restricted stock awards.

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

The differences between the Company’s estimated effective tax rates of 7.8% and (2.9)% for the three and six months ended June 30, 2021 and the U.S. federal statutory tax rate of 21% were due to a release of valuation allowance for the current year expected utilization

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

of net operating loss carryforwards (“NOLs”) and a stock compensation tax windfall, which were partially offset by permanent book to tax differences related to incentive stock options and officer compensation limitations.

As of December 31, 2020, the Company’s gross deferred tax asset was $40,538. The Company has recorded a valuation allowance of $22,348, resulting in a net deferred tax asset of $18,190, before deferred tax liabilities of $8,304. The Company has provided a valuation allowance against a portion of the deferred tax assets as of June 30, 2021 and December 31, 2020, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of NOLs for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

We divide our product offerings into four primary categories of climb, mountain, ski and sport.  Revenue by category as a percentage of total consolidated revenues is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Climb	30%	38%	28%	38%
Mountain	25%	22%	26%	27%
Ski	6%	7%	11%	14%
Sport	39%	33%	35%	21%

Financial information for our segments is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Sales to external customers:
Black Diamond
Domestic sales	$25,232	$11,740	$50,992	$34,428
International sales	19,660	8,462	45,696	31,569
Total Black Diamond	44,892	20,202	96,688	65,997
Sierra
Domestic sales	26,644	8,519	48,457	14,379
International sales	1,773	1,293	3,495	3,193
Total Sierra	28,417	9,812	51,952	17,572
Total sales to external customers	73,309	30,014	148,640	83,569
Segment operating income (loss):
Black Diamond	657	(4,000)	4,102	(2,326)
Sierra	10,017	2,346	15,979	3,818
Total segment operating income (loss)	10,674	(1,654)	20,081	1,492
Transaction costs	(649)	(180)	(1,125)	(430)
Corporate and other expenses	(7,818)	(1,797)	(11,200)	(4,332)
Interest expense, net	(212)	(257)	(450)	(568)
Income (loss) before income tax	$1,995	$(3,888)	$7,306	$(3,838)

There were no intercompany sales between the Black Diamond and Sierra segments for the periods presented.

Total assets by segment, as of June 30, 2021 and December 31, 2020, were as follows:

	June 30, 2021	December 31, 2020

Black Diamond	$143,118	$141,746
Sierra	133,069	113,430
Corporate	18,022	25,515
	$294,209	$280,691

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Capital expenditures:
Black Diamond	$580	$316	$1,272	$1,305
Sierra	1,298	403	1,953	716
Total capital expenditures	$1,878	$719	$3,225	$2,021
Depreciation:
Black Diamond	$694	$703	$1,407	$1,388
Sierra	655	445	1,298	877
Total depreciation	$1,349	$1,148	$2,705	$2,265
Amortization:
Black Diamond	$258	$269	$517	$545
Sierra	939	496	1,877	992
Total amortization	$1,197	$765	$2,394	$1,537

NOTE 16. SUBSEQUENT EVENTS

Rhino-Rack Acquisition

On May 30, 2021, Oscar Aluminium Pty Ltd (the “Buyer”), an indirect wholly-owned Australian subsidiary of the Company, entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) to acquire Rhino-Rack, a leading manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, and accessories. On July 1, 2021, the transactions contemplated by the Purchase Agreement were consummated. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of Rhino-Rack (the “Rhino-Rack Acquisition”).

Pursuant to the terms of the Purchase Agreement, by and among the Buyer, the Company, Cropley Nominees Pty Ltd (the “Seller”), Richard Cropley, Hugh Cropley and Oliver Cropley, the Buyer acquired Rhino-Rack for an aggregate purchase price of approximately $AUD 273,000 (approximately $205,000), subject to post-closing adjustment. The purchase price consideration was comprised of approximately $AUD 194,000 (approximately $145,000) cash and 2,315,121 shares of the Company’s common stock. The Purchase Agreement also provides for the payment to the Seller of additional consideration of approximately $AUD 10,000 (approximately $8,000) if certain future net sales thresholds are met. The shares of the Company’s common stock issued to the Seller are subject to a lock-up agreement restricting sales for 180 days from the closing of the Rhino-Rack Acquisition.

Based upon the timing of the Rhino-Rack Acquisition, the initial accounting is not yet complete as the Company gathers additional information related to the assets acquired and liabilities assumed. The Company is in the process of obtaining third-party valuations of certain intangible assets. The preliminary application of acquisition accounting to the assets acquired and liabilities assumed, as well as the results of operations of Rhino-Rack, will first be reflected in the Company's consolidated financial results as of and for the three and nine months ending September 30, 2021. The operating results of Rhino-Rack are expected to be included within a new segment called Rhino-Rack. Acquisition-related costs for the Rhino-Rack Acquisition, which were included in transaction costs during the three and six months ended June 30, 2021 were $777.

Additionally, on July 1, 2021, the Company recorded a liability in the amount of $1,750 owed to Kanders & Company, Inc. (“Kanders & Company”) in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the Rhino-Rack Acquisition.  Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors, is a member of the Board of Directors and sole stockholder of Kanders & Company.

Credit Agreement

In connection with, among other things, partially funding the Rhino-Rack Acquisition, on July 1, 2021, the Company and certain of its direct and indirect subsidiaries (each, a “Loan Party” and, collectively, the “Loan Parties”) entered into Amendment No. 3 (“Amendment No. 3”) to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019 and Amendment No. 2 dated November 12, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (collectively, the “Credit Agreement”).

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Credit Agreement as amended by Amendment No. 3 increased the aggregate amount of the term loan facility thereunder to $125,000 and increased the maximum amount of the revolving loan facility thereunder to $100,000. The term loan facility was fully borrowed at the closing of Amendment No. 3 on July 1, 2021 in connection with the Rhino-Rack Acquisition. The Credit Agreement continues to permit the Loan Parties, subject to certain requirements, to arrange with lenders for an aggregate of up to $50,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $275,000.

Amendment No. 3 provides for additional subsidiaries of the Company to guarantee and provide collateral for the loans under the Credit Agreement, including certain of its newly formed or newly acquired Australian subsidiaries in connection with the Rhino-Rack Acquisition. Amendment No. 3 also removed the previously agreed upon ability of the Company to issue debt securities that may be convertible into equity interests of the Company in an aggregate principal amount of up to $125,000 and also increased the maximum consolidated total leverage ratio permitted under the Credit Agreement to 4.25:1.00. Amendment No. 3 did not change the maturity date which remains May 3, 2024.

Additionally, on July 1, 2021, the Company recorded a liability in the amount of $250 owed to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating Amendment No. 3.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition by our Sierra segment, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers; the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Rhino-Rack acquisition as compared with expectations, including the impact of the acquisition on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”).

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. On July 30, 2021, the Company announced that its Board of Directors approved the payment on August 20, 2021 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on August 9, 2021.

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

We experienced a decline in retail demand within our Black Diamond segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability during this period. This continued during the six months ended June 30, 2021, although to a lesser extent, as certain countries began to ease restrictions. We expect a continued impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended June 30, 2021 Compared to Condensed Consolidated Three Months Ended June 30, 2020

The following presents a discussion of condensed consolidated operations for the three months ended June 30, 2021, compared with the condensed consolidated three months ended June 30, 2020.

	Three Months Ended
	June 30, 2021	June 30, 2020

Sales
Domestic sales	$51,876	$20,259
International sales	21,433	9,755
Total sales	73,309	30,014

Cost of goods sold	45,288	19,378
Gross profit	28,021	10,636

Operating expenses
Selling, general and administrative	20,704	14,493
Transaction costs	649	180

Total operating expenses	21,353	14,673

Operating income (loss)	6,668	(4,037)

Other (expense) income
Interest expense, net	(212)	(257)
Other, net	(4,461)	406

Total other (expense) income, net	(4,673)	149

Income (loss) before income tax	1,995	(3,888)
Income tax expense (benefit)	155	(1,145)
Net income (loss)	$1,840	$(2,743)

Sales

Consolidated sales increased $43,295, or 144.2%, to $73,309, during the three months ended June 30, 2021, compared to consolidated sales of $30,014 during the three months ended June 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $23,564. The remaining increase was driven by an increase in the quantity of new and existing sport products sold by Sierra of $6,936 and the inclusion of Barnes, which contributed $11,669. We experienced an increase in sales of $1,126 due to the weakening of the U.S. dollar against foreign currencies during the three months ended June 30, 2021, compared to the prior period.

Consolidated domestic sales increased $31,617, or 156.1%, to $51,876 during the three months ended June 30, 2021, compared to consolidated domestic sales of $20,259 during the three months ended June 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $13,492. The remaining increase was driven by the increase in the quantity of new and existing sport products sold by Sierra of $7,124 and the inclusion of Barnes, which contributed $11,001.

Consolidated international sales increased $11,678, or 119.7%, to $21,433 during the three months ended June 30, 2021, compared to consolidated international sales of $9,755 during the three months ended June 30, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing climb, mountain, and ski products of $10,072 and the inclusion of Barnes, which contributed $668. We experienced an increase in sales of $1,126 due to the weakening of the U.S. dollar against foreign currencies during the three months ended June 30, 2021 compared to the prior period. The increase was partially offset by a decrease in the quantity

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

of new and existing sport products sold by Sierra of $188.

Cost of Goods Sold

Consolidated cost of goods sold increased $25,910 or 133.7%, to $45,288 during the three months ended June 30, 2021, compared to consolidated cost of goods sold of $19,378 during the three months ended June 30, 2020. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $17,385 or 163.5%, to $28,021 during the three months ended June 30, 2021, compared to consolidated gross profit of $10,636 during the three months ended June 30, 2020. Consolidated gross margin was 38.2% during the three months ended June 30, 2021, compared to a consolidated gross margin of 35.4% during the three months ended June 30, 2020. Consolidated gross margin during the three months ended June 30, 2021, increased compared to the prior year due to a favorable product mix in higher margin products and the favorable impacts related to foreign currency. Gross margin also benefited from the inclusion of Barnes.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $6,211, or 42.9%, to $20,704 during the three months ended June 30, 2021, compared to consolidated selling, general and administrative expenses of $14,493 during the three months ended June 30, 2020. The increase in selling, general and administrative expenses is due to the inclusion of Barnes, which contributed $1,478, and an increase of stock compensation of $1,210 during the three months ended June 30, 2021 compared to the prior year. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, marketing, and warehousing and logistics, focused on supporting its strategic initiatives around expanding distribution, elevating brand awareness and being easier to do business with.

Transaction Costs

Consolidated transaction expense increased to $649 during the three months ended June 30, 2021, compared to consolidated transaction costs of $180 during the three months ended June 30, 2020, which consisted of expenses related to the Company’s various acquisition efforts.

Interest Expense, net

Consolidated interest expense, net during the three months ended June 30, 2021 remained relatively consistent with consolidated interest expense, net, during the three months ended June 30, 2020.

Other, net

Consolidated other, net expense changed by $4,867, or 1,198.8%, to $4,461 during the three months ended June 30, 2021, compared to consolidated other, net income of $406 during the three months ended June 30, 2020. The decrease in other, net, was primarily attributable to changes on mark-to-market adjustments on non-hedged foreign currency contracts, including contracts associated with the purchase price of Rhino Rack, and a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax increased $1,300, or 113.5%, to an expense of $155 during the three months ended June 30, 2021, compared to income tax benefit of $1,145 during the same period in 2020. Our effective income tax rate was an expense of 7.8% for the three months ended June 30, 2021, and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets. For the three months ended June 30, 2020, our effective income tax rate was a benefit of 29.4% and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Condensed Consolidated Six Months Ended June 30, 2021 Compared to Condensed Consolidated Six Months Ended June 30, 2020

The following presents a discussion of condensed consolidated operations for the six months ended June 30, 2021, compared with the condensed consolidated six months ended June 30, 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020

Sales
Domestic sales	$99,449	$48,807
International sales	49,191	34,762
Total sales	148,640	83,569

Cost of goods sold	93,569	54,421
Gross profit	55,071	29,148

Operating expenses
Selling, general and administrative	41,589	31,863
Transaction costs	1,125	430

Total operating expenses	42,714	32,293

Operating income (loss)	12,357	(3,145)

Other expense
Interest expense, net	(450)	(568)
Other, net	(4,601)	(125)

Total other expense, net	(5,051)	(693)

Income (loss) before income tax	7,306	(3,838)
Income tax benefit	(211)	(1,131)
Net income (loss)	$7,517	$(2,707)

Sales

Consolidated sales increased $65,071, or 77.9%, to $148,640, during the six months ended June 30, 2021, compared to consolidated sales of $83,569 during the six months ended June 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $28,418. The remaining increase in sales was driven by the increase in the quantity of new and existing sport products sold by Sierra of $14,226 and the inclusion of Barnes, which contributed $20,154. We experienced an increase in sales of $2,273 due to the weakening of the U.S. dollar against foreign currencies during the six months ended June 30, 2021, compared to the prior period.

Consolidated domestic sales increased $50,642, or 103.8%, to $99,449 during the six months ended June 30, 2021, compared to consolidated domestic sales of $48,807 during the six months ended June 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $16,564. The remaining increase was driven by the increase in the quantity of new and existing sport products sold by Sierra of $15,365 and the inclusion of Barnes, which contributed $18,713.

Consolidated international sales increased $14,429, or 41.5%, to $49,191 during the six months ended June 30, 2021, compared to consolidated international sales of $34,762 during the six months ended June 30, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing climb, mountain, and ski products of $11,854 and the inclusion of Barnes, which contributed $1,441. We experienced an increase in sales of $2,273 due to the weakening of the U.S. dollar against foreign currencies during the six months ended June 30, 2021 compared to the prior period. The increase was partially offset by a decrease in the quantity of new and existing sport products sold by Sierra of $1,139.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Cost of Goods Sold

Consolidated cost of goods sold increased $39,148 or 71.9%, to $93,569 during the six months ended June 30, 2021, compared to consolidated cost of goods sold of $54,421 during the six months ended June 30, 2020. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $25,923 or 88.9%, to $55,071 during the six months ended June 30, 2021, compared to consolidated gross profit of $29,148 during the six months ended June 30, 2020. Consolidated gross margin was 37.0% during the six months ended June 30, 2021, compared to a consolidated gross margin of 34.9% during the six months ended June 30, 2020. Consolidated gross margin during the six months ended June 30, 2021, increased compared to the prior year due to a favorable product mix in higher margin products and the favorable impacts related to foreign currency. Gross margin also benefited from the inclusion of Barnes; however, this benefit was offset by a decrease in gross margin of 0.2% due to the sale of Barnes inventory that was recorded at its fair value in purchase accounting during the year ended December 31, 2020.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $9,726, or 30.5%, to $41,589 during the six months ended June 30, 2021, compared to consolidated selling, general and administrative expenses of $31,863 during the six months ended June 30, 2020. The increase in selling, general and administrative expenses is due to the inclusion of Barnes, which contributed $3,330, and an increase of stock compensation of $2,121 during the six months ended June 30, 2021 compared to the prior year. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, marketing, and warehousing and logistics, focused on supporting its strategic initiatives around expanding distribution, elevating brand awareness and being easier to do business with.

Transaction Costs

Consolidated transaction expense increased to $1,125 during the six months ended June 30, 2021, compared to consolidated transaction costs of $430 during the six months ended June 30, 2020, which consisted of expenses related to the Company’s various acquisition efforts.

Interest Expense, net

Consolidated interest expense, net during the six months ended June 30, 2021 remained relatively consistent with consolidated interest expense, net, during the six months ended June 30, 2020.

Other, net

Consolidated other, net expense increased $4,476, or 3,580.8%, to $4,601 during the six months ended June 30, 2021, compared to consolidated other, net expense of $125 during the six months ended June 30, 2020. The decrease in other, net, was primarily attributable to changes on mark-to-market adjustments on non-hedged foreign currency contracts, including contracts associated with the purchase price of Rhino Rack. This decrease was partially offset by a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax benefit decreased $920, or 81.3%, to a benefit of $211 during the six months ended June 30, 2021, compared to income tax benefit of $1,131 during the same period in 2020. Our effective income tax rate was a benefit of 2.9% for the six months ended June 30, 2021, and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and a discrete charge recorded during the period. For the six months ended June 30, 2020, our effective income tax rate was a benefit of 29.5% and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Liquidity and Capital Resources

Condensed Consolidated Six Months Ended June 30, 2021 Compared to Condensed Consolidated Six Months Ended June 30, 2020

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $49,900 available to borrow at June 30, 2021. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending.

Further, subsequent to the balance sheet date, the Company and certain of its direct and indirect subsidiaries (each, a “Loan Party” and, collectively, the “Loan Parties”) entered into Amendment No. 3 (“Amendment No. 3”) to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019 and Amendment No. 2 dated November 12, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (collectively, the “Credit Agreement”). The Credit Agreement increased the aggregate amount of the term loan facility thereunder to $125,000 and increased the maximum amount of the revolving loan facility thereunder to $100,000. The term loan facility was fully borrowed at the closing of Amendment No. 3 on July 1, 2021. The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 beginning September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. Amendment No. 3 also removed the previously agreed upon ability of the Company to issue debt securities that may be convertible into equity interests of the Company in an aggregate principal amount of up to $125,000 and also increased the maximum consolidated total leverage ratio permitted under the Credit Agreement to 4.25:1.00.

At June 30, 2021, we had total cash of $6,782, compared to a cash balance of $17,789 at December 31, 2020, which was substantially controlled by the Company’s U.S. entities. At June 30, 2021, the Company had $1,949 of the $6,782 in cash held by foreign entities, of which $399 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2021 compared with the condensed consolidated six months ended June 30, 2020.

	Six Months Ended
	June 30, 2021	June 30, 2020

Net cash provided by operating activities	$362	$14,442
Net cash used in investing activities	(3,200)	(2,018)
Net cash (used in) provided by financing activities	(8,031)	7,397
Effect of foreign exchange rates on cash	(138)	14
Change in cash	(11,007)	19,835
Cash, beginning of year	17,789	1,703
Cash, end of period	$6,782	$21,538

Net Cash From Operating Activities

Consolidated net cash provided by operating activities was $362 during the six months ended June 30, 2021, compared to consolidated net cash provided by operating activities of $14,442 during the six months ended June 30, 2020. The decrease in net cash provided by operating activities during 2021 is primarily due to an increase in net operating assets, or non-cash working capital, of $28,428, partially offset by an increase in net income during the six months ended June 30, 2021, compared to the same period in 2020.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Free cash flow, defined as net cash provided by operating activities less capital expenditures, of ($2,863) was used during the six months ended June 30, 2021 compared to $12,421 generated during the same period in 2020. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2021	June 30, 2020

Net cash provided by operating activities	$362	$14,442
Purchase of property and equipment	(3,225)	(2,021)
Free cash flow	$(2,863)	$12,421

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $3,200 during the six months ended June 30, 2021, compared to $2,018 during the six months ended June 30, 2020. The increase in cash used during the six months ended June 30, 2021 is due to an increase in purchases of property and equipment, compared to the same period in 2020.

Net Cash From Financing Activities

Consolidated net cash used in financing activities was $8,031 during the six months ended June 30, 2021, compared to net cash provided of $7,397 during the six months ended June 30, 2020. The increase in cash used during the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to the net repayments to the revolving line of credit and repayments of the term loan. Cash provided by financing activities during the six months ended June 30, 2020 was primarily due to the proceeds of $20,000 borrowed under the term loan offset by net repayment to the revolving line of credit.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of June 30, 2021.

As of June 31, 2021, the Company had drawn approximately $10,112 of the $60,000 revolving loan commitment that was available for borrowing under the Credit Agreement, and $16,000 outstanding under the term loan commitment. As of June 30, 2021, the interest rate for each loan was 1.6250%. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. The Company is required to repay the term loan through quarterly payments of $1,000 each beginning with September 30, 2020, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Executive Vice President/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2021, were effective.

The Company acquired certain assets and liabilities constituting the Barnes business (“Barnes”) on October 2, 2020. Management excluded Barnes from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2021. Barnes’ financial statements constitute 16% of total assets and 14% of total sales of the condensed consolidated financial statement amounts as of and for the six months ended June 30, 2021.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Except as described above, there has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
2.1

Share Sale and Purchase Agreement dated as of May 30, 2021, by and among Oscar Aluminium Pty Ltd, Clarus Corporation, Cropley Nominees Pty Ltd, Richard Cropley, Hugh Cropley and Oliver Cropley (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 4, 2021, and is incorporated herein by reference).

10.1

Amendment No. 3 dated as of July 1, 2021, to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019, and Amendment No. 2 dated November 12, 2020, by and among Clarus Corporation, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, and Black Diamond Retail – Wyoming, LLC, as borrowers, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent,  U.S. Bank National Association, as syndication agent, Regions Bank and Bank of America, N.A., as co-documentation agents, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 8, 2021, and is incorporated herein by reference).

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

CLARUS CORPORATION
Date: August 2, 2021	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 2, 2021	By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)