Form 10-Q
period 2021-09-30
Clarus Corp
filed 2021-11-08
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2021

or

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

As of November 3, 2021, there were 36,987,552 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash	$10,170	$17,789
Accounts receivable, less allowance for credit losses and
doubtful accounts of $709 and $1,433, respectively	68,045	50,475
Inventories	118,706	68,356
Prepaid and other current assets	13,478	5,385
Income tax receivable	285	117
Total current assets	210,684	142,122

Property and equipment, net	32,444	26,956
Other intangible assets, net	62,672	19,416
Indefinite-lived intangible assets	116,997	47,523
Goodwill	108,174	26,715
Deferred income taxes	17,156	11,113
Other long-term assets	23,616	6,846
Total assets	$571,743	$280,691

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities	$54,389	$34,665
Income tax payable	4,250	956
Current portion of long-term debt	8,990	4,000
Total current liabilities	67,629	39,621

Long-term debt	181,042	30,621
Deferred income taxes	35,025	1,227
Other long-term liabilities	19,450	4,628
Total liabilities	303,146	76,097

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
37,811 and 35,198 issued and 33,800 and 31,228 outstanding, respectively	4	4
Additional paid in capital	577,378	513,979
Accumulated deficit	(276,463)	(286,100)
Treasury stock, at cost	(24,440)	(23,789)
Accumulated other comprehensive (loss) income	(7,882)	500
Total stockholders' equity	268,597	204,594
Total liabilities and stockholders' equity	$571,743	$280,691

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2021	September 30, 2020

Sales
Domestic sales	$61,259	$34,686
International sales	47,712	29,805
Total sales	108,971	64,491

Cost of goods sold	69,792	42,822
Gross profit	39,179	21,669

Operating expenses
Selling, general and administrative	31,314	18,674
Transaction costs	8,147	1,440

Total operating expenses	39,461	20,114

Operating (loss) income	(282)	1,555

Other (expense) income
Interest expense, net	(1,476)	(232)
Other, net	338	449

Total other (expense) income, net	(1,138)	217

(Loss) income before income tax	(1,420)	1,772
Income tax (benefit) expense	(5,950)	589
Net income	4,530	1,183

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(8,933)	807
Unrealized gain (loss) on hedging activities	268	(600)
Other comprehensive (loss) income	(8,665)	207
Comprehensive (loss) income	$(4,135)	$1,390

Net income per share:
Basic	$0.13	$0.04
Diluted	0.13	0.04

Weighted average shares outstanding:
Basic	33,800	29,983
Diluted	36,164	30,986

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2021	September 30, 2020

Sales
Domestic sales	$160,708	$83,493
International sales	96,903	64,567
Total sales	257,611	148,060

Cost of goods sold	163,361	97,243
Gross profit	94,250	50,817

Operating expenses
Selling, general and administrative	72,903	50,537
Transaction costs	9,272	1,870

Total operating expenses	82,175	52,407

Operating income (loss)	12,075	(1,590)

Other expense
Interest expense, net	(1,926)	(800)
Other, net	(4,263)	324

Total other expense, net	(6,189)	(476)

Income (loss) before income tax	5,886	(2,066)
Income tax benefit	(6,161)	(542)
Net income (loss)	12,047	(1,524)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(9,654)	773
Unrealized gain (loss) on hedging activities	1,272	(336)
Other comprehensive (loss) income	(8,382)	437
Comprehensive income (loss)	$3,665	$(1,087)

Net income (loss) per share:
Basic	$0.37	$(0.05)
Diluted	0.35	(0.05)

Weighted average shares outstanding:
Basic	32,159	29,854
Diluted	34,044	29,854

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash Flows From Operating Activities:
Net income (loss)	$12,047	$(1,524)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	4,336	3,405
Amortization of other intangible assets	5,971	2,290
Amortization of debt issuance costs	335	230
Gain on disposition of property and equipment	(2)	32
Noncash lease expense	1,507	563
Stock-based compensation	6,414	5,433
Deferred income taxes	(7,006)	(885)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(13,079)	(541)
Inventories	(25,181)	9,477
Prepaid and other assets	(5,912)	(971)
Accounts payable and accrued liabilities	3,558	3,530
Income taxes	(89)	9
Net cash (used in) provided by operating activities	(17,101)	21,048

Cash Flows From Investing Activities:
Purchase of business, net of cash received	(135,627)	-
Deposit for business acquisition	-	(30,500)
Proceeds from disposition of property and equipment	25	327
Purchases of property and equipment	(5,579)	(3,606)
Net cash used in investing activities	(141,181)	(33,779)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	87,703	49,265
Repayments on revolving credit facilities	(37,871)	(50,014)
Repayments on term notes	(5,814)	(1,000)
Proceeds from issuance of term notes	109,154	20,000
Payment of debt issuance costs	(722)	(44)
Purchase of treasury stock	(651)	(1,520)
Proceeds from exercise of stock options	1,652	862
Cash dividends paid	(2,410)	(744)
Proceeds from the sale of common stock	-	11,476
Common stock issuance costs	-	(325)
Net cash provided by financing activities	151,041	27,956

Effect of foreign exchange rates on cash	(378)	99

Change in cash	(7,619)	15,324
Cash, beginning of year	17,789	1,703
Cash, end of period	$10,170	$17,027

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$353	$418
Cash paid for interest	$1,389	$624
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for business acquisition	$55,333	$-
Contingent consideration for business acquisition	$3,564	$-
Property and equipment purchased with accounts payable	$57	$286
Lease liabilities arising from obtaining right of use assets	$6,421	$499
Unpaid debt issuance costs	$270	$150
Stock dividends	$-	$1,533

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	36	-	-	-	36
Other comprehensive income	-	-	-	-	-	-	412	412
Cash dividends ($0.025 per share)	-	-	-	(744)	-	-	-	(744)
Stock-based compensation expense	-	-	613	-	-	-	-	613
Balance, March 31, 2020	33,615	$3	$492,966	$(289,300)	(3,855)	$(22,269)	$109	$181,509
Net loss	-	-	-	(2,743)	-	-	-	(2,743)
Other comprehensive loss	-	-	-	-	-	-	(182)	(182)
Stock dividends ($0.025 per share)	70	-	714	(714)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(14)	(137)	-	(137)
Stock-based compensation expense	-	-	616	-	-	-	-	616
Proceeds from exercise of options	72	-	497	-	-	-	-	497
Balance, June 30, 2020	33,757	$3	$494,793	$(292,757)	(3,869)	$(22,406)	$(73)	$179,560
Net income	-	-	-	1,183	-	-	-	1,183
Other comprehensive income	-	-	-	-	-	-	207	207
Stock dividends ($0.025 per share)	63	-	819	(819)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(101)	(1,383)	-	(1,383)
Stock-based compensation expense	244	-	4,204	-	-	-	-	4,204
Proceeds from exercise of options	57	-	365	-	-	-	-	365
Issuance of common stock, net of issuance costs	900	1	11,150	-	-	-	-	11,151
Balance, September 30, 2020	35,021	$4	$511,331	$(292,393)	(3,970)	$(23,789)	$134	$195,287

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	5,677	-	-	-	5,677
Other comprehensive loss	-	-	-	-	-	-	(120)	(120)
Cash dividends ($0.025 per share)	-	-	-	(783)	-	-	-	(783)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Stock-based compensation expense	-	-	1,524	-	-	-	-	1,524
Proceeds from exercise of options	127	-	246	-	-	-	-	246
Balance, March 31, 2021	35,325	$4	$515,749	$(281,206)	(4,011)	$(24,440)	$380	$210,487
Net income	-	-	-	1,840	-	-	-	1,840
Other comprehensive income	-	-	-	-	-	-	403	403
Cash dividends ($0.025 per share)	-	-	-	(782)	-	-	-	(782)
Stock-based compensation expense	-	-	1,826	-	-	-	-	1,826
Proceeds from exercise of options	171	-	1,406	-	-	-	-	1,406
Balance, June 30, 2021	35,496	$4	$518,981	$(280,148)	(4,011)	$(24,440)	$783	$215,180
Net income	-	-	-	4,530	-	-	-	4,530
Other comprehensive income	-	-	-	-	-	-	(8,665)	(8,665)
Cash dividends ($0.025 per share)	-	-	-	(845)	-	-	-	(845)
Stock-based compensation expense	-	-	3,064	-	-	-	-	3,064
Shares issued in business acquisition	2,315	-	55,333	-	-	-	-	55,333
Balance, September 30, 2021	37,811	$4	$577,378	$(276,463)	(4,011)	$(24,440)	$(7,882)	$268,597

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2021 and December 31, 2020 and for the three and nine months ended September 30, 2021 and 2020, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be obtained for the year ending December 31, 2021. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2021.

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

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”).

Nature of Business

Headquartered in Salt Lake City, Utah, we are a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor and consumer enthusiast markets. Our mission is to identify, acquire and grow outdoor “super fan” brands through our unique “innovate and accelerate” strategy. We define a “super fan” brand as a brand that creates the world’s pre-eminent, performance-defining product that the best-in-class user cannot live without. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Sierra®, Barnes® and Rhino-Rack® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra and Barnes brands, we manufacture a wide range of high-performance bullets and ammunition for both rifles and pistols that are used for precision target shooting, hunting and military and law enforcement purposes. Rhino-Rack is a leading manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers and accessories with leading market share in Australia and New Zealand and a growing presence in the United States.

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

NOTE 2. ACQUISITIONS

Rhino-Rack

On May 30, 2021, Clarus, through Oscar Aluminium Pty Ltd (the “Buyer”), an indirect wholly-owned Australian subsidiary of the Company, entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) to acquire Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On July 1, 2021, the transactions contemplated by the Purchase Agreement were consummated. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of Rhino-Rack (the “Rhino-Rack Acquisition”).

Under the terms of the Purchase Agreement, the Buyer acquired Rhino-Rack for an aggregate purchase price of approximately $AUD 269,097 (approximately $202,038), subject to a post-closing adjustment. The purchase price was comprised of approximately $AUD 190,650 (approximately $143,140) cash, 2,315,121 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The shares of the Company’s common stock issued are subject to a lock-up agreement restricting sales for 180 days from the closing of the Acquisition. The Purchase Agreement also provides for the payment of additional contingent consideration up to approximately $AUD 10,000 (approximately $7,508) if certain future net sales thresholds are met (the “Contingent Consideration”). The Company estimated the fair value of the Contingent Consideration to be approximately $AUD 4,747 (approximately $3,565).

The acquisition was accounted for as a business combination. Acquisition-related costs for the Rhino-Rack Acquisition, which were included in transaction costs during the three and nine months ended September 30, 2021 were $7,866 and $8,643, respectively. The Company believes the acquisition of Rhino-Rack is expected to provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

Barnes

On September 30, 2020, Sierra entered into an Asset Purchase Agreement (the “Barnes Asset Purchase Agreement”) to acquire certain assets and assume certain liabilities constituting the Barnes business (“Barnes”). Pursuant to the Barnes Asset Purchase Agreement, the purchase price to be paid for Barnes is $30,500. On October 2, 2020, Sierra completed the acquisition of Barnes. The acquisition was accounted for as a business combination.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for Rhino-Rack are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the Rhino-Rack Acquisition are subject to change and the final purchase price allocation could be different from the amounts presented below. We expect to finalize the valuation as soon as practicable, but not later than one year from the date of the Rhino-Rack Acquisition. The fair value measurements for the acquisition of Barnes have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for Rhino-Rack is included in the Rhino-Rack segment and goodwill for Barnes is included in the Sierra segment. The goodwill consists largely of the synergies expected from combining operations of both acquisitions.

	Rhino-Rack		Barnes
	July 1, 2021		October 2, 2020
	Number of Shares	Estimated Fair Value	Estimated Fair Value

Cash paid	-	$143,140	$30,500

Issuance of shares of Clarus Corporation	2,315	55,333	-

Contingent consideration	-	3,565	-

Total purchase consideration	2,315	$202,038	$30,500

Assets acquired and liabilities assumed
Assets
Cash		$7,513	$2
Accounts receivable, net		10,769	-
Inventories		27,046	4,535
Prepaid and other current assets		644	612
Property and equipment		4,619	4,036
Other intangible assets		51,500	7,500
Indefinite-lived intangible assets		72,800	5,600
Goodwill		85,127	8,625
Other long-term assets		11,796	4,355
Total assets		271,814	35,265

Liabilities
Accounts payable and accrued liabilities		16,572	842
Income tax payable		3,413	-
Current portion of long-term debt		607	-
Long-term debt		2,107	-
Deferred income taxes		35,781	-
Other long-term liabilities		11,296	3,923
Total liabilities		69,776	4,765

Net Book Value Acquired		$202,038	$30,500

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the acquisitions, the Company acquired exclusive rights to Rhino-Rack’s and Barnes’ trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	Rhino-Rack		Barnes
		Average		Average
	Gross	Useful Life	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$36,500	11.5 years	$5,700	10.0 years
Product technologies	15,000	10.0 years	1,800	10.0 years
Intangibles not subject to amortization
Trademarks	72,800	N/A	5,600	N/A
	$124,300	11.1 years	$13,100	10.0 years

Although the Company is electing to treat the acquisition of Rhino-Rack as a purchase of assets for tax purposes, from an income tax perspective, there is no tax deduction provided for intangibles in Australia. As a result, deferred tax liabilities have been set up for the finite and indefinite-lived assets. From a capital base perspective, deferred tax assets established through purchase accounting have been fully offset by a corresponding valuation allowance. Furthermore, the full amount of goodwill of $85,127 is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and the Rhino-Rack sellers prior to the acquisition. Rhino-Rack revenue and operating income are included in the Rhino-Rack segment. Total revenue of $19,625 and net income of $5,453 of Rhino-Rack were included in the Company’s condensed consolidated statements of comprehensive income (loss) from the date of acquisition to September 30, 2021.

The acquisition of Barnes is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Barnes is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $8,625 is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and the Barnes sellers prior to the acquisition. Barnes revenue and operating income were included in the Sierra segment.

The following unaudited pro forma results are based on the individual historical results of the Company, Rhino-Rack and Barnes, with adjustments to give effect as if the acquisitions and borrowings used to finance the acquisitions had occurred on January 1, 2020 for Rhino-Rack and January 1, 2019 for Barnes, after giving effect to certain adjustments, including the amortization of intangible assets, depreciation of fixed assets, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales	$108,971	$93,259	$308,142	$213,076
Net income	$15,739	$3,938	$25,258	$832
Net income per share - basic	$0.47	$0.13	$0.79	$0.03
Net income per share - diluted	$0.44	$0.13	$0.74	$0.03

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2020 for Rhino-Rack or January 1, 2019 for Barnes. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020
Finished goods	$78,601	$50,132
Work-in-process	9,168	6,429
Raw materials and supplies	30,937	11,795
	$118,706	$68,356

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020

Land	$3,160	$3,160
Building and improvements	7,650	7,324
Furniture and fixtures	6,183	5,715
Computer hardware and software	7,266	5,707
Machinery and equipment	31,603	26,848
Construction in progress	5,495	3,042
	61,357	51,796
Less accumulated depreciation	(28,913)	(24,840)
	$32,444	$26,956

Depreciation expense for the three months ended September 30, 2021 and 2020 was $1,631 and $1,140, respectively, and for the nine months ended September 30, 2021 and 2020 was $4,336 and $3,405, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Black Diamond	Sierra	Rhino-Rack	Total

Balance at December 31, 2020	$-	$26,715	$-	$26,715

Increase due to acquisition of Rhino-Rack	-	-	85,127	85,127
Impact of foreign currency exchange rates	-	-	(3,668)	(3,668)

Balance at September 30, 2021	$-	$26,715	$81,459	$108,174

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2020	$47,523

Increase due to acquisition of Rhino-Rack	72,800
Impact of foreign currency exchange rates	(3,326)

Balance at September 30, 2021	$116,997

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2020	$40,840

Increase due to acquisition of Rhino-Rack	51,500
Impact of foreign currency exchange rates	(2,492)

Gross balance at September 30, 2021	$89,848

Other intangible assets, net of amortization as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$66,705	$(21,036)	$45,669	12.8 years
Product technologies	20,933	(4,540)	16,393	10.4 years
Tradename / trademark	1,263	(653)	610	9.4 years
Core technologies	947	(947)	-	10.0 years
	$89,848	$(27,176)	$62,672	12.2 years

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$31,930	$(16,783)	$15,147	14.2 years
Product technologies	6,700	(3,151)	3,549	11.5 years
Tradename / trademark	1,263	(543)	720	9.4 years
Core technologies	947	(947)	-	10.0 years
	$40,840	$(21,424)	$19,416	13.5 years

Amortization expense for the three months ended September 30, 2021 and 2020 was $3,577 and $753, respectively, and for the nine months ended September 30, 2021 and 2020 was $5,971 and $2,290, respectively. Future amortization expense for other intangible assets as of September 30, 2021 is as follows:

Years Ending December 31,	Amortization Expense
2021 (excluding the nine months ended September 30, 2021)	$3,529
2022	12,729
2023	11,148
2024	9,731
2025	8,035
Thereafter	17,500
$62,672

NOTE 6. LONG-TERM DEBT

Long-term debt as of September 30, 2021 and December 31, 2020, was as follows:

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020

Revolving credit facility (a)	$65,412	$15,579
Other debt (b)	1,525	1,042
Term note (c)	123,437	18,000
Debt issuance costs	(342)	-
	190,032	34,621
Less current portion	(8,990)	(4,000)
	$181,042	$30,621

(a)As of September 30, 2021, the Company had drawn $65,412 on the $100,000 revolving commitment that was available under the credit agreement, as amended, with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of September 30, 2021 and December 31, 2020, the rate was 1.6250% and 2.0625%, respectively.

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

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of September 30, 2021.

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between October 16, 2021 and July 27, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of September 30, 2021, the interest rates ranged between 1.3387% and 5.1651% and as of December 31, 2020 was 1.3387%. The credit facilities are secured by certain assets of the foreign subsidiaries.

(c)Under the Credit Agreement, the Company had access to a term loan facility that was available for drawdown until May 3, 2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility. On July 1, 2021, under Amendment No. 3, the aggregate amount of the term loan facility was increased to $125,000 and the term loan was fully borrowed at the closing of Amendment No. 3. The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 each beginning with September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of September 30, 2021 and December 31, 2020, the rate was 1.6250% and 2.0625%, respectively. As part of the Rhino-Rack Acquisition, the Company assumed certain current and long-term debt of approximately $2,252 which was settled during the three months ended September 30, 2021.

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

During the nine months ending September 30, 2021, the Company held currency forward contracts to mitigate currency fluctuations related to the estimated cash purchase price of Rhino-Rack totaling AUD 193,650 with a maturity date of July 1, 2021. These contracts were not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the three and nine months ended September 30, 2021, gains (losses) of $232 and $(4,281) were recorded in other, net expense, respectively.

At September 30, 2021, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At September 30, 2021, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $639 on all contracts at September 30, 2021. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of September 30, 2021 and December 31, 2020:

September 30, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$9,224	August 2022
Foreign exchange contracts - Euros	€ 16,512	August 2022

December 31, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,587	February 2022
Foreign exchange contracts - Euros	€ 24,481	February 2022

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $201 and $(376) were reclassified to sales during the three months ended September 30, 2021 and 2020, respectively, and $(542) and $206 were reclassified to sales during the nine months ended September 30, 2021 and 2020, respectively.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2021 and December 31, 2020:

	Classification	September 30, 2021	December 31, 2020

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$721	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accounts payable and accrued liabilities	$82	$1,539
Designated forward exchange contracts	Other long-term liabilities	$-	$90

NOTE 8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2021	$759	$24	$783
Other comprehensive (loss) income before reclassifications	(8,933)	422	(8,511)
Amounts reclassified from other comprehensive income	-	(154)	(154)
Net current period other comprehensive (loss) income	(8,933)	268	(8,665)
Balance as of September 30, 2021	$(8,174)	$292	$(7,882)

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2020	$(320)	$247	$(73)
Other comprehensive income (loss) before reclassifications	807	(886)	(79)
Amounts reclassified from other comprehensive loss	-	286	286
Net current period other comprehensive income (loss)	807	(600)	207
Balance as of September 30, 2020	$487	$(353)	$134

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive (loss) income before reclassifications	(9,654)	857	(8,797)
Amounts reclassified from other comprehensive income	-	415	415
Net current period other comprehensive (loss) income	(9,654)	1,272	(8,382)
Balance as of September 30, 2021	$(8,174)	$292	$(7,882)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2020:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive income (loss) before reclassifications	773	(180)	593
Amounts reclassified from other comprehensive loss	-	(156)	(156)
Net current period other comprehensive income (loss)	773	(336)	437
Balance as of September 30, 2020	$487	$(353)	$134

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2021 and 2020, were as follows:

	Gains (losses) reclassified from AOCI to the Consolidated Statements of Comprehensive Income (Loss)
Affected line item in the Consolidated	Three Months Ended		Nine Months Ended
Statements of Comprehensive Income (Loss)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Foreign exchange contracts:
Sales	$201	$(376)	$(542)	$206
Less: Income tax expense (benefit)	47	(90)	(127)	50
Amount reclassified, net of tax	$154	$(286)	$(415)	$156

Total reclassifications from AOCI	$154	$(286)	$(415)	$156

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$721	$-	$721
	$-	$721	$-	$721

Liabilities
Designated forward exchange contracts	$-	$82	$-	$82
Contingent consideration liability	-	-	3,410	3,410
	$-	$82	$3,410	$3,492

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$1,629	$-	$1,629
	$-	$1,629	$-	$1,629

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2021 and December 31, 2020.

As part of the Rhino-Rack Acquisition, the Purchase Agreement provided for the payment of Contingent Consideration of approximately $7,508 if certain future net sales thresholds are met through June 30, 2022. Using a series of call options, the Company estimated the fair value of the Contingent Consideration to be approximately $3,565 as of July 1, 2021. Significant unobservable inputs used in the valuation include a discount rate of 4.8%. The Contingent Consideration liability is remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized within operating income (loss) in the accompanying condensed consolidated statements of comprehensive income (loss) for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements. There were no impacts to operating income (loss) for the three and nine months ended September 30, 2021 related to the remeasurement of the Contingent Consideration liability as there were no significant changes to the fair value. The Contingent Consideration liability changed due to the effect of foreign exchange by $155 resulting in an ending balance as of September 30, 2021 of $3,410 which is recorded in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets.

As the Contingent Consideration liability is remeasured to fair value each reporting period, significant increases or decreases in projected revenue, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the Contingent Consideration liability could change in future periods based up our ongoing evaluation of these significant unobservable inputs. Any such change will be recorded to operating income (loss) in our consolidated statements of income (loss).

NOTE 10. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. On October 29, 2021, the Company announced that its Board of Directors approved the payment on November 19, 2021 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 8, 2021.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Weighted average shares outstanding - basic	33,800	29,983	32,159	29,854
Effect of dilutive stock awards	2,364	1,003	1,885	-
Weighted average shares outstanding - diluted	36,164	30,986	34,044	29,854

Net income (loss) per share:
Basic	$0.13	$0.04	$0.37	$(0.05)
Diluted	0.13	0.04	0.35	(0.05)

For the three months ended September 30, 2021 and 2020, equity awards of 1,000 and 927, respectively, and for the nine months ended September 30, 2021 and 2020, equity awards of 1,011 and 4,384, respectively, were excluded from the calculation of earnings (loss) per share for these periods as they were anti-dilutive.

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

Options Granted:

During the nine months ended September 30, 2021, the Company issued stock options for an aggregate of 500 shares under the 2015 Plan to directors and employees of the Company. The options issued during the nine months ended September 30, 2021 generally vest and become exercisable over a period of one to three years and expire ten years from the date of the grant.

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

The grant date fair value of the stock options granted during the nine months ended September 30, 2021 was $3,239, which will be recognized over the vesting period of the options.

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

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2021 and 2020 was $3,064 and $4,204, respectively, and for the nine months ended September 30, 2021 and 2020 was $6,414 and $5,433, respectively. For the three and nine months ended September 30, 2021 and 2020, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2021, there were 2,014 unvested stock options and unrecognized compensation cost of $7,384 related to unvested stock options, as well as 1,000 unvested restricted stock awards and unrecognized compensation costs of $6,359 related to unvested restricted stock awards.

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

NOTE 14. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations have statutory tax rates of approximately 25% in Austria, 28% in New Zealand, and 30% in Australia.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The differences between the Company’s estimated effective tax rates of (419.0)% and (104.7)% for the three and nine months ended September 30, 2021 and the U.S. federal statutory tax rate of 21% were due to a release of valuation allowance of net operating loss carryforwards (“NOLs”), which was partially offset by permanent book to tax differences related to incentive stock options and officer compensation limitations.

As of December 31, 2020, the Company’s gross deferred tax asset was $40,538. The Company has recorded a valuation allowance of $22,348, resulting in a net deferred tax asset of $18,190, before deferred tax liabilities of $8,304. The Company has provided a valuation allowance against a portion of the deferred tax assets as of September 30, 2021 and December 31, 2020, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of NOLs for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended. During the three months ended September 30, 2021, the Company filed a change in accounting method which increased taxable income and the ability to utilize NOLs. As a result, an additional valuation allowance of $6,003 was released increasing the income tax benefit for the three and nine months ended September 30, 2021. This method change resulted in decreasing the NOLs available to offset taxable income as of December 31, 2020 by $10,317.

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

NOTE 15. SEGMENT INFORMATION

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

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

•Our Rhino-Rack segment, which includes Rhino-Rack, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers and accessories in Australia and New Zealand and a growing presence in the United States.

As noted above, the Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain, sport and adventure product categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the terms and nature of revenue recognition policy is similar for all segments. The sport product category represents the Sierra segment revenue and the adventure product category represents the Rhino-Rack segment revenue.

We divide our product offerings into five primary categories of climb, mountain, ski, sport and adventure.  Revenue by category as a percentage of total consolidated revenues is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Climb	19%	27%	25%	33%
Mountain	23%	33%	24%	30%
Ski	12%	17%	11%	15%
Sport	28%	23%	32%	22%
Adventure	18%	-%	8%	-%

Financial information for our segments is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales to external customers:
Black Diamond
Domestic sales	$26,773	$21,953	$77,765	$56,381
International sales	32,256	27,411	77,952	58,980
Total Black Diamond	59,029	49,364	155,717	115,361
Sierra
Domestic sales	27,363	12,733	75,820	27,112
International sales	2,954	2,394	6,449	5,587
Total Sierra	30,317	15,127	82,269	32,699
Rhino-Rack
Domestic sales	7,123	-	7,123	-
International sales	12,502	-	12,502	-
Total Rhino-Rack	19,625	-	19,625	-
Total sales to external customers	108,971	64,491	257,611	148,060
Segment operating income:
Black Diamond	5,939	4,035	10,041	1,709
Sierra	10,441	4,393	26,420	8,211
Rhino-Rack	(3,014)	-	(3,014)	-
Total segment operating income	13,366	8,428	33,447	9,920
Transaction costs	(8,147)	(1,440)	(9,272)	(1,870)
Corporate and other expenses	(5,163)	(4,984)	(16,363)	(9,316)
Interest expense, net	(1,476)	(232)	(1,926)	(800)
(Loss) income before income tax	$(1,420)	$1,772	$5,886	$(2,066)

There were no intercompany sales between the Black Diamond, Sierra and Rhino-Rack segments for the periods presented.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Total assets by segment, as of September 30, 2021 and December 31, 2020, were as follows:

	September 30, 2021	December 31, 2020

Black Diamond	$157,163	$141,746
Sierra	136,509	113,430
Rhino-Rack	254,585	-
Corporate	23,486	25,515
	$571,743	$280,691

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Capital expenditures:
Black Diamond	$819	$583	$2,091	$1,888
Sierra	957	1,002	2,910	1,718
Rhino-Rack	578	-	578	-
Total capital expenditures	$2,354	$1,585	$5,579	$3,606
Depreciation:
Black Diamond	$727	$685	$2,134	$2,073
Sierra	669	455	1,967	1,332
Rhino-Rack	235	-	235	-
Total depreciation	$1,631	$1,140	$4,336	$3,405
Amortization:
Black Diamond	$259	$258	$776	$803
Sierra	938	495	2,815	1,487
Rhino-Rack	2,380	-	2,380	-
Total amortization	$3,577	$753	$5,971	$2,290

NOTE 16. RELATED PARTY TRANSACTIONS

As part of the Rhino-Rack Acquisition, on July 1, 2021, the Company recorded a liability in the amount of $1,750 owed to Kanders & Company, Inc. (“Kanders & Company”) in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the Rhino-Rack Acquisition. This amount was paid during the three months ended September 30, 2021.  Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors, is a member of the Board of Directors and sole stockholder of Kanders & Company.

Additionally, at closing of Amendment No. 3 on July 1, 2021, the Company recorded a liability in the amount of $250 owed to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating Amendment No. 3. This amount was paid during the three months ended September 30, 2021.

During the three months ended September 30, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Purchase Agreement, the Company sold its common stock in a registered direct offering (the “Offering”). Upon the Company’s closing of the Offering, the Company paid a fee in the amount of $250 to Kanders & Company, which were deducted from the net proceeds, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the Offering.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 17. SUBSEQUENT EVENTS

Public Offering of Common Stock

On October 26, 2021, the Company entered into an underwriting agreement with BofA Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), relating to the public offer and sale of 2,750 shares of the Company’s common stock at a price to the public of $27.00 per share. The Underwriters received an underwriting discount of 6%, or $1.62 per share, in connection with the sale of the shares of Common Stock in the offering. In addition, the Company granted the Underwriters a 30-day option to purchase up to 413 additional shares of common stock on the same terms and conditions. On October 29, 2021, the Underwriters exercised that option in full. The net proceeds to the Company from the offering, including the Underwriters’ exercise of their 30-day option but before expenses and after deducting the applicable underwriting discounts and commissions, were approximately $80,264.

The Company intends to use a portion of the net proceeds of the offering for the repayment in full of approximately $65,000 in aggregate principal amount under the revolving loan facility available pursuant to the Credit Agreement and the remaining portion of the net proceeds from the offering for general corporate purposes, including capital expenditures and potential acquisitions.

The closing of the offering of 2,750 shares of common stock occurred on October 29, 2021, and the closing of the Underwriters’ 30-day option to purchase 413 shares of common stock occurred on November 2, 2021.

On October 29, 2021, the Company recorded a liability in the amount of $500 owed to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the offering.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital, and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers; the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Rhino-Rack acquisition as compared with expectations, including the impact of the acquisition on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

Overview

Headquartered in Salt Lake City, Utah, we are a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor and consumer enthusiast markets. Our mission is to identify, acquire and grow outdoor “super fan” brands through our unique “innovate and accelerate” strategy. We define a “super fan” brand as a brand that creates the world’s pre-eminent, performance-defining product that the best-in-class user cannot live without. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Sierra®, Barnes® and Rhino-Rack® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

Through our Black Diamond, PIEPS, and SKINourishment brands, we offer a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes. Through our Sierra and Barnes brands, we manufacture a wide range of high-performance bullets and ammunition for both rifles and

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

pistols that are used for precision target shooting, hunting and military and law enforcement purposes. Rhino-Rack is a leading manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers and accessories with leading market share in Australia and New Zealand and a growing presence in the United States.

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

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”).

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. On October 29, 2021, the Company announced that its Board of Directors approved the payment on November 19, 2021 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 8, 2021.

Impact of COVID-19

The global outbreak of COVID-19 was declared a global pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of financial markets. The impact of this global pandemic has created significant uncertainty in the global economy and has affected our business, employees, retail and distribution partners, suppliers, and customers.

We experienced a decline in retail demand within our Black Diamond segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability during this period. This continued during the nine months ended September 30, 2021, although to a lesser extent, as certain countries began to ease restrictions. During the third quarter of 2021, the Australian government instituted a mandatory lockdown for its citizens. This caused a decline in retail demand and a disruption in operations within our Rhino-Rack segment, which negatively impacted our sales and profitability for the third quarter of 2021. We expect a continued impact on the Company’s sales and profitability in future periods. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain products. Furthermore, significantly increased demand from online sales channels, including our website, has impacted our logistical operations, including our fulfillment and shipping functions, which has resulted in periodic delays in the delivery of our products. The further spread of COVID-19, and the requirements to take action to help limit the spread of the illness, could impact our ability to carry out our business as usual and may materially adversely impact global economic conditions, our business, results of operations, cash flows, and financial condition. For example, travel restrictions imposed as a result of the COVID-19 pandemic negatively impacted

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

certain of our product development initiatives, as we were unable to visit certain third-party manufacturers to review processes and procedures for new products and product enhancements. The extent of the impact of COVID-19 on our business and financial results will depend on future developments, including the duration and severity of the outbreak (including the severity and transmission rates of new variants of the coronavirus) within the markets in which we and our manufacturers and suppliers operate, the timing, distribution, and efficacy of vaccines and other treatments, the related impact on consumer confidence and spending, and the effect of governmental regulations imposed in response to the pandemic, all of which are highly uncertain and ever-changing. While we have experienced an increase in demand for our products due to the impact that the COVID-19 pandemic has had on consumer behaviors, including due to various stay-at-home orders and restrictions on dining options and restaurant closures, this increased demand may not be sustained following the pandemic, or if economic conditions worsen, which would negatively impact consumer spending.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Condensed Consolidated Three Months Ended September 30, 2021 Compared to Condensed Consolidated Three Months Ended September 30, 2020

The following presents a discussion of condensed consolidated operations for the three months ended September 30, 2021, compared with the condensed consolidated three months ended September 30, 2020.

	Three Months Ended
	September 30, 2021	September 30, 2020

Sales
Domestic sales	$61,259	$34,686
International sales	47,712	29,805
Total sales	108,971	64,491

Cost of goods sold	69,792	42,822
Gross profit	39,179	21,669

Operating expenses
Selling, general and administrative	31,314	18,674
Transaction costs	8,147	1,440

Total operating expenses	39,461	20,114

Operating (loss) income	(282)	1,555

Other (expense) income
Interest expense, net	(1,476)	(232)
Other, net	338	449

Total other (expense) income, net	(1,138)	217

(Loss) income before income tax	(1,420)	1,772
Income tax (benefit) expense	(5,950)	589
Net income	$4,530	$1,183

Sales

Consolidated sales increased $44,480, or 69.0%, to $108,971, during the three months ended September 30, 2021, compared to consolidated sales of $64,491 during the three months ended September 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $8,665. Additionally, there was an increase in the quantity of new and existing sport products sold by Sierra of $2,028 and the inclusion of Barnes, which contributed $13,162. The increase was also driven by the inclusion of adventure products sold by Rhino-Rack of $19,625. We experienced an increase in sales of $1,000 due to the weakening of the U.S. dollar against foreign currencies during the three months ended September 30, 2021, compared to the prior period.

Consolidated domestic sales increased $26,573, or 76.6%, to $61,259 during the three months ended September 30, 2021, compared to consolidated domestic sales of $34,686 during the three months ended September 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $4,820. Additionally, there was an increase in the quantity of new and existing sport products sold by Sierra of $2,496 and the inclusion of Barnes, which contributed $12,134. The remaining increase was driven by the inclusion of adventure products sold by Rhino-Rack of $7,123.

Consolidated international sales increased $17,907, or 60.1%, to $47,712 during the three months ended September 30, 2021, compared to consolidated international sales of $29,805 during the three months ended September 30, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing climb, mountain, and ski products of $3,845 and the inclusion of Barnes,

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

which contributed $1,028. The increase was also driven by the inclusion of adventure products sold by Rhino-Rack of $12,502. We experienced an increase in sales of $1,000 due to the weakening of the U.S. dollar against foreign currencies during the three months ended September 30, 2021 compared to the prior period. The increase was partially offset by a decrease in the quantity of new and existing sport products sold by Sierra of $468.

Cost of Goods Sold

Consolidated cost of goods sold increased $26,970 or 63.0%, to $69,792 during the three months ended September 30, 2021, compared to consolidated cost of goods sold of $42,822 during the three months ended September 30, 2020. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $17,510 or 80.8%, to $39,179 during the three months ended September 30, 2021, compared to consolidated gross profit of $21,669 during the three months ended September 30, 2020. Consolidated gross margin was 36.0% during the three months ended September 30, 2021, compared to a consolidated gross margin of 33.6% during the three months ended September 30, 2020. Consolidated gross margin during the three months ended September 30, 2021, increased compared to the prior year due to a favorable product mix in higher margin products and the favorable impacts related to foreign currency. Gross margin also benefited from the inclusion of Barnes and Rhino-Rack. However, the benefit from Rhino-Rack was offset by a decrease in gross margin of 2.8% due to the sale of Rhino-Rack inventory that was recorded at its fair value in purchase accounting during the three months ended September 30, 2021.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $12,640, or 67.7%, to $31,314 during the three months ended September 30, 2021, compared to consolidated selling, general and administrative expenses of $18,674 during the three months ended September 30, 2020. The increase in selling, general and administrative expenses is due to the inclusion of Barnes and Rhino-Rack, which contributed $1,678 and $7,722, respectively. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, marketing, and warehousing and logistics, focused on supporting its strategic initiatives around expanding distribution, elevating brand awareness and being easier to do business with. The increase was partially offset by a decrease of stock compensation of $1,140 during the three months ended September 30, 2021 compared to the prior year.

Transaction Costs

Consolidated transaction expense increased to $8,147 during the three months ended September 30, 2021, compared to consolidated transaction costs of $1,440 during the three months ended September 30, 2020, which consisted of expenses related to the Company’s various acquisition efforts.

Interest Expense, net

Consolidated interest expense, net increased to $1,476 during the three months ended September 30, 2021, compared to consolidated interest expense, net of $232 during the three months ended September 30, 2020. The increase in interest expense recognized during the three months ended September 30, 2021 was primarily associated with the increase in average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Consolidated other, net income changed by $111, or 24.7%, to $338 during the three months ended September 30, 2021, compared to consolidated other, net income of $449 during the three months ended September 30, 2020. The decrease in other, net, was primarily attributable to a decrease in remeasurement gains recognized on the Company’s foreign denominated accounts receivable and accounts payable. The decrease was partially offset by changes on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Consolidated income tax changed by $6,539, or 1,110.2%, to a benefit of $5,950 during the three months ended September 30, 2021, compared to income tax expense of $589 during the same period in 2020. Our effective income tax rate was a benefit of 419.0% for the three months ended September 30, 2021, and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets. This release is primarily due to a change in accounting method which increased taxable income and the ability

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

to utilize NOLs (defined below). For the three months ended September 30, 2020, our effective income tax rate was an expense of 33.2% and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options.

Condensed Consolidated Nine Months Ended September 30, 2021 Compared to Condensed Consolidated Nine Months Ended September 30, 2020

The following presents a discussion of condensed consolidated operations for the nine months ended September 30, 2021, compared with the condensed consolidated nine months ended September 30, 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020

Sales
Domestic sales	$160,708	$83,493
International sales	96,903	64,567
Total sales	257,611	148,060

Cost of goods sold	163,361	97,243
Gross profit	94,250	50,817

Operating expenses
Selling, general and administrative	72,903	50,537
Transaction costs	9,272	1,870

Total operating expenses	82,175	52,407

Operating income (loss)	12,075	(1,590)

Other expense
Interest expense, net	(1,926)	(800)
Other, net	(4,263)	324

Total other expense, net	(6,189)	(476)

Income (loss) before income tax	5,886	(2,066)
Income tax benefit	(6,161)	(542)
Net income (loss)	$12,047	$(1,524)

Sales

Consolidated sales increased $109,551, or 74.0%, to $257,611, during the nine months ended September 30, 2021, compared to consolidated sales of $148,060 during the nine months ended September 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $37,083. Additionally, there was an increase in the quantity of new and existing sport products sold by Sierra of $16,254 and the inclusion of Barnes, which contributed $33,316. The increase was also driven by the inclusion of adventure products sold by Rhino-Rack of $19,625. We experienced an increase in sales of $3,273 due to the weakening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2021, compared to the prior period.

Consolidated domestic sales increased $77,215, or 92.5%, to $160,708 during the nine months ended September 30, 2021, compared to consolidated domestic sales of $83,493 during the nine months ended September 30, 2020. The increase in sales was attributable to the increase in the quantity of new and existing climb, mountain, and ski products sold during the period of $21,384. Additionally, there was an increase in the quantity of new and existing sport products sold by Sierra of $17,861 and the inclusion of Barnes, which contributed $30,847. The remaining increase was driven by the inclusion of adventure products sold by Rhino-Rack of $7,123.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Consolidated international sales increased $32,336, or 50.1%, to $96,903 during the nine months ended September 30, 2021, compared to consolidated international sales of $64,567 during the nine months ended September 30, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing climb, mountain, and ski products of $15,699 and the inclusion of Barnes, which contributed $2,469. The increase was also driven by the inclusion of adventure products sold by Rhino-Rack of $12,502. We experienced an increase in sales of $3,273 due to the weakening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2021 compared to the prior period. The increase was partially offset by a decrease in the quantity of new and existing sport products sold by Sierra of $1,607.

Cost of Goods Sold

Consolidated cost of goods sold increased $66,118 or 68.0%, to $163,361 during the nine months ended September 30, 2021, compared to consolidated cost of goods sold of $97,243 during the nine months ended September 30, 2020. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $43,433 or 85.5%, to $94,250 during the nine months ended September 30, 2021, compared to consolidated gross profit of $50,817 during the nine months ended September 30, 2020. Consolidated gross margin was 36.6% during the nine months ended September 30, 2021, compared to a consolidated gross margin of 34.3% during the nine months ended September 30, 2020. Consolidated gross margin during the nine months ended September 30, 2021, increased compared to the prior year due to a favorable product mix in higher margin products and the favorable impacts related to foreign currency. Gross margin also benefited from the inclusion of Barnes and Rhino-Rack; however, this benefit was offset by a decrease in gross margin of 1.3% due to the sale of Barnes and Rhino-Rack inventory that was recorded at its fair value in purchase accounting during the year ended December 31, 2020 and three months ended September 30, 2021, respectively.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $22,366, or 44.3%, to $72,903 during the nine months ended September 30, 2021, compared to consolidated selling, general and administrative expenses of $50,537 during the nine months ended September 30, 2020. The increase in selling, general and administrative expenses is due to the inclusion of Barnes and Rhino-Rack, which contributed $5,008 and $7,722, respectively, and an increase of stock compensation of $981 during the nine months ended September 30, 2021 compared to the prior year. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, marketing, and warehousing and logistics, focused on supporting its strategic initiatives around expanding distribution, elevating brand awareness and being easier to do business with.

Transaction Costs

Consolidated transaction expense increased to $9,272 during the nine months ended September 30, 2021, compared to consolidated transaction costs of $1,870 during the nine months ended September 30, 2020, which consisted of expenses related to the Company’s various acquisition efforts.

Interest Expense, net

Consolidated interest expense, net increased to $1,926 during the nine months ended September 30, 2021, compared to consolidated interest expense, net of $800 during the nine months ended September 30, 2020. The increase in interest expense recognized during the nine months ended September 30, 2021 was primarily associated with the increase in average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Consolidated other, net expense changed $4,587, or 1,415.7%, to $4,263 during the nine months ended September 30, 2021, compared to consolidated other, net income of $324 during the nine months ended September 30, 2020. The change in other, net, was primarily attributable to changes on mark-to-market adjustments on non-hedged foreign currency contracts, including contracts associated with the purchase price of Rhino-Rack, as well as a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Consolidated income tax benefit increased $5,619, or 1,036.7%, to a benefit of $6,161 during the nine months ended September 30, 2021, compared to income tax benefit of $542 during the same period in 2020. Our effective income tax rate was a benefit of 104.7% for the nine months ended September 30, 2021, differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets. This release is primarily due to a change in accounting method which increased taxable income and the ability to utilize NOLs (defined below). For the nine months ended September 30, 2020, our effective income tax rate was a benefit of 26.2% and was higher compared to the statutory tax rates due to permanent book to tax differences primarily related to incentive stock options.

Liquidity and Capital Resources

Condensed Consolidated Nine Months Ended September 30, 2021 Compared to Condensed Consolidated Nine Months Ended September 30, 2020

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $34,600 available to borrow at September 30, 2021. We believe that our liquidity requirements for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant travel and transport restrictions and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including drawing on the credit facility, suspending share repurchases and cash dividends, postponing nonessential capital expenditures, reducing operating costs, modulating production in line with demand, initiating workforce reductions and furloughs, and substantially reducing discretionary spending.

Further, the Company and certain of its direct and indirect subsidiaries (each, a “Loan Party” and, collectively, the “Loan Parties”) entered into Amendment No. 3 (“Amendment No. 3”) to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019 and Amendment No. 2 dated November 12, 2020, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (collectively, the “Credit Agreement”). The Credit Agreement increased the aggregate amount of the term loan facility thereunder to $125,000 and increased the maximum amount of the revolving loan facility thereunder to $100,000. The term loan facility was fully borrowed at the closing of Amendment No. 3 on July 1, 2021. The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 beginning September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. Amendment No. 3 also removed the previously agreed upon ability of the Company to issue debt securities that may be convertible into equity interests of the Company in an aggregate principal amount of up to $125,000 and also increased the maximum consolidated total leverage ratio permitted under the Credit Agreement to 4.25:1.00.

Subsequent to the balance sheet date, the Company entered into an underwriting agreement relating to the public offer and sale of 2,750 shares of the Company’s common stock as well as a 30-day option to purchase up to 413 additional shares of common stock. The closing of the offering of 2,750 shares of common stock as well as the 413 additional shares of common stock occurred on October 29, 2021 and November 2, 2021, respectively. The net proceeds to the Company from the offering were approximately $80,264 before expenses and after deducting the applicable underwriting discounts and commissions. The Company intends to use a portion of the net proceeds of the offering for the repayment in full of approximately $65,000 in aggregate principal amount under the revolving loan facility available pursuant to the Credit Agreement and the remaining portion of the net proceeds from the offering for general corporate purposes, including capital expenditures and potential acquisitions.

At September 30, 2021, we had total cash of $10,170, compared to a cash balance of $17,789 at December 31, 2020, which was substantially controlled by the Company’s U.S. entities. At September 30, 2021, the Company had $4,888 of the $10,170 in cash held by foreign entities, of which $2,995 is considered permanently reinvested.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2021 compared with the condensed consolidated nine months ended September 30, 2020.

	Nine Months Ended
	September 30, 2021	September 30, 2020

Net cash (used in) provided by operating activities	$(17,101)	$21,048
Net cash used in investing activities	(141,181)	(33,779)
Net cash provided by financing activities	151,041	27,956
Effect of foreign exchange rates on cash	(378)	99
Change in cash	(7,619)	15,324
Cash, beginning of year	17,789	1,703
Cash, end of period	$10,170	$17,027

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $17,101 during the nine months ended September 30, 2021, compared to consolidated net cash provided by operating activities of $21,048 during the nine months ended September 30, 2020. The change in net cash used in operating activities during 2021 is primarily due to an increase in net operating assets, or non-cash working capital, of $52,207, partially offset by an increase in net income during the nine months ended September 30, 2021, compared to the same period in 2020.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($22,680) was used during the nine months ended September 30, 2021 compared to $17,442 generated during the same period in 2020. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2021	September 30, 2020

Net cash (used in) provided by operating activities	$(17,101)	$21,048
Purchase of property and equipment	(5,579)	(3,606)
Free cash flow	$(22,680)	$17,442

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $141,181 during the nine months ended September 30, 2021, compared to $33,779 during the nine months ended September 30, 2020. The increase in cash used during the nine months ended September 30, 2021 is due to the acquisition of Rhino-Rack and an increase in purchases of property and equipment, compared to the same period in 2020.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $151,041 during the nine months ended September 30, 2021, compared to net cash provided of $27,956 during the nine months ended September 30, 2020. The increase in cash used during the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to the net proceeds to the revolving line of credit and draws of the term loan under Amendment No.3 described below. Cash provided by financing activities during the nine months ended September 30, 2020 was primarily due to the proceeds of $20,000 borrowed under the term loan and net proceeds from the sale of common stock, offset by net repayment to the revolving line of credit.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

On July 1, 2021, the Borrowers entered into Amendment No. 3 of the Credit Agreement. Amendment No. 3 increased the aggregate amount of the term loan facility thereunder to $125,000 and increased the maximum amount of the revolving loan facility thereunder to $100,000. The term loan facility was fully borrowed at the closing of Amendment No. 3 on July 1, 2021 in connection with the Rhino-Rack Acquisition. The Credit Agreement continues to permit the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $50,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $275,000.

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

The Borrowers may elect to have the revolving and term loans under the Credit Agreement bear interest at an alternate base rate or a Term Benchmark rate plus an applicable rate. The applicable rate for these borrowings will range from 0.50% to 1.625% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.625% per annum, in the case of Term Benchmark borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of Term Benchmark borrowings; however, it may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio. The Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving and term loan commitments. Such commitment fee will range between 0.15% and 0.30% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio.

All obligations under the Credit Agreement are secured by 100% of our domestic, and 65% of our foreign, subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of September 30, 2021.

As of September 30, 2021, the Company had drawn approximately $65,412 of the $100,000 revolving loan commitment that was available for borrowing under the Credit Agreement, and $123,437 outstanding under the term loan commitment. As of September 30, 2021, the interest rate for each loan was 1.6250%. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. On July 1, 2021, the term loan facility was fully borrowed at the closing of Amendment No. 3. The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 beginning September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Executive Vice President/Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Executive Vice President/Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2021, were effective.

The Company acquired certain assets and liabilities constituting the Barnes business (“Barnes”) on October 2, 2020. On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). Management excluded Barnes and Rhino-Rack from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2021. Barnes’ financial statements constitute 9% of total assets and 13% of total sales of the condensed consolidated financial statement amounts as of and for the nine months ended September 30, 2021. Rhino-Rack’s financial statements constitute 45% of total assets and 8% of total sales of the condensed consolidated financial statement amounts as of and for the nine months ended September 30, 2021.

Changes in Internal Control over Financial Reporting

On October 2, 2020, the Company acquired Barnes. On July 1, 2021, the Company acquired Rhino-Rack. Because Barnes and Rhino-Rack utilize separate information and accounting systems, the Company has implemented internal controls over financial reporting for acquisition-related accounting and disclosures. The Company’s management is reviewing and evaluating its internal control procedures and the design of those control procedures related to the Barnes and Rhino-Rack acquisitions and evaluating when it will complete an evaluation and review of Barnes’ and Rhino-Rack’s internal controls over financial reporting.

Except as described above, there has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Amendment No. 3 dated as of July 1, 2021, to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019, and Amendment No. 2 dated November 12, 2020, by and among Clarus Corporation, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, and Black Diamond Retail – Wyoming, LLC, as borrowers, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent,  U.S. Bank National Association, as syndication agent, Regions Bank and Bank of America, N.A., as co-documentation agents, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s  Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on July 8, 2021, and incorporated herein by reference).

99.1

Letter to TT Investimentos Ltda, dated October 6, 2021 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 8, 2021, and incorporated herein by reference).

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

CLARUS CORPORATION
Date: November 8, 2021	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 8, 2021	By:	/s/ Aaron J. Kuehne
	Name:	Aaron J. Kuehne
	Title:	Executive Vice President and
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)