Form 10-K
period 2021-12-31
Clarus Corp
filed 2022-03-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the Registrant at June 30, 2021 was approximately $628.2 million based on $25.70 per share, the closing price of the common stock as quoted on the NASDAQ Global Select Market.

As of March 2, 2022, there were 37,199,359 shares of common stock, par value $0.0001, outstanding.

DOCUMENT INCORPORATED BY REFERENCE

Portions of our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the Registrant’s 2021 fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

INDEX

CLARUS CORPORATION

PART I

ITEM 1. BUSINESS

Overview

Headquartered in Salt Lake City, Utah, Clarus Corporation (which may be referred to as the “Company,” “Clarus,” “we,” “our” or “us”) is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor and consumer enthusiast markets. Our mission is to identify, acquire and grow outdoor “super fan” brands through our unique “innovate and accelerate” strategy. We define a “super fan” brand as a brand that creates the world’s pre-eminent, performance-defining product that the best-in-class user cannot live without. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Sierra®, Barnes®, Rhino-Rack® and MAXTRAX® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

One of the key elements of our sustained financial performance is our persistent focus on brand building through product initiatives. Our iconic brands are rooted in performance-defining technologies that enable our customers to have their best days outdoors. We have a long history of technical innovation and product development, backed by an extensive patent portfolio that continues to evolve and advance our markets. We currently employ approximately 120 engineers across the portfolio, focusing on enhancing our customers’ performance in the most critical moments. Our commitment to quality, rigorous safety, and ultimately best-in-class design is evidenced by outstanding industry recognition, as we have received numerous product awards across our portfolio of super fan brands.

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond, is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Our Sierra and Barnes brands have been leading specialty manufacturers of bullets and ammunition for over 50 years. Since 1947, Sierra has been dedicated to manufacturing the highest-quality, most accurate bullets in the world for hunting and sport shooting enthusiasts. Barnes traces its history back to 1932, and since 1989 has manufactured technologically-advanced lead-free bullets and premium ammunition for hunters, range shooters, military and law enforcement professionals. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”). On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”). On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”).

Market Overview

Our brands participate in the outdoor-oriented lifestyle that has and is expected to benefit from favorable long-term growth trends. The users of our products are loyal outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, mountain bikers, backpackers and campers, competitive shooters, hunters, adventure seekers, overlanders and other outdoor-inspired consumers. We believe we have a strong reputation for innovation, style, quality, design, safety and durability in our core product lines, positioning us for sustainable growth amidst the acceleration of our market opportunity. Select factors driving this acceleration include:

Increasing Adoption of Outdoor Lifestyles and Focus on Health and Wellness. According to Outdoor Foundation, over the past decade, many outdoor activities have experienced a consistent rise in participation rates. This heightened participation has grown in tandem with increasing consumer focus on health and wellness with many consumers acutely aware of the myriad of physical and mental health benefits associated with outdoor activity. Outdoor participation experienced an uplift following the emergence of the COVID-19 pandemic.

Growing Demand for SUVs as “Staycations,” Road Trips and Short Breaks Increase in Popularity. As consumers actively search out activities that conform to local social distancing guidelines, there has been a significant increase in more localized vacations, trips and activities that avoid air and rail travel. In addition, the popularity of pickups and, more recently, their sibling sport utility vehicles (“SUVs”) and crossover utility vehicles (“CUVs”) continues to rise. They are multipurpose vehicles, proving equally functional for daily commutes, heavy jobsite work or recreational and trail activities. Per the 2021 issue of “SEMA Light-Truck Snapshot,” the light-truck segment — which includes pickups, vans, SUVs and CUVs — is forecast to account for 82% of all new passenger vehicle sales by 2025. From 2019-2025, new light truck sales are estimated to rise approximately 14% overall. By contrast, sales of passenger cars are forecast to decline by approximately 34% over the same period. The demand for vehicles geared towards local travel is driving demand for extra luggage space and the automotive rack market which is expected to directly benefit our Rhino-Rack and MAXTRAX brands

Rise of Overlanding. Combining off-road driving with backcountry lifestyle activities, such as camping, hiking, kayaking and mountain biking, we believe that overlanding has driven a new niche in the light truck, SUV and CUV segment for enthusiasts and light truck manufacturers which is expected to directly benefit our Rhino-Rack and MAXTRAX brands. Per SEMA, overlanding, loosely defined, is the practice of exploring the backcountry in a purpose-built vehicle — generally, a high-clearance four-wheel drive — that is equipped to allow its occupants to remain self-sufficient for periods of time ranging from a few days to several weeks. The activity originated in Australia, with popularity in South America and sub-Saharan Africa, but its popularity in North America has grown significantly over the past decade.

Due to its overlap with numerous outdoor lifestyle activities, overlanding’s market growth is difficult to precisely measure, but we believe that the global adventure tourism market — which includes camping, hiking, mountain biking, kayaking, rafting and other pursuits that are closely associated with overlanding — reflects this growing trend and is expected to continue to grow in the coming years.

Climbing Verticals Becoming Mainstream. With the release of critically acclaimed free climbing documentary The Dawn Wall as well as the Academy Award-winning rock climbing documentary Free Solo, mainstream consumers are increasingly exposed to the markets that Clarus and, specifically, Black Diamond work to serve. Furthermore, the 2020 Tokyo Olympics marked the first time that sport climbing debuted in an Olympic stadium, bringing the thrills of high-skill rock climbing to the living rooms of people across the globe.

Resurgence in Popularity of Hunting. After several years of falling participation, hunting has experienced a strong resurgence in activity over the past two years, as participants have found comfort in an outdoor activity conforming to social distancing guidelines. Additionally, the sport of hunting has experienced more diversity in participants, specifically women and younger people. The investment in hunting equipment and required training courses is expected to drive sustained activity in the sport.

As the variety of outdoor sports activities continues to proliferate, and existing outdoor sports evolve and become more specialized, we believe there is a need in the marketplace to address the unique technical and performance needs of enthusiasts involved in such activities. We believe we have been able to help address this void in the marketplace by seeking to leverage our intimate knowledge of what the customer needs to perform at the highest level. We continue to seek to improve on our existing product lines by expanding our offerings into new niche categories, and by incorporating innovative industrial design and engineering and performance tolerances into our products. We believe the credibility and authenticity of our brands expands our potential market beyond committed outdoor athletes to those outdoor generalist consumers who desire to lead active, outdoor-focused lifestyles.

Growth Strategies

Our growth strategies are to achieve sustainable, profitable growth organically while seeking to expand our business through targeted, strategic acquisitions. We intend to create new and innovative products, increase consumer and retailer awareness and demand for our products, and build stronger emotional brand connections with consumers over time across an increasing number of geographic markets. Additionally, long-term growth is underpinned by powerful industry trends across the outdoor and consumer enthusiast markets. Our growth initiatives include, but are not limited to the following:

Black Diamond Product Category Expansions. Within our Outdoor segment, we intend to utilize our “innovate and accelerate” strategy to leverage our strong brand name, customer relationships, proven capacity to develop new innovative products and product extensions in each of our existing product categories, and to expand into new product categories. Our new technologies are generally inspired by our continuing commitment to maximize the enjoyment and efficacy of the products for the outdoor sports for which we design. We intend to focus on the expansion of our apparel and footwear categories, driving further innovation in lights, trekking poles, snow safety, and climbing hard goods, while broadening our appeal in gloves and packs.

Growth in International Markets. We believe there is a significant opportunity to expand the presence and penetration of each of our brands globally. The European alpine market is currently significantly larger than the U.S. market and is highly fragmented by country, with no clear leader across Europe. We have been able to gain market share by emphasizing our Black Diamond brand, positioning it as a global brand with American roots. We believe there is also a significant opportunity to expand our Sierra and Barnes brands more extensively outside the U.S. market through additional sales and marketing investments. The acquisition of Rhino-Rack adds a leading market position in Australia and New Zealand, with significant whitespace to grow our presence in U.S., currently less than 1% market share, through key partnerships with brick-and-mortar and online retailers alike, and enhanced brand awareness. Our most recent acquisition of MAXTRAX has a leading market position in Australia as well and we believe it has a significant opportunity to grow in the U.S market.

Acquisition of Complementary Businesses. We expect to target acquisitions as a viable opportunity to gain access to new product groups, customer channels, and increase penetration of existing markets. We may also pursue acquisitions that diversify the Company within the outdoor and consumer enthusiast markets. To the extent we pursue future acquisitions, we intend to focus on super-fan brands with recurring revenue, sustainable margins and strong cash flow generation. We anticipate financing future acquisitions prudently through a combination of cash on hand, operating cash flow, bank financings, private placements and new capital markets offerings.

Competitive Strengths

Authentic Portfolio of Iconic Super Fan Brands. We believe that our brands are iconic among devoted, active-outdoor enthusiasts with a strong reputation for innovation, style, quality, design, safety and durability. Each of our brands is synonymous with the sport it serves, tracing its roots to the modern origins of each sport.

•Since 1957, our Black Diamond brand has been a global innovator in activity-based climbing, skiing, and mountain sports equipment.

•Our Sierra brand was founded in 1947 and, we believe, represents the most precise and accurate bullets and ammunition available for the hunting and sport shooting enthusiast.

•Our Barnes brand was founded in 1932 and produces some of the most technologically advanced lead- free bullets and premium ammunition.

•Our Rhino-Rack brand was founded in 1992 and has become well-respected and widely recognized for outdoor enthusiasts.

•Our MAXTRAX brand was founded in 2005 and has become the market leader in recovery boards for overlanding enthusiasts.

Our brands also appeal to everyday customers seeking high-quality products for outdoor or urban and suburban living. Our focus on innovation, safety and style differentiates us from our competitors.

Outdoor

Black Diamond Equipment: Black Diamond Equipment is a global innovator in climbing, skiing and mountain sports equipment enabling peak performance for outdoor enthusiasts. Employing approximately 65 engineers, the brand is synonymous with innovation, performance, safety and durability. Headquartered in Salt Lake City at the base of the Wasatch Mountains, Black Diamond products are created and tested locally on its alpine peaks, slopes, crags and trails. Continuously recognized as an industry-leading innovator, Black Diamond has received 418 industry awards over five years, including over 110 product awards in 2021 alone.

Precision Sport

Sierra: Sierra Bullets is dedicated to manufacturing the highest-quality, most accurate bullets and ammunition in the world. From local and international shooting competitions to sport and hunting, Sierra is synonymous with precision, providing critical dependability to hunting and sport shooting enthusiasts. This performance is born from a proprietary manufacturing, testing and quality assurance process that enables the achievement of the tightest tolerances in the industry. Sierra’s bullets and ammunition are used for precision target shooting, hunting and defense purposes. Sierra's products have cultivated a significant consumer following recognized by its iconic “green box” packaging and include globally recognized bullet brands such as Sierra® MatchKing®, Sierra® GameKing® and Sierra® BlitzKing® and ammunition brands such as GameChanger®, Prairie Enemy TM, Outdoor Master® and Sport Master®.

Barnes: Barnes Bullets is an industry leader in all-copper bullet technology and innovation. The company manufactures some of the world’s most technologically advanced lead-free bullets and premium hunting, self-defense and tactical ammunition. Barnes has earned its strong reputation through unrivaled performance and terminal results. This reputation is defined by innovative design, advanced manufacturing techniques and a core focus on the end-user. As a result, Barnes has generated a strong consumer following supported by its globally recognized bullet brands such as Barnes® TSX®, X Bullet®, Varmint Grenade® and Expander® and ammunition brands VOR-TX® and TAC-XPD®. With its products being sold through its online store, a variety of retailers and international distributors, Barnes’s customers include hunters, range shooters, military and law enforcement professionals around the world.

Adventure

Rhino-Rack:   Headquartered in Sydney, Australia, Rhino-Rack has been a widely recognized, premier aftermarket automotive roof rack and accessories brand since 1992 with a leading market position in Australia. Best known for its “north/south” roof rack design, Rhino-Rack’s product offering includes roof racks, luggage carriers, shade awnings, kayak carriers, bike carriers and load-securing accessories. Employing 16 engineers, Rhino-Rack has a long track record of launching new, innovative products with state-of-the-art engineering serving and enhancing the outdoor enthusiast’s overlanding experience. Rhino-Rack has a clearly defined growth strategy, underpinned by access to Clarus’ go-to-market playbook and key customer relationships. Specifically, we believe there is significant opportunity to capture market share and further enhance brand awareness in North America, and globally, through partner and direct ecommerce growth, expansion of the dealer network and new distribution and brand-building partnerships.

MAXTRAX: Founded in 2005, MAXTRAX is considered the creator of the vehicle recovery board.  MAXTRAX has developed a product lineup consisting of high-quality vehicle recovery and extraction tracks, including its original MAXTRAX MKII recovery track. All MAXTRAX vehicle recovery tracks are manufactured in Australia using its proprietary, Australian-sourced, engineering-grade and fiber-reinforced nylon. MAXTRAX currently sells its products around the world to distributors, retailers, government agencies, third-party e-commerce sites and through its own website.

Product Innovation and Development Capabilities. We have a long history of technical innovation and product development, with over 400 patents and patents pending worldwide. Our employees’ passion and intimacy with our core outdoor activities generates new and boundary-pushing concepts and products, which we believe provides a significant advantage that will drive our Company to new levels. We seek to design products that enhance our customers’ personal performance as they participate in the activities we serve. We integrate quality assurance and quality control teams throughout the entire design process to maintain the quality and integrity for which our brands are known. We believe that our vertically integrated design and development process and enthusiastic employee base provide us with a competitive advantage to continue to drive future innovation for our Company and the markets we serve. Our innovation pipeline is supported by approximately 120 engineers and additional quality control employees / associates.

Experienced and Incentivized Senior Management Team. The members of our Board of Directors and our executive officers, including Mr. Warren Kanders, are substantial stockholders of the Company, and beneficially own approximately 24.2% of our outstanding common stock as of March 2, 2022, which we believe aligns the interests of our Board of Directors and our executive officers with that of our stockholders.

Growth-oriented Capital Structure. Our capital structure provides us with the capacity to fund future growth and our net operating loss and tax credit carryforwards are expected to substantially offset our net taxable income through 2022, which is expected to allow us to retain cash flow for future growth.

Operating Segments

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. The Company’s direct costs included in selling and general and administrative expenses are not allocated to the segments. Each segment is described below:

•Our Outdoor segment, formerly known as our Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•Our Precision Sport segment, formerly known as our Sierra segment, which includes Sierra and Barnes, includes two iconic American manufacturers of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

•Our Adventure segment, formerly known as our Rhino-Rack segment, includes Rhino-Rack and MAXTRAX brands. The Rhino-Rack brand is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers and accessories in Australia and New Zealand and a growing presence in the United States. Our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and the off-road market.

See Note 17 to our consolidated financial statements for financial information regarding our segments.

Products

Our products span 36 single product categories and include a wide variety of technical outdoor equipment and lifestyle products for a wide range of outdoor enthusiasts, including climbers, mountaineers, trail runners, skiers, backpackers and campers, competitive shooters, hunters and other outdoor-inspired consumers. We design many of our products for extreme applications, such as high-altitude mountaineering, ice and rock climbing, as well as backcountry skiing and alpine touring. We also manufacturer high-quality bullets and ammunition with the tightest tolerances in the industry that enhance the performance of competitive shooters and hunters. We manufacture highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories. We have also developed skincare products, such as lotions, lip balm, and sunscreen, as well as sport-enhancing supplements, nutrition, and other products using natural, organic or alternative ingredients. Generally, we divide our product offerings into the following three primary categories:

•Outdoor: Our outdoor line consists of apparel, footwear, headlamps, lights, trekking poles, gloves, packs, avalanche airbags, poles, avalanche safety devices, and equipment such as carabiners, harnesses, protection devices, and various other climbing, mountaineering, hiking, and backcountry accessories and products. Our outdoor line represented approximately 50% of our sales on a pro forma basis during the year ended December 31, 2021.

•Precision Sport: Our precision sport line consists of premium quality high-precision bullets and ammunition used in competitive shooting, hunting and other applications and environments. Our precision sport line represented approximately 25% of our sales on a pro forma basis during the year ended December 31, 2021.

•Adventure: Our adventure line consists of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories. Our adventure line represented approximately 25% of our sales on a pro-form basis during the year ended December 31, 2021.

Product Design and Development

We conduct our product research, evaluation, and design activities at our locations in Salt Lake City, Utah; Sedalia, Missouri; Mona, Utah; Lebring, Austria; Wimberly, Texas; Sydney, Australia; and Brisbane, Australia.

We typically bring new products from concept to market in approximately 18 to 36 months depending upon the technology integration and complexity of the product. We work simultaneously on product lines for the four subsequent selling seasons.

We expense research and development costs as incurred in selling, general, and administrative expenses. As of December 31, 2021, we had 110 employees dedicated to research and development.

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

Sales and Marketing

Our sales force is generally deployed by geographic region: Canada, Europe, Asia Pacific, Latin America, Australia, and the United States. Our focus is on providing our products to a broad spectrum of outdoor enthusiasts. Within each of our brands, we strive to create a unique look for our products and to communicate those differences to the consumer. In addition, we are continuously exploring uses for brand and market research. We also regularly utilize various promotions and public relations campaigns.

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

The Black Diamond Equipment, PIEPS, Rhino-Rack, and MAXTRAX manufacturing and distribution operations are ISO 9001–2015 certified and are audited annually by an independent certifying agency to ensure quality management systems meet the requirements of ISO 9001–2015, and to ensure that certified products meet all necessary performance certification requirements. Sierra and Barnes are members of the Sporting Arms & Ammunition Manufacturers’ Institute and employ best-in-class proprietary manufacturing processes with respect to each one of its products. These processes are performed in-house and includes control of bullet jacket wall concentricity utilizing strict quality control standards overseen by experienced employees, yielding what we believe to be the tightest tolerances in the industry.

We manufacture approximately 25% to 30% of our products, including nearly all protection devices for climbing and all bullets, in our facilities in the United States. The remaining approximately 70% to 75% of our products are also manufactured to our specifications in third-party, independently-owned facilities. We keep employees and agents on-site or via regular visits at these third-party, independently-owned facilities to ensure that our products are manufactured to meet our specifications. While we do not maintain a long-term manufacturing contract with those facilities, we believe that our long-term relationships with them will help to ensure that a sufficient supply of goods built to our specification are available in a timely manner and on satisfactory economic terms in the future.

Sourcing

We source raw materials, components, finished goods from a variety of suppliers. Our primary materials include copper, lead, aluminum, steel, nylon, corrugated cardboard for packaging, metal, plastic and electrical components, and various textiles, foams, and fabrics. The raw materials and components used to manufacture our products are generally available from numerous suppliers in quantities sufficient to meet normal requirements.

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

Global Distribution

Our distribution model allows us to ship a broad cross-section of our product line in smaller quantities to our own global distribution centers and to those of our Independent Global Distributors (“IGD”) more frequently and at lower transportation and logistics costs.

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

•Outdoor: Our outdoor products and accessories, such as apparel, footwear, trekking poles, headlamps, gloves, backpacks, transceivers, protection, carabiners, helmets, and harnesses, compete with products from companies such as The North Face, Patagonia, La Sportiva, Prana, Hestra, Osprey, Arc’Teryx, Petzl, and Mammut.

•Precision Sport: We sell bullets and ammunition to both retailers and distributors for sale to consumers. We supply bullets to OEMs who also manufacture bullets. Such companies include Vista (Federal Ammunition, CCI, and Remington), Nammo, Hornady, Fiocchi, and Olin (Winchester).

•Adventure: Our highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery tracks and accessories compete with products from companies such as Thule, Dometic, Yakima, Front Runner, and TRED Outdoors.

In addition, in certain categories we compete with certain of our large wholesale customers who focus on the outdoor market, such as REI, Mountain Equipment Co-op and Decathlon, which manufacture, market and distribute their own climbing, mountaineering, and skiing products under their own private labels.

Intellectual Property

We believe our registered and pending word and icon trademarks worldwide, including the Black Diamond and Diamond “C” logos, Black Diamond®, ATC ®, Camalot®, AvaLung ®, FlickLock®, Ascension™, Time is Life®, Hexentric®, Stopper®, Dawn Patrol®, Bibler®, “Use.Design.Build.Engineer.Repeat”®, Sierra®, Sierra® MatchKing®, Sierra® GameKing®, Sierra® BlitzKing®, Barnes®, TSX®, X Bullet®, VOR-TX®, PIEPS®, Rhino-Rack®, and Maxtrax® create international brand recognition for our products.

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

In addition to trademarks, we hold over 400 patents and patents pending worldwide for a wide variety of technologies across our product lines.

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

Seasonality

The Company’s products are outdoor activity-based, however, there are not significant seasonal variations in sales and profitability. On a pro forma basis in 2021, approximately 47% of our sales were in the first half of the year while approximately 53% of our sales occurred in the second half of the year.

Working capital requirements vary throughout the year. Working capital generally increases to support peak manufacturing and shipping periods and then decreases as accounts receivable are collected. However, throughout 2021, the Company has leveraged our balance sheet to secure additional inventory across all of our brands to ensure the right inventory is available to meet customer demand.

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

Regulatory Matters

The manufacture, sale, and purchase of ammunition by our Precision Sport segment are subject to extensive federal, state, local, and foreign governmental laws. Our Precision Sport segment is also subject to the rules and regulations of the US Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) and various state and international agencies that control the manufacture, export, import, distribution and sale of firearms, explosives, and ammunition. Such regulations may adversely affect demand for the products sold by our Precision Sport segment by imposing limitations that increase the costs or limit the availability of its products.

The failure to comply with applicable rules and regulations may result in the limitation of our growth or business activities and could result in the revocation of licenses necessary for business conducted by the Precision Sport segment. Applicable laws and regulations provide for the following:

•require the licensing of all persons manufacturing, exporting, importing, or selling ammunition as a business;

•require serialization, labeling, and tracking of the acquisition and disposition of certain types of ammunition;

•regulate the interstate sale of certain ammunition

•restrict or prohibit the ownership, use, or sale of specified categories of ammunition;

•require registries of so-called “ballistic images” of ammunition fired from new guns;

•govern the sale, export, and distribution of ammunition; regulate the use and storage of gun powder or other energetic materials;

•regulate the employment of personnel with certain criminal convictions;

•restrict access to ammunition manufacturing facilities for certain individuals from other countries or with criminal convictions; and

•require compliance with International Traffic in Arms Regulations

The handling of our technical data and the international sale of products sold by our Precision Sport segment may also be regulated by the U.S. Department of State and Department of Commerce. These agencies can impose civil and criminal penalties, including denying the export of the products sold by our Precision Sport segment, for failure to comply with applicable laws and regulations.

Bills have been introduced in Congress to establish, and to consider the feasibility of establishing a nationwide database recording so-called “ballistic images” of ammunition fired from new guns. Should such a mandatory database be established, the cost to us, our distributors, and our customers could be significant, depending on the type of firearms and ballistic information included in the database. Bills have been introduced in Congress in the past several years that would affect the manufacture and sale of ammunition, including bills to regulate the manufacture, importation, and sale.

We believe that existing federal, state, and local legislation relating to the regulation of firearms and ammunition have not had a material adverse effect on our sales of these products. However, the regulation of firearms and ammunition may become more restrictive in the future, and any such developments might have a material adverse effect on our business, operating results, financial condition, and cash flows. In addition, regulatory proposals, even if never enacted, may affect firearms or ammunition sales as a result of consumer perceptions.

In addition, our SKINourishment business is subject to substantial government regulation. This government regulation includes regulation in the United States and other countries regarding the research, development, formulation, manufacture and marketing of our SKINourishment skincare products.

Human Capital

As of December 31, 2021, we had a total of over 950 employees worldwide. Of these employees, 400 were engaged in manufacturing, 320 in sales, marketing, product management and customer support, 80 in corporate functions (IT, Finance, HR, Legal and Compliance, etc.), 110 in R&D, engineering technicians, manufacturing engineers and project managers, 40 retail store associates and 20 in various executive and administrative functions. None of our employees are represented by a union in collective bargaining with us. We believe that our employee relations are good. Our human capital objectives center around identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We maintain and grow our team utilizing practices that help us identify, hire, incentivize and retain our existing employees and integrate new employees into our Company.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, significantly increased demand from online sales channels, including our website, has impacted our logistical operations, including our fulfillment and shipping functions, which has resulted in periodic delays in the delivery of our products.

We experienced a decline in retail demand within our Outdoor segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability during this period. During 2021, our Outdoor segment continued to be impacted by the pandemic due to disruptions in the global supply chains; however, the Outdoor segment experienced an increase in overall sales as participation in outdoor recreation has increased as certain countries began to ease restrictions. During the third quarter of 2021, the Australian government instituted a mandatory lockdown for its citizens. This caused a decline in retail demand and a disruption in operations within our Adventure segment, which negatively impacted our sales and profitability for the third quarter of 2021 and to a lesser extent during the fourth quarter of 2021. Our Precision Sport segment has experienced higher demand which has positively impacted our sales and profitability since the beginning of the pandemic. We expect a continued impact on the Company’s sales and profitability in future periods due to the ongoing impact of the pandemic. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

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

As a manufacturer and distributor of consumer products, we are subject to government regulation in the United States and other countries, including, without limitation, the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

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

Our business depends on the strength of the retail economies in various parts of the world, primarily in North America, Europe, Australia and to a lesser extent, Asia, Central and South America. These retail economies are affected primarily by factors such as consumer demand and the condition of the retail industry, which, in turn, are affected by general economic conditions and specific events such as natural disasters, terrorist attacks, and political unrest. The impact of these external factors is difficult to predict, and one or more of the factors could adversely impact our business, results of operations, and financial condition.

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

There is a growing trend among retailers in the U.S. and in foreign markets to undergo changes such as consolidations, restructurings or store closings or reorganizations, that could decrease the number of stores that carry our products or increase the concentration of ownership within the retail industry. These changes within the retail industry could result in a shift of bargaining power to the retail industry and in fewer outlets for our products which could result in price and other competition that could reduce our margins and our net sales.

Seasonality and weather conditions may cause our operating results to vary from quarter to quarter.

Sales of certain of our products in our Outdoor segment are seasonal. Sales of our outdoor recreation products such as carabineers, harnesses, and related climbing equipment products increase during warm weather months and decrease during winter, while sales of our apparel line and winter sports equipment such as our skis and related ski equipment increase during the cold weather months and decrease during summer. Weather conditions may also negatively impact sales. For instance, milder temperatures could prevent the formation of ice, which may negatively affect demand for our ice climbing products, and mild winter weather with less snowfall may negatively impact sales of our winter sports products. These factors could have a material adverse effect on our business, results of operations, and financial condition.

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

To compete effectively in the future in the consumer products industry, among other things, we must: maintain strict quality standards; develop new and innovative products that appeal to consumers; deliver products on a reliable basis at competitive prices; anticipate and respond to changing consumer trends in a timely manner; maintain favorable brand recognition; and provide effective marketing support.

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

Our operations in international markets, and earnings in those markets, may be affected by changes in global cultural, political, and financial market conditions as well as potential changes in regulations, legislation and government policies.

Approximately 45% of our sales on a pro forma basis for the year ended December 31, 2021 were earned in international markets. As such our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets. For example, any future withdrawal or renegotiation of trade agreements, and the prosecution of trade disputes or the imposition of tariffs, duties, taxes and other charges on imports or exports between the United States and countries like China may adversely affect our ability to operate our business and execute our growth strategy. In addition, it may be more difficult for us to enforce agreements, collect receivables, receive dividends and repatriate earnings through foreign legal systems.

We cannot predict whether quotas, duties, taxes, exchange controls, current or future “trade wars” or other restrictions will be imposed by the United States, Australia, China, or other countries upon the import or export of our products and the commodities and components used to manufacture our products, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Some of our operations are conducted or products are sold in countries where economic growth has slowed, or where economies have suffered economic, social and/or political instability or hyperinflation. In addition, global economic uncertainty relating to the effects of fiscal and political crises and political and economic disputes, changes in consumer spending, foreign currency exchange rate fluctuations, political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

These impacts include, but are not limited to:

•Significant reductions in demand or significant volatility in demand for one or more of our products;

•Disruptions in our manufacturing and supply arrangements;

•Failure of third parties on which we rely, including our suppliers, manufacturers, distributors, customers, retailers or other service providers to meet their obligations to the Company;

•Significant changes in the political conditions in the markets in which we operate and/or manufacture, sell or distribute our products; or

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

The impacts of the COVID-19 pandemic have resulted in ongoing disruptions and delays in manufacturing, shipping and transportation of our products that has had an adverse effect on our business and results of operations, and we expect this adverse impact to continue.

The COVID-19 pandemic also has the potential to significantly impact our supply chain if the factories that manufacture our products, the distribution centers where we manage our inventory, or the operations of our suppliers of raw materials or other finished product components, logistics and other service providers are disrupted, temporarily closed or experience worker shortages. Current vessel, container and other transportation shortages, labor shortages and port congestion globally have delayed and are expected to continue to delay inventory orders and, in turn, deliveries to our customers and availability in our company-operated stores and e-commerce sites. These supply chain and logistics disruptions have impacted our inventory levels and net revenues in 2021 and could impact our sales volumes in future periods. We have also incurred in 2021, higher freight and other distribution costs, including air freight, to mitigate these delays. We are also seeing negative impacts to pricing of certain components of our products as a result of the COVID-19 pandemic. In the event we increase prices of our products, there can be no assurance that consumers will accept such increases, which could have a material adverse effect on our business, financial condition, results of operations and cash flows, as well as the trading price of our common stock.

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

•heightened terrorism security concerns;

•disease epidemics and health-related concerns, such as COVID-19 or the coronavirus;

•imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations;

•imposition of tariffs, duties, taxes and other charges on imports and/or exports; and

•imposition or the repeal of laws that affect intellectual property rights.

Changes in governmental regulation, legislation or public opinion regarding the manufacture and sale of bullets, or the possession and use of firearms and ammunition, could adversely affect our Precision Sport segment and overall financial results.

The manufacture and sale of bullets by our Precision Sport segment, and the possession and use of firearms and ammunition by our customers, is subject to significant governmental regulation. We hold all licenses necessary for the legal manufacture and sale of our bullets.  However, federal, state or local legislatures may enact further legislation regarding the manufacture and sale of bullets, and the possession and use of firearms and ammunition by our customers, such as point-of-sale background checks, age and other restrictions on ammunition purchases or further licensing of ammunition dealers.  Such legislation, if enacted, could materially and adversely affect the sale of bullets that we manufacture.

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

We cannot assure you that governmental regulation, legislation or public opinion regarding the manufacture and sale of bullets, or the possession and use of firearms and ammunition, will not become more restrictive or worsen in the future. We also cannot assure you that any such negative public opinion relating to our Precision Sport segment would not affect our Black Diamond or Adventure segments, nor can we assure you that any such changes in governmental regulation, legislation or public opinion will not have a material adverse effect on our business, results of operations or financial condition. See “Business — Regulatory Matters.”

We may incur significant costs in order to comply with environmental remediation obligations.

Environmental laws in the United States and in other countries also impose obligations on various entities to clean up contaminated properties or to pay for the cost of such remediation, often upon parties that did not actually cause the contamination. Accordingly, we may be liable, either contractually or by operation of law, for remediation costs even if the contaminated property is not presently owned or operated by us, is a landfill or other location where we have disposed wastes, or if the contamination was caused by third parties during or prior to our ownership or operation of the property. Given the nature of the past industrial operations conducted by us and others at these properties, there can be no assurance that all potential instances of soil or groundwater contamination have been identified, even for those properties where an environmental site assessment has been conducted. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to additional remediation liabilities that may have a material adverse effect upon our business, results of operations or financial condition.

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

The effects of climate change and increased focus by governmental and non-governmental organizations, customers, consumers and investors on sustainability issues, including those related to climate change and socially responsible activities, may adversely affect our business and financial results and damage our reputation.

Climate change is occurring around the world and may impact our business in numerous ways. Such change could lead to an increase in raw material and packaging prices, reduced availability, for example, due to water shortages which could adversely impact raw material availability. Increased frequency of extreme weather (storms and floods) could cause increased incidence of disruption to the production and distribution of our products and an adverse impact on consumer demand and spending.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, shareholders, and stakeholders have focused increasingly on the environmental, social and governance (“ESG”) and related sustainability practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our brands, reputation and employee retention may be negatively impacted. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to manage reputational threats and meet expectations with respect to socially responsible activities and sustainability commitments could negatively impact our credibility, employee retention, and the willingness of our customers and suppliers to do business with us.

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

The members of our Board of Directors and our executive officers, which includes Mr. Warren B. Kanders, beneficially own approximately 24.2% of our outstanding common stock as of March 2, 2022. As a result, our Board of Directors and executive officer, to the extent they vote their shares in a similar manner, have influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including by attempting to delay, defer or prevent a change of control transaction that might otherwise be in the best interests of our stockholders.

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

We have outstanding an aggregate of 37,199,359 shares of our common stock as of March 2, 2022. This includes 6,578,587 shares of common stock that are beneficially owned by Mr. Kanders, our Chairman of the Board, of which he has 4,840,971 hypothecated and/or pledged as security for loans from financial institutions, which hypothecation has been in place for over ten years, and that may be sold by such financial institutions in the event of a foreclosure of these loans. The sale of a significant amount of shares at any given time, or the perception that such sales could occur, including sales of the shares beneficially owned by Mr. Kanders, could adversely affect the prevailing market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, as well as our primary research, evaluation and design studios, is located in a facility owned by the Company in Salt Lake City, Utah. In addition, at December 31, 2021, the Company and its subsidiaries lease or own facilities throughout the U.S., Europe, Australia and New Zealand. In general, our properties are well maintained, considered adequate and being utilized for their intended purposes.

The following table identifies and provides certain information regarding our principal facilities:

Activity	Location	Owned/Leased

Corporate Headquarters:	Salt Lake City, Utah	Owned

Outdoor Segment

Black Diamond U.S. Distribution and Manufacturing Facilities:	Salt Lake City, Utah	Leased/Owned

Black Diamond European Sales and Marketing Office:	Innsbruck, Austria	Leased

PIEPS Sales and Marketing Office:	Lebring, Austria	Leased

Black Diamond HQ Retail Store	Salt Lake City, Utah	Leased

Black Diamond Trolley Square Retail Store	Salt Lake City, Utah	Leased

Black Diamond Park City Retail Store	Park City, Utah	Leased

Black Diamond Jackson Retail Store	Jackson, Wyoming	Leased

Black Diamond Big Sky Retail Store	Big Sky, Montana	Leased

Black Diamond Boulder Retail Store	Boulder, Colorado	Leased

Black Diamond Burlington Retail Store	Burlington, Vermont	Leased

Precision Sport Segment

Sierra U.S. Distribution and Manufacturing Facilities:	Sedalia, Missouri	Owned

Barnes U.S. Distribution and Manufacturing Facilities:	Mona, Utah	Owned

Adventure Segment

Rhino-Rack Australia Headquarters:	Sydney, Australia	Leased

Rhino-Rack Australia Perth Distribution Facility:	Perth, Australia	Leased

Rhino-Rack U.S. Distribution Facility:	Denver, Colorado	Leased

Rhino-Rack N.Z. Distribution Facility:	Wellington, New Zealand	Leased

MAXTRAX Australia Headquarters:	Brisbane, Australia	Leased

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

Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total stockholder return on our common stock to the cumulative total return of the NASDAQ Global Select Market Composite and the Russell 2000 Index for the period commencing on December 31, 2016 and ending on December 31, 2021 (the “Measuring Period”). The graph assumes that the value of the investment in our common stock and the indexes was $100 on December 31, 2016. The yearly change in cumulative total return is measured by dividing (1) the sum of (i) the cumulative amount of dividends for the Measuring Period, assuming dividend reinvestment, and (ii) the change in share price between the beginning and end of the Measuring Period, by (2) the share price at the beginning of the Measuring Period.

Historical stock price performance should not be relied on as indicative of future stock price performance.

Total Return Analysis

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Clarus Corporation	$100.00	$146.73	$190.09	$256.59	$293.30	$529.84
The Russell 2000 Index	$100.00	$113.14	$99.37	$122.94	$145.52	$165.45
NASDAQ Global Select Market	$100.00	$128.43	$123.71	$167.75	$239.95	$295.43

Stockholders

On March 2, 2022, the last reported sales price for our common stock was $23.06 per share. As of March 2, 2022, there were 72 holders of record of our common stock.

Dividends

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a Quarterly Cash Dividend program of $0.025 per share of the Company’s common stock or $0.10 per share on an annualized basis. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a Quarterly Stock Dividend. In 2021, 2020 and 2019, our total Quarterly Cash Dividends were $3,335,000, $1,520,000, and $2,987,000 respectively.  In 2020, our total Quarterly Stock Dividends were $1,533,000, which combined with our cash dividend in 2020 of $1,520,000, resulted in total dividends in 2020 of $3,053,000.

On February 25, 2022, the Company announced that its Board of Directors approved the payment on March 18, 2022 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 7, 2022.

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

Recent Sales of Unregistered Securities

None.

Recent Purchases of our Registered Equity Securities

On November 9, 2015, the Company announced that its Board of Directors authorized a stock repurchase program that allows the repurchase of up to $30,000,000 of the Company’s outstanding common stock. No repurchases of shares of the Company’s common stock occurred during the three months ended December 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity plans as of December 31, 2021:

Plan Category	(A) Number of securities to be issued upon exercise of outstanding, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders (1)	5,141,247	$13.14	7,400,248

Total	5,141,247	$13.14	7,400,248

(1) Consists of stock options and restricted stock awards issued and issuable under the 2005 Stock Incentive Plan and the 2015 Stock Incentive Plan. There are a total of 1,000,000 restricted stock awards included in column (A) that do not have an exercise price.  Excluding these restricted stock awards, the weighted average exercise price of outstanding options, warrants and rights is $10.27.

ITEM 6. [RESERVED]

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change, the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Rhino-Rack acquisition as compared with expectations, including the impact of the acquisition on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results can be found under Item 1A. Risk Factors of this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to the Company as of the date of this Annual Report on Form 10-K, and speak only as the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K.

Overview

Headquartered in Salt Lake City, Utah, Clarus is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor and consumer enthusiast markets. Our mission is to identify, acquire and grow outdoor “super fan” brands through our unique “innovate and accelerate” strategy. We define a “super fan” brand as a brand that creates the world’s pre-eminent, performance-defining product that the best-in-class user cannot live without. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Sierra®, Barnes® and Rhino-Rack® and MAXTRAX® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers. Our portfolio of iconic brands is well-positioned for sustainable, long-term growth underpinned by powerful industry trends across the outdoor and adventure sport end markets.

One of the key elements of our sustained financial performance is our persistent focus on brand building through product initiatives. Our iconic brands are rooted in performance-defining technologies that enable our customers to have their best days outdoors. We have a long history of technical innovation and product development, backed by an extensive patent portfolio that continues to evolve and advance our markets. We currently employ approximately 120 engineers across the portfolio, focusing on enhancing our customers’ performance in the most critical moments. Our commitment to quality, rigorous safety, and ultimately best-in-class design is evidenced by outstanding industry recognition, as we have received numerous product awards across our portfolio of super fan brands.

Each of our brands represents a unique customer value proposition. Supported by six decades of proven innovation, Black Diamond, is an established global leader in high-performance, activity-based climbing, skiing, and technical mountain sports equipment. The brand is synonymous with premium performance, safety and reliability. Our Sierra and Barnes brands have been leading specialty manufacturers of bullets and ammunition for over 50 years. Since 1947, Sierra has been dedicated to manufacturing the highest-quality, most accurate bullets in the world for hunting and sport shooting enthusiasts. Barnes traces its history back to 1932, and since 1989 has manufactured technologically-advanced lead-free bullets and premium ammunition for hunters, range shooters, military and law enforcement professionals. Founded in 1992, our Rhino-Rack brand is a globally-recognized designer and distributor of highly-engineered automotive roof racks and accessories to enhance the outdoor enthusiast’s overlanding experience. Founded in 2005, our MAXTRAX brand offers high-quality overlanding and off-road vehicle recovery and extraction tracks for the overland and off-road market.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”). On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”). On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”).

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). On October 19, 2020, the Company announced that its Board of Directors approved the reinstatement of its Quarterly Cash Dividend. In 2021, 2020 and 2019, our total Quarterly Cash Dividends were $3,335,000, $1,520,000 and $2,987,000, respectively. In 2020, our total Quarterly Stock Dividends were $1,533,000. In 2020, our total Quarterly Stock Dividends were $1,533,000, which combined with our cash dividend in 2020 of $1,520,000, resulted in total dividends in 2020 of $3,053,000. On February 25, 2022, the Company announced that its Board of Directors approved the payment on March 18, 2022 of the Quarterly Cash Dividend to the record holders of shares of the Company’s common stock as of the close of business on March 7, 2022.

Impact of COVID-19

The global outbreak of COVID-19 was declared a pandemic by the World Health Organization and a national emergency by each of the U.S., European, and Australian governments in March 2020, with governments world-wide implementing safety measures restricting travel and requiring citizen lockdowns and self-confinements for quarantining purposes. This has negatively affected the U.S., European, Australian and global economies, disrupted global supply chains, and resulted in significant transport restrictions and disruption of global financial markets.

The COVID-19 pandemic has significantly impacted the global supply chain, with restrictions and limitations on related activities causing disruption and delay, along with increased raw material, storage, and shipping costs. These disruptions and delays have strained domestic and international supply chains, which have affected and could continue to negatively affect the flow or availability of certain critical raw materials and finished good products that the Company relies upon. Furthermore, significantly increased demand from online sales channels, including our website, has impacted our logistical operations, including our fulfillment and shipping functions, which has resulted in periodic delays in the delivery of our products.

We experienced a decline in retail demand within our Outdoor segment beginning in the second half of March 2020 through December 2020, which negatively impacted our sales and profitability during this period. During 2021, our Outdoor segment continued to be impacted by the pandemic due to disruptions in the global supply chains; however, the Outdoor segment experienced an increase in overall sales as participation in outdoor recreation has increased as certain countries began to ease restrictions. During the third quarter of 2021, the Australian government instituted a mandatory lockdown for its citizens. This caused a decline in retail demand and a disruption in operations within our Adventure segment, which negatively impacted our sales and profitability for the third quarter of 2021 and to a lesser extent during the fourth quarter of 2021. Our Precision Sport segment has experienced higher demand which has positively impacted our sales and profitability since the beginning of the pandemic. We expect a continued impact on the Company’s sales and profitability in future periods due to the ongoing impact of the pandemic. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Item 1A. Risk Factors.

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

•Fair value of net assets acquired in business combinations – We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill.  We engage independent third-party valuation specialists to assist us in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. Different valuations approaches are used to value different types of intangible assets. The income approach is a valuation technique that capitalizes anticipated income associated with the asset being valued. This approach is predicated on developing net income and cash flow projections which are discounted for risk and the time value of money. This approach is generally the principal approach to the valuation of most intangible assets. The market approach involves the compilation and analysis of recent acquisitions of similar assets in the open market. A fair value can be estimated after adjustments are made to reflect comparability differences between the assets sold and those being valued. This method of valuation applies primarily to the valuation of owned land, inventory, and certain intangible assets. The cost approach estimates the amount that would be required to replace the service capacity of an asset (often referred to as current replacement cost). We typically apply all three approaches to estimate the fair value of our tangible and intangible tangible assets depending on the type of asset acquired. Business acquisitions may include contingent consideration payments based on various future financial measures, such as sales-based milestones, related to the acquired entity. We estimate the fair value of contingent consideration liabilities based on estimated sales growth rates, discount rates, and other relevant factors.

Significant estimates in valuing certain intangible assets include but are not limited to the projected financial information related to each individual asset, particularly forecasted sales growth rates, cash flows, market-based royalty rates and estimated discount rates. Product technology and trademarks are valued using the relief-from-royalty method, and customer relationships are valued using the multi-period excess earnings model. The relief-from-royalty method is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The multi-period excess earnings method supposes that the owner of the intangible asset is able to achieve a return in excess of that received without the intangible asset through enhanced revenues or cost savings. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our operating plans and strategies. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. If we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion or all of our intangible assets, which would adversely affect our operating results in the period of impairment.

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

•Goodwill and intangible assets – We assess the recoverability of our reporting unit’s carrying value of goodwill by performing a qualitative assessment and/or a quantitative goodwill impairment test.  At a minimum, we perform an annual assessment of possible goodwill impairment as of each December 31. Management may perform an interim goodwill impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate or a decision to sell or dispose of the reporting unit. If we begin with a qualitative assessment and are able to support the conclusion that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, we are not required to perform the quantitative goodwill impairment test.  Otherwise, we are required to perform the quantitative goodwill impairment test which compares the reporting unit’s carrying value including goodwill to its estimated fair value. We estimate the reporting unit’s fair value using either the income approach based upon projected discounted cash flows of the reporting unit or the market approach based upon comparable market acquisition transactions. If the estimated fair value of the reporting entity exceeds the carrying value, the goodwill is not impaired, and no further review is required. However, if the carrying value exceeds the estimated fair value of the reporting unit, an impairment expense should be recognized for the excess of the carrying value over the fair value.

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

No impairment was recorded during the years ended December 31, 2021, 2020, and 2019. During the first quarter of 2019, we early adopted Accounting Standards Update 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which removed the requirement to perform the previous two-step goodwill impairment test.

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

Results of Operations (In Thousands)

Consolidated Year Ended December 31, 2021 Compared to Consolidated Year Ended December 31, 2020

The following presents a discussion of consolidated operations for the year ended December 31, 2021, compared with the consolidated year ended December 31, 2020:

	Year Ended December 31,
	2021	2020

Sales
Domestic sales	$225,878	$132,226
International sales	149,916	91,781
Total sales	375,794	224,007

Cost of goods sold	238,862	146,212
Gross profit	136,932	77,795

Operating expenses
Selling, general and administrative	105,494	71,428
Transaction costs	11,843	2,433
Contingent consideration benefit	(1,605)	-

Total operating expenses	115,732	73,861

Operating income	21,200	3,934

Other income (expense)
Interest expense, net	(2,939)	(1,261)
Other, net	(4,382)	912

Total other expense, net	(7,321)	(349)

Income before income tax	13,879	3,585
Income tax benefit	(12,214)	(1,960)
Net income	$26,093	$5,545

Sales

Consolidated sales increased $151,787, or 67.8%, to $375,794 during the year ended December 31, 2021, compared to consolidated sales of $224,007 during the year ended December 31, 2020. The increase in sales was attributable to the increase in the quantity of new and existing outdoor products sold during the period of $46,394. Additionally, there was an increase in the quantity of new and existing precision sport products sold by Sierra of $18,543 and the inclusion of Barnes, which contributed $38,504. The increase was also driven by the inclusion of adventure products sold by Rhino-Rack of $43,411 and MAXTRAX of $1,728. We experienced an increase in sales of $3,207 due to the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2021, compared to the prior period.

Consolidated domestic sales increased $93,652, or 70.8%, to $225,878 during the year ended December 31, 2021, compared to consolidated domestic sales of $132,226 during the year ended December 31, 2020. The increase in sales was attributable to the increase in the quantity of new and existing outdoor products sold during the period of $26,058. Additionally, there was an increase in the quantity of new and existing precision sport products sold by Sierra of $20,323 and the inclusion of Barnes, which contributed $35,227. The remaining increase was driven by the inclusion of adventure products sold by Rhino-Rack and MAXTRAX of $12,044.

Consolidated international sales increased $58,135, or 63.3%, to $149,916 during the year ended December 31, 2021, compared to consolidated international sales of $91,781 during the year ended December 31, 2020. The increase in sales was primarily attributable to the increase in the quantity of new and existing outdoor products of $20,336 and the inclusion of Barnes, which contributed $3,277. The increase was also driven by the inclusion of adventure products sold by Rhino-Rack of $31,392 and MAXTRAX of $1,703. We experienced an increase in sales of $3,207 due to the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2021 compared to the prior period. The increase was partially offset by a decrease in the quantity of new and existing precision sport products sold by Sierra of $1,780.

Cost of Goods Sold

Consolidated cost of goods sold increased $92,650, or 63.4%, to $238,862 during the year ended December 31, 2021, compared to consolidated cost of goods sold of $146,212 during the year ended December 31, 2020. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Consolidated gross profit increased $59,137 or 76.0%, to $136,932 during the year ended December 31, 2021, compared to consolidated gross profit of $77,795 during the year ended December 31, 2020. Consolidated gross margin was 36.4% during the year ended December 31, 2021, compared to a consolidated gross margin of 34.7% during the year ended December 31, 2020. Consolidated gross margin during the year ended December 31, 2021, increased compared to the prior year due to favorable product mix in higher margin products and the favorable impacts related to foreign currency. Gross margin also benefited from the inclusion of Barnes, Rhino-Rack, and MAXTRAX; however, the benefit was offset by a decrease in gross margin of $4,769, or 1.3%, due to the sale of Barnes, Rhino-Rack and MAXTRAX inventory that was recorded at its fair value in purchase accounting during the year ended December 31, 2021.

Selling, General and Administrative

Consolidated selling, general, and administrative expenses increased $34,066, or 47.7%, to $105,494 during the year ended December 31, 2021, compared to consolidated selling, general and administrative expenses of $71,428 during the year ended December 31, 2020. The increase in selling, general and administrative expenses is due to the inclusion of Barnes, Rhino-Rack, and MAXTRAX which contributed $6,702, $14,885, and $400, respectively. Additionally, there was an increase of stock compensation of $2,686 during the year ended December 31, 2021, compared to the prior year. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, marketing, and warehousing and logistics, focused on supporting its strategic initiatives around expanding distribution, elevating brand awareness and being easier to do business with.

Transaction Costs

Consolidated transaction expense increased to $11,843 during the year ended December 31, 2021, compared to consolidated transaction costs of $2,433 during the year ended December 31, 2020, which consisted of expenses related to the Company’s financing and acquisition efforts in 2021.

Contingent Consideration Benefit

Consolidated contingent consideration increased to $1,605 during the year ended December 31, 2021, compared to $0 consolidated contingent consideration during the year ended December 31, 2020, which consisted of changes in estimated fair value of Contingent Consideration liabilities.

Interest Expense, net

Consolidated interest expense, net increased to $2,939 during the year ended December 31, 2021, compared to consolidated interest expense, net of $1,261 during the year ended December 31, 2020. The increase in interest expense recognized during the year ended December 31, 2021 was primarily associated with the increase in average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Consolidated other, net expense changed $5,294, or 580.5% to $4,382 during the year ended December 31, 2021, compared to consolidated other, net income of $912 during the year ended December 31, 2020. The change in other, net was primarily attributable to changes on mark-to-market adjustments on non-hedged foreign currency contracts, including contracts associated with the purchase price of Rhino-Rack, as well as a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Consolidated income tax benefit increased $10,254, or 523.2%, to $12,214 during the year ended December 31, 2021, compared to a consolidated income tax benefit of $1,960 during the same period in 2020. Our effective income tax rate was a benefit of 88% for the year ended December 31, 2021, and differed compared to the statutory tax rates due to the partial release of a valuation allowance offsetting deferred tax assets and discrete charges recorded during the period. This release of the valuation allowance is primarily due to a change in accounting method which increased taxable income and the ability to utilize NOLs. For the year ended December 31, 2020, our effective income tax rate was a benefit of 54.7% and differed compared to the statutory tax rates due to a release of certain valuation allowances and a discrete benefit associated with stock compensation windfall. Factors that could cause our annual effective tax rate to differ materially from our quarterly effective tax rates include changes in the geographic mix of taxable income and discrete events that may occur.

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

Other expense
Interest expense, net	(1,261)	(1,358)
Other, net	912	(93)

Total other expense, net	(349)	(1,451)

Income before income tax	3,585	9,981
Income tax benefit	(1,960)	(8,991)
Net income	$5,545	$18,972

Sales

Consolidated sales decreased $5,430, or 2.4%, to $224,007 during the year ended December 31, 2020, compared to consolidated sales of $229,437 during the year ended December 31, 2019. We believe lower consumer demand related to the COVID-19 pandemic drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. These decreases were partially offset by an increase in the quantity of new and existing precision sport products sold by Sierra of $16,729 and the inclusion of Barnes, which contributed $6,556. We also experienced an increase in sales of $606 due to the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2020 compared to the prior period.

Consolidated domestic sales increased $10,475, or 8.6%, to $132,226 during the year ended December 31, 2020, compared to consolidated domestic sales of $121,751 during the year ended December 31, 2019. The increase in sales was attributable to the increase in the quantity of new and existing precision sport products sold by Sierra of $17,873 and the inclusion of Barnes, which contributed $6,179. We believe this increase was partially offset by a decrease in domestic sales due to lower consumer demand related to the

COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period.

Consolidated international sales decreased $15,905, or 14.8%, to $91,781 during the year ended December 31, 2020, compared to consolidated international sales of $107,686 during the year ended December 31, 2019. We believe the decrease in international sales was attributable to lower consumer demand related to the COVID-19 pandemic, which drove a decrease in the quantity of new and existing climb, mountain, and ski products sold during the period. We also experienced a decrease in the quantity of new and existing precision sport products sold by Sierra of $1,143. These decreases were partially offset by the inclusion of Barnes, which contributed $376. We also experienced an increase in sales of $606 due to the weakening of the U.S. dollar against foreign currencies during the year ended December 31, 2020 compared to the prior period.

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

Liquidity and Capital Resources (In Thousands)

Consolidated Year ended December 31, 2021 Compared to Consolidated Year ended December 31, 2020

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the expansion into new product categories. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $81,499 available to borrow at December 31, 2021. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs.

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

Additionally, the Company entered into an underwriting agreement relating to the public offer and sale of 2,750 shares of the Company’s common stock as well as a 30-day option to purchase up to 413 additional shares of common stock. The closing of the offering of 2,750 shares of common stock as well as the 413 additional shares of common stock occurred on October 29, 2021 and November 2, 2021, respectively. The net proceeds to the Company from the offering were approximately $80,264 before expenses and after deducting the applicable underwriting discounts and commissions. The Company used a portion of the net proceeds of the offering for the repayment of principal under the revolving loan facility available pursuant to the Credit Agreement and the remaining portion of the net proceeds from the offering for general corporate purposes, including capital expenditures and the MAXTRAX acquisition.

At December 31, 2021, we had total cash of $19,465, compared to cash of $17,789 at December 31, 2020, which was substantially controlled by the Company’s U.S. entities. At December 31, 2021, the Company had $8,959 of the $19,465 in cash held by foreign entities, of which $7,188 is considered permanently reinvested.

The following presents a discussion of cash flows for the consolidated year ended December 31, 2021 compared with the consolidated year ended December 31, 2020.

	Year Ended December 31,
	2021	2020

Net cash (used in) provided by operating activities	$(304)	$29,392
Net cash used in investing activities	(178,142)	(35,582)
Net cash provided by financing activities	180,677	22,254
Effect of foreign exchange rates on cash	(555)	22
Change in cash	1,676	16,086
Cash, beginning of year	17,789	1,703
Cash, end of period	$19,465	$17,789

Net Cash From Operating Activities

Consolidated net cash used in operating activities was $304 during the year ended December 31, 2021 compared to consolidated net cash provided by operating activities of $29,696 during the year ended December 31, 2020. The change in net cash used in operating activities during 2021 is primarily due to an increase in net operating assets, or non-cash working capital, of $48,494, and deferred income taxes, partially offset by an increase in net income, depreciation and amortization and stock compensation during the year ended December 31, 2021, compared to the same period in 2020.

Free cash flow, defined as net cash used in operating activities less capital expenditures, of ($17,687) was used during the year ended December 31, 2021 compared to $23,981 generated during the same period in 2020. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Year Ended December 31,
	2021	2020

Net cash (used in) provided by operating activities	$(304)	$29,392
Purchase of property and equipment	(17,383)	(5,411)
Free cash flow	$(17,687)	$23,981

Net Cash From Investing Activities

Consolidated net cash used in investing activities was $178,142 during the year ended December 31, 2021 compared to consolidated net cash used in investing activities of $35,582 during the year ended December 31, 2020. The increase in cash used during the year ended December 31, 2021 is primarily due to the $160,988 used for the purchase of Rhino-Rack and MAXTRAX, net of cash acquired as well as an increase in purchases of property and equipment, primarily due to the purchase of the Barnes facility. During the year ended December 31, 2020, consolidated net cash used in investing activities included $30,498 used for the purchase of the Barnes Purchased Assets, net of cash acquired.

Net Cash From Financing Activities

Consolidated net cash provided by financing activities was $180,677 during the year ended December 31, 2021, compared to consolidated net cash used in financing activities of $22,254 during the year ended December 31, 2020. The increase in cash provided during the year ended December 31, 2021, compared to the same period in 2020 was primarily due to the net proceeds to the revolving line of credit and draws of the term loan under Amendment No. 3 described below and the net proceeds from the sale of the Company’s common stock of $79,232. Cash provided by financing activities during the year ended December 31, 2020, was primarily due to the proceeds of $20,000 borrowed under the term loan and net proceeds from the sale of the Company’s common stock of $11,151, offset by net repayments to the revolving line of credit.

Net Operating Loss

As of December 31, 2021, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $60,712 and $2,289, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F income and will be offset with the NOLs. The Company has $60,712 of NOLs, of which, $39,507 expire on December 31, 2022. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2021, the Company’s gross deferred tax asset was $38,184. The Company has recorded a valuation allowance of $4,378, resulting in a net deferred tax asset of $33,806, before deferred tax liabilities of $46,653. The Company has provided a valuation allowance against a portion of the net deferred tax assets as of December 31, 2021, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

On January 3, 2022, the Company entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4, among other things, permits (i) the Company to borrow in Australian Dollars and New Zealand Dollars in order to support the operations of the Company in Australia and New Zealand and (ii) provides for addbacks to EBITDA, for debt covenant purposes, (as defined in the Credit Agreement) under the Credit Agreement for expenses relating to activities in respect of acquisitions, dispositions, investments and financings (whether or not these transactions are actually consummated).

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

All obligations under the Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement includes customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2021.

As of December 31, 2021, the Company had drawn approximately $18,501 of the $100,000 revolving loan commitment that was available for borrowing under the Credit Agreement, and $121,874 outstanding under the term loan commitment. As of December 31, 2021, the interest rates for the revolving loan and term loan were 2.3750% and 2.3750% respectively. On April 30, 2020, the Company borrowed $20,000 under the term loan facility and used the proceeds to pay down amounts outstanding under the revolving portion of the Credit Agreement. On July 1, 2021, the term loan facility was fully borrowed at the closing of Amendment No. 3. The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 beginning September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In general, we can be exposed to market risks including fluctuations in interest rates, foreign currency exchange rates and certain commodity prices that can affect the cost of operating, investing, and financing under those conditions. The Company believes it has moderate exposure to these risks. We assess market risk based on changes in interest rates, foreign currency rates, and commodity prices utilizing a sensitivity analysis that measures the potential loss in earnings, fair values, and cash flows based on a hypothetical change in these rates and prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our credit facility since the interest is indexed to LIBOR. We entered into our current credit facility on May 3, 2019, and simultaneously terminated our previous credit facility. The applicable interest rate for the outstanding borrowings under our credit facility as of December 31, 2021 and 2020 was 2.3750% and 2.0625%, respectively. Amounts outstanding as of December 31, 2021 and 2020 were $140,375,000 and $33,579,000, respectively. A change of 100-basis points in market interest rates would cause an impact of approximately $1,404,000 to annual interest expense as of December 31, 2021.

Foreign Currency Risks

We transact business predominantly in U.S. dollars, Australian dollars, Euros, and Canadian dollars. Given the current geopolitical environment and other economic uncertainties worldwide, changes in the relation to these and other currencies to the U.S. dollar will affect our sales and profitability and could result in exchange losses. For the year ending December 31, 2021, approximately 41% of our pro forma sales were denominated in foreign currencies (compared to 36% in the prior year), the most significant of which were the Australian Dollar, Euro, Canadian Dollar, Norwegian Kroner, and Swiss Franc. The primary purpose of our foreign currency hedging activities is to mitigate the foreign currency exchange rate exposure on the cash flows related to forecasted inventory purchases and sales. A hypothetical 10% change in foreign currency rates would not have a material effect on foreign currency gains and losses related to the foreign currency derivatives or the net fair value of the Company’s foreign currency derivatives. We have not held a material amount of foreign assets during the years ended December 31, 2021, 2020, and 2019, and do not believe our foreign assets expose us to a material foreign currency risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CLARUS CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clarus Corporation and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisitions — Refer to Note 2 to the financial statements

Critical Audit Matter Description

On July 1, 2021, the Company acquired Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”), and on December 1, 2021, the Company acquired MaxTrax Australia Pty Ltd (“MAXTRAX”). The Company accounted for each acquisition as a business combination. Accordingly, the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values, including Rhino-Rack trademarks of $72.8 million, customer relationships of $40.4 million, and product technologies of $15 million, and MAXTRAX trademarks of $10.6 million and customer relationships of $9.0 million. Product technology and trademarks are valued using the relief-from-royalty method, and customer relationships are valued using the multi-period excess earnings model. The determination of the fair value of these intangible assets required management to make significant estimates and assumptions related to forecasted sales growth rates, cash flows, market-based royalty rates, and estimated discount rates.

We identified the valuation of the Rhino-Rack trademarks, customer relationships, and product technologies and MAXTRAX trademarks and customer relationships as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of these intangible assets. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of forecasted sales growth rates, cash flows, market-based royalty rates, and estimated discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasted future sales growth rates, cash flows, market-based royalty rates, and estimated discount rates for the acquired Rhino-Rack trademarks, customer relationships, and product technologies and MAXTRAX trademarks and customer relationships included the following, among others:

•We tested the effectiveness of internal controls over the valuation of the intangible assets, including those over forecasted sales growth rates and cash flows, and the selection of market-based royalty rates and estimated discount rates.

•We assessed the reasonableness of management’s forecasted sales growth rates and cash flows by comparing the forecasts to historical results of Rhino-Rack and MAXTRAX, industry publications, and external data.

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

–Comparing the selected market-based royalty rates to comparable licensing agreements.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 7, 2022

We have served as the Company's auditor since 2018.

CLARUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2021	2020
Assets
Current assets
Cash	$19,465	$17,789
Accounts receivable, net	66,180	50,475
Inventories	129,354	68,356
Prepaid and other current assets	11,831	5,385
Income tax receivable	116	117
Total current assets	226,946	142,122

Property and equipment, net	42,826	26,956
Other intangible assets, net	73,683	19,416
Indefinite-lived intangible assets	128,271	47,523
Goodwill	118,090	26,715
Deferred income taxes	22,433	11,113
Other long-term assets	19,578	6,846
Total assets	$631,827	$280,691

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$31,488	$21,483
Accrued liabilities	27,473	13,182
Income tax payable	4,437	956
Current portion of long-term debt	9,585	4,000
Total current liabilities	72,983	39,621

Long-term debt, net	131,948	30,621
Deferred income taxes	35,280	1,227
Other long-term liabilities	21,448	4,628
Total liabilities	261,659	76,097

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
41,105 and 35,198 issued and 37,094 and 31,228 outstanding, respectively	4	4
Additional paid in capital	662,996	513,979
Accumulated deficit	(263,342)	(286,100)
Treasury stock, at cost	(24,440)	(23,789)
Accumulated other comprehensive (loss) income	(5,050)	500
Total stockholders' equity	370,168	204,594
Total liabilities and stockholders' equity	$631,827	$280,691

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019

Sales
Domestic sales	$225,878	$132,226	$121,751
International sales	149,916	91,781	107,686
Total sales	375,794	224,007	229,437

Cost of goods sold	238,862	146,212	149,146
Gross profit	136,932	77,795	80,291

Operating expenses
Selling, general and administrative	105,494	71,428	68,680
Restructuring charge	-	-	13
Transaction costs	11,843	2,433	166
Contingent consideration benefit	(1,605)	-	-

Total operating expenses	115,732	73,861	68,859

Operating income	21,200	3,934	11,432

Other income (expense)
Interest expense, net	(2,939)	(1,261)	(1,358)
Other, net	(4,382)	912	(93)

Total other expense, net	(7,321)	(349)	(1,451)

Income before income tax	13,879	3,585	9,981
Income tax benefit	(12,214)	(1,960)	(8,991)
Net income	26,093	5,545	18,972

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6,721)	1,766	(359)
Unrealized gain (loss) on hedging activities	1,171	(963)	(421)
Other comprehensive (loss) income	(5,550)	803	(780)
Comprehensive income	$20,543	$6,348	$18,192

Net income per share:
Basic	$0.79	$0.18	$0.64
Diluted	0.73	0.18	0.61

Weighted average shares outstanding:
Basic	33,136	30,175	29,820
Diluted	35,686	31,225	30,993

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$26,093	$5,545	$18,972
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	5,985	4,801	4,550
Amortization of other intangible assets	9,834	4,070	3,552
Amortization of debt issuance costs	505	311	283
(Gain) loss on disposition of property and equipment	(63)	104	62
Noncash lease expense	2,384	898	728
Contingent consideration benefit	(1,675)	-	-
Stock-based compensation	9,477	6,791	2,949
Deferred income taxes	(14,423)	(3,201)	(8,995)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,464)	(7,665)	(6,163)
Inventories	(34,071)	11,007	(9,145)
Prepaid and other assets	(3,560)	(1,849)	856
Accounts payable	2,746	5,006	1,221
Accrued liabilities	2,935	2,715	909
Income taxes	(7)	859	(257)
Net cash (used in) provided by operating activities	(304)	29,392	9,522

Cash Flows From Investing Activities:
Purchase of businesses, net of cash received	(160,988)	(30,498)	-
Proceeds from disposition of property and equipment	229	327	20
Purchases of property and equipment	(17,383)	(5,411)	(4,116)
Net cash used in investing activities	(178,142)	(35,582)	(4,096)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	122,140	49,571	132,215
Repayments on revolving credit facilities	(119,219)	(55,501)	(131,607)
Repayments on term loans	(7,467)	(2,000)	(31)
Proceeds from issuance of term loans	109,157	20,000	-
Payment of debt issuance costs	(985)	(79)	(709)
Purchase of treasury stock	(651)	(1,520)	(4,167)
Proceeds from exercise of stock options	1,805	2,152	1,000
Cash dividends paid	(3,335)	(1,520)	(2,987)
Proceeds from the sale of common stock	80,264	11,476	-
Common stock issuance costs	(1,032)	(325)	-
Net cash provided by (used in) financing activities	180,677	22,254	(6,286)

Effect of foreign exchange rates on cash	(555)	22	77

Change in cash	1,676	16,086	(783)
Cash, beginning of year	17,789	1,703	2,486
Cash, end of period	$19,465	$17,789	$1,703

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$1,984	$426	$209
Cash paid for interest	$2,252	$970	$1,086
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for business acquisitions	$57,927	$-	$-
Deferred stock consideration for business acquisition	$4,457	$-	$-
Contingent consideration for business acquisitions	$5,209	$-	$-
Property and equipment purchased with accounts payable	$269	$173	$408
Lease liabilities arising from obtaining right of use assets	$6,517	$622	$1,889
Gain on transfer of entity under common control	$576	$-	$-
Stock dividends	$-	$1,533	$-

See accompanying notes to consolidated financial statements.

CLARUS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2018	33,244	$3	$488,404	$(304,577)	(3,496)	$(18,102)	$477	$166,205
Net income	-	-	-	18,972	-	-	-	18,972
Other comprehensive loss	-	-	-	-	-	-	(780)	(780)
Cash dividends ($0.10 per share)	-	-	-	(2,987)	-	-	-	(2,987)
Purchase of treasury stock	-	-	-	-	(359)	(4,167)	-	(4,167)
Stock-based compensation expense	-	-	2,949	-	-	-	-	2,949
Proceeds from exercise of options	371	-	1,000	-	-	-	-	1,000
Balance, December 31, 2019	33,615	$3	$492,353	$(288,592)	(3,855)	$(22,269)	$(303)	$181,192
Net income	-	-	-	5,545	-	-	-	5,545
Other comprehensive income	-	-	-	-	-	-	803	803
Cash dividends ($0.05 per share)	-	-	-	(1,520)	-	-	-	(1,520)
Stock dividends ($0.05 per share)	133	-	1,533	(1,533)	-	-	-	-
Purchase of treasury stock	-	-	-	-	(115)	(1,520)	-	(1,520)
Stock-based compensation expense	244	-	6,791	-	-	-	-	6,791
Proceeds from exercise of options	306	-	2,152	-	-	-	-	2,152
Issuance of common stock, net of issuance costs	900	1	11,150	-	-	-	-	11,151
Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	26,093	-	-	-	26,093
Other comprehensive loss	-	-	-	-	-	-	(5,550)	(5,550)
Cash dividends ($0.10 per share)	-	-	-	(3,335)	-	-	-	(3,335)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Gain on transfer of entity under common control	-	-	576	-	-	-	-	576
Stock-based compensation expense	-	-	9,477	-	-	-	-	9,477
Proceeds from exercise of options	322	-	1,805	-	-	-	-	1,805
Issuance of common stock, net of issuance costs	3,163	-	79,232	-	-	-	-	79,232
Shares issued in business acquisitions	2,422	-	57,927	-	-	-	-	57,927
Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168

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

Nature of Business

Headquartered in Salt Lake City, Utah, Clarus is a global leading designer, developer, manufacturer and distributor of best-in-class outdoor equipment and lifestyle products focused on the outdoor and consumer enthusiast markets. Our mission is to identify, acquire and grow outdoor “super fan” brands through our unique “innovate and accelerate” strategy. We define a “super fan” brand as a brand that creates the world’s pre-eminent, performance-defining product that the best-in-class user cannot live without. Each of our brands has a long history of continuous product innovation for core and everyday users alike. The Company’s products are principally sold globally under the Black Diamond®, Sierra®, Barnes® and Rhino-Rack® and MAXTRAX® brand names through outdoor specialty and online retailers, our own websites, distributors and original equipment manufacturers.

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

On August 21, 2017, the Company acquired Sierra Bullets, L.L.C. (“Sierra”). On November 6, 2018, the Company acquired the assets of SKINourishment, Inc. (“SKINourishment”). On October 2, 2020, the Company completed the acquisition of certain assets and liabilities constituting the Barnes business (“Barnes”). On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to the fair value of net assets acquired in business combinations, excess or obsolete inventory, allowance for credit losses, contingent consideration liabilities, and valuation of deferred tax assets. We base our estimates on historical experience, projected future cash flows, and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

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

Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At December 31, 2021 and 2020, the Company did not hold any amounts that were considered to be cash equivalents.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Accounts Receivable and Allowance for Credit Losses

The Company records its trade receivables at sales value. The trade receivables do not bear interest. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information. The Company evaluates the collectability of its accounts receivable and determines the appropriate allowance for credit losses based on a combination of factors. A non-specific allowance for estimated credit losses is recorded based on historical experience of collectability. In addition, specific allowances are established for customer accounts as known collection problems occur due to insolvency, disputes or other collection issues. The amounts of these specific allowances are estimated by management based on the customer’s financial position, the age of the customer’s receivables and the reasons for any disputes. The allowance for credit losses is reduced by subsequent collections of the specific allowances or by any write-off of customer accounts that are deemed uncollectible. The allowance for credit losses was $811 and $1,433 at December 31, 2021 and 2020, respectively. There were no significant write-offs during the years ended December 31, 2021, 2020, and 2019.

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

Property and Equipment

Property and equipment is stated at historical cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives. The principal estimated useful lives are: buildings, 30 years; building improvements, 20 years; computer hardware and software and machinery and equipment, 3-15 years; furniture and fixtures, 5 years. Leasehold improvements are amortized over the lesser of the estimated useful life of the improvement or the life of the lease. Major replacements, which extend the useful lives of equipment, are capitalized and depreciated over the remaining useful life. Normal maintenance and repair items are expensed as incurred. Property and equipment are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable. Property and equipment located outside of the United States are not considered material.

Leases

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

Variable lease payments are generally expensed as incurred and include certain non-lease components, such as common area maintenance and other services provided by the lessor, and other charges such as utilities, insurance and property taxes included in the lease.  Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for leases is recognized on a straight-line basis over the lease term. Non-lease components are excluded from the right-of-use (“ROU”) asset and lease liability present value computations. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Goodwill

Goodwill represents the excess of the purchase price over the fair market value of identifiable net assets of acquired companies. Goodwill is not amortized, but rather is tested at the reporting unit level at least annually for impairment or more frequently if triggering events or changes in circumstances indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that a reporting unit's fair value is less than its carrying amount, a quantitative impairment analysis is performed. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. Based on the results of the Company’s annual impairment tests completed during the fourth quarter, the Company determined that goodwill was not impaired. No impairment was recorded during the years ended December 31, 2021, 2020, and 2019.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Intangible Assets

Intangible assets represent other intangible assets and indefinite-lived intangible assets acquired. The Company’s other intangible assets, such as certain customer relationships, product technologies, tradenames, trademarks and core technologies are amortized over their estimated useful lives. Other intangible assets are reviewed for impairment whenever events or changes in circumstances exist that indicate the carrying amount of an asset may not be recoverable or annually as of December 31st of each year.

The Company’s indefinite-lived intangible assets consists of certain tradenames and trademarks that provide Black Diamond Equipment, PIEPS, Sierra, Barnes, Rhino-Rack, and MAXTRAX with the exclusive and perpetual rights to manufacture and sell their respective products. Indefinite-lived intangible assets are not amortized; however, they are tested at least annually for impairment or more frequently if events or changes in circumstances exist that may indicate impairment. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If, through this qualitative assessment, the conclusion is made that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount, or the Company elects to bypass the qualitative assessment, a quantitative impairment analysis is performed by comparing the indefinite-lived intangible asset's book value to its estimated fair value. The fair value for indefinite-lived intangible assets is determined through an income approach using the relief-from-royalty method. The amount of any impairment is measured as the difference between the carrying amount and the fair value of the impaired asset. Based on the results of the Company’s annual impairment tests during the years ended December 31, 2021, 2020, and 2019, no impairment of indefinite-lived intangible assets was recorded.

Derivative Financial Instruments

The Company uses derivative instruments to hedge currency rate movements on foreign currency denominated sales. The Company enters into forward contracts, option contracts and non-deliverable forwards to manage the impact of foreign currency fluctuations on a portion of its forecasted foreign currency exposure. These derivatives are carried at fair value on the Company’s consolidated balance sheets in prepaid and other current assets, other long-term assets, accrued liabilities, and other long-term liabilities. Changes in fair value of the derivatives not designated as hedge instruments are included in the determination of net income. For derivative contracts designated as hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged item is recognized in earnings.

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

Stock-Based Compensation

The Company records compensation expense for all share-based awards granted based on the fair value of the award at the time of the grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses assumptions and estimates that the Company believes are reasonable. Stock-based compensation costs for stock awards and restricted stock awards is measured based on the closing market value of the Company’s common stock on the date of the grant. For restricted stock awards subject to market conditions, the fair value of each restricted stock award has been estimated as of the date of grant using the Monte-Carlo pricing model. The Company recognizes the cost of the share-based awards on a straight-line basis over the requisite service period of the award and recognizes forfeitures in the period they occur. Stock options granted have contractual terms of up to ten years. Upon exercise of stock options or vesting of restricted stock awards, the Company issues shares from new shares authorized and reserved for issuance.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Revenue Recognition

The Company recognizes revenue when a contract exists with a customer that specifies the goods and services to be provided at an agreed upon sales price and when the performance obligation is satisfied by transferring the goods or service to the customer. The performance obligation is considered complete when control transfers, which is determined when products are shipped or delivered to the customer depending on the terms of the contract. Sales are made on normal and customary short-term credit terms or upon delivery of point-of-sale transactions.

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

Sales commissions are expensed as incurred. These costs are recorded in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. Taxes collected from customers and remitted to government authorities are reported on the net basis and are excluded from sales.

Cost of Goods Sold

The expenses that are included in cost of goods sold include all direct product costs and costs related to shipping, certain warehousing or handling, duties and importation fees. Product warranty costs and specific provisions for excess, close-out, or slow-moving inventory are also included in cost of goods sold. Certain warehousing or handling costs which are not associated with the manufacturing of goods for sale are excluded from cost of goods sold.

Selling, General and Administrative Expense

Selling, general and administrative expense includes personnel-related costs, including stock-based compensation, product development, selling, advertising, visual merchandise, depreciation and amortization, and other general operating expenses. Advertising costs are expensed in the period incurred. Total advertising expense, including cooperative advertising costs, were $5,945, $3,833, and $4,588 for the years ended December 31, 2021, 2020, and 2019, respectively.

Through cooperative advertising programs, the Company reimburses its wholesale customers for some of their costs of advertising the Company’s products based on various criteria, including the value of purchases from the Company and various advertising specifications. Cooperative advertising costs were not material for the years ended December 31, 2021 and 2020. Cooperative advertising costs were $287 for the year ended December 31, 2019 and were included in selling, general, and administrative expense because the Company receives an identifiable benefit in exchange for the cost, the advertising may be obtained from a party other than the customer, and the fair value of the advertising benefit can be reasonably estimated.

Product Warranty

Some of the Company’s products carry warranty provisions for defects in quality and workmanship. Warranty repairs and replacements are recorded in cost of goods sold and a warranty liability is established at the time of sale to cover estimated costs based on the Company’s history of warranty repairs and replacements. For the years ended December 31, 2021, 2020, and 2019, the Company experienced warranty claims on its products of $1,863, $1,201, and $1,123, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Research and Development

Research and development costs are charged to expense as incurred, and are included in selling, general and administrative expenses in the accompanying consolidated statements of comprehensive income. Total research and development costs were $11,857, $10,159, and $10,575 for the years ended December 31, 2021, 2020, and 2019, respectively.

Transaction Costs

Transaction costs consists of expenses related to the Company’s various acquisition efforts and capital-raising activities associated with acquiring Sierra, Barnes, Rhino-Rack and MAXTRAX.

Income Taxes

Income taxes are accounted for under the asset and liability method. Income taxes are based on amounts of taxes payable or refundable in the current year and on expected future tax consequences of events that are recognized in the financial statements in different periods than they are recognized in tax returns. As a result of timing of recognition and measurement differences between financial accounting standards and income tax laws, temporary differences arise between amounts of pre-tax financial statement income and taxable income and between reported amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases. Deferred income tax assets and liabilities reported in the consolidated balance sheets reflect estimated future tax effects attributable to these temporary differences and to net operating loss and net capital loss carryforwards, based on enacted tax rates expected to be in effect for years in which the differences are expected to be settled or realized. The Company has netted these deferred tax assets and deferred tax liabilities by jurisdiction. Realization of deferred tax assets is dependent on future taxable income in specific jurisdictions. Valuation allowances are used to reduce deferred tax assets to amounts considered more likely than not to be realized. U.S. deferred income taxes are not provided on undistributed income of foreign subsidiaries where such earnings are considered to be permanently invested. Unremitted taxes on undistributed foreign earnings are not material for the years ended December 31, 2021, 2020, and 2019

The Company releases residual tax effects in accumulated other comprehensive (loss) income through continuing operations as the underlying asset matures or expires.

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax benefit. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward, are presented as a reduction to deferred income taxes. The Company recognizes interest expense and penalties related to uncertain tax positions in income tax expense (benefit).

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

During the years ended December 31, 2021, 2020 and 2019, Recreational Equipment, Inc. (“REI”) accounted for approximately 10%, 10% and 14%, respectively, of the Company’s sales and is included in the Outdoor segment. No other single customer contributed more than 10% of our sales during those periods. As of December 31, 2021 and 2020, REI accounted for approximately 11% and 11% of the Company’s accounts receivable, respectively.

Fair Value Measurements

The carrying value of cash, accounts receivable, accrued liabilities approximate their respective fair values due to the short-term nature and liquidity of these financial instruments. Derivative financial instruments are recorded at fair value based on current market pricing models. The Company estimates that, due to the variable interest rates reflecting current market rates, the fair value of its long-term debt obligations under its revolving credit facility and term loan approximate the carrying value at December 31, 2021 and 2020.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Contingent Consideration Liabilities

Contingent consideration liabilities are required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired company, such as sales-based milestones, and estimated probabilities of achievement. Based on updated estimates and projections, the contingent consideration liabilities are adjusted at each reporting date to their estimated fair value. Changes in fair value subsequent to the acquisition date are reported in contingent consideration benefit in the accompanying consolidated statements of comprehensive income. Variations in the fair value of contingent consideration liabilities may result from changes in discount periods or rates, changes in the timing and amount of sales estimates, and changes in probability assumptions with respect to the likelihood of achieving sales milestones.

Segment Information

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments.

Reclassifications

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. Specifically, accounts payable and accrued liabilities, which were combined and disclosed as one amount, are now presented separately.

Recent Accounting Pronouncements

Accounting Pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which is being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period. Currently, management does not believe that the impact of transitioning from LIBOR to SOFR will have a material effect on the interest rates of the company.

NOTE 2. ACQUISITIONS

MAXTRAX

On November 26, 2021, Clarus, through Oscar Aluminium Pty Ltd (“Oscar Aluminium”), an indirect wholly-owned Australian subsidiary of the Company, entered into a Share and Unit Purchase Agreement (the “MAXTRAX Purchase Agreement”) to acquire Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). On December 1, 2021, the transaction contemplated by the MAXTRAX Purchase Agreement was consummated. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of MAXTRAX (the “MAXTRAX Acquisition”).

Under the terms of the MAXTRAX Purchase Agreement, Oscar Aluminium acquired MAXTRAX for an aggregate purchase price of $AUD 49,744 (approximately $35,475), subject to a post-closing adjustment. The purchase price was comprised of $AUD 37,551 (approximately $26,780) cash, 107 shares of the Company’s common stock valued at $2,594, and additional consideration described below. The shares of the Company’s common stock issued are subject to a lock-up agreement restricting sales for 180 days from the closing of the MAXTRAX Acquisition. The MAXTRAX Purchase Agreement also provides for the payment of additional consideration in the form of shares of the Company’s common stock valued at $AUD 6,250 (approximately $4,457) split equally on June 30, 2022 and 2023. The MAXTRAX Purchase Agreement provides for the payment of additional contingent consideration up to $AUD 6,250 (approximately $4,457) in cash if certain future net sales thresholds are met during 2022 and 2023 (the “MAXTRAX Contingent Consideration”). The Company estimated the fair value of the MAXTRAX Contingent Consideration to be $AUD 2,307 (approximately $1,644) and has recorded this liability within accrued liabilities and other long-term liabilities.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The acquisition was accounted for as a business combination. Acquisition-related costs for the MAXTRAX Acquisition, which were included in transaction costs during the year ended December 31, 2021 were $446.

Rhino-Rack

On May 30, 2021, Clarus, through Oscar Aluminium, an indirect wholly-owned Australian subsidiary of the Company, entered into a Share Sale and Purchase Agreement (the “Rhino-Rack Purchase Agreement”) to acquire Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On July 1, 2021, the transaction contemplated by the Rhino-Rack Purchase Agreement was consummated. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of Rhino-Rack (the “Rhino-Rack Acquisition”).

Under the terms of the Rhino-Rack Purchase Agreement, Oscar Aluminium acquired Rhino-Rack for an aggregate purchase price of $AUD 269,696 (approximately $202,488), subject to a post-closing adjustment. The purchase price was comprised of $AUD 191,249 (approximately $143,590) cash, 2,315 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The shares of the Company’s common stock issued were subject to a lock-up agreement restricting sales for 180 days from the closing of the Acquisition. The Purchase Agreement also provides for the payment of additional contingent consideration up to $AUD 10,000 (approximately $7,508) in cash if certain future net sales thresholds are met during 2022 (the “Contingent Consideration”). The Company estimated the fair value of the Contingent Consideration to be $AUD 4,747 (approximately $3,565) and has recorded this liability within accrued liabilities.

The acquisition was accounted for as a business combination. Acquisition-related costs for the Rhino-Rack Acquisition, which were included in transaction costs during the year ended December 31, 2021 were $10,975.

Barnes

On September 30, 2020, the Company entered into an Asset Purchase Agreement (the “Barnes Asset Purchase Agreement”) with Remington Outdoor Company, Inc. and certain of its subsidiaries (the “Seller”), pursuant to which the Company agreed to (i) acquire certain assets of the Seller constituting the Barnes business (“Barnes”), including equipment, inventory, intellectual property (including exclusive use of Barnes’ intellectual property in the all-copper and powdered metallurgy ammunition fields as well as its trademarks) and a leasehold interest in certain real property located in Mona, Utah (collectively, the “Barnes Purchased Assets”) and (ii) assume certain liabilities related to the Barnes Purchased Assets in a transaction to be effected in Seller’s bankruptcy proceeding under Chapter 11 of title 11 of the United States Code, §§ 101 et seq. (the “Bankruptcy Code”) which commenced on July 27, 2020 in the United States Bankruptcy Court for the Northern District of Alabama (the “Bankruptcy Court”). Pursuant to the Barnes Asset Purchase Agreement, the purchase price to be paid for the Barnes Purchased Assets is $30,500 (the “Barnes Purchase Price”). On October 2, 2020, Sierra completed the acquisition of the Barnes Purchased Assets. Acquisition-related costs for the Barnes acquisition, which were included in transaction costs during the years ended December 31, 2021 and 2020 were $273 and $922 respectively. The acquisition was accounted for as a business combination.

The Company believes the acquisitions of MAXTRAX, Rhino-Rack and Barnes are expected to provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further acquire and grow businesses.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for MAXTRAX and Rhino-Rack are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the MAXTRAX and Rhino-Rack Acquisitions are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisitions. The fair value measurements for the acquisition of Barnes have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for MAXTRAX and Rhino-Rack is included in the Adventure segment and goodwill for Barnes is included in the Precision Sport segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

	MAXTRAX		Rhino-Rack		Barnes
	December 1, 2021		July 1, 2021		October 2, 2020
	Number of Shares	Estimated Fair Value	Number of Shares	Estimated Fair Value	Estimated Fair Value

Cash paid	-	$26,780	-	$143,590	$30,500

Issuance of shares of Clarus Corporation	107	2,594	2,315	55,333	-

Future issuance of shares of Clarus Corporation	-	4,457	-	-	-

Contingent consideration	-	1,644	-	3,565	-

Total purchase consideration	107	$35,475	2,315	$202,488	$30,500

Assets acquired and liabilities assumed
Assets
Cash		$1,869		$7,513	$2
Accounts receivable		2,791		10,769	-
Inventories		1,819		27,046	4,535
Prepaid and other current assets		883		644	612
Property and equipment		139		4,619	4,036
Other intangible assets		10,341		55,400	7,500
Indefinite-lived intangible assets		10,555		72,800	5,600
Goodwill		14,458		78,347	8,625
Other long-term assets		979		11,468	4,355
Total assets		43,834		268,606	35,265

Liabilities
Accounts payable and accrued liabilities		1,435		16,511	842
Income tax payable		251		3,413	-
Current portion of long-term debt		-		607	-
Long-term debt		-		2,107	-
Deferred income taxes		5,863		32,451	-
Other long-term liabilities		810		11,029	3,923
Total liabilities		8,359		66,118	4,765

Net Book Value Acquired		$35,475		$202,488	$30,500

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

In connection with the acquisitions, the Company acquired exclusive rights to MAXTRAX’s, Rhino-Rack’s, and Barnes’ trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives are as follows:

	MAXTRAX		Rhino-Rack		Barnes
		Average		Average		Average
	Gross	Useful Life	Gross	Useful Life	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$8,986	13.5 years	$40,400	13.5 years	$5,700	10.0 years
Product technologies	1,355	7.0 years	15,000	10.0 years	1,800	10.0 years
Intangibles not subject to amortization
Trademarks	10,555	N/A	72,800	N/A	5,600	N/A
	$20,896	12.6 years	$128,200	12.6 years	$13,100	10.0 years

The full amount of goodwill of $14,458 at MAXTRAX and $78,347 at Rhino-Rack is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and MAXTRAX and Rhino-Rack or their sellers prior to the acquisition. MAXTRAX and Rhino-Rack revenue and operating income are included in the Adventure segment. Total revenue of $1,728 and net income of $183 of MAXTRAX were included in the Company’s consolidated statements of comprehensive income from the date of acquisition to December 31, 2021. Total revenue of $43,411 and net loss of $7,310 of Rhino-Rack were included in the Company’s consolidated statements of comprehensive income from the date of acquisition to December 31, 2021.

The acquisition of Barnes is treated as a purchase of assets for tax purposes. As such, the basis in the assets of Barnes is equal for both book and tax, which results in no initial recognition of deferred tax assets or liabilities. Furthermore, the full amount of goodwill recorded of $8,625 is expected to be deductible for tax purposes. No pre-existing relationships existed between the Company and the Barnes sellers prior to the acquisition. Barnes revenue and operating income were included in the Precision Sport segment.

The following unaudited pro forma results are based on the individual historical results of the Company, MAXTRAX, Rhino-Rack, and Barnes, with adjustments to give effect as if the acquisition and borrowings used to finance the acquisition had occurred on January 1, 2020 for MAXTRAX and Rhino-Rack and January 1, 2019 for Barnes, after giving effect to certain adjustments including the amortization of intangible assets, depreciation of fixed assets, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

	Year Ended December 31,
	2021	2020
Sales	$441,624	$324,539
Net income	$46,903	$10,148
Net income per share - basic	$1.42	$0.34
Net income per share - diluted	$1.31	$0.32

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2020 for MAXTRAX and Rhino-Rack or January 1, 2019 for Barnes. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Material nonrecurring adjustments excluded from the unaudited pro forma financial information above consists of $12,616 transaction costs and $5,399 step up of inventory to its preliminary fair value, which is expected to be recorded as an unfavorable adjustment to cost of goods sold.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 3. INVENTORIES

Inventories, as of December 31, 2021 and 2020, were as follows:

	December 31, 2021	December 31, 2020
Finished goods	$86,647	$50,132
Work-in-process	10,336	6,429
Raw materials and supplies	32,371	11,795
	$129,354	$68,356

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net as of December 31, 2021 and 2020, were as follows:

	December 31, 2021	December 31, 2020

Land	$4,160	$3,160
Building and improvements	16,403	7,324
Furniture and fixtures	6,677	5,715
Computer hardware and software	7,512	5,707
Machinery and equipment	33,581	26,848
Construction in progress	4,312	3,042
	72,645	51,796
Less accumulated depreciation	(29,819)	(24,840)
	$42,826	$26,956

Depreciation expense was $5,985, $4,801, and $4,550 for the years ended December 31, 2021, 2020, and 2019, respectively.

NOTE 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table summarizes the changes in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Balance at December 31, 2019	$-	$18,090	$-	$18,090

Increase due to acquisition of Barnes	-	8,625	-	8,625

Balance at December 31, 2020	$-	$26,715	$-	$26,715

Increase due to acquisitions of Rhino-Rack and MAXTRAX	-	-	92,805	92,805
Impact of foreign currency exchange rates	-	-	(1,430)	(1,430)

Balance at December 31, 2021	$-	$26,715	$91,375	$118,090

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2020	$47,523

Increase due to acquisitions of Rhino-Rack and MAXTRAX	83,355
Impact of foreign currency exchange rates	(2,607)

Balance at December 31, 2021	$128,271

Trademarks classified as indefinite-lived intangible assets by brand as of December 31, 2021 and 2020, were as follows:

	December 31, 2021	December 31, 2020
Black Diamond	$19,600	$19,600
PIEPS	3,166	3,423
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	70,278	–
MAXTRAX	10,727	–
	$128,271	$47,523

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2020	$40,840

Increase due to acquisitions of Rhino-Rack and MAXTRAX	65,741
Impact of foreign currency exchange rates	(1,900)

Gross balance at December 31, 2021	$104,681

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other intangible assets, net of amortization as of December 31, 2021 and 2020, were as follows:

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$80,078	$(23,804)	$56,274	13.8 years
Product technologies	22,393	(5,557)	16,836	10.2 years
Tradename / trademark	1,263	(690)	573	9.4 years
Core technologies	947	(947)	-	10.0 years
	$104,681	$(30,998)	$73,683	12.9 years

	December 31, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$31,930	$(16,783)	$15,147	14.2 years
Product technologies	6,700	(3,151)	3,549	11.5 years
Tradename / trademark	1,263	(543)	720	9.4 years
Core technologies	947	(947)	-	10.0 years
	$40,840	$(21,424)	$19,416	13.5 years

Amortization expense for the years ended December 31, 2021, 2020, and 2019, was $9,834, $4,070, and $3,552, respectively. Future amortization expense for other intangible assets as of December 31, 2021 is as follows:

Years Ending December 31,	Amortization Expense
2022	$15,789
2023	13,384
2024	11,266
2025	9,113
2026	7,012
Thereafter	17,119
$73,683

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of December 31, 2021 and 2020, were as follows:

	December 31, 2021	December 31, 2020

Accrued payroll and related items	$5,029	$2,807
Accrued bonus	3,615	1,535
Designated forward exchange contracts	-	1,539
Accrued warranty	1,529	1,354
Current lease liabilities	2,824	973
Accrued commissions	811	475
Contingent consideration liabilities	2,791	-
Accrued excise tax	724	331
Other	10,150	4,168
	$27,473	$13,182

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Other long-term liabilities as of December 31, 2021 and 2020, were as follows:

	December 31, 2021	December 31, 2020

Long-term lease liability	$15,111	$4,414
Deferred stock consideration for business acquisition	4,530	-
Contingent consideration liability	694	-
Other	1,113	214
	$21,448	$4,628

NOTE 7. LONG-TERM DEBT, NET

Long-term debt as of December 31, 2021 and 2020, was as follows:

	December 31, 2021	December 31, 2020

Revolving credit facility (a)	$18,501	$15,579
Other debt (b)	1,467	1,042
Term loan (c)	121,874	18,000
Debt issuance costs	(309)	-
	141,533	34,621
Less current portion	(9,585)	(4,000)
	$131,948	$30,621

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

The Credit Agreement as amended by Amendment No. 3, increased aggregate amount of the term loan facility thereunder to $125,000 and increased the maximum amount of the revolving loan facility thereunder to $100,000. The Credit Agreement continues to permit the Loan Parties, subject to certain requirements, to arrange with lenders for an aggregate of up to $50,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Credit Agreement of up to $275,000.

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

All obligations under the Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of December 31, 2021.

(a)As of December 31, 2021, the Company had drawn $18,501 on the $100,000 revolving commitment that was available under the credit agreement with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement (as defined below). As of December 31, 2021 and 2020, the interest rate was 2.3750% and 2.0625%, respectively.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between February 21, 2022 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of December 31, 2021, the interest rates ranged between 1.3387% and 5.1651% and as of December 31, 2020, the rate was 1.3387%. The credit facilities are secured by certain assets of the foreign subsidiaries.

(c)Under the Credit Agreement, the Company had access to a term loan facility that was available for drawdown until May 3, 2020.  On April 30, 2020, the Company borrowed $20,000 under such term loan facility. On July 1, 2021, under Amendment No. 3, the aggregate amount of the term loan facility was increased to $125,000 and the term loan was fully borrowed at the closing of Amendment No. 3. The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 each beginning with September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of December 31, 2021, the rate was 2.3752%. As part of the Rhino-Rack Acquisition, the Company assumed certain current and long-term debt of approximately $2,252 which was settled during the year ended December 31, 2021.

The aggregate maturities of the revolving credit facility for the years subsequent to December 31, 2021 are as follows:

2022	$9,585
2023	13,602
2024	118,655
Total future long-term debt payments	141,842
Less amount representing debt discounts	(309)
Total carrying amount of long-term debt	141,533
Less current portion	(9,585)
Long-term debt obligations	$131,948

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

During the year ended December 31, 2021, the Company held currency forward contracts to mitigate currency fluctuations related to the estimated cash purchase price of Rhino-Rack totaling $AUD 193,650 with a maturity date of July 1, 2021. These contracts were not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the year ended December 31, 2021, losses of $4,281 were recorded in other, net expense.

At December 31, 2021, the Company’s derivative contracts had remaining maturities of less than one and one-half years. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. As of December 31, 2021, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $487 on all contracts as of December 31, 2021. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The Company held the following contracts designated as hedged instruments as of December 31, 2021 and 2020:

December 31, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,850	February 2023
Foreign exchange contracts - Euros	€ 20,104	February 2023

December 31, 2020
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,587	February 2022
Foreign exchange contracts - Euros	€ 24,481	February 2022

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive (loss) income and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Losses of $223 and $139 were reclassified to sales during the years ended December 31, 2021 and 2020, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of December 31, 2021 and 2020:

	Classification	December 31, 2021	December 31, 2020

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$491	$-
Forward exchange contracts	Other long-term assets	$20	$-

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$-	$1,539
Designated forward exchange contracts	Other long-term liabilities	$24	$90

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive (loss) income before reclassifications	(6,721)	1,000	(5,721)
Amounts reclassified from other comprehensive (loss) income	-	171	171
Net current period other comprehensive (loss) income	(6,721)	1,171	(5,550)
Balance as of December 31, 2021	$(5,241)	$191	$(5,050)

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2019	$(286)	$(17)	$(303)
Other comprehensive income (loss) before reclassifications	1,766	(1,069)	697
Amounts reclassified from other comprehensive (loss) income	-	106	106
Net current period other comprehensive income (loss)	1,766	(963)	803
Balance as of December 31, 2020	$1,480	$(980)	$500

The effects on net income of amounts reclassified from unrealized gains (losses) on cash flow hedges for foreign exchange contracts and foreign currency translation adjustments for the years ended December 31, 2021 and 2020 were as follows:

	Losses reclassified from AOCI to the Consolidated Statements of Comprehensive Income
Affected line item in the Consolidated	Twelve Months Ended
Statements of Comprehensive Income	December 31, 2021	December 31, 2020
Foreign exchange contracts:
Sales	$(223)	$(139)
Less: Income tax benefit	(52)	(33)
Amount reclassified, net of tax	$(171)	$(106)

Total reclassifications from AOCI	$(171)	$(106)

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

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$511	$-	$511
	$-	$511	$-	$511

Liabilities
Designated forward exchange contracts	$-	$24	$-	$24
Contingent consideration liabilities	-	-	3,485	3,485
	$-	$24	$3,485	$3,509

	December 31, 2020
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$-	$-	$-
	$-	$-	$-	$-

Liabilities
Designated forward exchange contracts	$-	$1,629	$-	$1,629
	$-	$1,629	$-	$1,629

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at December 31, 2021 and 2020.

The Company estimated the fair value of the Contingent Consideration liabilities using a series of call options. Significant unobservable inputs used in the valuation include a discount rates ranging from 4.8% to 8.0%. The Contingent Consideration liabilities are remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized in contingent consideration benefit in the accompanying consolidated statements of comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

Detail of the Contingent Consideration for the year ended December 31, 2021:

Increase due to acquisition of Rhino-Rack	$3,565
Increase due to acquisition of MAXTRAX	1,644
Fair value adjustments	(1,605)
Impact of foreign currency exchange rates	(119)
Balance at December 31, 2021	$3,485

As the Contingent Consideration liabilities are remeasured to fair value each reporting period, significant increases or decreases in projected sales, discount rates or the time until payment is made would have resulted in a significantly lower or higher fair value measurement. Our determination of fair value of the Contingent Consideration liabilities could change in future periods based on our ongoing evaluation of these significant unobservable inputs.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

NOTE 11. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On May 1, 2020, the Company announced that, in light of the operational impact of the COVID-19 pandemic, its Board of Directors temporarily replaced its Quarterly Cash Dividend with a stock dividend (the “Quarterly Stock Dividend”). In 2021, 2020 and 2019 our total Quarterly Cash Dividends were $3,335, $1,520 and $2,987, respectively. In 2020, our total Quarterly Stock Dividends were $1,533, which combined with our cash dividend in 2020 of $1,520, resulted in total dividends in 2020 of $3,053. On February 25, 2022, the Company announced that its Board of Directors approved the payment on March 18, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on March 7, 2022.

On October 25, 2021, the Company entered into an underwriting agreement with BofA Securities, Inc., as representative of the several underwriters named therein (the “Underwriters”), relating to the public offer and sale of 2,750 shares of the Company’s common stock at a price to the public of $27.00 per share. The Underwriters received an underwriting discount of 6%, or $1.62 per share, in connection with the sale of the shares of Common Stock in the offering. In addition, the Company granted the Underwriters a 30-day option to purchase up to 413 additional shares of common stock on the same terms and conditions which was fully exercised. The net proceeds to the Company from the offering, including the Underwriters’ exercise of their 30-day option but before expenses and after deducting the applicable underwriting discounts and commissions, were $80,264.

On September 25, 2020, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with three existing stockholders of the Company. Pursuant to the Purchase Agreement, the Company sold 900 shares of its common stock in a registered direct offering. The proceeds to the Company from this offering were $11,476.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Year Ended December 31,
	2021	2020	2019

Weighted average shares outstanding - basic	33,136	30,175	29,820
Effect of dilutive stock awards	2,509	1,050	1,173
Effect of dilutive deferred stock consideration for business acquisition	41	-	-
Weighted average shares outstanding - diluted	35,686	31,225	30,993

Net income per share:
Basic	$0.79	$0.18	$0.64
Diluted	0.73	0.18	0.61

For the years ended December 31, 2021, 2020, and 2019, equity awards of 509, 868, and 702, respectively, were outstanding and anti-dilutive and therefore not included in the calculation of net income per share for these periods.

NOTE 13. STOCK-BASED COMPENSATION PLAN

Under the Company’s current 2015 Stock Incentive Plan (the “2015 Plan”), the Company’s Board of Directors (the “Board of Directors”) has flexibility to determine the type and amount of awards to be granted to eligible participants, who must be employees, directors, officers or consultants of the Company or its subsidiaries. The 2015 Plan allows for grants of incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and restricted units. The aggregate number of shares of common stock that may be granted through awards under the 2015 Plan to any employee in any calendar year may not exceed 500 shares. The 2015

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Plan will continue in effect until December 2025 unless terminated sooner.  As of December 31, 2021, the number of shares authorized and reserved for issuance under the 2015 Plan is 7,400 shares, subject to automatic annual increase equal to 5% of the total number of shares of the Company’s outstanding common stock.

Options Granted:

During the year ended December 31, 2021, the Company issued stock options for an aggregate of 500 shares under the 2015 Plan to directors and employees of the Company. The options issued during the year ended December 31, 2021 generally vest and become exercisable over a period of one to three years and expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020	2019

Number of options	500	1,098	188
Option vesting period	1 - 3 Years	1 - 5 Years	1 - 3 Years
Grant price (per share)	$15.15 - $24.43	$9.99 - $16.93	$13.21
Dividend yield	0.41% - 0.66%	0.59% - 1.00%	0.76%
Expected volatility (a)	39.1% - 43.6%	40.9% - 44.2%	41.0% - 41.2%
Risk-free interest rate	0.50% - 1.02%	0.41% - 0.65%	1.88% - 1.93%
Expected life (years) (b)	5.31 - 6.00	5.31 - 6.50	5.31 - 6.00
Weighted average fair value (per share)	$5.88 - $9.23	$3.72 - $6.89	$4.87 - $5.13

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

Using these assumptions, the fair value of the stock options granted during the years ended December 31, 2021, 2020, and 2019 was $3,239, $5,310, and $952, respectively, which will be amortized as stock-based compensation expense over the vesting period of the options.

Stock Award Granted:

On September 14, 2020, the Company issued and granted to the Executive Chairman a stock award of 244 shares under the 2015 Plan, which vested immediately. The fair value of the stock award was calculated as of the date of grant using the closing market price. The grant date fair value of the stock award granted during the year ended December 31, 2020 was $3,314, which was immediately recognized to selling, general and administrative expenses.

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

On August 27, 2020, the Company issued and granted to an employee a restricted stock award of 100 restricted shares under the 2015 Plan, of which 100 restricted shares will vest if, on or before August 27, 2023, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days. For computing the fair value of the 100 restricted shares with a market condition, the fair value of the restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. During the year ended December 31, 2021, the market-based condition was met and the restricted shares became fully vested.

On January 7, 2019, the Company issued and granted to an employee a restricted stock award of 350 restricted shares under the 2015 Plan, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the “Price Trigger Date”); and (B) once the Price Trigger Date occurs, (i) 117 shares of the Company’s common stock shall vest on each of the first and second anniversary of the Price Trigger Date; and (ii) 116 shares of the Company’s common stock shall vest on the third anniversary of the Price Trigger Date. For computing the fair value of the 350 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. During the year ended December 31, 2021, the market-based condition was met and the Price Trigger Date occurred.

On January 7, 2019, the Company issued and granted to an employee a restricted stock award of 150 restricted shares under the 2015 Plan, that will vest as follows: (A) the stock award will vest and become nonforfeitable if, on or before January 7, 2024, the closing price of the Company’s common stock shall have equaled or exceeded $15.00 per share for twenty consecutive trading days (such 20th day being the Price Trigger Date); and (B) once the Price Trigger Date occurs, the shares shall equally vest on each of the first, second, third and fourth anniversary of the Price Trigger Date. For computing the fair value of the 150 restricted shares with a market condition, the fair value of each restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the assumptions below. During the year ended December 31, 2021, the market-based condition was met and the Price Trigger Date occurred.

	May 28, 2021	August 27, 2020	January 7, 2019

Number issued	500	100	500
Vesting period	$35.00 stock price target	$15.00 stock price target	$15.00 stock price target
Grant price (per share)	$23.69	$12.72	$10.21
Dividend yield	0.42%	0.79%	0.0%
Expected volatility	42.3%	41.1%	42.4%
Risk-free interest rate	0.30%	0.19%	2.53%
Expected term (years)	1.05	0.52	4.28 - 5.28
Weighted average fair value (per share)	$14.46	$9.91	$7.92

Using these assumptions, the fair value of the market condition restricted stock awards granted on May 28, 2021, August 27, 2020, and January 7, 2019 were approximately $7,230, $991, and $3,753, respectively.

The total non-cash stock compensation expense related to stock options and restricted stock awards recorded by the Company was as follows:

	Year Ended December 31,
	2021	2020	2019

Restricted stock awards	$5,241	$1,488	$1,058
Stock options	4,236	1,989	1,891
Stock awards	-	3,314	-
Total	$9,477	$6,791	$2,949

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

For the years ended December 31, 2021, 2020, and 2019, stock-based compensation costs were classified as selling, general and administrative expense. A summary of changes in outstanding options and restricted stock awards during the year ended December 31, 2021 is as follows:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Restricted Stock Awards
Outstanding at December 31, 2020	3,901	$9.30	$23,802	600

Granted	500	16.93		500
Exercised or vested	(222)	8.13		(100)
Expired	-	-		-
Cancelled	-	-		-
Forfeited	(38)	-		-
Outstanding at December 31, 2021	4,141	$10.27	$72,265	1,000

Options exercisable at December 31, 2021	2,625	8.56	$50,290

The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by significant ranges for options outstanding and exercisable as of December 31, 2021:

			Remaining Life In Years		Weighted Average
Exercise Price Range	Outstanding	Exercisable	Outstanding	Exercisable	Exercise Price
$4.38 - $23.47	4,041	2,587	5.8	5.7	$8.33
$23.47 - $24.43	100	38	9.4	9.4	$24.43
	4,141	2,625	6.1	5.9	$8.56

The intrinsic value of options exercised was $3,425, $2,006, and $607 during the years ended December 31, 2021, 2020, and 2019, respectively. The intrinsic value of restricted stock awards vested was $1,623, $0, and $3,252 during the years ended December 31, 2021, 2020, and 2019, respectively. Total fair value of options vested during the years ended December 31, 2021, 2020, and 2019 was $3,227, $1,722 and $1,610, respectively. Total fair value of restricted stock awards vested during the years ended December 31, 2021, 2020, and 2019 was $991, $0, and $919, respectively.

The fair value of unvested restricted stock awards is determined based on the market price of our shares of common stock on the grant date or using the Monte-Carlo pricing model. As of December 31, 2021, there were 1,516 unvested stock options and unrecognized compensation cost of $6,261 related to unvested stock options, as well as 1,000 unvested restricted stock awards and unrecognized compensation cost of $4,419 related to unvested restricted stock awards. Unrecognized compensation cost of unvested stock options and restricted stock awards are expected to be recognized over the weighted average period of 1.8 years and 0.8 years, respectively.

NOTE 14. RESTRUCTURING

As part of the conclusion of the Company’s review of strategic alternatives, the Company initiated restructuring activities in efforts to further realign resources within the organization (the “2015 Restructuring Plan”) and completed the plan in 2018 with a final payment in 2019. During the year ended December 31, 2019 we incurred $13 of restructuring charges related to the 2015 Restructuring Plan. We have incurred $2,694 of cumulative restructuring charges since the commencement of the 2015 Restructuring Plan.

NOTE 15. COMMITMENTS AND CONTINGENCIES

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

NOTE 16. INCOME TAXES

Consolidated income before income taxes consists of the following:

	Year Ended December 31,
	2021	2020	2019

U.S. operations	$16,947	$362	$8,553
Foreign operations	(3,068)	3,223	1,428
Income before income tax	$13,879	$3,585	$9,981

The components of the benefit for income taxes consist of the following:

	Year Ended December 31,
	2021	2020	2019

Current:
Federal	$141	$34	$(41)
State and local	887	390	179
Foreign	2,057	863	111
	3,085	1,287	249
Deferred:
Federal	4,338	3,084	1,133
State and local	353	44	(156)
Foreign	(2,020)	(91)	3,273
	2,671	3,037	4,250
Change in valuation allowance for deferred income taxes	(17,970)	(6,284)	(13,490)
	(15,299)	(3,247)	(9,240)

Income tax benefit	$(12,214)	$(1,960)	$(8,991)

The Company’s foreign operations that are considered to be permanently reinvested have statutory tax rates of approximately 25% to 30%.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The following is a reconciliation of the statutory federal income tax rate to the effective rate reported in the Company’s financial statements:

	Year Ended December 31,
	2021	2020	2019

Statutory income tax expense	21.0%	21.0%	21.0%
Increase (decrease) in income taxes resulting from:
Foreign taxes	1.3	3.6	0.2
State income taxes, net of federal income taxes	10.1	10.2	1.9
Income tax credits	(14.1)	(17.1)	(5.6)
Incentive stock options	(5.5)	9.9	(3.7)
Change in effective state rate	(0.5)	2.3	(0.1)
Deferred tax asset write-offs	-	73.1	31.4
Executive compensation limitation	7.3	15.6	-
Change in valuation allowance	(129.5)	(175.4)	(135.9)
Research and development expenditure	1.7	-	-
Fair value inventory step-up	4.8	-	-
Transactions costs	10.2	-	-
Other	5.2	2.1	0.7
Income tax benefit	(88.0)%	(54.7)%	(90.1)%

The deferred tax asset write-offs relate to historical research and development tax credits and certain investments that were fully offset by a release in the valuation allowance.

Deferred income tax assets and liabilities are determined based on the difference between the financial reporting carrying amounts and tax bases of existing assets and liabilities and operating loss and tax credit carryforwards. Significant components of the Company’s existing deferred income tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	December 31,
	2021	2020

Deferred tax assets:
Net operating loss, capital loss amount and research & experimentation credit carryforwards	$26,530	$37,206
Non-cash compensation	2,576	1,528
Accrued liabilities	1,944	274
Reserves and other	6,885	1,462
Depreciation	4	-
Intangibles	245	68
	38,184	40,538
Valuation allowance	(4,378)	(22,348)
Net deferred tax assets	33,806	18,190
Deferred tax liabilities:
Depreciation	(1,737)	(1,074)
Intangibles	(44,814)	(7,529)
Other	(102)	299
	(46,653)	(8,304)

Total	$(12,847)	$9,886

Certain deferred income tax balances are not netted as they represent deferred amounts applicable to different taxing jurisdictions. The Company has provided a valuation allowance against a portion of the deferred tax assets as of December 31, 2021, because the ultimate realization of those assets does not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of net operating loss carryforwards for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

The net change in the valuation allowance for deferred income tax assets was ($17,970), ($6,284), and ($13,490) during the years ended December 31, 2021, 2020, and 2019, respectively. A roll forward of our valuation allowance for deferred income tax assets for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Balance at Beginning of Year	Charged to Costs and Expenses	Other Adjustments	Balance at End of Year

2019	$42,122	$(13,473)	$(17)	$28,632
2020	$28,632	$(6,284)	$-	$22,348
2021	$22,348	$(17,970)	$-	$4,378

As of December 31, 2021, the Company has net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $60,712 and $2,289, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The majority of the Company’s pre-tax income is currently earned and expected to be earned in the U.S., or taxed in the U.S. as Subpart F. income and will be offset with the NOLs. There are $39,507 of NOLs that expire on December 31, 2022, which the Company expects to realize in their entirety in 2022. Therefore, the Company has eliminated any remaining valuation allowance associated with these NOLs during the year ended December 31, 2021.

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
December 31, 2021

Expiration Dates December 31,	Net Operating Loss Amount
2022	$39,507
2023	5,712
2024	3,566
2025 and beyond	11,927
Total	$60,712

Tax positions are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. The Company conducts its business globally. As a result, the Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions and are subject to examination for the open tax years in the U.S. federal and state jurisdictions of 2015 through 2019 and in the foreign jurisdictions of 2007 through 2019. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.

A reconciliation of the beginning and ending amount of total unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows:

	December 31,
	2021	2020	2019

Balance, beginning of year	$427	$561	$545
Additions for current year tax positions	143	87	77
Additions for prior year tax positions	237	12	11
Reductions for prior year tax positions	(111)	(233)	(72)
Balance, end of year	$696	$427	$561

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Included in the balance of total unrecognized tax benefits at December 31, 2021 and 2020, are potential benefits of $696 and $427, respectively, that if recognized, would affect the effective rate, subject to impact of valuation allowance, on income from continuing operations. Unrecognized tax benefits that reduce a net operating loss, similar tax loss or tax credit carryforward are presented as a reduction to deferred income taxes. As a result, the Company classified $250 and $292 of its unrecognized tax benefit as a reduction to deferred tax assets as of December 31, 2021 and 2020, respectively.

Interest and penalty expense recognized related to uncertain tax positions were not significant during the years ending December 31, 2021, 2020, and 2019, respectively. Total accrued interest and penalties as of December 31, 2021 and 2020, were not significant.

NOTE 17. SEGMENT INFORMATION

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•Our Outdoor segment, formerly known as our Black Diamond segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•Our Precision Sport segment, formerly known as our Sierra segment, which includes Sierra and Barnes, includes two iconic American manufacturers of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

•Our Adventure segment, formerly known as our Rhino-Rack segment, which includes Rhino-Rack and MAXTRAX, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards and accessories in Australia and New Zealand and a growing presence in the United States.

As noted above, the Company has a wide variety of technical outdoor equipment and lifestyle products focused on the climb, ski, mountain, precision sport and adventure product categories that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the terms and nature of revenue recognition policy is similar for all segments. The precision sport product category represents the Precision Sport segment revenue and the adventure product category represents the Adventure segment revenue.

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Year Ended December 31,
	2021	2020	2019
Sales to external customers:
Outdoor
Domestic sales	$112,775	$86,717	$100,294
International sales	108,057	84,514	99,652
Total Outdoor	220,832	171,231	199,946
Precision Sport
Domestic sales	101,059	45,509	21,457
International sales	8,764	7,267	8,034
Total Precision Sport	109,823	52,776	29,491
Adventure
Domestic sales	12,044	-	-
International sales	33,095	-	-
Total Adventure	45,139	-	-
Total sales to external customers	375,794	224,007	229,437
Segment operating income:
Outdoor	16,171	5,933	15,553
Precision Sport	34,224	12,924	4,008
Adventure	(2,196)	-	-
Total segment operating income	48,199	18,857	19,561
Restructuring charge	-	-	(13)
Transaction costs	(11,843)	(2,433)	(166)
Contingent consideration benefit	1,605	-	-
Corporate and other expenses	(21,143)	(11,578)	(8,043)
Interest expense, net	(2,939)	(1,261)	(1,358)
Income before income tax	$13,879	$3,585	$9,981

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of December 31, 2021 and 2020, were as follows:

	December 31,
	2021	2020

Outdoor	$166,751	$141,746
Precision Sport	142,549	113,430
Adventure	298,364	-
Corporate	24,163	25,515
	$631,827	$280,691

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Year Ended December 31,
	2021	2020	2019
Capital expenditures:
Outdoor	$3,120	$3,376	$2,636
Precision Sport	13,486	2,035	1,480
Adventure	777	-	-
Total capital expenditures	$17,383	$5,411	$4,116
Depreciation:
Outdoor	$2,888	$2,782	$2,645
Precision Sport	2,633	2,019	1,905
Adventure	464	-	-
Total depreciation	$5,985	$4,801	$4,550
Amortization:
Outdoor	$1,030	$1,061	$1,111
Precision Sport	3,753	3,009	2,441
Adventure	5,051	-	-
Total amortization	$9,834	$4,070	$3,552

NOTE 18. LEASES

The Company has entered into leases for certain facilities, vehicles and other equipment. Our leases have remaining contractual terms of up to nine years, some of which include options to extend the leases for up to five years. Our lease costs are primarily related to facility leases for inventory warehousing, administration offices and vehicles. The Company’s finance leases are immaterial.

Lease ROU assets and liabilities as of December 31, 2021 and 2020, were as follows:

	Balance Sheet Classification	December 31, 2021	December 31, 2020

Assets
Lease ROU assets	Other long-term assets	$17,637	$5,334

Liabilities
Current lease liabilities	Accrued liabilities	$2,824	$973
Noncurrent lease liabilities	Other long-term liabilities	$15,111	$4,414

Lease costs were as follows:

	Affected line item in the Consolidated	Year Ended
	Statements of Comprehensive Income	December 31, 2021	December 31, 2020
Lease costs	Cost of goods sold, Selling, general and administrative	$2,611	$940
Variable lease costs	Cost of goods sold, Selling, general and administrative	642	194
Short-term lease costs	Cost of goods sold, Selling, general and administrative	183	189
		$3,436	$1,323

CLARUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, except per share amounts)

The maturity of lease liabilities as of December 31, 2021 are as follows:

Years Ending December 31,	Lease Payments
2022	$3,319
2023	3,103
2024	3,017
2025	3,091
2026	2,288
Thereafter	5,078
Total future lease payments	19,896
Less: amount representing interest	(1,961)
Present value of future lease payments	17,935
Less: current lease obligations	(2,824)
Long-term lease obligations	$15,111

As of December 31, 2021, our leases have a weighted-average remaining lease term of 6.59 years and a weighted-average discount rate of 2.81%.

NOTE 19. RELATED PARTY TRANSACTIONS

As part of the Rhino-Rack Acquisition, on July 1, 2021, the Company paid a fee in the amount of $1,750 to Kanders & Company, Inc. (“Kanders & Company”) in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the Rhino-Rack Acquisition. Mr. Warren B. Kanders, the Company’s Executive Chairman of the Board of Directors, is a member of the Board of Directors and sole stockholder of Kanders & Company.

Additionally, at closing of Amendment No. 3 on July 1, 2021, the Company paid a fee in the amount of $250 to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating Amendment No. 3.

On October 25, 2021, the Company paid a fee in the amount of $500 to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the public offer and sale of the Company’s common stock.

On September 25, 2020, the Company paid a fee in the amount of $250 to Kanders & Company in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, and negotiating the sale of the Company’s common stock in a registered direct offering.

Upon the Company’s acquisition of Barnes, on October 2, 2020, the Company paid a fee in the amount of $500 to Kanders & Company, which is included in transaction costs, in consideration of the significant support received by the Company from Kanders & Company in sourcing, structuring, performing due diligence and negotiating the acquisition of Barnes.

NOTE 20. SUBSEQUENT EVENT

On January 3, 2022, the Company entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”). Amendment No. 4, among other things, permits (i) the Company to borrow in Australian Dollars and New Zealand Dollars in order to support the operations of the Company in Australia and New Zealand and (ii) provides for addbacks to EBITDA, for debt covenant purposes, (as defined in the Credit Agreement) under the Credit Agreement for expenses relating to activities in respect of acquisitions, dispositions, investments and financings (whether or not these transactions are actually consummated).

CLARUS CORPORATION

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2021, were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013).

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). Management excluded Rhino-Rack and MAXTRAX from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Rhino-Rack’s and MAXTRAX’s combined financial statements constitute 11% of total assets (excluding goodwill and intangible assets, which are included within the assessment) and 12% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2021.

Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021. The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control Over Financial Reporting

The Company acquired MAXTRAX and Rhino-Rack on December 1, 2021 and July 1, 2021, respectively. The Company is currently in the process of integrating the internal controls over financial reporting at MAXTRAX and Rhino-Rack. Except for the inclusion of MAXTRAX and continued integration of Rhino-Rack, there has been no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

CLARUS CORPORATION

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Clarus Corporation:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Clarus Corporation and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 7, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Rhino-Rack, which was acquired on July 1, 2021, and MAXTRAX, which was acquired on December 21, 2021, and whose combined financial statements constitute 11% of total assets (excluding goodwill and intangible assets, which are included within the assessment) and 12% of total sales of the consolidated financial statement amounts as of and for the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at Rhino-Rack and MAXTRAX.

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

/s/ Deloitte & Touche LLP

Salt Lake City, Utah

March 7, 2022

CLARUS CORPORATION

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and ethics that applies to its all of its directors and employees, including the chief executive officer, chief financial officers, and all senior financial officers of the Company and its subsidiaries, including the principal financial officer, principal accounting officer, controller and internal audit staff of the Company and its subsidiaries. In addition, such officers are also subject to the Code of Ethics for Senior Executive Officer and Senior Financial Officers. These documents may be accessed at www.cadre-holdings.com, our Internet website, at the tab “Governance” under the section called “Governance Documents.” The Company intends to disclose future amendments to, or waivers from, certain provisions of its codes of conduct, if any, on the above website within five business days following the date of such amendment or waiver.

Other information required by this Item 10 of Form 10-K will be included in our 2022 Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 of Form 10-K will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

(a)(3) The following Exhibits are hereby filed as part of this Annual Report on Form 10-K:

CLARUS CORPORATION

Exhibit Number	Exhibit
1.1

Underwriting Agreement dated as of October 26, 2021 by and among the Company, on the one hand, and BofA Securities, Inc., as representative of the several underwriters named therein, on the other hand (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on October 29, 2021, and incorporated herein by reference).

2.1

Purchase and Sale Agreement by and among Everest/Sapphire Acquisition, LLC Sierra Bullets L.L.C., BHH Management, Inc. and Lumber Management, Inc., dated as of August 21, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 25, 2017 and incorporated herein by reference).

2.2

Stock Purchase Agreement dated March 10, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson and Steven Kottman (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2020 and incorporated herein by reference).

2.3

Letter Agreement dated April 30, 2020, by and among Everest/Sapphire Acquisition, LLC, the Company, S.K.B. Corporation, David Sanderson, Steven Kottman and Steven Kottman, as Sellers’ Representative (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2020 and incorporated herein by reference).

2.4

Asset Purchase Agreement dated September 30, 2020, by and among Sierra Bullets, L.L.C., as Buyer, and Remington Outdoor Company, Inc., certain of its subsidiaries, as Seller (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 2, 2020 and incorporated herein by reference).

2.5

Share Sale and Purchase Agreement dated as of May 30, 2021, by and among Oscar Aluminium Pty Ltd, Clarus Corporation, Cropley Nominees Pty Ltd, Richard Cropley, Hugh Cropley and Oliver Cropley (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on June 4, 2021, and is incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of the Company (filed as Appendix C to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on November 6, 2002 and incorporated herein by reference).

3.2

Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on July 31, 2003 and incorporated herein by reference).

3.3

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 24, 2011 and incorporated herein by reference).

3.4

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 14, 2017 and incorporated herein by reference).

3.5

Amended and Restated Bylaws of the Company (filed as Appendix D to the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on November 6, 2002 and incorporated herein by reference).

3.6

Amendment No. 1 to the Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.4 of the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2003).

3.7

Amendment No. 2 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2010 and incorporated herein by reference).

3.8

Amendment No. 3 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 9, 2010 and incorporated herein by reference).

3.9

Amendment No. 4 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 9, 2016 and incorporated herein by reference).

3.10

Amendment No. 5 to the Amended and Restated By-Laws of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on August 7, 2017 and incorporated herein by reference).

3.11

Form of Certificate of Designation of Series A Junior Participating Preferred Stock (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008 and incorporated herein by reference).

4.1

See Exhibits 3.1, 3.2, 3.3, 3.4, 3.5, 3.6, 3.7, 3.8, 3.9, 3.10 and 3.11 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining rights of the holders of Common Stock of the Company.

4.2	Company’s Specimen Common Stock Certificate.

CLARUS CORPORATION

4.3

Rights Agreement, dated as of February 12, 2008, by and between the Company and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008 and incorporated herein by reference).

4.4

Form of Rights Certificate (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on February 13, 2008 and incorporated herein by reference).

10.1

Form of Indemnification Agreement for Directors and Executive Officers of the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 23, 2002 and incorporated herein by reference).

10.2

Employment Agreement between the Company and Warren B. Kanders, dated as of June 1, 2017 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 6, 2017 and incorporated herein by reference). +

10.3

Employment Agreement, dated as of August 27, 2020, between the Company and Aaron Kuehne (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2020 and incorporated herein by reference).+

10.4

Employment Agreement between the Company and John Walbrecht, dated as of January 1, 2021 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 6, 2021 and incorporated herein by reference). +

10.5

Company’s 2005 Stock Incentive Plan (filed as Appendix A of the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on May 2, 2005 and incorporated herein by reference). +

10.6

Amendment No. 1 to the Company’s 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 7, 2010 and incorporated herein by reference). +

10.7

Company’s 2015 Stock Incentive Plan (filed as Appendix A to the Company’s Proxy Statement, filed with the Securities and Exchange Commission on November 9, 2015 and incorporated herein by reference). +

10.8

Form of Stock Option Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 and incorporated herein by reference). +

10.9

Form of Stock Award Agreement for the Company’s 2015 Stock Incentive Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 17, 2015 and incorporated herein by reference). +

10.10

Form of 5% Unsecured Subordinated Note due May 28, 2017 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on June 4, 2010 and incorporated herein by reference).

10.11

Credit Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2019 and incorporated herein by reference).

10.12

Pledge and Security Agreement, effective as of May 3, 2019, by and among the Company, Black Diamond Equipment, Ltd., Black Diamond Retail, Inc., Sierra Bullets, L.L.C., Everest/Sapphire Acquisition, LLC, BD European Holdings, LLC, SKINourishment, LLC, Black Diamond Retail – Alaska, LLC, the other grantors party thereto, and JPMorgan Chase Bank, N.A. (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 6, 2019 and incorporated herein by reference).

10.13

Amendment No. 2 to Credit Agreement dated as of November 12, 2020, by and among the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 17, 2020 and incorporated herein by reference)..

CLARUS CORPORATION

10.14

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

10.15

Amendment No. 4 dated as of January 3, 2022, to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019, and Amendment No. 2 dated November 12, 2020, and Amendment No. 3 dated July 1, 2021, by and among Clarus Corporation, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, and Black Diamond Retail – Wyoming, LLC, as borrowers, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, Regions Bank and Bank of America, N.A., as co-documentation agents, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger, and the other lenders from time to time party thereto . **

10.16

Letter to Greenhouse Funds LLLP dated November 7, 2017 (filed as Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2017 and incorporated herein by reference).

10.17

Letter to Brown Advisory Incorporated dated September 25, 2020 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2020 and incorporated herein by reference).

10.18

Letter to ArrowMark Colorado Holdings, LLC dated January 25, 2019 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2019 and incorporated herein by reference).

10.19

Letter to TT Investimentos Ltda. dated March 23, 2020 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 24, 2020 and incorporated herein by reference).

10.20

Letter to TT Investimentos Ltda. dated April 5, 2021 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2021 and incorporated herein by reference)

10.21

Letter to TT Investimentos Ltda. dated October 6, 2021 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2021 and incorporated herein by reference)

10.22

Securities Purchase Agreement, September 25, 2020, by and between the Company and the Purchasers thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 29, 2020 and incorporated herein by reference).

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

ITEM 16. SUMMARY

None.

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLARUS CORPORATION

Date: March 7, 2022	By: /s/ Michael J. Yates
Michael J. Yates
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Name	Title

/s/ Warren B. Kanders	Executive Chairman and Director (Principal Executive Officer)
Warren B. Kanders

/s/ Michael J. Yates	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Michael J. Yates

/s/ Donald L. House	Director
Donald L. House

/s/ Nicholas Sokolow	Director
Nicholas Sokolow

/s/ Michael A. Henning	Director
Michael A. Henning

/s/ Susan Ottmann	Director
Susan Ottmann

/s/ c James E. Walker III	Director
James E. Walker III