Form 10-Q
period 2022-03-31
Clarus Corp
filed 2022-05-09
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2022

or

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

As of May 4, 2022, there were 37,224,109 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash	$16,451	$19,465
Accounts receivable, less allowance for
credit losses of $1,283 and $811	69,530	66,180
Inventories	152,718	129,354
Prepaid and other current assets	12,838	11,831
Income tax receivable	258	116
Total current assets	251,795	226,946

Property and equipment, net	43,168	42,826
Other intangible assets, net	71,327	73,683
Indefinite-lived intangible assets	131,115	128,271
Goodwill	121,064	118,090
Deferred income taxes	22,456	22,433
Other long-term assets	20,157	19,578
Total assets	$661,082	$631,827

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$34,098	$31,488
Accrued liabilities	30,176	27,473
Income tax payable	1,844	4,437
Current portion of long-term debt	12,103	9,585
Total current liabilities	78,221	72,983

Long-term debt, net	139,829	131,948
Deferred income taxes	36,892	35,280
Other long-term liabilities	23,034	21,448
Total liabilities	277,976	261,659

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
41,272 and 41,105 issued and 37,210 and 37,094 outstanding, respectively	4	4
Additional paid in capital	666,489	662,996
Accumulated deficit	(258,963)	(263,342)
Treasury stock, at cost	(25,537)	(24,440)
Accumulated other comprehensive income (loss)	1,113	(5,050)
Total stockholders' equity	383,106	370,168
Total liabilities and stockholders' equity	$661,082	$631,827

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021

Sales
Domestic sales	$62,307	$47,573
International sales	50,969	27,758
Total sales	113,276	75,331

Cost of goods sold	69,024	48,281
Gross profit	44,252	27,050

Operating expenses
Selling, general and administrative	34,175	20,885
Transaction costs	1,201	476
Contingent consideration expense	763	-

Total operating expenses	36,139	21,361

Operating income	8,113	5,689

Other expense
Interest expense, net	(1,116)	(238)
Other, net	(67)	(140)

Total other expense, net	(1,183)	(378)

Income before income tax	6,930	5,311
Income tax expense (benefit)	1,621	(366)
Net income	5,309	5,677

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	6,077	(1,016)
Unrealized gain on hedging activities	86	896
Other comprehensive income (loss)	6,163	(120)
Comprehensive income	$11,472	$5,557

Net income per share:
Basic	$0.14	$0.18
Diluted	0.13	0.17

Weighted average shares outstanding:
Basic	37,161	31,283
Diluted	39,802	32,750

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows From Operating Activities:
Net income	$5,309	$5,677
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	1,832	1,356
Amortization of other intangible assets	4,120	1,197
Amortization of debt issuance costs	170	82
Loss on disposition of property and equipment	9	-
Noncash lease expense	694	331
Contingent consideration expense	754	-
Stock-based compensation	3,367	1,524
Deferred income taxes	524	(697)
Changes in operating assets and liabilities:
Accounts receivable	437	66
Inventories	(23,137)	(2,388)
Prepaid and other assets	(856)	(5,730)
Accounts payable	(2,101)	(3,224)
Accrued liabilities	820	(1,229)
Income taxes	(2,737)	517
Net cash used in operating activities	(10,795)	(2,518)

Cash Flows From Investing Activities:
Purchases of property and equipment	(1,900)	(1,347)
Net cash used in investing activities	(1,900)	(1,347)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	25,670	11,637
Repayments on revolving credit facilities	(13,689)	(16,565)
Repayments on term loans	(1,613)	(1,000)
Purchase of treasury stock	(1,097)	(651)
Proceeds from exercise of stock options	126	166
Cash dividends paid	(930)	(783)
Net cash provided by (used in) financing activities	8,467	(7,196)

Effect of foreign exchange rates on cash	1,214	(203)

Change in cash	(3,014)	(11,264)
Cash, beginning of year	19,465	17,789
Cash, end of period	$16,451	$6,525

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$3,844	$75
Cash paid for interest	$926	$161
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$425	$293
Lease liabilities arising from obtaining right of use assets	$1,164	$3,539

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	5,677	-	-	-	5,677
Other comprehensive loss	-	-	-	-	-	-	(120)	(120)
Cash dividends ($0.025 per share)	-	-	-	(783)	-	-	-	(783)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Stock-based compensation expense	-	-	1,524	-	-	-	-	1,524
Proceeds from exercise of options	127	-	246	-	-	-	-	246
Balance, March 31, 2021	35,325	$4	$515,749	$(281,206)	(4,011)	$(24,440)	$380	$210,487

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net income	-	-	-	5,309	-	-	-	5,309
Other comprehensive income	-	-	-	-	-	-	6,163	6,163
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(51)	(1,097)	-	(1,097)
Stock-based compensation expense	-	-	3,367	-	-	-	-	3,367
Proceeds from exercise of options	167	-	126	-	-	-	-	126
Balance, March 31, 2022	41,272	$4	$666,489	$(258,963)	(4,062)	$(25,537)	$1,113	$383,106

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of March 31, 2022 and December 31, 2021, and for the three months ended March 31, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three months ended March 31, 2022, are not necessarily indicative of the results to be obtained for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022.

Clarus, incorporated in Delaware in 1991, acquired Black Diamond Equipment, Ltd. (“Black Diamond Equipment”) in May 2010, and changed its name to Black Diamond, Inc. in January 2011. In October 2012, we acquired PIEPS Holding GmbH and its subsidiaries (collectively, “PIEPS”). On August 14, 2017, the Company changed its name from Black Diamond, Inc. to Clarus Corporation and its stock ticker symbol from “BDE” to “CLAR” on the NASDAQ stock exchange.

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

Significant Accounting Policies

Accounting Pronouncements not yet adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which is being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Management will continue to evaluate the impact of the adoption and implementation of this standard, but currently management does not believe that the impact of transitioning from LIBOR to SOFR will have a material effect on the interest rates of the company.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 2. ACQUISITIONS

MAXTRAX

On November 26, 2021, Clarus entered into a Share and Unit Purchase Agreement (the “MAXTRAX Purchase Agreement”) to acquire Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”), which subsequently closed on December 1, 2021. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of MAXTRAX (the “MAXTRAX Acquisition”).

The Company acquired MAXTRAX for an aggregate purchase price of $AUD 49,744 (approximately $35,475), subject to a post-closing adjustment, comprised of $AUD 37,551 (approximately $26,780) cash, 107 shares of the Company’s common stock valued at $2,594, and additional consideration described below. The MAXTRAX Purchase Agreement also provides for the payment of additional consideration in the form of shares of the Company’s common stock valued at $AUD 6,250 (approximately $4,457) split equally on June 30, 2022 and 2023. The MAXTRAX Purchase Agreement provides for the payment of additional contingent consideration up to $AUD 6,250 (approximately $4,457) in cash if certain future net sales thresholds are met during 2022 and 2023 (the “MAXTRAX Contingent Consideration”). The Company estimated the initial fair value of the MAXTRAX Contingent Consideration to be $AUD 2,307 (approximately $1,644) and has recorded this liability within accrued liabilities and other long-term liabilities. The acquisition was accounted for as a business combination.

Rhino-Rack

On May 30, 2021, Clarus entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) to acquire Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”), which subsequently closed on July 1, 2021. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of Rhino-Rack (the “Rhino-Rack Acquisition”).

The Company acquired Rhino-Rack for an aggregate purchase price of approximately $AUD 269,696 (approximately $202,488), subject to a post-closing adjustment, comprised of approximately $AUD 191,249 (approximately $143,590) cash, 2,315 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The Purchase Agreement also provides for the payment of additional contingent consideration up to approximately $AUD 10,000 (approximately $7,508) if certain future net sales thresholds are met (the “Rhino-Rack Contingent Consideration”). The Company estimated the initial fair value of the Rhino-Rack Contingent Consideration to be approximately $AUD 4,747 (approximately $3,565) and has recorded this liability within accrued liabilities. The acquisition was accounted for as a business combination.

The Company believes the acquisitions of MAXTRAX and Rhino-Rack are expected to provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further seek to acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for MAXTRAX and Rhino-Rack are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. Since our initial purchase price allocation for the MAXTRAX acquisition, we have increased the fair value of accrued liabilities assumed and goodwill by $741. These adjustments were made after receiving certain information, which existed as of the date of acquisition, related to the fair value of assumed liabilities and such amounts were recorded during the first quarter of 2022. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the MAXTRAX and Rhino-Rack Acquisitions are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuations as soon as practicable, but not later than one year from the date of the acquisitions. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for MAXTRAX and Rhino-Rack is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

	MAXTRAX		Rhino-Rack
	December 1, 2021		July 1, 2021
	Number of Shares	Estimated Fair Value	Number of Shares	Estimated Fair Value

Cash paid	-	$26,780	-	$143,590

Issuance of shares of Clarus Corporation	107	2,594	2,315	55,333

Future issuance of shares of Clarus Corporation	-	4,457	-	-

Contingent consideration	-	1,644	-	3,565

Total purchase consideration	107	$35,475	2,315	$202,488

Assets acquired and liabilities assumed
Assets
Cash		$1,869		$7,513
Accounts receivable		2,791		10,769
Inventories		1,819		27,046
Prepaid and other current assets		883		644
Property and equipment		139		4,619
Other intangible assets		10,341		55,400
Indefinite-lived intangible assets		10,555		72,800
Goodwill		15,199		78,347
Other long-term assets		979		11,468
Total assets		44,575		268,606

Liabilities
Accounts payable and accrued liabilities		2,176		16,511
Income tax payable		251		3,413
Current portion of long-term debt		-		607
Long-term debt		-		2,107
Deferred income taxes		5,863		32,451
Other long-term liabilities		810		11,029
Total liabilities		9,100		66,118

Net Book Value Acquired		$35,475		$202,488

The estimated fair value of inventory was recorded at expected sales price less cost to sell plus a reasonable profit margin for selling efforts.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

In connection with the acquisitions, the Company acquired exclusive rights to MAXTRAX’s and Rhino-Rack’s trademarks, customer relationships, and product technologies. The amounts assigned to each class of intangible asset, other than goodwill acquired, and the related average useful lives as of the acquisition dates, are as follows:

	MAXTRAX		Rhino-Rack
		Average		Average
	Gross	Useful Life	Gross	Useful Life

Intangibles subject to amortization
Customer relationships	$8,986	13.5 years	$40,400	13.5 years
Product technologies	1,355	7.0 years	15,000	10.0 years
Intangibles not subject to amortization
Trademarks	10,555	N/A	72,800	N/A
	$20,896	12.6 years	$128,200	12.6 years

The full amount of goodwill of $15,199 for MAXTRAX and $78,347 for Rhino-Rack is expected to be non-deductible for tax purposes. No pre-existing relationships existed between the Company and MAXTRAX and Rhino-Rack or their sellers prior to the acquisition. MAXTRAX and Rhino-Rack revenue and operating income are included in the Adventure segment.

The following unaudited pro forma results are based on the individual historical results of the Company, MAXTRAX and Rhino-Rack, with adjustments to give effect as if the acquisitions and borrowings used to finance the acquisitions had occurred on January 1, 2020, after giving effect to certain adjustments, including the amortization of intangible assets, depreciation of fixed assets, interest expense and taxes and assumes the purchase price was allocated to the assets purchased and liabilities assumed based on their fair market values at the date of purchase.

Three Months Ended
March 31, 2021
Sales	$107,009
Net income	$9,985
Net income per share - basic	$0.32
Net income per share - diluted	$0.30

The unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the operating results that would have occurred had the transactions been consummated as of January 1, 2020. Furthermore, such pro forma information is not necessarily indicative of future operating results of the combined companies and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

NOTE 3. INVENTORIES

Inventories, as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Finished goods	$106,916	$86,647
Work-in-process	10,046	10,336
Raw materials and supplies	35,756	32,371
	$152,718	$129,354

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021

Land	$4,160	$4,160
Building and improvements	16,544	16,403
Furniture and fixtures	6,756	6,677
Computer hardware and software	8,374	7,512
Machinery and equipment	34,470	33,581
Construction in progress	4,435	4,312
	74,739	72,645
Less accumulated depreciation	(31,571)	(29,819)
	$43,168	$42,826

Depreciation expense for the three months ended March 31, 2022 and 2021 was $1,832 and $1,356, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Balance at December 31, 2021	$-	$26,715	$91,375	$118,090

Acquisition adjustment	-	-	741	741
Impact of foreign currency exchange rates	-	-	2,233	2,233

Balance at March 31, 2022	$-	$26,715	$94,349	$121,064

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2021	$128,271

Impact of foreign currency exchange rates	2,844

Balance at March 31, 2022	$131,115

Trademarks classified as indefinite-lived intangible assets by brand as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021
Black Diamond	$19,600	$19,600
PIEPS	3,102	3,166
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	72,801	70,278
MAXTRAX	11,112	10,727
	$131,115	$128,271

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2021	$104,681

Impact of foreign currency exchange rates	1,983

Gross balance at March 31, 2022	$106,664

Other intangible assets, net of amortization as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$81,533	$(27,032)	$54,501	13.8 years
Product technologies	22,921	(6,634)	16,287	10.2 years
Tradename / trademark	1,263	(724)	539	9.4 years
Core technologies	947	(947)	-	10.0 years
	$106,664	$(35,337)	$71,327	12.9 years

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$80,078	$(23,804)	$56,274	13.8 years
Product technologies	22,393	(5,557)	16,836	10.2 years
Tradename / trademark	1,263	(690)	573	9.4 years
Core technologies	947	(947)	-	10.0 years
	$104,681	$(30,998)	$73,683	12.9 years

Amortization expense for the three months ended March 31, 2022 and 2021, was $4,120 and $1,197, respectively. Future amortization expense for other intangible assets as of March 31, 2021 is as follows:

Years Ending December 31,	Amortization Expense
2022 (excluding the three months ended March 31, 2022)	$11,946
2023	13,714
2024	11,543
2025	9,334
2026	7,188
Thereafter	17,602
$71,327

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021

Accrued payroll and related items	$4,678	$5,029
Accrued bonus	2,972	3,615
Designated forward exchange contracts	92	-
Accrued warranty	1,928	1,529
Current lease liabilities	2,998	2,824
Accrued commissions	972	811
Contingent consideration liabilities	2,980	2,791
Accrued excise tax	912	724
Other	12,644	10,150
	$30,176	$27,473

Other long-term liabilities as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021

Long-term lease liability	$15,764	$15,111
Deferred stock consideration for business acquisition	4,693	4,530
Contingent consideration liability	1,408	694
Other	1,169	1,113
	$23,034	$21,448

NOTE 7. LONG-TERM DEBT

Long-term debt as of March 31, 2022 and December 31, 2021, was as follows:

	March 31, 2022	December 31, 2021

Revolving credit facility (a)	$30,481	$18,501
Other debt (b)	1,414	1,467
Term loan (c)	120,313	121,874
Debt issuance costs	(276)	(309)
	151,932	141,533
Less current portion	(12,103)	(9,585)
	$139,829	$131,948

On January 3, 2022, the Company and certain of its direct and indirect subsidiaries (each, a “Loan Party” and, collectively, the “Loan Parties”) entered into Amendment No. 4 to the Credit Agreement (“Amendment No. 4”), as previously amended, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (collectively, the “Credit Agreement”). Amendment No. 4, among other things, permits (i) the Company to borrow in Australian Dollars and New Zealand Dollars in order to support the operations of the Company in Australia and New Zealand and (ii) provides for addbacks to EBITDA, for debt covenant purposes, (as defined in the Credit Agreement) under the Credit Agreement for expenses relating to activities in respect of acquisitions, dispositions, investments and financings (whether or not these transactions are actually consummated).

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

All obligations under the Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Credit Agreement are not fulfilled. The Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of March 31, 2022.

(a)As of March 31, 2022, the Company had drawn $30,481 on the $100,000 revolving commitment that was available under the credit agreement, as amended, with JPMorgan Chase Bank, N.A., with a maturity date of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of March 31, 2022 and December 31, 2021, the rate was 2.3750%.

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between August 22, 2022 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of March 31, 2022 the interest rates ranged between 1.3387% and 4.9500% and as of December 31, 2021 the interest rates ranged between 1.3387% and 5.1651%. The credit facilities are secured by certain assets of the foreign subsidiaries.

(c)The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 each beginning with September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The Company pays interest monthly on any borrowings on the Credit Agreement. As of March 31, 2022 and December 31, 2021, the rate was 2.3750% and 2.3750%, respectively.

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

At March 31, 2022, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At March 31, 2022, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $534 on all contracts at March 31, 2022. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$16,440	February 2023
Foreign exchange contracts - Euros	€ 18,713	February 2023
Foreign exchange contracts - Australian Dollars	$1,863	June 2022

December 31, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,850	February 2023
Foreign exchange contracts - Euros	€ 20,104	February 2023

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive income (loss) and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $253 and $(321) were reclassified to sales during the three months ended March 31, 2022 and 2021, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of March 31, 2022 and December 31, 2021:

	Classification	March 31, 2022	December 31, 2021

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$626	$491
Designated forward exchange contracts	Other long-term assets	$-	$20

Derivative instruments in liability positions:
Designated forward exchange contracts	Accrued liabilities	$92	$-
Designated forward exchange contracts	Other long-term liabilities	$-	$24

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive income before reclassifications	6,077	280	6,357
Amounts reclassified from other comprehensive income	-	(194)	(194)
Net current period other comprehensive income	6,077	86	6,163
Balance as of March 31, 2022	$836	$277	$1,113

The following table sets forth the changes in AOCI, net of tax, for the three months ended March 31, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive income (loss) before reclassifications	(1,016)	650	(366)
Amounts reclassified from other comprehensive income (loss)	-	246	246
Net current period other comprehensive income (loss)	(1,016)	896	(120)
Balance as of March 31, 2021	$464	$(84)	$380

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three months ended March 31, 2022 and 2021, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive Income
Affected line item in the Condensed Consolidated	Three Months Ended
Statements of Comprehensive Income	March 31, 2022	March 31, 2021
Foreign exchange contracts:
Sales	$253	$(321)
Less: Income tax expense (benefit)	59	(75)
Amount reclassified, net of tax	$194	$(246)

Total reclassifications from AOCI	$194	$(246)

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

Level 3 - inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$626	$-	$626
	$-	$626	$-	$626

Liabilities
Designated forward exchange contracts	$-	$92	$-	$92
Contingent consideration liabilities	-	-	4,388	4,388
	$-	$92	$4,388	$4,480

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$511	$-	$511
	$-	$511	$-	$511

Liabilities
Designated forward exchange contracts	$-	$24	$-	$24
Contingent consideration liabilities	-	-	3,485	3,485
	$-	$24	$3,485	$3,509

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

measurements existed at March 31, 2022 and December 31, 2021.

The Company estimated the fair value of contingent consideration liabilities using a series of call options. Significant unobservable inputs used in the valuation include discount rates ranging from 4.8% to 8.0%. Contingent consideration liabilities are remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized in contingent consideration expense in the accompanying condensed consolidated statements of comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The following table summarizes the changes in contingent consideration liabilities:

Balance at December 31, 2021	$3,485
Fair value adjustments	763
Impact of foreign currency exchange rates	140
Balance at March 31, 2022	$4,388

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

NOTE 11. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 29, 2022, the Company announced that its Board of Directors approved the payment on May 20, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 9, 2022.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended
	March 31, 2022	March 31, 2021

Weighted average shares outstanding - basic	37,161	31,283
Effect of dilutive stock awards	2,435	1,467
Effect of dilutive deferred stock consideration for business acquisition	206	-
Weighted average shares outstanding - diluted	39,802	32,750

Net income per share:
Basic	$0.14	$0.18
Diluted	0.13	0.17

For the three months ended March 31, 2022 and 2021, equity awards of 1,329 and 500, respectively, were excluded from the calculation of earnings per share for these periods as they were anti-dilutive.

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

Options Granted:

During the three months ended March 31, 2022, the Company issued stock options for an aggregate of 353 shares under the 2015 Plan to directors and employees of the Company. Of the 353 options, 343 vest and become exercisable over a period of three years, and the remaining 10 vest immediately. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Three Months Ended March 31, 2022

Number of options	343	10
Option vesting period	3 Years	Immediate
Grant price (per share)	$21.83 - $27.65	$21.83
Dividend yield	0.36% - 0.46%	0.46%
Expected volatility (a)	38.6% - 38.7%	39.40%
Risk-free interest rate	1.46% - 1.68%	1.66%
Expected life (years) (b)	6.00	5.50
Weighted average fair value (per share)	$8.24 - $10.41	$8.03

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the three months ended March 31, 2022, was $2,967, which will be recognized over the vesting period of the options.

Market Condition Restricted Shares Granted:

On March 4, 2022, the Company issued and granted to certain employees restricted stock awards of 700 restricted shares under the 2015 Plan, of which 700 restricted shares will vest if, on or before March 4, 2032, the Fair Market Value (as defined in the Plan) of the Company’s common stock shall have equaled or exceeded $50.00 per share for twenty consecutive trading days. For computing the fair value of the restricted shares with a market condition, the fair value of the restricted stock award grant has been estimated as of the date of grant using the Monte-Carlo pricing model with the following assumptions:

March 4, 2022

Number issued	700
Market condition vesting requirement	$50.00 stock price target
Grant price (per share)	$21.83
Dividend yield	0.46%
Expected volatility	41.0%
Risk-free interest rate	1.74%
Weighted average fair value (per share)	$15.37

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Using these assumptions, the fair value of the market condition restricted stock awards granted on March 4, 2022, was approximately $10,761 and the expected term was 4.15 years.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended March 31, 2022 and 2021 was $3,367 and $1,524, respectively. For the three months ended March 31, 2022 and 2021, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of March 31, 2022, there were 1,701 unvested stock options and unrecognized compensation cost of $7,904 related to unvested stock options, as well as 1,546 unvested restricted stock awards and unrecognized compensation costs of $13,083 related to unvested restricted stock awards.

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

The difference between the Company’s estimated effective tax rate of 23.4% for the three months ended March 31, 2022, and the U.S. federal statutory tax rate of 21% were due to the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations.

As of December 31, 2021, the Company’s gross deferred tax asset was $38,184. The Company has recorded a valuation allowance of $4,378, resulting in a net deferred tax asset of $33,806, before deferred tax liabilities of $46,653. The Company has provided a valuation allowance against a portion of the deferred tax assets as of March 31, 2022 and December 31, 2021, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of NOLs for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of December 31, 2021, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $60,712 and $2,289, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration.

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

NOTE 16. SEGMENT INFORMATION

We operate our business structure within three segments. These segments are defined based on the internal financial reporting used by our chief operating decision maker to allocate resources and assess performance. Certain significant selling and general and administrative expenses are not allocated to the segments including non-cash stock compensation expense. Each segment is described below:

•Our Outdoor segment, which includes Black Diamond Equipment, PIEPS, and SKINourishment, is a global leader in designing, manufacturing, and marketing innovative outdoor engineered equipment and apparel for climbing, mountaineering, trail running, backpacking, skiing, and a wide range of other year-round outdoor recreation activities. Our Outdoor segment offers a broad range of products including: high-performance, activity-based apparel (such as shells, insulation, midlayers, pants and logowear); rock-climbing footwear and equipment (such as carabiners, protection devices, harnesses, belay devices, helmets, and ice-climbing gear); technical backpacks and high-end day packs; trekking poles; headlamps and lanterns; gloves and mittens; and skincare and other sport-enhancing products. We also offer advanced skis, ski poles, ski skins, and snow safety products, including avalanche airbag systems, avalanche transceivers, shovels, and probes.

•Our Precision Sport segment, which includes Sierra and Barnes, includes two iconic American manufacturers of a wide range of high-performance bullets and ammunition for both rifles and pistols. These bullets are used for precision target shooting, hunting and military and law enforcement purposes.

•Our Adventure segment, which includes Rhino-Rack and MAXTRAX, is a manufacturer of highly-engineered automotive roof racks, trays, mounting systems, luggage boxes, carriers, recovery boards and accessories in Australia and New Zealand and a growing presence in the United States.

As noted above, the Company has a wide variety of technical outdoor equipment and lifestyle products that are sold to a variety of customers in multiple end markets. While there are multiple products sold, the terms and nature of revenue recognition policy is similar for all segments.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Sales to external customers:
Outdoor
Domestic sales	$25,629	$25,760
International sales	25,893	26,036
Total Outdoor	51,522	51,796
Precision Sport
Domestic sales	27,443	21,813
International sales	5,675	1,722
Total Precision Sport	33,118	23,535
Adventure
Domestic sales	9,235	-
International sales	19,401	-
Total Adventure	28,636	-
Total sales to external customers	113,276	75,331
Segment operating income:
Outdoor	1,888	3,445
Precision Sport	11,780	5,962
Adventure	2,124	-
Total segment operating income	15,792	9,407
Transaction costs	(1,201)	(476)
Contingent consideration expense	(763)	-
Corporate and other expenses	(5,782)	(3,382)
Interest expense, net	(1,116)	(238)
Income before income tax	$6,930	$5,311

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of March 31, 2022 and December 31, 2021, were as follows:

	March 31, 2022	December 31, 2021

Outdoor	$166,470	$166,751
Precision Sport	153,687	142,549
Adventure	316,869	298,364
Corporate	24,056	24,163
	$661,082	$631,827

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended
	March 31, 2022	March 31, 2021
Capital expenditures:
Outdoor	$1,236	$692
Precision Sport	450	655
Adventure	214	-
Total capital expenditures	$1,900	$1,347
Depreciation:
Outdoor	$817	$713
Precision Sport	781	643
Adventure	234	-
Total depreciation	$1,832	$1,356
Amortization:
Outdoor	$255	$259
Precision Sport	692	938
Adventure	3,173	-
Total amortization	$4,120	$1,197

NOTE 17. SUBSEQUENT EVENTS

Debt

On April 18, 2022 (the “Effective Date”), the Company entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. (the “Restated Credit Agreement”).

The Restated Credit Agreement provides for borrowings of up to $300,000 under a secured revolving credit facility (the “Revolving Loans”) (including up to $5,000 for letters of credit), and borrowings of up to $125,000 under a secured term loan facility (the “Term Loans”). The Restated Credit Agreement also permits the Company, subject to certain requirements, to arrange with lenders for an aggregate of up to $175,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Restated Credit Agreement of up to $600,000. The Restated Credit Agreement matures on April 18, 2027 (the “Maturity Date”), at which time the revolving commitments thereunder will terminate and all outstanding Revolving Loans and Term Loans, together with all accrued and unpaid interest thereon, must be repaid.

The Term Loans were fully drawn on the Effective Date and cannot be reborrowed. The Restated Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing on June 30, 2022. Through and including the payment due on March 31, 2023, the scheduled amortization payment is $1,563 per quarter, and each scheduled amortization payment due thereafter through the Maturity Date is $3,125 per quarter.

The applicable rate for these borrowings will range from 0.50% to 1.625% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.625% per annum, in the case of term benchmark borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of term benchmark borrowings, however, these initial applicable rates may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio.

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change, the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Rhino-Rack acquisition as compared with expectations, including the impact of the acquisition on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On April 29, 2022, the Company announced that its Board of Directors approved the payment on May 20, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on May 9, 2022.

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

We expect a continued impact on the Company’s sales and profitability in future periods due to the ongoing impact of the pandemic. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors (some of which are outside management’s control), including those presented in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Issued Not Yet Adopted

See “Accounting Pronouncements Not Yet Adopted” in Note 1 of the unaudited condensed consolidated financial statements.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following presents a discussion of operations for the three months ended March 31, 2022, compared with the three months ended March 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021

Sales
Domestic sales	$62,307	$47,573
International sales	50,969	27,758
Total sales	113,276	75,331

Cost of goods sold	69,024	48,281
Gross profit	44,252	27,050

Operating expenses
Selling, general and administrative	34,175	20,885
Transaction costs	1,201	476
Contingent consideration expense	763	-

Total operating expenses	36,139	21,361

Operating income	8,113	5,689

Other expense
Interest expense, net	(1,116)	(238)
Other, net	(67)	(140)

Total other expense, net	(1,183)	(378)

Income before income tax	6,930	5,311
Income tax expense (benefit)	1,621	(366)
Net income	$5,309	$5,677

Sales

Total sales increased $37,945, or 50.4%, to $113,276, during the three months ended March 31, 2022, compared to total sales of $75,331 during the three months ended March 31, 2021. The increase in sales was primarily attributable to $28,636 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $9,583. There was also an increase in the quantity of new and existing outdoor products sold during the period of $253. This was partially offset by a decrease in sales of $527 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended March 31, 2022, compared to the prior period.

Domestic sales increased $14,734, or 31.0%, to $62,307 during the three months ended March 31, 2022, compared to domestic sales of $47,573 during the three months ended March 31, 2021. The increase in sales was primarily attributable to $9,235 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $5,630. This was partially offset by a decrease in the quantity of new and existing outdoor products sold during the period of $131.

International sales increased $23,211, or 83.6%, to $50,969 during the three months ended March 31, 2022, compared to international sales of $27,758 during the three months ended March 31, 2021. The increase in sales was primarily attributable to $19,401 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $3,953. There was also an increase in the quantity of new and existing outdoor products sold during the period of $384. This was partially offset by a decrease in sales of $527 due to the strengthening of the U.S. dollar against

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

foreign currencies during the three months ended March 31, 2022, compared to the prior period.

Cost of Goods Sold

Cost of goods sold increased $20,743 or 43.0%, to $69,024 during the three months ended March 31, 2022, compared to cost of goods sold of $48,281 during the three months ended March 31, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Gross profit increased $17,202 or 63.6%, to $44,252 during the three months ended March 31, 2022, compared to gross profit of $27,050 during the three months ended March 31, 2021. Gross margin was 39.1% during the three months ended March 31, 2022, compared to a gross margin of 35.9% during the three months ended March 31, 2021. Gross margin during the three months ended March 31, 2022, increased compared to the prior year due to a favorable product mix from higher margin products. Gross margin also benefited from the inclusion of Rhino-Rack and MAXTRAX. However, the benefit from MAXTRAX was offset by a decrease in gross margin of 0.2% due to the sale of MAXTRAX inventory that was recorded at its fair value in purchase accounting during the three months ended March 31, 2022.

Selling, General and Administrative

Selling, general, and administrative expenses increased $13,290, or 63.6%, to $34,175 during the three months ended March 31, 2022, compared to selling, general and administrative expenses of $20,885 during the three months ended March 31, 2021. The increase in selling, general and administrative expenses is due to the inclusion of Rhino-Rack and MAXTRAX, which contributed $8,142 and $1,231, respectively. The remaining increase was attributable to the Company’s investments in the brand related activities of sales, direct-to-consumer, marketing, and warehousing and logistics, focused on supporting its strategic initiatives around expanding distribution, elevating brand awareness and being easier to do business with and an increase of stock compensation of $1,843 during the three months ended March 31, 2022 compared to the prior year.

Transaction Costs

Transaction expense increased to $1,201 during the three months ended March 31, 2022, compared to transaction costs of $476 during the three months ended March 31, 2021, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Expense

Contingent consideration expense increased to $763 during the three months ended March 31, 2022, compared to $0 contingent consideration expense during the three months ended March 31, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities.

Interest Expense, net

Interest expense, net increased to $1,116 during the three months ended March 31, 2022, compared to interest expense, net of $238 during the three months ended March 31, 2021. The increase in interest expense recognized during the three months ended March 31, 2022 was primarily associated with the increase in the average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Other, net changed by $73, or 52.1%, to $67 during the three months ended March 31, 2022, compared to other, net of $140 during the three months ended March 31, 2021. The change in other, net, was primarily attributable to a decrease in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable. The decrease was partially offset by changes on mark-to-market adjustments on non-hedged foreign currency contracts.

Income Taxes

Income tax expense changed by $1,987, or 542.9%, to an expense of $1,621 during the three months ended March 31, 2022, compared to a benefit of $366 during the same period in 2021. Our effective income tax rate was 23.4% for the three months ended March 31, 2022, and differed compared to the statutory tax rates due to the impact of foreign earnings taxed at applicable statutory rates and

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

permanent book to tax differences related to incentive stock options and officer compensation limitations. For the three months ended March 31, 2021, our effective income tax rate was (6.9%) and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and a discrete charge recorded during the period.

Liquidity and Capital Resources

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the various brands. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $69,519 available to borrow at March 31, 2022. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities.

On January 3, 2022, the Company entered into Amendment No. 4 (“Amendment No. 4”), as previously amended, with JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time party thereto (collectively, the “Credit Agreement”). Amendment No. 4, among other things, permits (i) the Company to borrow in Australian Dollars and New Zealand Dollars in order to support the operations of the Company in Australia and New Zealand and (ii) provides for addbacks to EBITDA, for debt covenant purposes, (as defined in the Credit Agreement) under the Credit Agreement for expenses relating to activities in respect of acquisitions, dispositions, investments and financings (whether or not these transactions are actually consummated). The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with September 30, 2021, increasing to $3,125 beginning September 30, 2022, and any remaining obligations will be repaid in full on the maturity date of the Credit Agreement of May 3, 2024. The maximum consolidated total leverage ratio permitted under the Credit Agreement is 4.25:1.00.

At March 31, 2022, we had total cash of $16,451, compared to a cash balance of $19,465 at December 31, 2021. At March 31, 2022, the Company had $11,577 of the $16,451 in cash held by foreign entities, of which $9,375 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated three months ended March 31, 2022 compared with the condensed consolidated three months ended March 31, 2021.

	Three Months Ended
	March 31, 2022	March 31, 2021

Net cash used in operating activities	$(10,795)	$(2,518)
Net cash used in investing activities	(1,900)	(1,347)
Net cash provided by (used in) financing activities	8,467	(7,196)
Effect of foreign exchange rates on cash	1,214	(203)
Change in cash	(3,014)	(11,264)
Cash, beginning of year	19,465	17,789
Cash, end of period	$16,451	$6,525

Net Cash From Operating Activities

Net cash used in operating activities was $10,795 during the three months ended March 31, 2022, compared to net cash used in operating activities of $2,518 during the three months ended March 31, 2021. The change in net cash used in operating activities during 2022 is primarily due to an increase in net operating assets, or non-cash working capital, of $15,586, partially offset by an increase in amortization and stock compensation during the three months ended March 31, 2022, compared to the same period in 2021.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($12,695) was used during the three months ended March 31, 2022 compared to ($3,865) used during the same period in 2021. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2022	March 31, 2021

Net cash used in operating activities	$(10,795)	$(2,518)
Purchase of property and equipment	(1,900)	(1,347)
Free cash flow	$(12,695)	$(3,865)

Net Cash From Investing Activities

Net cash used in investing activities was $1,900 during the three months ended March 31, 2022, compared to $1,347 during the three months ended March 31, 2021. The increase in cash used during the three months ended March 31, 2022 is due to an increase in purchases of property and equipment, compared to the same period in 2021.

Net Cash From Financing Activities

Net cash provided by financing activities was $8,467 during the three months ended March 31, 2022, compared to net cash used of $7,196 during the three months ended March 31, 2021. The increase in cash provided during the three months ended March 31, 2022, compared to the same period in 2021 was primarily due to the net proceeds to the revolving line of credit. Cash used by financing activities during the three months ended March 31, 2021 was primarily due to the net repayments to the revolving line of credit and repayments of the term loan.

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

Credit Agreement

As of March 31, 2022, the Company had drawn approximately $30,481 of the $100,000 revolving loan commitment that was available for borrowing under the Existing Credit Agreement, and $120,313 was outstanding under the term loan commitment. As of March 31, 2022, the interest rate for each loan was 2.3750%. The Company was in compliance with the debt covenants set forth in the Existing Credit Agreement as of March 31, 2022.

On April 18, 2022 (the “Effective Date”), the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Black Diamond Retail – Wyoming, LLC, Barnes Bullets-Mona, LLC, Black Diamond Retail – Oregon, LLC, Black Diamond Retail – Vermont, LLC (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, the “Loan Parties”) entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto (the “Restated Credit Agreement”) pursuant to which the existing Credit Agreement, dated as of May 3, 2019 (as amended prior to the Effective Date, the “Existing Credit Agreement”) by and among the Company, the lenders and loan parties from time to time party thereto and the Administrative Agent was amended and restated in its entirety. Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company.

The Restated Credit Agreement provides for borrowings of up to $300,000 under a secured revolving credit facility (the “Revolving Loans”) (including up to $5,000 for letters of credit), and borrowings of up to $125,000 under a secured term loan facility (the “Term Loans”). The Restated Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $175,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Restated Credit Agreement of up to $600,000. The proceeds of loans made under the Restated Credit Agreement may be used for working capital and general corporate purposes, including acquisitions

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

permitted under the Restated Credit Agreement. The Restated Credit Agreement matures on April 18, 2027 (the “Maturity Date”), at which time the revolving commitments thereunder will terminate and all outstanding Revolving Loans and Term Loans, together with all accrued and unpaid interest thereon, must be repaid.

The Term Loans were fully drawn on the Effective Date and cannot be reborrowed. The Restated Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December, commencing on June 30, 2022. Through and including the payment due on March 31, 2023, the scheduled amortization payment is $1,563 per quarter, and each scheduled amortization payment due thereafter through the Maturity Date is $3,125 per quarter.

The Borrowers may elect to have the Revolving Loans and Term Loans under the Restated Credit Agreement bear interest at an applicable rate plus either:

(i)             in the case of alternate base rate borrowings, a rate per annum generally equal to the greatest of:

(a)	the prime rate in effect on such day;

(b)	0.50% plus the greater of the Federal Reserve Bank of New York’s effective federal funds rate or the Federal Reserve Bank of New York’s overnight bank funding rate in effect on such day; and

(c)	1.00% plus the adjusted term SOFR rate for a 1-month interest period;

provided that, in certain circumstances where the alternate base rate is being used as an alternate rate of interest, the alternate base rate shall be determined only according to (a) and (b), and shall be subject to a 1.00% floor; or

(ii) in the case of term benchmark borrowings, a rate per annum as follows:

(a)	for borrowings denominated in U.S. Dollars, the term SOFR rate (based on one, three or six-month interest periods) plus 0.10%, subject to a 0.00% floor; or

(b)	for borrowings denominated in a Foreign Currency, the applicable rate for such Foreign Currency set forth in the Restated Credit Agreement.

The applicable rate for these borrowings will range from 0.50% to 1.625% per annum, in the case of alternate base rate borrowings, and 1.50% to 2.625% per annum, in the case of term benchmark borrowings. The applicable rate was initially 0.875% per annum, in the case of alternate base rate borrowings, and 1.875% per annum, in the case of term benchmark borrowings, however, these initial applicable rates may be adjusted from time to time based upon the level of the Company’s consolidated total leverage ratio, which is more fully discussed in the Restated Credit Agreement. If one or more of the above interest rates are not determinable, or under certain other circumstances set forth in the Restated Credit Agreement, a substitute or alternative interest rate may apply under the Restated Credit Agreement.

The Restated Credit Agreement also requires the Borrowers to pay a commitment fee on the unused portion of the revolving loan commitments. Such commitment fee will range between 0.15% and 0.30% per annum, and is also based upon the level of the Company’s consolidated total leverage ratio, which is more fully discussed in the Restated Credit Agreement. The Company is also obligated to pay other customary closing fees, arrangement fees, administration fees and letter of credit fees for a credit facility of this size and type.

The Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, certain divisions, liquidations or dissolutions other than in certain permitted instances as described in the Restated Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries; (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Restated Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; (xii) permit the consolidated total leverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, from exceeding a limit of 3:75 to 1, provided, that, subject to certain terms and conditions set forth in the Restated Credit Agreement, so long as no Event of Default (as defined in the Restated Credit Agreement) exists at such time or would result therefrom, the Company may elect to increase the maximum consolidated total leverage ratio permitted under the Restated Credit Agreement to 4.25:1.00 for a period of four

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

consecutive fiscal quarters in connection with any acquisition permitted under the Restated Credit Agreement for which the aggregate consideration is greater than or equal to $60,000; and (xiii) permit the consolidated fixed charge coverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, to be less than 1.25 to 1.

The Restated Credit Agreement also contains customary events of default, including, but not limited to: (i) failure to pay amounts due under the Restated Credit Agreement; (ii) materially incorrect representations and warranties; (iii) failure to comply with covenants; (iv) change of control; and (v) default under other indebtedness aggregating at least $3,000.

The obligations of each Loan Party under the Restated Credit Agreement are guaranteed by each other Loan Party. All obligations under the Restated Credit Agreement, and the guarantees of those obligations (as well as banking services obligations and certain swap agreements), are secured by pledges and liens on 100% of the equity interests of domestic subsidiaries, either 100% or 65% of the equity interests of certain foreign subsidiaries, and the accounts receivable, inventory, intellectual property and certain real property or other assets of the Loan Parties pursuant to (i) a Pledge and Security Agreement, dated as of May 3, 2019, by and among certain of the Loan Parties and the Administrative Agent (as amended from time to time prior to the Effective Date, the “PSA”), (ii) a General Security Deed, dated as of August 30, 2021, by and among certain of the Loan Parties and the Administrative Agent (the “Oscar GSD”), (iii) a General Security Deed, dated as of January 31, 2022, by and among certain of the Loan Parties and the Administrative Agent (the “Simpson GSD”) or (iv) a mortgage or other applicable security agreement or instrument. Each of the PSA, the Oscar GSD and the Simpson GSD was reaffirmed by the Loan Parties on the Effective Date pursuant to a Reaffirmation Agreement dated as of the Effective Date by and among the Administrative Agent and the Loan Parties (the “Reaffirmation Agreement”) pursuant to which each Loan Party ratified and reaffirmed its obligations to the Lenders in connection with entering into the Restated Credit Agreement.

Off-Balance Sheet Arrangements

We do not engage in any transactions or have relationships or other arrangements with unconsolidated entities. These include special purpose and similar entities or other off-balance sheet arrangements. We also do not engage in energy, weather or other commodity-based contracts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosure contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of March 31, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2022, were effective.

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). Management excluded Rhino-Rack and MAXTRAX from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2022.

Changes in Internal Control over Financial Reporting

The Company acquired MAXTRAX and Rhino-Rack on December 1, 2021 and July 1, 2021, respectively. The Company is currently in the process of integrating the internal controls over financial reporting at MAXTRAX and Rhino-Rack. Except for the continued integration of MAXTRAX and Rhino-Rack, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Amendment No. 4 dated as of January 3, 2022, to that certain Credit Agreement, dated May 3, 2019, as amended by Amendment No. 1 dated May 28, 2019, and Amendment No. 2 dated November 12, 2020, and Amendment No. 3 dated July 1, 2021, by and among Clarus Corporation, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Barnes Bullets – Mona, LLC, and Black Diamond Retail – Wyoming, LLC, as borrowers, the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent, Regions Bank and Bank of America, N.A., as co-documentation agents, JPMorgan Chase Bank, N.A., as sole bookrunner and sole lead arranger, and the other lenders from time to time party thereto (filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on March 7, 2022, and incorporated herein by reference).

10.2

Amended and Restated Credit Agreement dated effective as of April 18, 2022, by and among Clarus Corporation, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Black Diamond Retail – Wyoming, LLC, Barnes Bullets-Mona, LLC, Black Diamond Retail – Oregon, LLC, Black Diamond Retail – Vermont, LLC and the other loan parties party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 21, 2022, and incorporated herein by reference).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101
*	Filed herewith
**	Furnished herewith

CLARUS CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLARUS CORPORATION
Date: May 9, 2022	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: May 9, 2022	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)