Form 10-Q
period 2022-06-30
Clarus Corp
filed 2022-08-01
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2022

or

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

As of July 27, 2022, there were 37,374,595 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash	$13,888	$19,465
Accounts receivable, less allowance for
credit losses of $1,288 and $811	70,560	66,180
Inventories	153,056	129,354
Prepaid and other current assets	12,733	11,831
Income tax receivable	624	116
Total current assets	250,861	226,946

Property and equipment, net	42,916	42,826
Other intangible assets, net	63,029	73,683
Indefinite-lived intangible assets	123,851	128,271
Goodwill	115,658	118,090
Deferred income taxes	22,367	22,433
Other long-term assets	19,329	19,578
Total assets	$638,011	$631,827

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$31,476	$31,488
Accrued liabilities	27,103	27,473
Income tax payable	1,723	4,437
Current portion of long-term debt	8,871	9,585
Total current liabilities	69,173	72,983

Long-term debt, net	140,739	131,948
Deferred income taxes	33,445	35,280
Other long-term liabilities	21,628	21,448
Total liabilities	264,985	261,659

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
41,328 and 41,105 issued and 37,266 and 37,094 outstanding, respectively	4	4
Additional paid in capital	670,586	662,996
Accumulated deficit	(256,130)	(263,342)
Treasury stock, at cost	(25,537)	(24,440)
Accumulated other comprehensive loss	(15,897)	(5,050)
Total stockholders' equity	373,026	370,168
Total liabilities and stockholders' equity	$638,011	$631,827

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	June 30, 2022	June 30, 2021

Sales
Domestic sales	$64,073	$51,876
International sales	50,860	21,433
Total sales	114,933	73,309

Cost of goods sold	71,251	45,288
Gross profit	43,682	28,021

Operating expenses
Selling, general and administrative	35,444	20,704
Transaction costs	821	649
Contingent consideration benefit	(374)	-

Total operating expenses	35,891	21,353

Operating income	7,791	6,668

Other expense
Interest expense, net	(1,728)	(212)
Other, net	(1,343)	(4,461)

Total other expense, net	(3,071)	(4,673)

Income before income tax	4,720	1,995
Income tax expense	956	155
Net income	3,764	1,840

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(17,632)	295
Unrealized gain on hedging activities	622	108
Other comprehensive (loss) income	(17,010)	403
Comprehensive (loss) income	$(13,246)	$2,243

Net income per share:
Basic	$0.10	$0.06
Diluted	0.09	0.06

Weighted average shares outstanding:
Basic	37,235	31,367
Diluted	39,697	33,190

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Six Months Ended
	June 30, 2022	June 30, 2021

Sales
Domestic sales	$126,380	$99,449
International sales	101,829	49,191
Total sales	228,209	148,640

Cost of goods sold	140,275	93,569
Gross profit	87,934	55,071

Operating expenses
Selling, general and administrative	69,619	41,589
Transaction costs	2,022	1,125
Contingent consideration expense	389	-

Total operating expenses	72,030	42,714

Operating income	15,904	12,357

Other expense
Interest expense, net	(2,844)	(450)
Other, net	(1,410)	(4,601)

Total other expense, net	(4,254)	(5,051)

Income before income tax	11,650	7,306
Income tax expense (benefit)	2,577	(211)
Net income	9,073	7,517

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(11,555)	(721)
Unrealized gain on hedging activities	708	1,004
Other comprehensive (loss) income	(10,847)	283
Comprehensive (loss) income	$(1,774)	$7,800

Net income per share:
Basic	$0.24	$0.24
Diluted	0.23	0.23

Weighted average shares outstanding:
Basic	37,199	31,325
Diluted	39,751	32,970

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows From Operating Activities:
Net income	$9,073	$7,517
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,709	2,705
Amortization of other intangible assets	8,057	2,394
Amortization of debt issuance costs	361	162
Loss (gain) on disposition of property and equipment	18	(8)
Noncash lease expense	1,652	698
Contingent consideration expense	365	-
Stock-based compensation	6,922	3,350
Deferred income taxes	276	(710)
Changes in operating assets and liabilities:
Accounts receivable	(11,825)	(1,243)
Inventories	(26,237)	(14,874)
Prepaid and other assets	(380)	(6,575)
Accounts payable	5,288	2,434
Accrued liabilities	(443)	4,375
Income taxes	(3,112)	137
Net cash (used in) provided by operating activities	(6,276)	362

Cash Flows From Investing Activities:
Proceeds from disposition of property and equipment	298	25
Purchases of property and equipment	(4,072)	(3,225)
Net cash used in investing activities	(3,774)	(3,200)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	61,933	15,217
Repayments on revolving credit facilities	(54,961)	(20,684)
Repayments on term loans	(123,542)	(2,000)
Proceeds from issuance of term loans	125,000	-
Payment of debt issuance costs	(1,210)	-
Purchase of treasury stock	(1,097)	(651)
Proceeds from exercise of stock options	668	1,652
Cash dividends paid	(1,861)	(1,565)
Net cash provided by (used in) financing activities	4,930	(8,031)

Effect of foreign exchange rates on cash	(457)	(138)

Change in cash	(5,577)	(11,007)
Cash, beginning of year	19,465	17,789
Cash, end of period	$13,888	$6,782

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$5,492	$353
Cash paid for interest	$2,339	$309
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Property and equipment purchased with accounts payable	$607	$236
Lease liabilities arising from obtaining right of use assets	$1,324	$3,933
Unpaid debt issuance costs	$175	$217

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	5,677	-	-	-	5,677
Other comprehensive loss	-	-	-	-	-	-	(120)	(120)
Cash dividends ($0.025 per share)	-	-	-	(783)	-	-	-	(783)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Stock-based compensation expense	-	-	1,524	-	-	-	-	1,524
Proceeds from exercise of options	127	-	246	-	-	-	-	246
Balance, March 31, 2021	35,325	$4	$515,749	$(281,206)	(4,011)	$(24,440)	$380	$210,487
Net income	-	-	-	1,840	-	-	-	1,840
Other comprehensive income	-	-	-	-	-	-	403	403
Cash dividends ($0.025 per share)	-	-	-	(782)	-	-	-	(782)
Stock-based compensation expense	-	-	1,826	-	-	-	-	1,826
Proceeds from exercise of options	171	-	1,406	-	-	-	-	1,406
Balance, June 30, 2021	35,496	$4	$518,981	$(280,148)	(4,011)	$(24,440)	$783	$215,180

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net income	-	-	-	5,309	-	-	-	5,309
Other comprehensive income	-	-	-	-	-	-	6,163	6,163
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(51)	(1,097)	-	(1,097)
Stock-based compensation expense	-	-	3,367	-	-	-	-	3,367
Proceeds from exercise of options	167	-	126	-	-	-	-	126
Balance, March 31, 2022	41,272	$4	$666,489	$(258,963)	(4,062)	$(25,537)	$1,113	$383,106
Net income	-	-	-	3,764	-	-	-	3,764
Other comprehensive loss	-	-	-	-	-	-	(17,010)	(17,010)
Cash dividends ($0.025 per share)	-	-	-	(931)	-	-	-	(931)
Stock-based compensation expense	-	-	3,555	-	-	-	-	3,555
Proceeds from exercise of options	56	-	542	-	-	-	-	542
Balance, June 30, 2022	41,328	$4	$670,586	$(256,130)	(4,062)	$(25,537)	$(15,897)	$373,026

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be obtained for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022.

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

Significant Accounting Policies

Accounting Pronouncements adopted during 2022

During the three months and six months ended June 30, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was adopted on a prospective basis. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which was phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

NOTE 2. ACQUISITIONS

MAXTRAX

On November 26, 2021, Clarus entered into a Share and Unit Purchase Agreement (the “MAXTRAX Purchase Agreement”) to acquire MaxTrax Australia Pty Ltd (“MAXTRAX”), which subsequently closed on December 1, 2021. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of MAXTRAX (the “MAXTRAX Acquisition”).

The Company acquired MAXTRAX for an aggregate purchase price of $AUD 49,744 (approximately $35,475), subject to a post-closing adjustment, comprised of $AUD 37,551 (approximately $26,780) cash, 107 shares of the Company’s common stock valued at $2,594, and additional consideration described below. The MAXTRAX Purchase Agreement also provides for the payment of additional consideration in the form of shares of the Company’s common stock valued at $AUD 6,250 (approximately $4,457) split equally on

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

June 30, 2022 and 2023. Subsequent to June 30, 2022, approximately 108 shares of the Company’s common stock were issued in accordance with the MAXTRAX Purchase Agreement as additional consideration. The MAXTRAX Purchase Agreement provides for the payment of additional contingent consideration up to $AUD 6,250 (approximately $4,457) in cash if certain future net sales thresholds are met during 2022 and 2023 (the “MAXTRAX Contingent Consideration”). The Company estimated the initial fair value of the MAXTRAX Contingent Consideration to be $AUD 2,307 (approximately $1,644) and has recorded this liability within accrued liabilities and other long-term liabilities. The net sales threshold required for the payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period ended June 30, 2022. See Note 10 for discussion regarding the valuation of the MAXTRAX Contingent Consideration as of June 30, 2022. The acquisition was accounted for as a business combination.

Rhino-Rack

On May 30, 2021, Clarus entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) to acquire Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”), which subsequently closed on July 1, 2021. All United States dollar amounts contained herein are based on the exchange rates in effect for Australian dollars ($AUD) and the market value of the Company’s common stock at the time of closing of the acquisition of Rhino-Rack (the “Rhino-Rack Acquisition”).

The Company acquired Rhino-Rack for an aggregate purchase price of approximately $AUD 269,696 (approximately $202,488), subject to a post-closing adjustment, comprised of approximately $AUD 191,249 (approximately $143,590) cash, 2,315 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The Purchase Agreement also provides for the payment of additional contingent consideration up to approximately $AUD 10,000 (approximately $7,508) if certain future net sales thresholds are met (the “Rhino-Rack Contingent Consideration”). The Company estimated the initial fair value of the Rhino-Rack Contingent Consideration to be approximately $AUD 4,747 (approximately $3,565) and has recorded this liability within accrued liabilities. The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. See Note 10 for discussion regarding the valuation of the Rhino-Rack Contingent Consideration as of June 30, 2022. The acquisition was accounted for as a business combination.

The Company believes the acquisitions of MAXTRAX and Rhino-Rack are expected to provide the Company with a greater combined global revenue base, increased gross margins, profitability and free cash flows, and access to increased liquidity to further seek to acquire and grow businesses.

The following table is a reconciliation to the fair value of the purchase consideration and how the purchase consideration is allocated to assets acquired and liabilities assumed which have been estimated at their fair values. The fair value estimates for the purchase price allocation for MAXTRAX and Rhino-Rack are based on the Company’s best estimates and assumptions as of the reporting date and are considered preliminary. Since our initial purchase price allocation for the MAXTRAX acquisition, we have increased the fair value of accrued liabilities assumed and goodwill by $741. These adjustments were made after receiving certain information, which existed as of the date of acquisition, related to the fair value of assumed liabilities and such amounts were recorded during the first quarter of 2022. The fair value measurements of identifiable assets and liabilities, and the resulting goodwill related to the MAXTRAX Acquisition are subject to change and the final purchase price allocations could be different from the amounts presented below. We expect to finalize the valuation of MAXTRAX as soon as practicable, but not later than one year from the date of the acquisition. The fair value measurements for the acquisition of Rhino-Rack have been completed. The excess of purchase consideration over the assets acquired and liabilities assumed is recorded as goodwill. Goodwill for MAXTRAX and Rhino-Rack is included in the Adventure segment. The goodwill consists largely of the growth and profitability expected from these acquisitions.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Sales	$99,083	$206,092
Net income	$1,046	$11,031
Net income per share - basic	$0.03	$0.35
Net income per share - diluted	$0.03	$0.33

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

NOTE 3. INVENTORIES

Inventories, as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Finished goods	$106,055	$86,647
Work-in-process	9,721	10,336
Raw materials and supplies	37,280	32,371
	$153,056	$129,354

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021

Land	$4,160	$4,160
Building and improvements	17,059	16,403
Furniture and fixtures	7,335	6,677
Computer hardware and software	8,314	7,512
Machinery and equipment	34,620	33,581
Construction in progress	4,579	4,312
	76,067	72,645
Less accumulated depreciation	(33,151)	(29,819)
	$42,916	$42,826

Depreciation expense for the three months ended June 30, 2022 and 2021 was $1,877 and $1,349, respectively, and for the six months ended June 30, 2022 and 2021 was $3,709 and $2,705, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Balance at December 31, 2021	$-	$26,715	$91,375	$118,090

Acquisition adjustment	-	-	741	741
Impact of foreign currency exchange rates	-	-	(3,173)	(3,173)

Balance at June 30, 2022	$-	$26,715	$88,943	$115,658

Indefinite Lived Intangible Assets

The following table summarizes the changes in indefinite lived intangible assets:

Balance at December 31, 2021	$128,271

Impact of foreign currency exchange rates	(4,420)

Balance at June 30, 2022	$123,851

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Trademarks classified as indefinite-lived intangible assets by brand as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021
Black Diamond	$19,600	$19,600
PIEPS	2,917	3,166
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	66,659	70,278
MAXTRAX	10,175	10,727
	$123,851	$128,271

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2021	$104,681

Impact of foreign currency exchange rates	(3,337)

Gross balance at June 30, 2022	$101,344

Other intangible assets, net of amortization as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$77,717	$(29,290)	$48,427	13.8 years
Product technologies	21,417	(7,320)	14,097	10.2 years
Tradename / trademark	1,263	(758)	505	9.4 years
Core technologies	947	(947)	-	10.0 years
	$101,344	$(38,315)	$63,029	13.0 years

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$80,078	$(23,804)	$56,274	13.8 years
Product technologies	22,393	(5,557)	16,836	10.2 years
Tradename / trademark	1,263	(690)	573	9.4 years
Core technologies	947	(947)	-	10.0 years
	$104,681	$(30,998)	$73,683	12.9 years

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Amortization expense for the three months ended June 30, 2022 and 2021, was $3,937 and $1,197, respectively, and for the six months ended June 30, 2022 and 2021 was $8,057 and $2,394, respectively. Future amortization expense for other intangible assets as of June 30, 2022 is as follows:

Years Ending December 31,	Amortization Expense
2022 (excluding the six months ended June 30, 2022)	$7,398
2023	12,882
2024	10,840
2025	8,769
2026	6,732
2027	4,917
Thereafter	11,491
$63,029

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021

Accrued payroll and related items	$4,835	$5,029
Accrued bonus	4,350	3,615
Accrued warranty	1,604	1,529
Current lease liabilities	2,842	2,824
Accrued commissions	692	811
Contingent consideration liabilities	2,148	2,791
Accrued excise tax	980	724
Other	9,652	10,150
	$27,103	$27,473

Other long-term liabilities as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021

Long-term lease liability	$14,316	$15,111
Deferred stock consideration for business acquisition	4,703	4,530
Contingent consideration liability	1,504	694
Other	1,105	1,113
	$21,628	$21,448

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 7. LONG-TERM DEBT

Long-term debt as of June 30, 2022 and December 31, 2021, was as follows:

	June 30, 2022	December 31, 2021

Revolving credit facility (a)	$25,472	$18,501
Other debt (b)	1,266	1,467
Term loan (c)	123,438	121,874
Debt issuance costs	(566)	(309)
	149,610	141,533
Less current portion	(8,871)	(9,585)
	$140,739	$131,948

On January 3, 2022, the Company and certain of its direct and indirect subsidiaries entered into Amendment No. 4 (“Amendment No. 4”) to the existing credit agreement, dated as of May 3, 2019 (the “Existing Credit Agreement”) by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. Amendment No. 4, among other things, permits (i) the Company to borrow in Australian Dollars and New Zealand Dollars in order to support the operations of the Company in Australia and New Zealand and (ii) provides for addbacks to EBITDA, for debt covenant purposes, (as defined in the Existing Credit Agreement) under the Existing Credit Agreement for expenses relating to activities in respect of acquisitions, dispositions, investments and financings (whether or not these transactions are actually consummated).

On April 18, 2022 (the “Effective Date”), the Company and certain of its direct and indirect subsidiaries entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (the “Restated Credit Agreement”) pursuant to which the Existing Credit Agreement was amended and restated in its entirety.

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of June 30, 2022.

(a)As of June 30, 2022, the Company had drawn $25,472 on the $300,000 revolving commitment that was available under the Restated Credit Agreement, with a maturity date of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of June 30, 2022 and December 31, 2021, the rates were approximately 3.5% and 2.4%, respectively.

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

between August 22, 2022 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of June 30, 2022, the interest rates ranged between approximately 1.3% and 5.0% and as of December 31, 2021, the interest rates ranged between approximately 1.3% and 5.2%. The credit facilities are secured by certain assets of the foreign subsidiaries.

(c)The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with June 30, 2022, increasing to $3,125 each beginning with June 30, 2023, and any remaining obligations will be repaid in full on the maturity date of the Restated Credit Agreement of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of June 30, 2022 and December 31, 2021, the rates were approximately 3.5% and 2.4%, respectively.

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

As of June 30, 2022, the Company held commodity derivative contracts, with remaining maturities of less than one year, to mitigate the risk of commodity price fluctuations associated with raw material costs. The notional amount of the commodity derivative contracts as of June 30, 2022 was 1,264 pounds. These contracts are not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the three and six months ended June 30, 2022, losses of $(553) were recorded in other, net expense.

As of June 30, 2021, the Company held currency forward contracts to mitigate currency fluctuations related to the cash purchase price of Rhino-Rack totaling $AUD 193,650 with a maturity date of July 1, 2021. These contracts were not designated as accounting hedges and the changes in fair value of the instruments were recognized in earnings. During the three and six months ended June 30, 2021, losses of $(4,513) were recorded in other, net expense.

At June 30, 2022, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At June 30, 2022, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $1,052 on all contracts at June 30, 2022. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

The Company held the following contracts designated as hedging instruments as of June 30, 2022 and December 31, 2021:

June 30, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$12,516	February 2023
Foreign exchange contracts - Euros	€ 18,370	February 2023

December 31, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,850	February 2023
Foreign exchange contracts - Euros	€ 20,104	February 2023

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

transaction is recognized in earnings. Gains (losses) of $610 and $(422) were reclassified to sales during the three months ended June 30, 2022 and 2021, respectively, and $863 and $(743) were reclassified to sales during the six months ended June 30, 2022 and 2021, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of June 30, 2022 and December 31, 2021:

	Classification	June 30, 2022	December 31, 2021

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$1,605	$491
Designated forward exchange contracts	Other long-term assets	$-	$20

Derivative instruments in liability positions:
Undesignated commodity derivative contracts	Accrued liabilities	$553	$-
Designated forward exchange contracts	Other long-term liabilities	$-	$24

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2022	$836	$277	$1,113
Other comprehensive (loss) income before reclassifications	(17,632)	1,091	(16,541)
Amounts reclassified from other comprehensive income	-	(469)	(469)
Net current period other comprehensive (loss) income	(17,632)	622	(17,010)
Balance as of June 30, 2022	$(16,796)	$899	$(15,897)

The following table sets forth the changes in AOCI, net of tax, for the three months ended June 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of March 31, 2021	$464	$(84)	$380
Other comprehensive income (loss) before reclassifications	295	(215)	80
Amounts reclassified from other comprehensive income	-	323	323
Net current period other comprehensive income	295	108	403
Balance as of June 30, 2021	$759	$24	$783

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive (loss) income before reclassifications	(11,555)	1,371	(10,184)
Amounts reclassified from other comprehensive loss	-	(663)	(663)
Net current period other comprehensive (loss) income	(11,555)	708	(10,847)
Balance as of June 30, 2022	$(16,796)	$899	$(15,897)

The following table sets forth the changes in AOCI, net of tax, for the six months ended June 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive (loss) income before reclassifications	(721)	435	(286)
Amounts reclassified from other comprehensive income	-	569	569
Net current period other comprehensive (loss) income	(721)	1,004	283
Balance as of June 30, 2021	$759	$24	$783

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and six months ended June 30, 2022 and 2021, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive (Loss) Income
Affected line item in the Condensed Consolidated	Three Months Ended		Six Months Ended
Statements of Comprehensive (Loss) Income	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Foreign exchange contracts:
Sales	$610	$(422)	$863	$(743)
Less: Income tax expense (benefit)	141	(99)	200	(174)
Amount reclassified, net of tax	$469	$(323)	$663	$(569)

Total reclassifications from AOCI	$469	$(323)	$663	$(569)

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$1,605	$-	$1,605
	$-	$1,605	$-	$1,605

Liabilities
Undesignated commodity derivative contracts	$553	$-	$-	$553
Contingent consideration liabilities	-	-	3,652	3,652
	$553	$-	$3,652	$4,205

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$511	$-	$511
	$-	$511	$-	$511

Liabilities
Designated forward exchange contracts	$-	$24	$-	$24
Contingent consideration liabilities	-	-	3,485	3,485
	$-	$24	$3,485	$3,509

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at June 30, 2022 and December 31, 2021.

The Company estimated the fair value of contingent consideration liabilities primarily using a series of call options or other valuation methodologies. Significant unobservable inputs used in the valuation include discount rates ranging from 4.8% to 8.0%. Contingent consideration liabilities are remeasured at the estimated fair value at the end of each reporting period with the change in fair value recognized in contingent consideration expense (benefit) in the accompanying condensed consolidated statements of comprehensive income for such period. We measure the initial liability and remeasure the liability on a recurring basis using Level 3 inputs as defined under authoritative guidance for fair value measurements.

The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. The net sales threshold required for the payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period ended June 30, 2022. Subsequent to June 30, 2022, $AUD 3,125 (approximately $2,148) was paid in cash in accordance with the MAXTRAX Purchase Agreement.

The following table summarizes the changes in contingent consideration liabilities:

	Rhino-Rack	MAXTRAX	Total

Balance at December 31, 2021	$1,813	$1,672	$3,485
Fair value adjustments	(1,810)	2,199	389
Impact of foreign currency exchange rates	(3)	(219)	(222)
Balance at June 30, 2022	$-	$3,652	$3,652

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 11. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 29, 2022, the Company announced that its Board of Directors approved the payment on August 19, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 8, 2022.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Weighted average shares outstanding - basic	37,235	31,367	37,199	31,325
Effect of dilutive stock awards	2,241	1,823	2,338	1,645
Effect of dilutive deferred stock consideration for business acquisition	221	-	214	-
Weighted average shares outstanding - diluted	39,697	33,190	39,751	32,970

Net income per share:
Basic	$0.10	$0.06	$0.24	$0.24
Diluted	0.09	0.06	0.23	0.23

For the three months ended June 30, 2022 and 2021, equity awards of 1,638 and 1,034, respectively, and for the six months ended June 30, 2022 and 2021, equity awards of 1,484 and 1,017, respectively, were excluded from the calculation of earnings per share for these periods as they were anti-dilutive.

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

Options Granted:

During the six months ended June 30, 2022, the Company issued stock options for an aggregate of 428 shares under the 2015 Plan to directors and employees of the Company. Of the 428 options, 343 vest and become exercisable over a period of three years, 75 vest in four equal consecutive quarterly tranches from the date of grant and the remaining 10 vest immediately. All of the issued stock options expire ten years from the date of the grant.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Six Months Ended June 30, 2022

Number of options	418	10
Option vesting period	1 - 3 Years	Immediate
Grant price (per share)	$20.21 - $27.65	$21.83
Dividend yield	0.36% - 0.49%	0.46%
Expected volatility (a)	38.6% - 40.8%	39.4%
Risk-free interest rate	1.46% - 2.95%	1.66%
Expected life (years) (b)	5.31 - 6.00	5.50
Weighted average fair value (per share)	$7.95 - $10.41	$8.03

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the six months ended June 30, 2022 was $3,564, which will be recognized over the vesting period of the options.

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

March 4, 2022

Number issued	700
Market condition vesting requirement	$50.00 stock price target
Price on date of grant (per share)	$21.83
Dividend yield	0.46%
Expected volatility	41.0%
Risk-free interest rate	1.74%
Weighted average fair value (per share)	$15.37

Using these assumptions, the fair value of the market condition restricted stock awards granted on March 4, 2022, was approximately $10,761 and the expected term was 4.15 years.

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended June 30, 2022 and 2021 was $3,555 and $1,826, respectively, and for the six months ended June 30, 2022 and 2021 was $6,922 and $3,350, respectively. For the three and six months ended June 30, 2022 and 2021, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of June 30, 2022, there were 1,615 unvested stock options and unrecognized compensation cost of $7,123 related to unvested stock options, as well as 1,546 unvested restricted stock awards and unrecognized compensation costs of $10,781 related to unvested restricted stock awards.

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

The difference between the Company’s estimated effective tax rates of 20.3% for the three months ended June 30, 2022, and the U.S. federal statutory tax rate of 21% was due to the impact of foreign tax credits. The difference between the Company’s estimated effective tax rates of 22.1% for the six months ended June 30, 2022, and the U.S. federal statutory tax rate of 21% was due to the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations.

As of December 31, 2021, the Company’s gross deferred tax asset was $38,184. The Company has recorded a valuation allowance of $4,378, resulting in a net deferred tax asset of $33,806, before deferred tax liabilities of $46,653. The Company has provided a valuation allowance against a portion of the deferred tax assets as of June 30, 2022 and December 31, 2021, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of NOLs for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Sales to external customers:
Outdoor
Domestic sales	$27,293	$25,232	$52,922	$50,992
International sales	25,311	19,660	51,204	45,696
Total Outdoor	52,604	44,892	104,126	96,688
Precision Sport
Domestic sales	27,193	26,644	54,636	48,457
International sales	7,994	1,773	13,669	3,495
Total Precision Sport	35,187	28,417	68,305	51,952
Adventure
Domestic sales	9,587	-	18,822	-
International sales	17,555	-	36,956	-
Total Adventure	27,142	-	55,778	-
Total sales to external customers	114,933	73,309	228,209	148,640
Segment operating income:
Outdoor	1,471	657	3,359	4,102
Precision Sport	12,235	10,017	24,015	15,979
Adventure	644	-	2,768	-
Total segment operating income	14,350	10,674	30,142	20,081
Transaction costs	(821)	(649)	(2,022)	(1,125)
Contingent consideration benefit (expense)	374	-	(389)	-
Corporate and other expenses	(7,455)	(7,818)	(13,237)	(11,200)
Interest expense, net	(1,728)	(212)	(2,844)	(450)
Income before income tax	$4,720	$1,995	$11,650	$7,306

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of June 30, 2022 and December 31, 2021, were as follows:

	June 30, 2022	December 31, 2021

Outdoor	$168,811	$166,751
Precision Sport	153,361	142,549
Adventure	287,934	298,364
Corporate	27,905	24,163
	$638,011	$631,827

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Capital expenditures:
Outdoor	$1,089	$580	$2,325	$1,272
Precision Sport	772	1,298	1,222	1,953
Adventure	311	-	525	-
Total capital expenditures	$2,172	$1,878	$4,072	$3,225
Depreciation:
Outdoor	$829	$694	$1,646	$1,407
Precision Sport	812	655	1,593	1,298
Adventure	236	-	470	-
Total depreciation	$1,877	$1,349	$3,709	$2,705
Amortization:
Outdoor	$250	$258	$505	$517
Precision Sport	693	939	1,385	1,877
Adventure	2,994	-	6,167	-
Total amortization	$3,937	$1,197	$8,057	$2,394

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On July 29, 2022, the Company announced that its Board of Directors approved the payment on August 19, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on August 8, 2022.

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

None

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following presents a discussion of operations for the three months ended June 30, 2022, compared with the three months ended June 30, 2021.

	Three Months Ended
	June 30, 2022	June 30, 2021

Sales
Domestic sales	$64,073	$51,876
International sales	50,860	21,433
Total sales	114,933	73,309

Cost of goods sold	71,251	45,288
Gross profit	43,682	28,021

Operating expenses
Selling, general and administrative	35,444	20,704
Transaction costs	821	649
Contingent consideration benefit	(374)	-

Total operating expenses	35,891	21,353

Operating income	7,791	6,668

Other expense
Interest expense, net	(1,728)	(212)
Other, net	(1,343)	(4,461)

Total other expense, net	(3,071)	(4,673)

Income before income tax	4,720	1,995
Income tax expense	956	155
Net income	$3,764	$1,840

Sales

Total sales increased $41,624, or 56.8%, to $114,933, during the three months ended June 30, 2022, compared to total sales of $73,309 during the three months ended June 30, 2021. The increase in sales was primarily attributable to $27,142 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $6,770. There was also an increase in the quantity of new and existing outdoor products sold during the period of $9,129. This was partially offset by a decrease in sales of $1,417 due to the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2022, compared to the prior period.

Domestic sales increased $12,197, or 23.5%, to $64,073 during the three months ended June 30, 2022, compared to domestic sales of $51,876 during the three months ended June 30, 2021. The increase in sales was primarily attributable to $9,587 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $549. There was also an increase in the quantity of new and existing outdoor products sold during the period of $2,061.

International sales increased $29,427, or 137.3%, to $50,860 during the three months ended June 30, 2022, compared to international sales of $21,433 during the three months ended June 30, 2021. The increase in sales was primarily attributable to $17,555 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $6,221. There was also an increase in the quantity of new and existing outdoor products sold during the period of $7,068. This was partially offset by a decrease in sales of $1,417 due to the strengthening of the U.S. dollar against

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

foreign currencies during the three months ended June 30, 2022, compared to the prior period.

Cost of Goods Sold

Cost of goods sold increased $25,963, or 57.3%, to $71,251 during the three months ended June 30, 2022, compared to cost of goods sold of $45,288 during the three months ended June 30, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Gross profit increased $15,661, or 55.9%, to $43,682 during the three months ended June 30, 2022, compared to gross profit of $28,021 during the three months ended June 30, 2021. Gross margin was 38.0% during the three months ended June 30, 2022, compared to a gross margin of 38.2% during the three months ended June 30, 2021. Improvements in channel and product mix were completely offset by higher freight costs at the Outdoor and Adventure segments as well as unfavorable foreign exchange impacts due to the strengthening of the U.S. dollar against foreign currencies during the three months ended June 30, 2022.

Selling, General and Administrative

Selling, general, and administrative expenses increased $14,740, or 71.2%, to $35,444 during the three months ended June 30, 2022, compared to selling, general and administrative expenses of $20,704 during the three months ended June 30, 2021. The increase in selling, general and administrative expenses is primarily due to the inclusion of Rhino-Rack and MAXTRAX, which contributed $8,493 and $1,303, respectively. Additionally, the Company incurred higher Corporate costs of $1,025 primarily related to payroll and professional fees along with an increase of stock compensation of $1,729 during the three months ended June 30, 2022 compared to the prior year. The remaining increase was primarily attributable to the Company’s investments in retail and direct-to-consumer initiatives at the Outdoor segment.

Transaction Costs

Transaction expense increased to $821 during the three months ended June 30, 2022, compared to transaction costs of $649 during the three months ended June 30, 2021, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Benefit

Contingent consideration benefit increased to $374 during the three months ended June 30, 2022, compared to $0 contingent consideration benefit during the three months ended June 30, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities.

Interest Expense, net

Interest expense, net increased to $1,728 during the three months ended June 30, 2022, compared to interest expense, net of $212 during the three months ended June 30, 2021. The increase in interest expense recognized during the three months ended June 30, 2022 was primarily associated with the increase in the average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Other, net changed by $3,118, or 69.9%, to $1,343 during the three months ended June 30, 2022, compared to other, net of $4,461 during the three months ended June 30, 2021. The change in other, net, was primarily attributable to changes on mark-to-market adjustments on non-hedged commodity derivative contracts during the three months ended June 30, 2022 and non-hedged foreign currency contracts during the three months ended June 30, 2021. The change was partially offset by an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Income tax expense changed by $801, or 516.8%, to an expense of $956 during the three months ended June 30, 2022, compared to income tax expense of $155 during the same period in 2021. Our effective income tax rate was 20.3% for the three months ended June 30, 2022, and differed compared to the statutory tax rates due to the impact of foreign tax credits. For the three months ended June 30, 2021, our effective income tax rate was 7.8% and differed compared to the statutory tax rates due to a release of a partial valuation

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

allowance of the deferred tax assets and a discrete charge recorded during the period.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following presents a discussion of operations for the six months ended June 30, 2022, compared with the six months ended June 30, 2021.

	Six Months Ended
	June 30, 2022	June 30, 2021

Sales
Domestic sales	$126,380	$99,449
International sales	101,829	49,191
Total sales	228,209	148,640

Cost of goods sold	140,275	93,569
Gross profit	87,934	55,071

Operating expenses
Selling, general and administrative	69,619	41,589
Transaction costs	2,022	1,125
Contingent consideration expense	389	-

Total operating expenses	72,030	42,714

Operating income	15,904	12,357

Other expense
Interest expense, net	(2,844)	(450)
Other, net	(1,410)	(4,601)

Total other expense, net	(4,254)	(5,051)

Income before income tax	11,650	7,306
Income tax expense (benefit)	2,577	(211)
Net income	$9,073	$7,517

Sales

Total sales increased $79,569, or 53.5%, to $228,209, during the six months ended June 30, 2022, compared to total sales of $148,640 during the six months ended June 30, 2021. The increase in sales was primarily attributable to $55,778 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $16,353. There was also an increase in the quantity of new and existing outdoor products sold during the period of $9,382. This was partially offset by a decrease in sales of $1,944 due to the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2022, compared to the prior period.

Domestic sales increased $26,931, or 27.1%, to $126,380 during the six months ended June 30, 2022, compared to domestic sales of $99,449 during the six months ended June 30, 2021. The increase in sales was primarily attributable to $18,822 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $6,179. This was partially offset by a decrease in the quantity of new and existing outdoor products sold during the period of $1,930.

International sales increased $52,638, or 107.0%, to $101,829 during the six months ended June 30, 2022, compared to international sales of $49,191 during the six months ended June 30, 2021. The increase in sales was primarily attributable to $36,956 of sales from the inclusion of Rhino-Rack and MAXTRAX in the current period. Additionally, there was an increase in the quantity of new and existing precision sport products sold of $10,174. There was also an increase in the quantity of new and existing outdoor products sold

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

during the period of $7,452. This was partially offset by a decrease in sales of $1,944 due to the strengthening of the U.S. dollar against foreign currencies during the six months ended June 30, 2022, compared to the prior period.

Cost of Goods Sold

Cost of goods sold increased $46,706, or 49.9%, to $140,275 during the six months ended June 30, 2022, compared to cost of goods sold of $93,569 during the six months ended June 30, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Gross profit increased $32,863, or 59.7%, to $87,934 during the six months ended June 30, 2022, compared to gross profit of $55,071 during the six months ended June 30, 2021. Gross margin was 38.5% during the six months ended June 30, 2022, compared to a gross margin of 37.0% during the six months ended June 30, 2021. Gross margin during the six months ended June 30, 2022, increased compared to the prior year due to a favorable product mix from higher margin products and from the inclusion of Rhino-Rack and MAXTRAX in the current period. This increase was partially offset by the $269 MAXTRAX fair value inventory charge due to purchase accounting during the six months ended June 30, 2022 as well as unfavorable foreign exchange impacts due to the strengthening of the U.S. dollar against foreign currencies.

Selling, General and Administrative

Selling, general, and administrative expenses increased $28,030, or 67.4%, to $69,619 during the six months ended June 30, 2022, compared to selling, general and administrative expenses of $41,589 during the six months ended June 30, 2021. The increase in selling, general and administrative expenses is primarily due to the inclusion of Rhino-Rack and MAXTRAX, which contributed $16,634 and $2,534, respectively. Additionally, the Company incurred higher Corporate costs of $1,656 primarily related to payroll and professional fees along with an increase of stock compensation of $3,572 during the six months ended June 30, 2022 compared to the prior year. The remaining increase was primarily attributable to the Company’s investments in retail and direct-to-consumer initiatives at the Outdoor segment.

Transaction Costs

Transaction expense increased to $2,022 during the six months ended June 30, 2022, compared to transaction costs of $1,125 during the six months ended June 30, 2021, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Expense

Contingent consideration expense increased to $389 during the six months ended June 30, 2022, compared to $0 contingent consideration expense during the six months ended June 30, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities.

Interest Expense, net

Interest expense, net increased to $2,844 during the six months ended June 30, 2022, compared to interest expense, net of $450 during the six months ended June 30, 2021. The increase in interest expense recognized during the six months ended June 30, 2022 was primarily associated with the increase in the average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Other, net changed by $3,191, or 69.4%, to $1,410 during the six months ended June 30, 2022, compared to other, net of $4,601 during the six months ended June 30, 2021. The change in other, net, was primarily attributable to changes on mark-to-market adjustments on non-hedged commodity derivative contracts during the six months ended June 30, 2022 and non-hedged foreign currency contracts during the six months ended June 30, 2021. The change was partially offset by an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Income tax expense changed by $2,788, or -1,321.3%, to an expense of $2,577 during the six months ended June 30, 2022, compared

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

to a benefit of $211 during the same period in 2021. Our effective income tax rate was 22.1% for the six months ended June 30, 2022, and differed compared to the statutory tax rates due to the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations. For the six months ended June 30, 2021, our effective income tax rate was a benefit of 2.9% and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and a discrete charge recorded during the period.

Liquidity and Capital Resources

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the various brands. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $274,528 available to borrow at June 30, 2022. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. For additional information regarding the Company’s existing credit facilities, see the section titled “Credit Agreement” below.

At June 30, 2022, we had total cash of $13,888, compared to a cash balance of $19,465 at December 31, 2021. At June 30, 2022, the Company had $5,301 of the $13,888 in cash held by foreign entities, of which $3,614 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated six months ended June 30, 2022 compared with the condensed consolidated six months ended June 30, 2021.

	Six Months Ended
	June 30, 2022	June 30, 2021

Net cash (used in) provided by operating activities	$(6,276)	$362
Net cash used in investing activities	(3,774)	(3,200)
Net cash provided by (used in) financing activities	4,930	(8,031)
Effect of foreign exchange rates on cash	(457)	(138)
Change in cash	(5,577)	(11,007)
Cash, beginning of year	19,465	17,789
Cash, end of period	$13,888	$6,782

Net Cash From Operating Activities

Net cash used in operating activities was $6,276 during the six months ended June 30, 2022, compared to net cash provided by operating activities of $362 during the six months ended June 30, 2021. The change in net cash used in operating activities during 2022 is primarily due to an increase in net operating assets, or non-cash working capital, of $20,963, partially offset by increases in depreciation and amortization expenses, as well as stock compensation during the six months ended June 30, 2022, compared to the same period in 2021.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($10,348) was used during the six months ended June 30, 2022 compared to ($2,863) used during the same period in 2021. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Six Months Ended
	June 30, 2022	June 30, 2021

Net cash (used in) provided by operating activities	$(6,276)	$362
Purchase of property and equipment	(4,072)	(3,225)
Free cash flow	$(10,348)	$(2,863)

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Net Cash From Investing Activities

Net cash used in investing activities was $3,774 during the six months ended June 30, 2022, compared to $3,200 during the six months ended June 30, 2021. The increase in cash used during the six months ended June 30, 2022 is due to an increase in purchases of property and equipment, compared to the same period in 2021.

Net Cash From Financing Activities

Net cash provided by financing activities was $4,930 during the six months ended June 30, 2022, compared to net cash used by financing activities of $8,031 during the six months ended June 30, 2021. The increase in cash provided during the six months ended June 30, 2022, compared to the same period in 2021 was primarily due to the net proceeds to the revolving line of credit. Cash used by financing activities during the six months ended June 30, 2021 was primarily due to the net repayments to the revolving line of credit and repayments of the term loan.

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

Credit Agreement

As of June 30, 2022, the Company had drawn approximately $25,472 of the $300,000 revolving loan commitment that was available for borrowing under the Restated Credit Agreement (as defined below), and $123,438 was outstanding under the term loan commitment. As of June 30, 2022, the interest rates on the revolving loan and term loan commitments were approximately 3.5%. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of June 30, 2022.

On April 18, 2022 (the “Effective Date”), the Company, Black Diamond Retail, Inc., Black Diamond Retail – Alaska, LLC, Sierra Bullets, L.L.C., SKINourishment, LLC, Black Diamond Retail – Colorado, LLC, Black Diamond Retail – Montana, LLC, Black Diamond Retail – Wyoming, LLC, Barnes Bullets-Mona, LLC, Black Diamond Retail – Oregon, LLC, Black Diamond Retail – Vermont, LLC (collectively with the Company, the “Borrowers”) and the other loan parties party thereto (together with the Borrowers, each a “Loan Party”, and collectively, the “Loan Parties”) entered into an Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A., as administrative agent (the “Administrative Agent”) and the lenders party thereto (the “Restated Credit Agreement”) pursuant to which the existing Credit Agreement, dated as of May 3, 2019 (as amended prior to the Effective Date, the “Existing Credit Agreement”) by and among the Company, the lenders and loan parties from time to time party thereto and the Administrative Agent was amended and restated in its entirety. Each of the Loan Parties, other than the Company, is a direct or indirect subsidiary of the Company.

The Restated Credit Agreement provides for borrowings of up to $300,000 under a secured revolving credit facility (the “Revolving Loans”) (including up to $5,000 for letters of credit), and borrowings of up to $125,000 under a secured term loan facility (the “Term Loans”). The Restated Credit Agreement also permits the Borrowers, subject to certain requirements, to arrange with lenders for an aggregate of up to $175,000 of additional revolving and/or term loan commitments (both of which are currently uncommitted), for potential aggregate revolving and term loan commitments under the Restated Credit Agreement of up to $600,000. The proceeds of loans made under the Restated Credit Agreement may be used for working capital and general corporate purposes, including acquisitions permitted under the Restated Credit Agreement. The Restated Credit Agreement matures on April 18, 2027 (the “Maturity Date”), at which time the revolving commitments thereunder will terminate and all outstanding Revolving Loans and Term Loans, together with all accrued and unpaid interest thereon, must be repaid.

The Term Loans were fully drawn on the Effective Date and cannot be reborrowed. The Restated Credit Agreement provides for quarterly amortization payments of the Term Loans on the last business day of each March, June, September and December,

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

The Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, certain divisions, liquidations or dissolutions other than in certain permitted instances as described in the Restated Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries; (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Restated Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; (xii) permit the consolidated total leverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, from exceeding a limit of 3:75 to 1, provided, that, subject to certain terms and conditions set forth in the Restated Credit Agreement, so long as no Event of Default (as defined in the Restated Credit Agreement) exists at such time or would result therefrom, the Company may elect to increase the maximum consolidated total leverage ratio permitted under the Restated Credit Agreement to 4.25:1.00 for a period of four consecutive fiscal quarters in connection with any acquisition permitted under the Restated Credit Agreement for which the aggregate consideration is greater than or equal to $60,000; and (xiii) permit the consolidated fixed charge coverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, to be less than 1.25 to 1.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of June 30, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2022, were effective.

On July 1, 2021, the Company completed the acquisition of Australia-based Rhino-Rack Holdings Pty Ltd (“Rhino-Rack”). On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). Management excluded Rhino-Rack and MAXTRAX from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022.

Changes in Internal Control over Financial Reporting

The Company acquired MAXTRAX and Rhino-Rack on December 1, 2021 and July 1, 2021, respectively. The Company is currently in the process of integrating the internal controls over financial reporting at MAXTRAX and Rhino-Rack. Except for the continued integration of MAXTRAX and Rhino-Rack, there has been no change in our internal control over financial reporting that occurred during the six months ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CLARUS CORPORATION
Date: August 1, 2022	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: August 1, 2022	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)