Form 10-Q
period 2022-09-30
Clarus Corp
filed 2022-11-07
CIK 913277

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022

or

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

As of November 2, 2022, there were 37,036,468 shares of common stock, par value $0.0001, outstanding.

INDEX

CLARUS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLARUS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash	$10,365	$19,465
Accounts receivable, less allowance for
credit losses of $1,200 and $811	76,468	66,180
Inventories	155,206	129,354
Prepaid and other current assets	14,586	11,831
Income tax receivable	860	116
Total current assets	257,485	226,946

Property and equipment, net	42,140	42,826
Other intangible assets, net	56,789	73,683
Indefinite-lived intangible assets	119,201	128,271
Goodwill	112,247	118,090
Deferred income taxes	22,304	22,433
Other long-term assets	17,775	19,578
Total assets	$627,941	$631,827

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$23,640	$31,488
Accrued liabilities	26,271	27,473
Income tax payable	1,109	4,437
Current portion of long-term debt	10,306	9,585
Total current liabilities	61,326	72,983

Long-term debt, net	156,852	131,948
Deferred income taxes	30,704	35,280
Other long-term liabilities	15,970	21,448
Total liabilities	264,852	261,659

Stockholders' Equity
Preferred stock, $0.0001 par value per share; 5,000
shares authorized; none issued	-	-
Common stock, $0.0001 par value per share; 100,000 shares authorized;
41,625 and 41,105 issued and 37,036 and 37,094 outstanding, respectively	4	4
Additional paid in capital	677,120	662,996
Accumulated deficit	(254,313)	(263,342)
Treasury stock, at cost	(32,707)	(24,440)
Accumulated other comprehensive loss	(27,015)	(5,050)
Total stockholders' equity	363,089	370,168
Total liabilities and stockholders' equity	$627,941	$631,827

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	September 30, 2022	September 30, 2021

Sales
Domestic sales	$55,540	$61,259
International sales	60,175	47,712
Total sales	115,715	108,971

Cost of goods sold	76,291	69,792
Gross profit	39,424	39,179

Operating expenses
Selling, general and administrative	32,340	31,314
Transaction costs	858	8,147
Contingent consideration expense	104	-

Total operating expenses	33,302	39,461

Operating income (loss)	6,122	(282)

Other expense
Interest expense, net	(2,216)	(1,476)
Other, net	(1,238)	338

Total other expense, net	(3,454)	(1,138)

Income (loss) before income tax	2,668	(1,420)
Income tax benefit	(83)	(5,950)
Net income	2,751	4,530

Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(11,386)	(8,933)
Unrealized gain on hedging activities	268	268
Other comprehensive loss	(11,118)	(8,665)
Comprehensive loss	$(8,367)	$(4,135)

Net income per share:
Basic	$0.07	$0.13
Diluted	0.07	0.13

Weighted average shares outstanding:
Basic	37,369	33,800
Diluted	39,580	36,164

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(In thousands, except per share amounts)

	Nine Months Ended
	September 30, 2022	September 30, 2021

Sales
Domestic sales	$181,920	$160,708
International sales	162,004	96,903
Total sales	343,924	257,611

Cost of goods sold	216,566	163,361
Gross profit	127,358	94,250

Operating expenses
Selling, general and administrative	101,959	72,903
Transaction costs	2,880	9,272
Contingent consideration expense	493	-

Total operating expenses	105,332	82,175

Operating income	22,026	12,075

Other expense
Interest expense, net	(5,060)	(1,926)
Other, net	(2,648)	(4,263)

Total other expense, net	(7,708)	(6,189)

Income before income tax	14,318	5,886
Income tax expense (benefit)	2,494	(6,161)
Net income	11,824	12,047

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(22,941)	(9,654)
Unrealized gain on hedging activities	976	1,272
Other comprehensive loss	(21,965)	(8,382)
Comprehensive (loss) income	$(10,141)	$3,665

Net income per share:
Basic	$0.32	$0.37
Diluted	0.30	0.35

Weighted average shares outstanding:
Basic	37,256	32,159
Diluted	39,694	34,044

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows From Operating Activities:
Net income	$11,824	$12,047
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	5,800	4,336
Amortization of other intangible assets	11,740	5,971
Amortization of debt issuance costs	593	335
Gain on disposition of property and equipment	(41)	(2)
Noncash lease expense	2,412	1,507
Contingent consideration expense	468	-
Stock-based compensation	9,142	6,414
Deferred income taxes	(410)	(7,006)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24,941)	(13,079)
Inventories	(30,243)	(25,181)
Prepaid and other assets	(2,126)	(5,912)
Accounts payable	4,662	1,358
Accrued liabilities	(2,756)	2,200
Income taxes	(3,870)	(89)
Net cash used in operating activities	(17,746)	(17,101)

Cash Flows From Investing Activities:
Purchase of businesses, net of cash received	-	(135,627)
Proceeds from disposition of property and equipment	438	25
Purchases of property and equipment	(6,216)	(5,579)
Net cash used in investing activities	(5,778)	(141,181)

Cash Flows From Financing Activities:
Proceeds from revolving credit facilities	98,991	87,703
Repayments on revolving credit facilities	(72,804)	(37,871)
Repayments on term loans	(125,191)	(5,814)
Proceeds from issuance of term loans	125,000	109,154
Payment of debt issuance costs	(1,385)	(722)
Purchase of treasury stock	(8,267)	(651)
Proceeds from exercise of stock options	2,721	1,652
Cash dividends paid	(2,795)	(2,410)
Payment of contingent consideration	(943)	-
Net cash provided by financing activities	15,327	151,041

Effect of foreign exchange rates on cash	(903)	(378)

Change in cash	(9,100)	(7,619)
Cash, beginning of year	19,465	17,789
Cash, end of period	$10,365	$10,170

Supplemental Disclosure of Cash Flow Information:
Cash paid for income taxes	$7,155	$353
Cash paid for interest	$4,107	$1,389
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock issued for business acquisitions	$2,261	$55,333
Contingent consideration for business acquisitions	$-	$3,564
Property and equipment purchased with accounts payable	$127	$57
Lease liabilities arising from obtaining right of use assets	$1,324	$6,421
Unpaid debt issuance costs	$-	$270

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(In thousands, except per share amounts)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2020	35,198	$4	$513,979	$(286,100)	(3,970)	$(23,789)	$500	$204,594
Net income	-	-	-	5,677	-	-	-	5,677
Other comprehensive loss	-	-	-	-	-	-	(120)	(120)
Cash dividends ($0.025 per share)	-	-	-	(783)	-	-	-	(783)
Purchase of treasury stock	-	-	-	-	(41)	(651)	-	(651)
Stock-based compensation expense	-	-	1,524	-	-	-	-	1,524
Proceeds from exercise of options	127	-	246	-	-	-	-	246
Balance, March 31, 2021	35,325	$4	$515,749	$(281,206)	(4,011)	$(24,440)	$380	$210,487
Net income	-	-	-	1,840	-	-	-	1,840
Other comprehensive income	-	-	-	-	-	-	403	403
Cash dividends ($0.025 per share)	-	-	-	(782)	-	-	-	(782)
Stock-based compensation expense	-	-	1,826	-	-	-	-	1,826
Proceeds from exercise of options	171	-	1,406	-	-	-	-	1,406
Balance, June 30, 2021	35,496	$4	$518,981	$(280,148)	(4,011)	$(24,440)	$783	$215,180
Net income	-	-	-	4,530	-	-	-	4,530
Other comprehensive loss	-	-	-	-	-	-	(8,665)	(8,665)
Cash dividends ($0.025 per share)	-	-	-	(845)	-	-	-	(845)
Stock-based compensation expense	-	-	3,064	-	-	-	-	3,064
Shares issued in business acquisition	2,315	-	55,333	-	-	-	-	55,333
Balance, September 30, 2021	37,811	$4	$577,378	$(276,463)	(4,011)	$(24,440)	$(7,882)	$268,597

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Accumulated	Treasury Stock		Comprehensive	Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Income (Loss)	Equity

Balance, December 31, 2021	41,105	$4	$662,996	$(263,342)	(4,011)	$(24,440)	$(5,050)	$370,168
Net income	-	-	-	5,309	-	-	-	5,309
Other comprehensive income	-	-	-	-	-	-	6,163	6,163
Cash dividends ($0.025 per share)	-	-	-	(930)	-	-	-	(930)
Purchase of treasury stock	-	-	-	-	(51)	(1,097)	-	(1,097)
Stock-based compensation expense	-	-	3,367	-	-	-	-	3,367
Proceeds from exercise of options	167	-	126	-	-	-	-	126
Balance, March 31, 2022	41,272	$4	$666,489	$(258,963)	(4,062)	$(25,537)	$1,113	$383,106
Net income	-	-	-	3,764	-	-	-	3,764
Other comprehensive loss	-	-	-	-	-	-	(17,010)	(17,010)
Cash dividends ($0.025 per share)	-	-	-	(931)	-	-	-	(931)
Stock-based compensation expense	-	-	3,555	-	-	-	-	3,555
Proceeds from exercise of options	56	-	542	-	-	-	-	542
Balance, June 30, 2022	41,328	$4	$670,586	$(256,130)	(4,062)	$(25,537)	$(15,897)	$373,026
Net income	-	-	-	2,751	-	-	-	2,751
Other comprehensive loss	-	-	-	-	-	-	(11,118)	(11,118)
Cash dividends ($0.025 per share)	-	-	-	(934)	-	-	-	(934)
Purchase of treasury stock	-	-			(527)	(7,170)	-	(7,170)
Stock-based compensation expense	-	-	2,220	-	-	-	-	2,220
Proceeds from exercise of options	189	-	2,053	-	-	-	-	2,053
Shares issued in business acquisition	108	-	2,261	-	-	-	-	2,261
Balance, September 30, 2022	41,625	$4	$677,120	$(254,313)	(4,589)	$(32,707)	$(27,015)	$363,089

See accompanying notes to condensed consolidated financial statements.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(in thousands, except per share amounts)

NOTE 1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements of Clarus Corporation and subsidiaries (which may be referred to as the “Company,” “Clarus,” “we,” “us” or “our”) as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), instructions to the Quarterly Report on Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments, except otherwise disclosed) necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be obtained for the year ending December 31, 2022. These interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2022.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The more significant estimates relate to the fair value of net assets acquired in business combinations, excess or obsolete inventory, allowance for credit losses, contingent consideration liabilities, and valuation of deferred tax assets, long-lived assets, goodwill and other intangible assets. We base our estimates on historical experience, projected future cash flows, and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

Significant Accounting Policies

Accounting Pronouncements adopted during 2022

During the nine months ended September 30, 2022, the Company adopted Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The ASU was adopted on a prospective basis. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which was phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The adoption of this standard did not have a material effect on the Company’s consolidated financial statements and related disclosures.

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

The Company acquired MAXTRAX for an aggregate purchase price of $AUD 49,744 (approximately $35,475), subject to a post-closing adjustment, comprised of $AUD 37,551 (approximately $26,780) cash, 107 shares of the Company’s common stock valued at $2,594, and additional consideration described below. The MAXTRAX Purchase Agreement also provides for the payment of additional consideration in the form of shares of the Company’s common stock valued at $AUD 6,250 (approximately $4,457) split equally on

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

June 30, 2022 and 2023. During the three months ended September 30, 2022, approximately 108 shares of the Company’s common stock were issued in accordance with the MAXTRAX Purchase Agreement as additional consideration. The MAXTRAX Purchase Agreement provides for the payment of additional contingent consideration up to $AUD 6,250 (approximately $4,457) in cash if certain future net sales thresholds are met during 2022 and 2023 (the “MAXTRAX Contingent Consideration”). The Company estimated the initial fair value of the MAXTRAX Contingent Consideration to be $AUD 2,307 (approximately $1,644) and has recorded this liability within accrued liabilities and other long-term liabilities. The net sales threshold required for the payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period ended June 30, 2022. See Note 10 for discussion regarding the valuation of the MAXTRAX Contingent Consideration as of September 30, 2022. The acquisition was accounted for as a business combination.

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

The Company acquired Rhino-Rack for an aggregate purchase price of approximately $AUD 269,696 (approximately $202,488), subject to a post-closing adjustment, comprised of approximately $AUD 191,249 (approximately $143,590) cash, 2,315 shares of the Company’s common stock valued at $55,333, and additional contingent consideration described below. The Purchase Agreement also provides for the payment of additional contingent consideration up to approximately $AUD 10,000 (approximately $7,508) if certain future net sales thresholds are met (the “Rhino-Rack Contingent Consideration”). The Company estimated the initial fair value of the Rhino-Rack Contingent Consideration to be approximately $AUD 4,747 (approximately $3,565) and has recorded this liability within accrued liabilities. The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. See Note 10 for discussion regarding the valuation of the Rhino-Rack Contingent Consideration as of September 30, 2022. The acquisition was accounted for as a business combination.

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

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Sales	$113,467	$319,559
Net income	$17,144	$28,175
Net income per share - basic	$0.51	$0.88
Net income per share - diluted	$0.47	$0.83

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

NOTE 3. INVENTORIES

Inventories, as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Finished goods	$110,916	$86,647
Work-in-process	8,829	10,336
Raw materials and supplies	35,461	32,371
	$155,206	$129,354

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment, net, as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021

Land	$4,160	$4,160
Building and improvements	17,237	16,403
Furniture and fixtures	7,316	6,677
Computer hardware and software	8,482	7,512
Machinery and equipment	35,313	33,581
Construction in progress	4,198	4,312
	76,706	72,645
Less accumulated depreciation	(34,566)	(29,819)
	$42,140	$42,826

Depreciation expense for the three months ended September 30, 2022 and 2021 was $2,091 and $1,631, respectively, and for the nine months ended September 30, 2022 and 2021 was $5,800 and $4,336, respectively.

NOTE 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table summarizes the balances in goodwill by segment:

	Outdoor	Precision Sport	Adventure	Total

Balance at December 31, 2021	$-	$26,715	$91,375	$118,090

Acquisition adjustment	-	-	741	741
Impact of foreign currency exchange rates	-	-	(6,584)	(6,584)

Balance at September 30, 2022	$-	$26,715	$85,532	$112,247

We assess the recoverability of our reporting unit’s carrying value of goodwill annually or more often if events or circumstances make it more likely than not that the fair value of the reporting unit is less than its carrying value, such as a significant adverse change in the business climate. If the fair value of the reporting unit is less than its carrying amount, an impairment loss is recognized for the excess carrying amount over the fair value computation. We estimate the reporting unit’s fair value using a combination of the income approach based upon projected discounted cash flows of the reporting unit and the market approach based upon the market multiple of comparable publicly traded companies.

Under the income approach, the estimated discounted cash flows are based on the best information available to us at the time, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account our future operating plans and strategies. Certain other key assumptions utilized, including revenue projections, costs of goods sold, operating expenses and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable.

The market approach identifies the EBITDA multiples of comparable publicly traded companies. The reporting unit’s EBITDA is multiplied by the market multiple to estimate its current estimated fair value.

Due to a weakening global economy, driven by higher inflation and interest rates, and other factors affecting the market for our Adventure reporting unit products, we reduced our sales projections for the remainder of 2022, and our forecasts for 2023 and beyond in our Adventure reporting unit. As a result, we determined that a triggering event had occurred during the quarter ended September 30, 2022, with respect to our Adventure reporting unit, which required that we perform a quantitative assessment. We assessed the fair value

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

of this reporting unit using the income-based and market-based approaches described above. As a result of this assessment, the fair value of our Adventure reporting unit exceeded the related carrying value by approximately 11%, thus no impairment of goodwill was recorded.

Indefinite-Lived Intangible Assets

The following table summarizes the changes in indefinite-lived intangible assets:

Balance at December 31, 2021	$128,271

Impact of foreign currency exchange rates	(9,070)

Balance at September 30, 2022	$119,201

Similar to the goodwill impairment assessment, Management performs an interim indefinite-lived intangible asset impairment assessment whenever events or circumstances make it more likely than not that an impairment may have occurred, such as a significant adverse change in the business climate. If the carrying value of the indefinite-lived asset is higher than its fair value, the asset is deemed to be impaired and the impairment charge is estimated as the difference.

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

As described above, we determined that a triggering event had occurred during the quarter ended September 30, 2022, with respect to certain indefinite-lived intangible assets within our Adventure reporting unit, which required that we perform a quantitative assessment. We assessed the fair value of the Adventure reporting unit indefinite-lived intangible assets using the relief-from-royalty method described above. As a result of this assessment, the fair value of our Adventure reporting unit indefinite-lived intangible assets exceeded the related carrying value by approximately 14%, thus no impairment was recorded.

If we do not achieve the results reflected in the forecasted estimates utilized in our impairment assessments, or if there are changes to market assumptions, our valuation of the reporting unit, including related indefinite-lived intangible assets, could be adversely affected, and we may be required to impair a portion or all of the related goodwill, indefinite-lived intangibles, and other long-lived assets which would adversely affect our operating results in the period of impairment.

Trademarks classified as indefinite-lived intangible assets by brand as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021
Black Diamond	$19,600	$19,600
PIEPS	2,734	3,166
Sierra	18,900	18,900
Barnes	5,600	5,600
Rhino-Rack	62,784	70,278
MAXTRAX	9,583	10,727
	$119,201	$128,271

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Other Intangible Assets, net

The following table summarizes the changes in gross other intangible assets:

Gross balance at December 31, 2021	$104,681

Impact of foreign currency exchange rates	(6,788)

Gross balance at September 30, 2022	$97,893

Other intangible assets, net of amortization as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life
Intangibles subject to amortization
Customer relationships	$75,257	$(31,393)	$43,864	13.8 years
Product technologies	20,426	(7,971)	12,455	10.2 years
Tradename / trademark	1,263	(793)	470	9.4 years
Core technologies	947	(947)	-	10.0 years
	$97,893	$(41,104)	$56,789	13.0 years

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Useful Life

Customer relationships	$80,078	$(23,804)	$56,274	13.8 years
Product technologies	22,393	(5,557)	16,836	10.2 years
Tradename / trademark	1,263	(690)	573	9.4 years
Core technologies	947	(947)	-	10.0 years
	$104,681	$(30,998)	$73,683	12.9 years

Amortization expense for the three months ended September 30, 2022 and 2021, was $3,683 and $3,577, respectively, and for the nine months ended September 30, 2022 and 2021 was $11,740 and $5,971, respectively. Future amortization expense for other intangible assets as of September 30, 2022 is as follows:

Years Ending December 31,	Amortization Expense
2022 (excluding the nine months ended September 30, 2022)	$3,549
2023	12,351
2024	10,390
2025	8,408
2026	6,439
2027	4,692
Thereafter	10,960
$56,789

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOTE 6. ACCRUED LIABILITIES AND OTHER LONG-TERM LIABILITIES

Accrued liabilities as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021

Accrued payroll and related items	$4,834	$5,029
Accrued bonus	2,151	3,615
Accrued warranty	1,515	1,529
Current lease liabilities	2,713	2,824
Accrued commissions	823	811
Contingent consideration liabilities	1,518	2,791
Accrued excise tax	1,105	724
Other	11,612	10,150
	$26,271	$27,473

Other long-term liabilities as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021

Long-term lease liability	$13,052	$15,111
Deferred stock consideration for business acquisition	2,023	4,530
Contingent consideration liability	-	694
Other	895	1,113
	$15,970	$21,448

NOTE 7. LONG-TERM DEBT

Long-term debt as of September 30, 2022 and December 31, 2021, was as follows:

	September 30, 2022	December 31, 2021

Revolving credit facility (a)	$44,688	$18,501
Other debt (b)	1,108	1,467
Term loan (c)	121,875	121,874
Debt issuance costs	(513)	(309)
	167,158	141,533
Less current portion	(10,306)	(9,585)
	$156,852	$131,948

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

All obligations under the Restated Credit Agreement are secured by our subsidiary equity interests, as well as accounts receivable, inventory, intellectual property and certain other assets owned by the Company. The Restated Credit Agreement contains restrictions on the Company’s ability to pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled. The Restated Credit Agreement also includes other customary affirmative and negative covenants, including financial covenants relating to the Company’s consolidated total leverage ratio and fixed charge coverage ratio. The Company was in compliance with the debt covenants set forth in the Credit Agreement as of September 30, 2022.

(a)As of September 30, 2022, the Company had drawn $44,688 on the $300,000 revolving commitment that was available under the Restated Credit Agreement, with a maturity date of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of September 30, 2022 and December 31, 2021, the rates were approximately 5.0% and 2.4%, respectively.

(b)Foreign subsidiaries of the Company have a revolving credit facility and term debt with financial institutions which mature between August 22, 2022 and August 8, 2024. The foreign subsidiaries pay interest monthly on any borrowings on the credit facilities as well as monthly payments on the term debt. As of September 30, 2022, the interest rates ranged between approximately 1.3% and 4.5% and as of December 31, 2021, the interest rates ranged between approximately 1.3% and 5.2%. The credit facilities are secured by certain assets of the foreign subsidiaries.

(c)The Company is required to repay the term loan through quarterly payments of $1,563 each beginning with June 30, 2022, increasing to $3,125 each beginning with June 30, 2023, and any remaining obligations will be repaid in full on the maturity date of the Restated Credit Agreement of April 18, 2027. The Company pays interest monthly on any borrowings on the Restated Credit Agreement. As of September 30, 2022 and December 31, 2021, the rates were approximately 5.0% and 2.4%, respectively.

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

As of September 30, 2022, the Company held commodity derivative contracts, with remaining maturities of less than one year, to mitigate the risk of commodity price fluctuations associated with raw material costs. The notional amount of the commodity derivative contracts as of September 30, 2022 was 771 pounds. These contracts are not designated as accounting hedges and the changes in fair value of the instruments are recognized in earnings. During the three and nine months ended September 30, 2022, losses of $(322) and $(875), respectively, were recorded in other, net expense.

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

At September 30, 2022, the Company’s derivative contracts had remaining maturities of less than one year. The counterparties to these transactions had both long-term and short-term investment grade credit ratings. The maximum net exposure of the Company’s credit risk to the counterparties is generally limited to the aggregate unrealized loss of all contracts with that counterparty. At September 30, 2022, there was no such exposure to the counterparties. The Company’s exposure of counterparty credit risk is limited to the aggregate unrealized gain of $2,129 on all contracts at September 30, 2022. The Company’s derivative counterparties have strong credit ratings and as a result, the Company does not require collateral to facilitate transactions.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The Company held the following contracts designated as hedging instruments as of September 30, 2022 and December 31, 2021:

September 30, 2022
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$8,604	February 2023
Foreign exchange contracts - Euros	€ 13,370	February 2023

December 31, 2021
	Notional	Latest
	Amount	Maturity

Foreign exchange contracts - Canadian Dollars	$14,850	February 2023
Foreign exchange contracts - Euros	€ 20,104	February 2023

For contracts that qualify as effective hedge instruments, the effective portion of gains and losses resulting from changes in fair value of the instruments are included in accumulated other comprehensive loss and reclassified to sales in the period the underlying hedged transaction is recognized in earnings. Gains (losses) of $1,218 and $201 were reclassified to sales during the three months ended September 30, 2022 and 2021, respectively, and $2,081 and $(542) were reclassified to sales during the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the balance sheet classification and fair value of derivative instruments as of September 30, 2022 and December 31, 2021:

	Classification	September 30, 2022	December 31, 2021

Derivative instruments in asset positions:
Designated forward exchange contracts	Prepaid and other current assets	$2,674	$491
Designated forward exchange contracts	Other long-term assets	$-	$20

Derivative instruments in liability positions:
Undesignated commodity derivative contracts	Accrued liabilities	$545	$-
Designated forward exchange contracts	Other long-term liabilities	$-	$24

NOTE 9. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss (“AOCI”) primarily consists of foreign currency translation adjustments and changes in our forward foreign exchange contracts. The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2022	$(16,796)	$899	$(15,897)
Other comprehensive (loss) income before reclassifications	(11,386)	1,203	(10,183)
Amounts reclassified from other comprehensive income	-	(935)	(935)
Net current period other comprehensive (loss) income	(11,386)	268	(11,118)
Balance as of September 30, 2022	$(28,182)	$1,167	$(27,015)

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table sets forth the changes in AOCI, net of tax, for the three months ended September 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of June 30, 2021	$759	$24	$783
Other comprehensive (loss) income before reclassifications	(8,933)	422	(8,511)
Amounts reclassified from other comprehensive income	-	(154)	(154)
Net current period other comprehensive (loss) income	(8,933)	268	(8,665)
Balance as of September 30, 2021	$(8,174)	$292	$(7,882)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2022:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2021	$(5,241)	$191	$(5,050)
Other comprehensive (loss) income before reclassifications	(22,941)	2,574	(20,367)
Amounts reclassified from other comprehensive loss	-	(1,598)	(1,598)
Net current period other comprehensive (loss) income	(22,941)	976	(21,965)
Balance as of September 30, 2022	$(28,182)	$1,167	$(27,015)

The following table sets forth the changes in AOCI, net of tax, for the nine months ended September 30, 2021:

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Cash Flow Hedges	Total

Balance as of December 31, 2020	$1,480	$(980)	$500
Other comprehensive (loss) income before reclassifications	(9,654)	857	(8,797)
Amounts reclassified from other comprehensive income	-	415	415
Net current period other comprehensive (loss) income	(9,654)	1,272	(8,382)
Balance as of September 30, 2021	$(8,174)	$292	$(7,882)

The effects on net income of amounts reclassified from unrealized gains on cash flow hedges for foreign exchange contracts for the three and nine months ended September 30, 2022 and 2021, were as follows:

	Gains (losses) reclassified from AOCI to the Condensed Consolidated Statements of Comprehensive (Loss) Income
	Three Months Ended		Nine Months Ended
Affected line item in the Condensed Consolidated Statements of Comprehensive (Loss) Income	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Foreign exchange contracts:
Sales	$1,218	$201	$2,081	$(542)
Less: Income tax expense (benefit)	283	47	483	(127)
Amount reclassified, net of tax	$935	$154	$1,598	$(415)

Total reclassifications from AOCI	$935	$154	$1,598	$(415)

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

Level 3 - inputs to the valuation methodology are based on prices or valuation techniques that are unobservable.

Assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$2,674	$-	$2,674
	$-	$2,674	$-	$2,674

Liabilities
Undesignated commodity derivative contracts	$545	$-	$-	$545
Contingent consideration liabilities	-	-	1,518	1,518
	$545	$-	$1,518	$2,063

	December 31, 2021
	Level 1	Level 2	Level 3	Total

Assets
Designated forward exchange contracts	$-	$511	$-	$511
	$-	$511	$-	$511

Liabilities
Designated forward exchange contracts	$-	$24	$-	$24
Contingent consideration liabilities	-	-	3,485	3,485
	$-	$24	$3,485	$3,509

Derivative financial instruments are recorded at fair value based on current market pricing models. No nonrecurring fair value measurements existed at September 30, 2022 and December 31, 2021.

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

The net sales threshold required for the payment of the Rhino-Rack Contingent Consideration was not met during the measurement period ended June 30, 2022. The net sales threshold required for the payment of the 2022 portion of the MAXTRAX Contingent Consideration was met during the 2022 measurement period ended June 30, 2022. During the three months ended September 30, 2022, $AUD 3,125 was paid in cash in accordance with the MAXTRAX Purchase Agreement.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The following table summarizes the changes in contingent consideration liabilities:

	Rhino-Rack	MAXTRAX	Total

Balance at December 31, 2021	$1,813	$1,672	$3,485
Fair value adjustments	(1,811)	2,304	493
Contingent consideration payments	-	(2,148)	(2,148)
Impact of foreign currency exchange rates	(2)	(310)	(312)
Balance at September 30, 2022	$-	$1,518	$1,518

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

NOTE 11. STOCKHOLDERS’ EQUITY

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis. The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 3, 2022, the Company announced that its Board of Directors approved the payment on November 25, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 14, 2022.

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

The following table is a reconciliation of basic and diluted shares of common stock outstanding used in the calculation of earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Weighted average shares outstanding - basic	37,369	33,800	37,256	32,159
Effect of dilutive stock awards	2,061	2,364	2,246	1,885
Effect of dilutive deferred stock consideration for business acquisition	150	-	192	-
Weighted average shares outstanding - diluted	39,580	36,164	39,694	34,044

Net income per share:
Basic	$0.07	$0.13	$0.32	$0.37
Diluted	0.07	0.13	0.30	0.35

For the three months ended September 30, 2022 and 2021, equity awards of 1,713 and 1,000, respectively, and for the nine months ended September 30, 2022 and 2021, equity awards of 1,560 and 1,011, respectively, were excluded from the calculation of earnings per share for these periods as they were anti-dilutive.

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

Options Granted:

During the nine months ended September 30, 2022, the Company issued stock options for an aggregate of 440 shares under the 2015 Plan to directors and employees of the Company. Of the 440 options, 355 vest and become exercisable over a period of three years, 75 vest in four equal consecutive quarterly tranches from the date of grant and the remaining 10 vest immediately. All of the issued stock options expire ten years from the date of the grant.

For computing the fair value of the stock-based awards, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Options Granted During the Nine Months Ended September 30, 2022

Number of options	430	10
Option vesting period	1 - 3 Years	Immediate
Grant price (per share)	$18.67 - $27.65	$21.83
Dividend yield	0.36% - 0.54%	0.46%
Expected volatility (a)	38.6% - 40.9%	39.4%
Risk-free interest rate	1.46% - 3.38%	1.66%
Expected life (years) (b)	5.31 - 6.01	5.50
Weighted average fair value (per share)	$7.82 - $10.41	$8.03

(a)Expected volatility is based upon the Company’s historical volatility.

(b)The expected term was determined based upon the underlying terms of the awards and the category and employment history of employee award recipient.

The grant date fair value of the stock options granted during the nine months ended September 30, 2022 was $3,661, which will be recognized over the vesting period of the options.

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

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

The total non-cash stock compensation expense related to restricted stock, stock options and stock awards recorded by the Company for the three months ended September 30, 2022 and 2021 was $2,220 and $3,064, respectively, and for the nine months ended September 30, 2022 and 2021 was $9,142 and $6,414, respectively. For the three and nine months ended September 30, 2022 and 2021, the majority of stock-based compensation costs were classified as selling, general and administrative expenses.

As of September 30, 2022, there were 1,492 unvested stock options and unrecognized compensation cost of $5,862 related to unvested stock options, as well as 1,546 unvested restricted stock awards and unrecognized compensation costs of $9,919 related to unvested restricted stock awards.

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

The Company is involved in various legal disputes and other legal proceedings that arise from time to time in the ordinary course of business. Anticipated costs related to litigation matters are accrued when it is both probable that a liability has been incurred and the amount can be reasonably estimated. Based on currently available information, the Company does not believe that it is reasonably possible that the disposition of any of the legal disputes the Company or its subsidiaries is currently involved in will have a material adverse effect upon the Company’s consolidated financial condition, results of operations or cash flows. There is a reasonable possibility of loss from contingencies in excess of the amounts accrued by the Company in the accompanying condensed consolidated balance sheets; however, the actual amounts of such possible losses cannot currently be reasonably estimated by the Company at this time. It is possible that, as additional information becomes available, the impact on the Company could have a different effect.

NOTE 15. INCOME TAXES

The Company’s U.S. federal statutory tax rate of 21% and its foreign operations have statutory tax rates of approximately 25% in Austria, 28% in New Zealand, and 30% in Australia.

The difference between the Company’s estimated effective tax rates of (3.1)% for the three months ended September 30, 2022, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of discrete stock option windfall benefits in the third quarter of 2022. The difference between the Company’s estimated effective tax rates of 17.4% for the nine months ended September 30, 2022, and the U.S. federal statutory tax rate of 21% was primarily due to the impact of discrete stock option windfall benefits in the third quarter, partially offset by the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations.

As of December 31, 2021, the Company’s gross deferred tax asset was $38,184. The Company has recorded a valuation allowance of $4,378, resulting in a net deferred tax asset of $33,806, before deferred tax liabilities of $46,653. The Company has provided a valuation allowance against a portion of the deferred tax assets as of September 30, 2022 and December 31, 2021, because the ultimate realization of those assets did not meet the more-likely-than-not criteria. The majority of the Company’s deferred tax assets consist of NOLs for federal tax purposes. If a change in control were to occur, these could be limited under Section 382 of the Internal Revenue Code of 1986 (“Code”), as amended.

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

As of September 30, 2022, the Company had NOLs and research and experimentation credit for U.S. federal income tax purposes of $58,376 and $2,259, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration.

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

NOLs available to offset taxable income, subject to compliance with Section 382 of the Code, begin to expire based upon the following schedule:

Net Operating Loss Carryforward Expiration Dates
September 30, 2022

Expiration Dates December 31,	Net Operating Loss Amount
2022	$37,171
2023	5,712
2024	3,566
2025 and beyond	11,927
Total	$58,376

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Financial information for our segments, as well as revenue by geography, which the Company believes provides a meaningful depiction how the nature, timing and uncertainty of revenue are affected by economic factors, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Sales to external customers:
Outdoor
Domestic sales	$27,446	$26,773	$80,368	$77,765
International sales	35,430	32,256	86,634	77,952
Total Outdoor	62,876	59,029	167,002	155,717
Precision Sport
Domestic sales	24,612	27,363	79,248	75,820
International sales	9,595	2,954	23,264	6,449
Total Precision Sport	34,207	30,317	102,512	82,269
Adventure
Domestic sales	3,482	7,123	22,304	7,123
International sales	15,150	12,502	52,106	12,502
Total Adventure	18,632	19,625	74,410	19,625
Total sales to external customers	115,715	108,971	343,924	257,611
Segment operating income (loss):
Outdoor	5,853	5,939	9,212	10,041
Precision Sport	9,936	10,441	33,951	26,420
Adventure	(3,736)	(3,014)	(968)	(3,014)
Total segment operating income	12,053	13,366	42,195	33,447
Transaction costs	(858)	(8,147)	(2,880)	(9,272)
Contingent consideration expense	(104)	-	(493)	-
Corporate and other expenses	(6,207)	(5,163)	(19,444)	(16,363)
Interest expense, net	(2,216)	(1,476)	(5,060)	(1,926)
Income (loss) before income tax	$2,668	$(1,420)	$14,318	$5,886

There were no intercompany sales between the Outdoor, Precision Sport, and Adventure segments for the periods presented.

Total assets by segment, as of September 30, 2022 and December 31, 2021, were as follows:

	September 30, 2022	December 31, 2021

Outdoor	$181,669	$166,751
Precision Sport	153,812	142,549
Adventure	266,340	298,364
Corporate	26,120	24,163
	$627,941	$631,827

CLARUS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(Unaudited)

(in thousands, except per share amounts)

Capital expenditures, depreciation and amortization by segment is as follows.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Capital expenditures:
Outdoor	$184	$819	$2,509	$2,091
Precision Sport	1,024	957	2,246	2,910
Adventure	936	578	1,461	578
Total capital expenditures	$2,144	$2,354	$6,216	$5,579
Depreciation:
Outdoor	$794	$727	$2,440	$2,134
Precision Sport	818	669	2,411	1,967
Adventure	479	235	949	235
Total depreciation	$2,091	$1,631	$5,800	$4,336
Amortization:
Outdoor	$248	$259	$753	$776
Precision Sport	692	938	2,077	2,815
Adventure	2,743	2,380	8,910	2,380
Total amortization	$3,683	$3,577	$11,740	$5,971

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

Potential risks and uncertainties that could cause the actual results of operations or financial condition of the Company to differ materially from those expressed or implied by forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the overall level of consumer demand on our products; general economic conditions and other factors affecting consumer confidence, preferences, and behavior; disruption and volatility in the global currency, capital and credit markets; the financial strength of the Company’s customers; the Company’s ability to implement its business strategy; the ability of the Company to execute and integrate acquisitions; changes in governmental regulation, legislation or public opinion relating to the manufacture and sale of bullets and ammunition, and the possession and use of firearms and ammunition by our customers; the Company’s exposure to product liability or product warranty claims and other loss contingencies; disruptions and other impacts to the Company’s business, as a result of the COVID-19 global pandemic and government actions and restrictive measures implemented in response; stability of the Company’s manufacturing facilities and suppliers, as well as consumer demand for our products, in light of disease epidemics and health-related concerns such as the COVID-19 global pandemic; the impact that global climate change trends may have on the Company and its suppliers and customers, increased focus on sustainability issues as a result of global climate change, the Company's ability to protect patents, trademarks and other intellectual property rights; any breaches of, or interruptions in, our information systems; the ability of our information technology systems or information security systems to operate effectively, including as a result of security breaches, viruses, hackers, malware, natural disasters, vendor business interruptions or other causes; our ability to properly maintain, protect, repair or upgrade our information technology systems or information security systems, or problems with our transitioning to upgraded or replacement systems; the impact of adverse publicity about the Company and/or its brands, including without limitation, through social media or in connection with brand damaging events and/or public perception; fluctuations in the price, availability and quality of raw materials and contracted products as well as foreign currency fluctuations; ongoing disruptions and delays in the shipping and transportation of our products due to port congestion, container ship availability and/or other logistical challenges; the impact of political unrest, natural disasters or other crises, terrorist acts, acts of war and/or military operations; our ability to utilize our net operating loss carryforwards; changes in tax laws and liabilities, tariffs, legal, regulatory, political and economic risks; the Company’s ability to maintain a quarterly dividend; and any material differences in the actual financial results of the Rhino-Rack acquisition as compared with expectations, including the impact of the acquisition and any recognition of impairment or other charges relating to the acquisition on the Company’s future earnings per share. More information on potential factors that could affect the Company’s financial results is included from time to time in the Company’s public reports filed with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. All forward-looking statements included in this Quarterly Report on Form 10-Q are based upon information available to the Company as of the date of this Quarterly Report on Form 10-Q, and speak only as of the date hereof. We assume no obligation to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

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

On August 6, 2018, the Company announced that its Board of Directors approved the initiation of a quarterly cash dividend program of $0.025 per share of the Company’s common stock (the “Quarterly Cash Dividend”) or $0.10 per share on an annualized basis.  The declaration and payment of future Quarterly Cash Dividends is subject to the discretion of and approval of the Company’s Board of Directors. On November 3, 2022, the Company announced that its Board of Directors approved the payment on November 25, 2022 of the Quarterly Cash Dividend of $0.025 to the record holders of shares of the Company’s common stock as of the close of business on November 14, 2022.

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

Critical Accounting Policies and Use of Estimates

Management’s discussion of our financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of the consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

periods. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in our Annual Report on Form 10-K for the year ended December 31, 2021. We base our estimates on historical experience and other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2021.

Accounting Pronouncements Issued Not Yet Adopted

None

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following presents a discussion of operations for the three months ended September 30, 2022, compared with the three months ended September 30, 2021.

	Three Months Ended
	September 30, 2022	September 30, 2021

Sales
Domestic sales	$55,540	$61,259
International sales	60,175	47,712
Total sales	115,715	108,971

Cost of goods sold	76,291	69,792
Gross profit	39,424	39,179

Operating expenses
Selling, general and administrative	32,340	31,314
Transaction costs	858	8,147
Contingent consideration expense	104	-

Total operating expenses	33,302	39,461

Operating income (loss)	6,122	(282)

Other expense
Interest expense, net	(2,216)	(1,476)
Other, net	(1,238)	338

Total other expense, net	(3,454)	(1,138)

Income (loss) before income tax	2,668	(1,420)
Income tax benefit	(83)	(5,950)
Net income	$2,751	$4,530

Sales

Total sales increased $6,744, or 6.2%, to $115,715, during the three months ended September 30, 2022, compared to total sales of $108,971 during the three months ended September 30, 2021. The increase in sales was primarily attributable to an increase in sales at the Outdoor and Precision Sport segments of $6,208 and $3,890, respectively. Additionally, there was an increase in sales of $3,676 from the inclusion of MAXTRAX in the current period. This was partially offset by a decrease in sales at Rhino-Rack of $3,743. Sales in the Outdoor segment were partially offset by a decrease in sales of $2,361, and sales at Rhino-Rack were further reduced by $926, due to the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2022, compared to the prior period.

Domestic sales decreased $5,719, or 9.3%, to $55,540 during the three months ended September 30, 2022, compared to domestic sales of $61,259 during the three months ended September 30, 2021. The decrease in sales was primarily attributable to a decrease in sales at Rhino-Rack of $3,877. Additionally, there was a decrease in sales at the Precision Sport segment of $2,751. This was partially offset by an increase in sales at the Outdoor segment during the period of $673 as well as an increase in sales of $236 from the inclusion of MAXTRAX.

International sales increased $12,463, or 26.1%, to $60,175 during the three months ended September 30, 2022, compared to international sales of $47,712 during the three months ended September 30, 2021. The increase in sales was primarily attributable to an increase in sales at the Precision Sport and Outdoor segments of $6,641 and $5,535, respectively. Additionally, there was an increase in

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

sales of $3,440 from the inclusion of MAXTRAX in the current period, and an increase in sales at Rhino-Rack of $134. Sales in the Outdoor segment and Rhino-Rack were partially offset by a decrease in sales of $2,361 and $926, respectively, due to the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2022, compared to the prior period.

Cost of Goods Sold

Cost of goods sold increased $6,499, or 9.3%, to $76,291 during the three months ended September 30, 2022, compared to cost of goods sold of $69,792 during the three months ended September 30, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Gross profit increased $245, or 0.6%, to $39,424 during the three months ended September 30, 2022, compared to gross profit of $39,179 during the three months ended September 30, 2021. Gross margin was 34.1% during the three months ended September 30, 2022, compared to a gross margin of 36.0% during the three months ended September 30, 2021. Improvements in channel and product mix were completely offset by higher freight costs at the Outdoor and Adventure segments as well as unfavorable foreign exchange impacts due to the strengthening of the U.S. dollar against foreign currencies during the three months ended September 30, 2022. Gross margin during the three months ended September 30, 2021 was negatively impacted by the $3,099 Rhino-Rack fair value inventory charge due to purchase accounting.

Selling, General and Administrative

Selling, general, and administrative expenses increased $1,026, or 3.3%, to $32,340 during the three months ended September 30, 2022, compared to selling, general and administrative expenses of $31,314 during the three months ended September 30, 2021. The increase is primarily due to the inclusion of MAXTRAX in the current period, which contributed $1,185 in selling, general and administrative expenses, as well as increases in investments in retail and direct-to-consumer initiatives at the Outdoor segment. The increase was partially offset by a decrease in stock compensation of $844 during the three months ended September 30, 2022 compared to the prior year. Additionally, the Company incurred higher Corporate costs of $310 primarily related to professional fees during the three months ended September 30, 2022 compared to the prior year. The increase in professional fees includes expenses incurred in connection with a lawsuit filed by the Company on September 19, 2022, in the U.S. District Court for the Southern District of New York against HAP Trading, LLC and Mr. Harsh A. Padia to seek to disgorge profits from transactions in the Company’s common stock and related derivative securities in violation of Section 16(b) of the Securities Exchange Act of 1934, as amended.

Transaction Costs

Transaction expense decreased to $858 during the three months ended September 30, 2022, compared to transaction costs of $8,147 during the three months ended September 30, 2021, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Expense

Contingent consideration expense increased to $104 during the three months ended September 30, 2022, compared to $0 contingent consideration expense during the three months ended September 30, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities.

Interest Expense, net

Interest expense, net increased to $2,216 during the three months ended September 30, 2022, compared to interest expense, net of $1,476 during the three months ended September 30, 2021. The increase in interest expense recognized during the three months ended September 30, 2022 was primarily associated with the increase in the average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Other, net, decreased by $1,576, or 466.3%, to $1,238 during the three months ended September 30, 2022, compared to other, net income of $338 during the three months ended September 30, 2021. The change in other, net, was primarily attributable to an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable as well as changes on mark-to-market adjustments on non-hedged commodity derivative contracts during the three months ended September 30, 2022 and non-hedged foreign currency contracts during the three months ended September 30, 2021.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Income Taxes

Income tax benefit changed by $5,867, or 98.6%, to $83 during the three months ended September 30, 2022, compared to income tax benefit of $5,950 during the same period in 2021. Our effective income tax rate was a benefit of 3.1% for the three months ended September 30, 2022, and differed compared to the statutory tax rates primarily due to the impact of discrete stock option windfall benefits in the third quarter. For the three months ended September 30, 2021, our effective income tax rate was a benefit of 419.0% and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and a discrete charge recorded during the period.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following presents a discussion of operations for the nine months ended September 30, 2022, compared with the nine months ended September 30, 2021.

	Nine Months Ended
	September 30, 2022	September 30, 2021

Sales
Domestic sales	$181,920	$160,708
International sales	162,004	96,903
Total sales	343,924	257,611

Cost of goods sold	216,566	163,361
Gross profit	127,358	94,250

Operating expenses
Selling, general and administrative	101,959	72,903
Transaction costs	2,880	9,272
Contingent consideration expense	493	-

Total operating expenses	105,332	82,175

Operating income	22,026	12,075

Other expense
Interest expense, net	(5,060)	(1,926)
Other, net	(2,648)	(4,263)

Total other expense, net	(7,708)	(6,189)

Income before income tax	14,318	5,886
Income tax expense (benefit)	2,494	(6,161)
Net income	$11,824	$12,047

Sales

Total sales increased $86,313, or 33.5%, to $343,924, during the nine months ended September 30, 2022, compared to total sales of $257,611 during the nine months ended September 30, 2021. The increase in sales was primarily attributable to an increase in sales at Rhino-Rack during the period of $43,561. Additionally, there was an increase in sales at the Precision Sport and Outdoor segments of $20,243 and $15,590, respectively, as well as an increase in sales of $12,150 from the inclusion of MAXTRAX in the current period. Sales in the Outdoor segment and Rhino-Rack were partially offset by a decrease in sales of $4,305 and $926, respectively, due to the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2022, compared to the prior period.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Domestic sales increased $21,212, or 13.2%, to $181,920 during the nine months ended September 30, 2022, compared to domestic sales of $160,708 during the nine months ended September 30, 2021. The increase in sales was primarily attributable to an increase in sales at Rhino-Rack during the period of $12,293. Additionally, there was an increase in sales at the Precision Sport segment of $3,428, an increase in sales of $2,888 from the inclusion of MAXTRAX in the current period, and an increase in sales at the Outdoor segment of $2,603.

International sales increased $65,101, or 67.2%, to $162,004 during the nine months ended September 30, 2022, compared to international sales of $96,903 during the nine months ended September 30, 2021. The increase in sales was primarily attributable to an increase in sales at Rhino-Rack during the period of $31,268. Additionally, there was an increase in sales at the Precision Sport and Outdoor segments of $16,815 and $12,987, respectively, as well as an increase in sales of $9,262 from the inclusion of MAXTRAX in the current period. Sales in the Outdoor segment and Rhino-Rack were partially offset by a decrease in sales of $4,305 and $926, respectively, due to the strengthening of the U.S. dollar against foreign currencies during the nine months ended September 30, 2022, compared to the prior period.

Cost of Goods Sold

Cost of goods sold increased $53,205, or 32.6%, to $216,566 during the nine months ended September 30, 2022, compared to cost of goods sold of $163,361 during the nine months ended September 30, 2021. The increase in cost of goods sold was primarily attributable to an increase in the number of units sold.

Gross Profit

Gross profit increased $33,108, or 35.1%, to $127,358 during the nine months ended September 30, 2022, compared to gross profit of $94,250 during the nine months ended September 30, 2021. Gross margin was 37.0% during the nine months ended September 30, 2022, compared to a gross margin of 36.6% during the nine months ended September 30, 2021. Gross margin during the nine months ended September 30, 2022, increased compared to the prior year due to a favorable product mix from higher margin products and from the inclusion of Rhino-Rack and MAXTRAX in the current period. This increase was partially offset by the $269 MAXTRAX fair value inventory charge due to purchase accounting during the nine months ended September 30, 2022 as well as unfavorable foreign exchange impacts due to the strengthening of the U.S. dollar against foreign currencies. Gross margin during the nine months ended September 30, 2021 was negatively impacted by the $3,460 Rhino-Rack and Barnes fair value inventory charge due to purchase accounting.

Selling, General and Administrative

Selling, general, and administrative expenses increased $29,056, or 39.9%, to $101,959 during the nine months ended September 30, 2022, compared to selling, general and administrative expenses of $72,903 during the nine months ended September 30, 2021. The increase in selling, general and administrative expenses is primarily due to the inclusion of Rhino-Rack and MAXTRAX, which contributed $16,634 and $3,716, respectively. Additionally, the Company incurred higher Corporate costs of $1,965 primarily related to payroll and professional fees along with an increase of stock compensation of $2,728 during the nine months ended September 30, 2022 compared to the prior year. The remaining increase was primarily attributable to the Company’s investments in retail and direct-to-consumer initiatives at the Outdoor segment.

Transaction Costs

Transaction expense decreased to $2,880 during the nine months ended September 30, 2022, compared to transaction costs of $9,272 during the nine months ended September 30, 2021, which consisted of expenses related to the Company’s various acquisition efforts.

Contingent Consideration Expense

Contingent consideration expense increased to $493 during the nine months ended September 30, 2022, compared to $0 contingent consideration expense during the nine months ended September 30, 2021, which consisted of changes in estimated fair value of contingent consideration liabilities.

Interest Expense, net

Interest expense, net increased to $5,060 during the nine months ended September 30, 2022, compared to interest expense, net of $1,926 during the nine months ended September 30, 2021. The increase in interest expense recognized during the nine months ended September

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

30, 2022 was primarily associated with the increase in the average outstanding debt amounts during the period compared to the prior year and the recording of certain debt issuance costs.

Other, net

Other, net changed by $1,615, or 37.9%, to $2,648 during the nine months ended September 30, 2022, compared to other, net of $4,263 during the nine months ended September 30, 2021. The change in other, net, was primarily attributable to changes on mark-to-market adjustments on non-hedged commodity derivative contracts during the nine months ended September 30, 2022 and non-hedged foreign currency contracts during the nine months ended September 30, 2021. The change was partially offset by an increase in remeasurement losses recognized on the Company’s foreign denominated accounts receivable and accounts payable.

Income Taxes

Income tax expense changed by $8,655, or -140.5%, to an expense of $2,494 during the nine months ended September 30, 2022, compared to a benefit of $6,161 during the same period in 2021. Our effective income tax rate was 17.4% for the nine months ended September 30, 2022, and differed compared to the statutory tax rates primarily due to the impact of discrete stock option windfall benefits in the third quarter, partially offset by the impact of foreign earnings taxed at applicable statutory rates and permanent book to tax differences related to incentive stock options and officer compensation limitations. For the nine months ended September 30, 2021, our effective income tax rate was a benefit of 104.7% and differed compared to the statutory tax rates due to a release of a partial valuation allowance of the deferred tax assets and a discrete charge recorded during the period.

Liquidity and Capital Resources

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Our primary ongoing funding requirements are for working capital, expansion of our operations (both organically and through acquisitions) and general corporate needs, as well as investing activities associated with the various brands. We plan to fund these activities through a combination of our future operating cash flows and revolving credit facility which had approximately $110,000 available to borrow at September 30, 2022, while maintaining compliance with the consolidated total leverage ratio per the Restated Credit Agreement of 3.75 to 1. We believe that our liquidity requirements and contractual obligations for at least the next 12 months will be adequately covered by cash provided by operations and our existing revolving credit facility. Additionally, long-term contractual obligations are also currently expected to be funded from cash from operations and availability under our existing credit facilities. For additional information regarding the Company’s existing credit facilities, see the section titled “Credit Agreement” below.

At September 30, 2022, we had total cash of $10,365, compared to a cash balance of $19,465 at December 31, 2021. At September 30, 2022, the Company had $5,091 of the $10,365 in cash held by foreign entities, of which $3,672 is considered permanently reinvested.

The following presents a discussion of cash flows for the condensed consolidated nine months ended September 30, 2022 compared with the condensed consolidated nine months ended September 30, 2021.

	Nine Months Ended
	September 30, 2022	September 30, 2021

Net cash used in operating activities	$(17,746)	$(17,101)
Net cash used in investing activities	(5,778)	(141,181)
Net cash provided by financing activities	15,327	151,041
Effect of foreign exchange rates on cash	(903)	(378)
Change in cash	(9,100)	(7,619)
Cash, beginning of year	19,465	17,789
Cash, end of period	$10,365	$10,170

Net Cash From Operating Activities

Net cash used in operating activities was $17,476 during the nine months ended September 30, 2022, compared to net cash used in operating activities of $17,101 during the nine months ended September 30, 2021. The change in net cash used in operating activities

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

during 2022 is primarily due to an increase in working capital of $18,571, partially offset by increases in depreciation and amortization expenses, as well as stock compensation during the nine months ended September 30, 2022, compared to the same period in 2021.

Free cash flow, defined as net cash (used in) provided by operating activities less capital expenditures, of ($23,962) was used during the nine months ended September 30, 2022 compared to ($22,680) used during the same period in 2021. The Company believes that the non-GAAP measure, free cash flow, provides an understanding of the capital required by the Company to expand its asset base. A reconciliation of free cash flows to comparable GAAP financial measures is set forth below:

	Nine Months Ended
	September 30, 2022	September 30, 2021

Net cash used in operating activities	$(17,746)	$(17,101)
Purchase of property and equipment	(6,216)	(5,579)
Free cash flow	$(23,962)	$(22,680)

Net Cash From Investing Activities

Net cash used in investing activities was $5,778 during the nine months ended September 30, 2022, compared to $141,181 during the nine months ended September 30, 2021. The decrease in cash used during the nine months ended September 30, 2022 is due to the acquisition of Rhino-Rack during the nine months ended September 30, 2021, partially offset by an increase in purchases of property and equipment, compared to the same period in 2021.

Net Cash From Financing Activities

Net cash provided by financing activities was $15,327 during the nine months ended September 30, 2022, compared to net cash provided by financing activities of $151,041 during the nine months ended September 30, 2021. The decrease in cash provided during the nine months ended September 30, 2022, compared to the same period in 2021 was primarily due to a decrease in net proceeds to the revolving line of credit and term loan and an increase in purchases of treasury stock.

Net Operating Loss

As of September 30, 2022, the Company had net operating loss carryforwards (“NOLs”) and research and experimentation credit for U.S. federal income tax purposes of $58,376 and $2,259, respectively. The Company believes its U.S. Federal NOLs will substantially offset its future U.S. Federal income taxes until expiration. The Company has $58,376 of NOLs, of which, $37,171 expire on December 31, 2022. These NOLs are subject to compliance with Section 382 of the Internal Revenue Code of 1986, as amended.

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

Credit Agreement

As of September 30, 2022, the Company had drawn approximately $44,688 of the $300,000 revolving loan commitment that was available for borrowing under the Restated Credit Agreement (as defined below), and $121,875 was outstanding under the term loan commitment. As of September 30, 2022, the interest rates on the revolving loan and term loan commitments were approximately 5.0%. The Company was in compliance with the debt covenants set forth in the Restated Credit Agreement as of September 30, 2022.

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

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

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

The Restated Credit Agreement contains customary affirmative and negative covenants, including limitations on the ability of the Company and its subsidiaries to perform the following, subject to certain customary exceptions, qualifications and “baskets”: (i) incur additional debt; (ii) create liens; (iii) engage in mergers, consolidations, certain divisions, liquidations or dissolutions other than in

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

certain permitted instances as described in the Restated Credit Agreement; (iv) substantially change the business conducted by the Company and its subsidiaries; (v) make certain investments, loans, advances, guarantees and acquisitions other than in certain permitted instances as described in the Restated Credit Agreement; (vi) sell assets; (vii) pay dividends or make distributions or other restricted payments if certain conditions in the Restated Credit Agreement are not fulfilled; (viii) prepay other indebtedness; (ix) engage in certain transactions with affiliates; (x) enter into agreements that restrict dividends from subsidiaries or the ability of subsidiaries to grant liens upon their assets; (xi) amend certain charter documents and material agreements governing subordinated indebtedness; (xii) permit the consolidated total leverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, from exceeding a limit of 3.75 to 1, provided, that, subject to certain terms and conditions set forth in the Restated Credit Agreement, so long as no Event of Default (as defined in the Restated Credit Agreement) exists at such time or would result therefrom, the Company may elect to increase the maximum consolidated total leverage ratio permitted under the Restated Credit Agreement to 4.25:1.00 for a period of four consecutive fiscal quarters in connection with any acquisition permitted under the Restated Credit Agreement for which the aggregate consideration is greater than or equal to $60,000; and (xiii) permit the consolidated fixed charge coverage ratio, which is to be determined for each quarter end on a trailing twelve month basis, to be less than 1.25 to 1.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of the Company’s Executive Chairman and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15I and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 30, 2022, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, the Company’s Executive Chairman and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2022, were effective.

On December 1, 2021, the Company completed the acquisition of Australia-based MaxTrax Australia Pty Ltd (“MAXTRAX”). Management excluded MAXTRAX from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022.

CLARUS CORPORATION

MANAGEMENT DISCUSSION AND ANALYSIS

(in thousands, except per share amounts)

Changes in Internal Control over Financial Reporting

The Company acquired MAXTRAX on December 1, 2021. The Company is currently in the process of integrating the internal controls over financial reporting at MAXTRAX. Except for the continued integration of MAXTRAX, there has been no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be required subsequently to take write downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

In connection with our general growth strategy of acquiring businesses and assets, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in us reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock.

CLARUS CORPORATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

The Company did not sell any securities during the quarter ended September 30, 2022 that were not registered under the Securities Act of 1933, as amended.

Issuer Repurchases of Equity Securities

On August 1, 2022, the Company announced that its Board of Directors had terminated its $30,000,000 share repurchase program, which still had $10,793,587 available, replacing it with a new stock repurchase program that allows the repurchase of up to $50,000,000 of the Company’s outstanding common stock. During the third quarter of 2022, the Company purchased 527,277 shares of the Company’s common stock for $7,170,783 under the Company’s authorized stock repurchase program.

			Total Number of Shares	Maximum Dollar Value
			Purchased as Part of	of Shares that May Yet
	Total Number of	Average Price Paid	Publicly Announced	Be Purchased Under
	Shares Purchased	per Share	Plans or Programs	the Plans or Programs
Period
July 1 to 31, 2022	-	$-	-	$10,793,587
August 1 to 31, 2022	-	$-	-	$50,000,000
September 1 to 30, 2022	527,277	$13.60	527,277	$42,829,217
Total	527,277

CLARUS CORPORATION

ITEM 6. EXHIBITS

Exhibit	Description
10.1

Letter to Greenhouse Funds LLLP dated August 19, 2022 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2022 and incorporated herein by reference).

10.2

Letter to Brown Advisory Incorporated dated August 19, 2022 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 22, 2022 and incorporated herein by reference).

10.3

Letter to Thrivent Asset Management, LLC dated September 30, 2022 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 4, 2022 and incorporated herein by reference).

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

CLARUS CORPORATION
Date: November 7, 2022	By:	/s/ Warren B. Kanders
	Name:	Warren B. Kanders
	Title:	Executive Chairman
(Principal Executive Officer)

Date: November 7, 2022	By:	/s/ Michael J. Yates
	Name:	Michael J. Yates
	Title:	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)